Form 10-Q
period 1999-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 1999-12-02
CIK 1091801

SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999


                        COMMISSION FILE NUMBER 001-15395


                      Martha Stewart Living Omnimedia, Inc.
             (Exact name of Registrant as specified in its charter)


Delaware                                       52-2187059
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


11 West 42nd Street                            10036
New York, NY                                   (Zip Code)
(Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (212) 827-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [ ]                   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding at
                 Class                    November 23, 1999

         Class A, $0.01 par value             15,477,170

         Class B, $0.01 par value             34,126,831
                                          -----------------
         Total                                49,604,001
                                          =================

                      Martha Stewart Living Omnimedia, Inc.


                               Index to Form 10-Q


                                                                           Page
                                                                           ----
Part I.     Financial information

            Item 1.     Financial Statements                               3

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                         10

Part II.    Other Information


            Item 2.     Changes in Securities and Use of Proceeds          16

            Item 4.     Submission of Matters to a Vote of
                        Security Holders                                   16

            Item 5.     Other Information                                  17

            Item 6.     Exhibits and Reports of Form 8-K                   17

            Signatures                                                     18

            Index to Exhibits                                              19

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                          December 31,   September 30,
                                                              1998            1999
                                                          ------------   -------------
ASSETS                                                                    (unaudited)
------
CURRENT ASSETS
      Cash and cash equivalents                           $     24,578   $      31,884

      Accounts receivable, net                                  25,260          28,964

      Inventories                                                6,522           8,354

      Deferred television production costs                       3,038           3,526

      Other current assets                                         275           1,192
                                                          ------------   -------------
              Total current assets                              59,673          73,920
                                                          ------------   -------------
PROPERTY, PLANT AND EQUIPMENT, net                              11,468          15,803
                                                          ------------   -------------
INTANGIBLE ASSETS, net                                          53,108          50,895
                                                          ------------   -------------
OTHER ASSETS                                                     1,123           1,885
                                                          ------------   -------------
                  Total assets                            $    125,372   $     142,503
                                                          ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
      Accounts payable and accrued liabilities            $     26,879   $      30,032

      Current portion of deferred subscription income           26,756          26,589
                                                          ------------   -------------
            Total current liabilities                           53,635          56,621
                                                          ------------   -------------
DEFERRED INCOME                                                  6,504           5,471
                                                          ------------   -------------
LONG TERM DEBT, less current maturities                         27,650              --
                                                          ------------   -------------
OTHER NONCURRENT LIABILITIES                                       768           4,196
                                                          ------------   -------------
STOCKHOLDERS' EQUITY                                            36,815          76,215
                                                          ------------   -------------
       Total liabilities and stockholders' equity         $    125,372   $     142,503
                                                          ============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Operations
                 (unaudited, in thousands, except share amounts)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                             ---------------------------  ---------------------------

                                                 1999          1998           1999          1998
                                             ------------   ------------  ------------   ------------

Revenues
     Publishing                                   $31,654        $30,313      $104,968        $95,014
     Television                                     6,418          5,610        19,205         16,197
     Merchandising                                  4,789          4,353        16,298         10,975
     Internet/Direct Commerce                       6,977          2,303        20,869          6,646
                                             ------------   ------------  ------------   ------------

          Total revenues                           49,838         42,579       161,340        128,832
                                             ------------   ------------  ------------   ------------
Operating costs and expenses
     Production, distribution and editorial        28,084         19,081        82,794         55,573
     Selling and promotion                          7,547          7,464        27,541         25,302
     General and administrative                     8,533          5,686        27,134         19,691
     Depreciation and amortization                  1,761          1,304         4,493          3,969
                                             ------------   ------------  ------------   ------------

          Total operating costs and expenses       45,925         33,535       141,962        104,535
                                             ------------   ------------  ------------   ------------

Income from operations                              3,913          9,044        19,378         24,297
                                             ------------   ------------  ------------   ------------

Other expenses                                        439            759         1,738          2,824
                                             ------------   ------------  ------------   ------------

Net income                                          3,474          8,285        17,640         21,473
                                             ------------   ------------  ------------   ------------

Pro forma adjustment to income tax
provision                                           1,597          3,582         8,350          9,871
                                             ------------   ------------  ------------   ------------

Pro forma net income                               $1,877         $4,703        $9,290        $11,602
                                             ============   ============  ============   ============
Pro forma earnings per share
     Basic and Diluted                              $0.05          $0.12         $0.23          $0.30
                                             ------------   ------------  ------------   -------------

     Weighted average shares outstanding       40,619,029     39,175,714    39,656,819     39,175,714
                                             ------------   ------------  ------------   ------------

Adjusted pro forma earnings per share
     Basic and Diluted                              $0.04          $0.09         $0.19          $0.23
                                             ------------   ------------  ------------   ------------

     Adjusted shares outstanding               49,583,392     49,583,392    49,583,392     49,583,392
                                             ------------   ------------  ------------   ------------

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                            -------------------------

                                                               1999          1998
                                                            -----------   -----------

Cash flows from operating activities
  Net income                                                $    17,640   $    21,473
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization                                4,493         3,969
     Changes in operating assets and liabilities                (7,341)      (15,090)
                                                            -----------   -----------

       Net cash provided by operating activities                 14,792        10,352
                                                            -----------   -----------
Cash flows from investing activities
     Capital expenditures                                       (1,596)       (1,942)
     Proceeds from sale leaseback transaction                        --         2,389
                                                            -----------   -----------
       Net cash provided by (used in) investing activities      (1,596)           447
                                                            -----------   -----------

Cash flows from financing activities
     Issuance of equity                                          25,000
     Principal repayment of long term debt                     (27,650)       (2,350)
     Distributions to members                                   (3,240)         (114)
                                                            -----------   -----------

       Net cash used in financing activities                    (5,890)       (2,464)
                                                            -----------   -----------
       Net increase in cash                                       7,306         8,335

Cash and cash equivalents, beginning of period                   24,578         9,971
                                                            -----------   -----------
Cash and cash equivalents, end of period                    $    31,884   $    18,306
                                                            ===========   ===========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Martha Stewart Living Omnimedia, Inc. (together with its subsidiary, the "Company") includes the operations, assets and liabilities of Martha Stewart Living Omnimedia LLC ("MSLO"), a predecessor to the Company and its former parent, which was merged with and into the Company on October 22, 1999. This merger was accounted for as a combination of companies under common control and accordingly, the financial statements for prior periods have been retroactively restated.

1.   Accounting policies

     a. General

     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the Company's Registration Statement on Form S-1 (File No. 333-84001) for complete financial statements and related notes.

     b. Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company's consolidated financial statements.

     c. Intangible assets

     Intangible assets, representing the excess of purchase price over net assets acquired, include the value assigned to subscriber lists, trade names and goodwill, and are being amortized over twenty years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of intangible assets, principally based on forecasts of future undiscounted cash flows.

     d. Income taxes

     No provision has been made in the accompanying condensed consolidated financial statements for federal income taxes since, pursuant to provisions of the Internal Revenue Code, the results of operations of MSLO during the relevant time periods were reportable by the members of MSLO on their individual tax returns. However, MSLO was subject to certain foreign, state and city income taxes. The pro forma adjustment to income tax provision and pro forma net income reflect the additional income taxes as though the merger of MSLO with the Company had occurred prior to the start of each period.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

2.   Equity Transactions

     Strategic Investment
     On July 27, 1999, an affiliate of Kleiner Perkins Caufield & Byers, a venture capital firm, acquired 5% of the Company and was issued a warrant to acquire 15% of any publicly traded class of stock issued by the Company that is intended to reflect the performance of the Company's Internet business (as defined in the warrant) in exchange for $25 million in cash. The warrant may also become exercisable in the event of a business combination relating to, or a sale of, the Company's Internet business. The warrant, which has an exercise price of $21 million, expires July 27, 2002, and may expire earlier in certain circumstances. $14.3 million of the proceeds from this transaction were used to repay the loan from Bank of America, N.A. (See Note 4).

     Initial Public Offering
     On October 22, 1999, the Company completed an initial public offering of 8,280,000 shares of Class A common stock at $18.00 per share, raising net proceeds after underwriting discounts and commissions of $138.6 million.

3.   Inventories

     The components of inventories are as follows :

                              December 31,      September 30,
                                  1998              1999
                             --------------    ---------------
                                     (in thousands)

       Paper                        $ 4,621            $ 4,324

       Catalog merchandise            1,901              4,030
                             --------------    ---------------

                                    $ 6,522            $ 8,354
                             ==============    ===============

4.   Note Payable and Line of Credit

     The Company had a note payable aggregating $27.65 million to Time Publishing Ventures, Inc. at December 31, 1998. The note was due on February 3, 2001 and bore interest at the prime rate plus 1% per annum. In March 1999, the Company entered into an agreement with Bank of America, N.A., formerly known as NationsBank, N.A., for a loan in the amount of $15 million. The proceeds from the loan were used, along with existing cash balances, to pay in full, the note payable to Time Publishing Ventures aggregating $27.65 million plus accrued interest.

     In July 1999, the Company repaid the Bank of America, N.A. loan with the proceeds received from the Kleiner Perkins investment (See Note 2).

     The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $10 million with an interest rate equal to the prime rate per annum. The agreement also requires the Company to pay a commitment fee equal to one-half of 1% per annum of the unused available borrowings. This agreement also contains certain financial and nonfinancial covenants, including the maintenance of a minimum debt service coverage ratio and a quick ratio, and a limitation on capital expenditures and investments. The Company was in compliance with all such covenants as of September 30, 1999. As of December 31, 1998 and September 30, 1999, the Company did not have any amounts outstanding under this agreement.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Earnings per share

     Basic pro forma earnings per share amounts are calculated based upon the weighted average number of common shares outstanding during each period presented.

     Adjusted basic pro forma earnings per share amounts are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Kleiner Perkins investment and the initial public offering were outstanding for all periods presented in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share.

     There was no dilution from common stock equivalents outstanding during such periods and accordingly diluted earnings per share is not presented separately.

6.   Industry segments

     The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. Magazine operations account for over 90% of the revenues of the Publishing segment, which also includes book publishing, newspaper syndication and radio syndication. The Television segment includes a television program that airs in syndication in the United States and on cable in the United States and Canada as well as weekly segments on the CBS This Morning program. The Merchandising segment consists solely of royalty revenues generated by the sale of Martha Stewart branded products. The Internet/Direct Commerce segment comprises the sale of Martha by Mail products through the Company's website and print catalog as well as advertising revenues derived from advertisements on the website.

     Revenues for each segment are presented in the condensed consolidated statements of operations. Income from operations for each segment were as follows:

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------    ---------------------
                                    1999         1998         1999        1998
                                  ---------   ---------    ---------   ---------
                                                   (in thousands)
     Publishing                    $ 10,432    $ 10,215     $ 34,525    $ 33,391
     Television                         198         603        1,956         893
     Merchandising                    4,686       4,907       16,117      11,477
     Internet/Direct Commerce       (3,626)       (389)      (7,708)     (2,132)
                                  ---------   ---------    ---------   ---------
     Total before corporate
            charges                  11,690      15,336       44,890      43,629

     Corporate charges              (7,777)     (6,292)     (25,512)    (19,332)
                                  ---------   ---------    ---------   ---------
     Income from operations         $ 3,913     $ 9,044     $ 19,378    $ 24,297
                                  =========   =========    =========   =========

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

7.  Supplemental Cash Flow Information

                               For the Nine Months Ended
                                      September 30,
                               --------------------------
                                  1999           1998
                               -----------    -----------
                                    (in thousands)

     Cash paid for interest       $ 2,463        $ 2,666

     Cash paid for income taxes       683            211


     During the nine months ended September 30, 1999, the Company refinanced existing leases for computer and television equipment. Under this refinancing, the new lease was recorded as a capital lease and the Company recorded property, plant and equipment of $5 million with a corresponding liability for capital lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
On October 22, 1999, subsequent to the end of this quarter, we completed our initial public offering and raised net proceeds of $138.6 million upon the issuance of 8,280,000 shares of Class A common stock. Accordingly, our results of operations and financial position as of and for the periods ended September 30, 1999 do not reflect the impact of the offering.

In this report, the terms "we," us" and "our" refer to Martha Stewart Living Omnimedia, Inc., and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC ("MSLO LLC"), the legal entity that prior to October 22, 1999 operated the business we now operate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                   Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                   1999           1998
                                             --------------  --------------
                                                     (in thousands)
Revenues

     Publishing                              $       31,654  $       30,313

     Television                                       6,418           5,610

     Merchandising                                    4,789           4,353

     Internet/Direct Commerce                         6,977           2,303
                                             --------------  --------------
         Total revenues                              49,838          42,579
                                             --------------  --------------

Operating costs and expenses

     Production, distribution and editorial          28,084          19,081

     Selling and promotion                            7,547           7,464

     General and administrative                       8,533           5,686

     Depreciation and amortization                    1,761           1,304
                                             --------------  --------------
         Total operating costs and expenses          45,925          33,535
                                             --------------  --------------
Income from operations                                3,913           9,044
                                             --------------  --------------
Other expenses                                          439             759
                                             --------------  --------------
Net income                                            3,474           8,285
                                             --------------  --------------
Pro forma adjustment to income tax provision          1,597           3,582
                                             --------------  --------------
Pro forma net income                                  1,877           4,703
                                             ==============  ==============

Revenues. Total revenues increased $7.3 million, or 17.0%, to $49.8 million for the three months ended September 30, 1999, from $42.6 million for the three months ended September 30, 1998. Publishing revenues increased $1.3 million, or 4.4%, to $31.7 million for the three months ended September 30, 1999 from $30.3 million for the three months ended September 30, 1998. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising pages sold in Martha Stewart Living magazine. Television revenues increased $0.8 million, or 14.4%, to $6.4 million for the three months ended September 30, 1999 from $5.6 million for the three months ended September 30, 1998. The increase is due primarily to additional revenues associated with the addition of a second half hour to our syndicated daily program, partially offset by reduced advertising revenues from lower ratings during the three months ended September 30, 1999. Merchandising revenues increased $0.4 million, or 10.0%, to $4.8 million for the three months ended September 30, 1999 from $4.4 million for the three months ended September 30, 1998. Internet/Direct Commerce revenues increased $4.7 million, or 203.0%, to $7.0 million for the three months ended September 30, 1999 from $2.3 million for the three months ended September

30, 1998, due to increased merchandise sales resulting from higher catalog circulation and Internet traffic.

Production, distribution and editorial. Production, distribution and editorial expenses increased $9.0 million, or 47.2%, to $28.1 million for the three months ended September 30, 1999 from $19.1 million for the three months ended September 30, 1998. Internet/Direct Commerce costs increased $7.2 million due to an increase in cost of goods sold and fulfillment costs, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, Internet costs increased due to increased investment in developing and maintaining our Internet site. Publishing segment costs increased $1.2 million reflecting increased costs for Martha Stewart Living magazine due to an increase in the number of pages printed per issue and higher printing costs. Television costs increased $0.7 million, primarily as a result of additional production and distribution costs incurred for the additional half-hour of programming in 1999.

Selling and promotion. Selling and promotion expenses remained constant at $7.5 million in each period.

General and administrative. General and administrative expenses, consisting primarily of costs relating to the executive office, finance, professional services, information technology, office services (including rent) and human resources, increased $2.8 million, or 50.1%, to $8.5 million for the three months ended September 30, 1999 from $5.7 million for the three months ended September 30, 1998. We have incurred higher costs as a result of continued infrastructure development to support higher levels of revenue, including Internet development.

Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 35.0% to $1.8 million for the three months ended September 30, 1999 from $ 1.3 million for the three months ended September 30, 1998. The increase is attributable to higher levels of property and equipment, including $5.0 million of equipment leases that were refinanced into capital leases.

Other expenses, representing net interest expense and provision for income taxes decreased $0.3 million, or 42.2%, to $0.4 million for the three months ended September 30, 1999 from $0.7 million for the three months ended September 30, 1998, as a result of lower outstanding long-term debt, higher interest income earned on higher invested cash balances and lower taxable income.

Net income decreased $4.8 million, to $3.5 million for the three months ended September 30, 1999 from $8.3 million for the three months ended September 30, 1998, primarily as a result of the above mentioned factors.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                   Nine Months Ended
                                                      September 30,
                                             ------------------------------
                                                   1999           1998
                                             --------------  --------------
                                                     (in thousands)
Revenues

     Publishing                              $      104,968  $       95,014

     Television                                      19,205          16,197

     Merchandising                                   16,298          10,975

     Internet/Direct Commerce                        20,869           6,646
                                             --------------  --------------
         Total revenues                             161,340         128,832
                                             --------------  --------------

Operating costs and expenses

     Production, distribution and editorial          82,794          55,573

     Selling and promotion                           27,541          25,302

     General and administrative                      27,134          19,691

     Depreciation and amortization                    4,493           3,969
                                             --------------  --------------
         Total operating costs and expenses         141,962         104,535
                                             --------------  --------------
Income from operations                               19,378          24,297
                                             --------------  --------------
Other expenses                                        1,738           2,824
                                             --------------  --------------
Net income                                           17,640          21,473
                                             --------------  --------------
Pro forma adjustment to income tax provision          8,350           9,871
                                             --------------  --------------
Pro forma net income                         $        9,290  $       11,602
                                             ==============  ==============

Revenues. Total revenues increased $32.5 million, or 25.2.%, to $161.3 million for the nine months ended September 30, 1999, from $128.8 million for the nine months ended September 30, 1998. Publishing revenues increased $10.0 million, or 10.5%, to $105.0 million for the nine months ended September 30, 1999 from $95.0 million for the nine months ended September 30, 1998. This increase was primarily a result of an increase in advertising revenues resulting from an increase in advertising pages sold in Martha Stewart Living magazine. In addition, two issues of Martha Stewart Weddings magazine were published during the nine months ended September 30, 1999, compared to one issue during the nine months ended September 30, 1998. Television revenues increased $3.0 million, or 19%, to $19.2 million for the nine months ended September 30, 1999 from $16.2 million for the nine months ended September 30, 1998. The increase is due primarily to additional revenues associated with the addition of a second half hour to our syndicated daily program, partially offset by reduced advertising revenues from lower ratings during the nine months ended September 30, 1999. Merchandising revenues increased $5.3 million, or 48.5%, to $16.3 million for the nine months ended September 30, 1999, from $11.0 million for the nine months ended September 30, 1998, primarily due to revenues received from our Martha Stewart Everyday line of garden products launched in the first quarter of 1999. Internet/Direct Commerce revenues increased $14.2 million, or 214%, to $20.9 million for the nine months ended September 30, 1999 from $6.6 million for the nine months ended September 30, 1998, due primarily to higher merchandise sales resulting from higher catalog circulation and Internet traffic.

Production, distribution and editorial. Production, distribution and editorial expenses increased $27.2 million, or 49.0%, to $82.8 million for the nine months ended September 30, 1999 from $55.6 million for the nine months ended September 30, 1998. Internet/Direct Commerce costs increased $19.1 million due to an increase in fulfillment costs and increased cost of goods sold, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, Internet costs increased due to increased investment in developing and maintaining our Internet site. Publishing segment costs increased $7.1 million reflecting increased costs for Martha Stewart Living magazine due to an increase in the number of pages printed per issue, an increase in the number of copies printed and higher printing costs. In addition, costs for Martha Stewart Weddings magazine were higher due to the publication of two issues during the nine months ended September 30, 1999, as compared to one issue during the nine months ended September 30, 1998. Television costs increased $1.2 million, primarily as a result of additional production and distribution costs incurred for the additional half-hour of programming in 1999.

Selling and promotion. Selling and promotion expenses increased $2.2 million, or 8.8%, to $27.5 million for the nine months ended September 30, 1999 from $25.3 million for the nine months ended September 30, 1998. This increase primarily reflects increased Publishing segment costs resulting from increased circulation costs of $0.9 million and advertising sales costs of $ 0.6 million both to support higher revenues.

General and administrative. General and administrative expenses, consisting primarily of costs relating to the executive office, finance, professional services, information technology, office services, including rent, and human resources, increased $7.4 million, or 37.8%, to $27.1 million for the nine months ended September 30, 1999 from $19.7 million for the nine months ended September 30, 1998. We have incurred higher costs as a result of continued infrastructure development to support higher levels of revenues, including Internet development. In addition, we incurred $1.1 million in consulting costs during the nine months ended September 30, 1999, primarily related to human resource and information technology-related projects.

Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 13.2% to $4.5 million for the nine months ended September 30, 1999 from $4.0 million for the nine months ended September 30, 1998. The increase is attributable to higher levels of property and equipment, including $5.0 million of equipment leases that were refinanced into capital leases.

Other expenses, representing interest expense, net and provision for income taxes decreased $1.1 million, or 38.5% to $1.7 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998, as a result of lower outstanding long-term debt, higher interest income earned on higher invested cash balances and lower taxable income.

Net income decreased $3.8 million, to $17.6 million for the nine months ended September 30, 1999 from $21.5 million for the nine months ended September 30, 1998, primarily as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.9 million at September 30, 1999, compared to $24.6 million at December 31, 1998, an increase of $7.3 million. Cash and cash equivalents were $18.3 million at September 30, 1998, compared to $10.0 million at December 31, 1997, an increase of $8.3 million.

Cash flows from operating activities were $14.8 million during the nine months ended September 30, 1999, compared with $10.4 million for the nine months ended September 30, 1998. The increase in cash flows from operating activities in 1999 was primarily a result of increased cash received from licensing agreements, pursuant to which prior advances were fully earned in early 1999, and additional royalties were received. This increase was partially offset by lower net income during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998.

Cash flows used in investing activities were $1.6 million during the nine months ended September 30, 1999, representing capital expenditures to acquire property and equipment. Cash flows provided by investing activities were $0.4 million during the nine months ended September 30, 1998, representing proceeds received from a sale/leaseback of $2.4 million, offset by $2.0 million of capital expenditures to acquire property and equipment. In July 1999, the Company refinanced existing operating leases for computer and television studio equipment. Under this refinancing, the new lease was recorded as a capital lease. Accordingly, in July 1999, the Company recorded property, plant and equipment of $5.0 million with a corresponding liability for capital lease obligations.

Cash flows used in financing activities during the nine months ended September 30, 1999 were $5.9 million. In March 1999, we prepaid our outstanding long-term debt to Time Publishing Ventures, totaling $27.7 million plus accrued interest, with the proceeds of a $15.0 million term loan from Bank of America, N.A., formerly known as NationsBank, N.A., and existing cash of $12.7 million plus accrued interest. The outstanding amount of the loan was repaid in July 1999 with the net proceeds of $25.0 million received from the Kleiner Perkins equity purchase. Distributions to the members of MSLO were $3.2 million for the nine months ended September 30, 1999, compared to $0.1 million for the nine months ended September 30, 1998.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of September 30, 1999, we had no outstanding borrowings under this facility. The line of credit is secured by accounts receivable, inventory, intangible assets and contracts and contains customary financial and other covenants.

We believe that the net proceeds from the initial public offering, completed in October 1999, together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine is published ten times annually: three issues in each of the first and second quarters and two issues in each of the third and fourth quarters. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, the number of advertising pages per issue tend to be higher in issues published in the fourth quarter. Revenue and income from operations for the television segment tend to be higher in the fourth quarter due to generally higher ratings and, on occasion, the broadcast of a holiday prime time television special. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches.

YEAR 2000

Beginning in 1998, and continuing in 1999, we have conducted a review of our computer systems and software to identify any potential malfunctions due to misidentification of the year 2000. We have also made inquiries of our important third-party vendors, service providers, customers and partners, to determine whether our business relationships with these parties could be adversely affected by year 2000 issues. We have utilized both internal and external resources to identify, test and correct our systems and software for year 2000 readiness.

We have completed the research, validation and testing of all infrastructure, hardware and software, including platform, wide-area network and local-area network components.

All of our internal non-compliant systems have been remedied or contingency plans have been put into place so that we should not experience any significant disruption or down-time resulting from year 2000 compliance issues. The costs of these year 2000 remedial actions have been less than $0.3 million, including the costs to us of external service provider compliance.

We have contacted all significant third-party vendors and service providers to determine their year 2000 compliance status. We have also made inquiries of our important customers and partners as to whether their state of year 2000 compliance could have an adverse effect on our relationship with these parties. We have not been informed that any of these parties expects material disruption in their business relationship with us due to year 2000 compliance. However, this process is ongoing, and we cannot independently verify the state of readiness of these vendors, service providers, partners and customers.

We do not believe, based upon our investigations to date, that the year 2000 issue will have a material effect on our operations or those of our material service providers or our business relationship with our important partners and customers. However, if we or any of our significant service providers, partners or customers do experience a year 2000 compliance problem, this could have a material adverse effect on our profitability and liquidity. In some cases, these services, partners and customers cannot be easily replaced, and we may suffer a disruption in our business while we seek to identify a new service provider, customer or partner. In addition, any material disruption in the use or accessibility of the Internet due to year 2000 issues could result in a serious decline in our Internet-related businesses, including advertising revenues, as well as delay implementation of this portion of our growth strategy. These contingencies could have a material adverse effect on our financial condition and results of operations, and we are not aware of any adequate replacement service for the Internet.

PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Sale of Unregistered Securities

Subsequent Events

On October 22, 1999, we issued an aggregate of 7,110,761 shares of our Class A Common Stock, and 34,126,831 shares of our Class B Common Stock, in exchange for all of the outstanding membership interests of MSLO LLC, pursuant to a merger of MSLO LLC with and into us. There were no cash proceeds from this issuance, and no underwriters, brokers or finders were employed in connection with this transaction. The issuance of the above securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering, based on, among other considerations, the limited number of offerrees, the sophistication of the offerrees, and the access the offerrees had to relevant information and management.

(b) Use of Proceeds

     The effective date of our first registration statement, filed on Form S-1 (File No. 333-84001) under the Securities Act of 1933, relating to our initial public offering of Class A Common Stock, was October 18, 1999. A total of 8,280,000 shares were sold in the offering. Of this amount, 6,840,000 shares were offered in the United States and Canada and 1,440,000 shares were offered outside the United States and Canada. The managing underwriters for the U.S. and Canadian portion of the offering were Morgan Stanley Dean Witter, Merrill Lynch & Co., Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette and Banc of America Securities LLC. The managing underwriters for the international portion of the offering were Morgan Stanley Dean Witter, Merrill Lynch International,
Bear Stearns International Limited, Donaldson, Lufkin & Jenrette and Banc of America International Limited.

     The offering commenced on October 18, 1999, and was completed on October 22, 1999. The aggregate offering price was $149.0 million. The underwriting discount was $10.4 million, and we incurred other expenses (including filing, legal and accounting fees) of approximately $5.0 million, none of which were paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock or that of our affiliates. Our net proceeds from the offering were $133.6 million. Upon completion of the offering on October 22, 1999, we invested the proceeds in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 26, 1999, MSLO LLC, then our sole shareholder, approved by written consent the 1999 Stock Incentive Plan, the 1999 Non-Employee Director Stock and Option Compensation Plan, and the 1999 Employee Stock Purchase Plan (the "Plans").

     On September 22, 1999, MSLO LLC, then our sole shareholder, approved by written consent the Plans, each revised to include the number of shares of Class A common stock subject to such Plan.

     Additionally, on July 27, 1999, the members of MSLO LLC unanimously approved the sale of Class K Interests in MSLO LLC to KPCB Holdings, Inc., an affiliate of Kleiner Perkins Caufield & Byers, pursuant to an LLC Membership Interest Purchase Agreement, dated as of July 27, 1999. This approval was granted by all members by executing the Fourth Amended and Restated LLC Agreement of MSLO LLC.

Subsequent Events

On October 11, 1999, MSLO LLC, then our sole shareholder, and all the members of MSLO LLC approved by unanimous written consent the adoption of the merger of MSLO LLC into us, as well as the merger agreement pursuant to which the merger was consummated.

ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

     We have included in this Report on Form 10-Q, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those contained under the caption "Risk Factors" in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001). We hereby incorporate by reference in this report those sections of the prospectus found under the caption "Risk Factors," other than those sections found under the sub-headings "--You will experience immediate and substantial dilution" and "--Our management will have substantial discretion over the use of the proceeds from this offering." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this report:


                EXHIBIT
                 NUMBER                     EXHIBIT TITLE
                -------                     -------------
                 27.1   --   Financial Data Schedule for the Nine Months Ended
                              September 30, 1999.

                 27.2   --   Financial Data Schedule for the Nine Months Ended
                              September 30, 1998.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MARTHA STEWART LIVING OMNIMEDIA, INC.



                                           By:    /s/ Helen Murphy
                                                  ------------------------------

                                           Name:  Helen Murphy
                                           Title: Chief Financial and
                                                  Administrative Officer

                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)

                                INDEX TO EXHIBITS


                 EXHIBIT
                 NUMBER                     EXHIBIT TITLE
                 -------                    -------------
                  27.1   --   Financial Data Schedule for the Nine Months Ended
                                September 30, 1999.

                  27.2   --   Financial Data Schedule for the Nine Months Ended
                                September 30, 1998.