Form 10-K405
period 1999-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2000-03-30
CIK 1091801

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER 001-15395

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      52-2187059
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                               11 WEST 42ND STREET
                            NEW YORK, NEW YORK 10036
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 827-8000
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(B) of the Act:
                                (Title of Class)
                 Class A Common Stock, Par Value $0.01 Per Share

        Securities Registered Pursuant to Section 12(G) of the Act: None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING
  THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
    REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
                       REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES [X]                     NO [ ]

 INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405
  OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE
       BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
          STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM
                  10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

    The Aggregate Market Value of Voting Stock Held by Non-Affiliates of the
                        Registrant as of March 23, 2000:
                                  $313,429,958

               Number of Shares Outstanding As of March 23, 2000:
                   15,491,715 shares of Class A Common Stock
                   34,126,831 shares of Class B Common Stock

                       Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement for Its Annual Meeting of
       Stockholders Presently Scheduled for May 11, 2000 Are Incorporated
                   by Reference into Part III of this Report.
================================================================================

                                TABLE OF CONTENTS

Item 1.   Business.................................................................................................  1

Item 2.   Properties...............................................................................................  10

Item 3.   Legal Proceedings........................................................................................  10

Item 4.   Submission of Matters to a Vote of Security Holders......................................................  11

Item 5.   Markets for Registrant's Common Equity and Related Stockholder Matters...................................  11

Item 6.   Selected Financial Data..................................................................................  11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................  11

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk................................................  11

Item 8.   Financial Statements and Supplementary Data..............................................................  12

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................  12

Item 10.  Directors and Executive Officers of the Registrant.......................................................  12

Item 11.  Executive Compensation...................................................................................  12

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................................  12

Item 13.  Certain Relationships and Related Transactions...........................................................  12

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................  12

Signature Page.....................................................................................................  15

Index to Consolidated Financial Statements,
Financial Statement Schedules and Other Financial Information......................................................  F-1

Selected Financial Data............................................................................................  F-2

Management's Discussion and Analysis
of Financial Condition and Results of Operations...................................................................  F-3

Report of Independent Public Accountants...........................................................................  F-8

Consolidated Balance Sheets at December 31, 1999 and 1998..........................................................  F-9

Consolidated Income Statements for each
of the three years ended December 31, 1999.........................................................................  F-14

Consolidated Statements of Shareholders'
Equity for each of the three years ended December 31, 1999.........................................................  F-11

Consolidated Statements of Cash Flows
for each of the three years ended December 31, 1999................................................................  F-12

Notes to Consolidated Financial Statements.........................................................................  F-13

Financial Statement Schedule:  II-Valuation and Qualifying Accounts for each of the three years ended December 31, 1999............................................................................  F-25

         In this Annual Report on Form 10-K, the terms "we," "us," "our," "MSO" and the "Company" refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC("MSLO LLC"), the legal entity that prior to October 22, 1999, operated the businesses we now operate.

         We have included in this Annual Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; and changes in government regulations affecting our industries.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are an integrated content and commerce company that creates "how-to" content and related merchandise for homemakers and other consumers. Our products bear the well-known "Martha Stewart" brand name, which we leverage across a broad range of media and retail outlets. We primarily focus on the domestic arts, providing consumers with the how-to ideas, information, merchandise and other resources they need to raise the quality of living in and around their homes. The content and merchandise we create span seven core areas:

         - Home -- decorating, restoring, renovating and collecting items for use and display in the home

         - Cooking and Entertaining -- cooking, recipes, indoor and outdoor entertaining

         - Gardening -- gardening, planting, landscape design and maintenance

         - Crafts -- craft projects and similar family activities

         - Holidays -- celebrating special occasions through food, gifts, decorating and entertaining ideas

         - Keeping -- household maintenance, organization and planning, such as homekeeping, petkeeping, recordkeeping and clotheskeeping

         - Weddings -- all aspects of planning and celebrating a wedding

         Our company comprises four business segments -- Publishing, Television, Merchandising and Internet/Direct Commerce --through which content and merchandise relating to our seven core content areas are created and distributed to consumers. Many of our creative and business personnel contribute across all four segments. This allows us to form creative teams dedicated to a particular content area that can provide their expertise across all our business segments, creating brand consistency and efficiencies of scale as the same research and ideas can be exploited in magazines, television, books, merchandise and on the Internet for only incremental production costs. Additionally, this allows groups like our advertising sales and marketing staff to sell and cross-promote across all our media properties, permitting advertisers to associate with an entire brand rather than a particular product. As of March 23, 2000, we had approximately 430 employees and substantially all of our revenues were derived from operations in the United States.

HISTORY

         Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc., a subsidiary of Time Inc. ("TPV"), launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In December 1996, Ms. Stewart contributed all her businesses which were not conducted through TPV to MSLO LLC, a newly formed entity, and certain minority investors, including Sharon Patrick, our president and COO, contributed cash to MSLO LLC, each in exchange for MSLO LLC equity. In February 1997, TPV contributed all of its assets primarily relating to its Martha Stewart-related businesses to MSLO LLC in exchange for a $30 million note (the "TPV Note"), a 6.27% equity interest in MSLO LLC, and certain contractual management and other rights incident to that interest (the "TPV Rights"). Additionally, affiliates of TPV entered into various agreements with MSLO LLC pursuant to which such affiliates agreed to perform newsstand distribution services for our magazines, fulfillment services for our magazines and Martha by Mail business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us.

DEVELOPMENTS

         On March 30, 1999, we satisfied all our obligations under the TPV note with cash on hand and borrowings under a term loan. In July 1999, we sold a five percent equity interest in MSO, together with a warrant, to an affiliate of Kleiner Perkins Caufield & Byers ("KPCB") in exchange for $25 million. We used a portion of the proceeds from this transaction to repay our term loan in full. Under the terms of the warrant, KPCB could, upon a payment to us of an additional $21 million, receive 15% of any publicly issued stock that is intended to primarily reflect the performance of our Internet/Direct Commerce segment or 15% of the consideration we receive from a business combination relating to, or a sale of, the businesses comprising our Internet/Direct Commerce segment.

         On October 22, 1999, MSLO LLC merged into MSO, then a wholly-owned subsidiary of MSLO LLC. In the merger, Ms. Stewart received 34,126,831 shares of our Class B Common Stock, and MSLO LLC's other members received, in the aggregate, 6,176,561 shares of our Class A Common Stock. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to ten votes. Each share of Class B Common Stock is convertible at the owner's option one-for-one into shares of Class A Common Stock. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting commissions, of $138.6 million.

         On October 19, 1999, we offered to call TPV's entire equity interest in us pursuant to the terms of MSLO LLC's operating agreement for approximately $42 million. Under the operating agreement, upon our purchase of TPV's interest or TPV's rejection of our offer, the TPV Rights would terminate. On February 18, 2000, we entered into an agreement pursuant to which we agreed to purchase 1,366,000 shares of our Class A Common Stock from TPV (approximately 52% of TPV's total equity interest in us), for $23.79 per share, or an aggregate $32.5 million. Upon our entering into this agreement, the TPV Rights terminated. As part of this agreement, TPV agreed to extend certain of the agreements we had with TPV's affiliates described above, to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations. Our purchase of TPV's 1,366,000 shares of Class A Common Stock is scheduled to occur on March 31, 2000.

BUSINESS SEGMENTS

         Our four business segments are described below. Additional financial information relating to these segments may be found in Note 13 to our Consolidated Financial Statements on page F-21 of this Report.

PUBLISHING

         Our Publishing segment currently consists of two regularly published magazines, Martha Stewart Living and Martha Stewart Weddings, special interest publications, books, and the syndicated askMartha radio program and newspaper column.

Magazines

         We regularly publish two magazines, Martha Stewart Living and Martha Stewart Weddings. Martha Stewart Living appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence, and Martha Stewart Weddings appeals to a younger but similarly well-educated demographic. We also publish periodic special interest publications. Advertising and circulation revenues represent approximately 60% and 40%, respectively, of our magazine revenues.

         Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. Launched in 1991 as a quarterly publication with a circulation of 250,000, we now publish the magazine ten times per year and, since the February 1998 issue, guarantee to advertisers a minimum circulation of 2.1 million. In the event actual circulation for an issue were to fall below the guaranteed circulation, advertisers in that issue would be entitled to a credit for the proportionate share of the circulation shortfall. However, since the launch of the magazine, no shortfall in guaranteed circulation has occurred. Advertising pages, as reported to Publisher's Information Bureau, were 1,557 pages in 1999.

         Martha Stewart Living seeks to offer its readers reference-quality and original how-to information for the homemaker and other consumers in a unique upscale editorial and aesthetic environment. Martha Stewart Living has won numerous prestigious industry awards. While providing quality editorial content requires significant investment, these costs are supported by premium subscription rates and cover prices for the magazine and premium advertising rates from advertisers that seek association with our brands and the ability to target our audience. The Martha Stewart Living subscriber lists, as well as our catalog and other mailing lists, are important assets, permitting us to target our desired audience with various cross-selling and promotional activities, such as upcoming book releases, new product announcements and promotional appearances by Martha Stewart and our other creative and editorial professionals.

         Revenues generated by Martha Stewart Living constituted a significant majority of the segment's revenues.

         Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994 as an annual publication and extended it to a semi-annual publication in 1997. In 1999, Martha Stewart Weddings became a quarterly publication, and had a newsstand distribution of approximately 650,000 per issue. Martha Stewart Weddings targets the upscale bride. Martha Stewart Weddings has the same fundamental goal as Martha Stewart Living -- to provide its readers with editorial content of the greatest informational and aesthetic quality. Additionally, Martha Stewart Weddings serves as an important vehicle for introducing young women to our brands.

         Special Interest Publications. We published our first special interest publication, Clotheskeeping, in 1998, which had a distribution of approximately 750,000. Our 1999 special interest publication, Entertaining, had a distribution of approximately 1 million copies. In March 2000, we published our third special interest publication, Martha Stewart Baby, with a distribution of 1.3 million copies. The purpose of these issues is to provide in-depth advice and ideas around a particular topic contained in our core content areas, allowing us to draw upon our brand name to further promote our expertise in our core content areas. Additionally, we use this format to explore additional content areas, as we did with Martha Stewart Baby.

         Magazine Production, Distribution and Fulfillment. Commencing with our February 2000 issue of Martha Stewart Living, we print our magazines under long-term printing agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. The type of paper we use is generally widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of TPV under a long-term agreement that expires with the December 2007 issue of Martha Stewart Living, but which we have the right to cancel effective after the December 2001, and December 2004, issues. Our subscription fulfillment services are provided by another affiliate of TPV under a long-term agreement that expires in 2002, and is renewable for two additional three-year periods at our option.

Books

         We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. We create three Martha Stewart Living books each year. These books consist of a mixture of content previously published in our magazines and original material. The hardcover versions of each of these titles are sold through direct marketing methods to consumers, including Martha Stewart Living readers and regular craft and cookbook buyers, and paperback editions are sold at retail book stores. We also produce Good Things, which is a continuity program of periodic card mailings of individual crafts and homekeeping ideas that our subscribers compile in loose-leaf binders. The publication of these books and the continuity cards is done by Oxmoor House, Inc., an affiliate of TPV, which also handles their distribution through direct marketing and some retail channels. The Martha Stewart Living books also are distributed through other retail channels by Clarkson N. Potter, a division of Random House, a subsidiary of Bertelsmann AG, under various agreements.

         Under an agreement with Clarkson N. Potter, we have created one completely original Martha Stewart-authored book approximately every other year and are obligated to write one more such book. Most recently, we released Martha Stewart's Healthy Quick Cook in 1997 and Martha Stewart's Hors d'Oeuvres Handbook, which was co-authored by our Cooking and Entertaining Editor, Susan Spungen, in 1999. These books are generally sold by Clarkson N. Potter through retail distribution channels.

         Our current book library comprises 31 titles. Of these books, 17 are Martha Stewart Living books, and 14 are Martha Stewart-authored books. We own the copyrights to all these books.

The askMartha Newspaper Column and Radio Program

         Newspaper Column. Our newspaper presence began in 1995 with askMartha, a weekly syndicated newspaper column that answers specific questions relating to our core content areas. The askMartha column is syndicated through The New York Times Syndication Sales Corporation. Originally appearing in 57 U.S. newspapers, the column now appears weekly in approximately 225 U.S. and Canadian newspapers. The column generally appears as a one-quarter to one-half page layout that includes at least one high-quality photograph and provides a complementary forum to our longer magazine pieces and television segments.

         While the revenues generated by the askMartha column are small, the newspapers carrying the column reach approximately 40 million readers each week, and the column generally includes a reference to our internet site or to our products or other publications, promoting product and brand awareness.

         We launched a companion column, askMartha Weddings, in the summer of 1999, which appears in the wedding announcement section of newspapers.

         Radio Program. In partnership with Westwood One Radio, Inc., we launched the askMartha program of radio vignettes in September 1997. Each 90-second-long vignette, which is currently narrated by Martha Stewart, is accompanied by a 60-second commercial or two 30-second commercials that we jointly sell with Westwood One. These vignettes air five days a week, primarily between the hours of 6 a.m. and 12 p.m., and follow a format similar to the newspaper column, providing an answer to a specific question. Currently, the askMartha program airs on approximately 285 radio stations across the United States. These stations cover approximately 93% of the total U.S. market. The mix of stations on which the askMartha program appears generally is intended to reach as many consumers in our target demographic as possible. In view of the variety of radio stations airing these vignettes, however, we believe we reach a much broader demographic with the askMartha program than with many of our other omnimedia outlets, leading to significant no-cost brand promotion outside our core audience.

Competition

         Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial content and editorial and aesthetic quality. Competition for advertising dollars in magazine operations is primarily based on advertising rates, editorial and aesthetic quality, the desirability of the magazine's demographic, reader response to advertisers' products and services and effectiveness of the advertising sales staff. Martha Stewart Living competes for advertising dollars in the women's service magazine category, including Ladies' Home Journal, McCall's and Redbook. Martha Stewart Living competes for readers and advertising with decorating, cooking and lifestyle magazines, such as Architectural Digest, Metropolitan Home, Bon Appetit, Food & Wine, Gourmet, Country Living, Better Homes & Gardens, Southern Living, and others. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category, which includes Bride's Magazine, Modern Bride, Bridal Guide and Elegant Bride.

Seasonality

          Martha Stewart Living magazine is published ten times annually: three issues in each of the first and second quarters and two issues in each of the third and fourth quarters. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, the number of advertising pages per issue tends to be higher in issues published in the fourth quarter. We also publish special interest issues periodically, and the timing of such publications can lead to quarterly fluctuations in the segment's results.

TELEVISION

         Our television business segment currently produces Martha Stewart Living, a nationally syndicated, daily, one-hour program with a half-hour weekend "best of the week" version, from Martha's Kitchen, a daily half-hour program on cable's Food Network, weekly spots on CBS' The Early Show, and periodic prime-time specials.

Martha Stewart Living

         The Martha Stewart Living program is the cornerstone of our television business segment and generally seeks to demonstrate our how-to ideas and to motivate viewers to pursue those ideas in their own lives. The program is a syndicated daytime program hosted by Martha Stewart consisting of several segments, each of which ties into one of our seven core content areas. Originally launched as a half-hour weekend program in 1993, the program was expanded to also include a daily half-hour program in 1997 and, in a majority of markets, a one-hour weekday program in 1999. King World syndicates the program domestically under a distribution agreement that expires after the 2002-03 broadcast season. Your Channel Television, Inc. distributes the program in Canada over its Life Network cable network. The program can currently be seen by 86% of all U.S. television households. The average U.S. rating of the weekday program during calendar year 1999 was 1.76.

         Under the terms of our agreement with King World, we develop, produce and retain all copyrights in the programs. We are compensated partially in cash and partially in airtime. We then sell that airtime to advertisers, subject to a distribution fee payable to King World. The airtime we receive from the King World agreement provides us with a substantial degree of control over our advertising base and allows us to include television advertising in multimedia sales packages offered to advertisers. Our Life Network agreement in Canada compensates us with a license fee.

         We produce Martha Stewart Living primarily at our state-of-the-art studio facility in Westport, Connecticut, and segments are filmed both in the studio and at various other locations.

The Early Show

         Martha Stewart is a regular lifestyle correspondent for, and generally appears each Tuesday on, CBS' The Early Show. In exchange for this appearance, we receive airtime in the form of one 30-second spot adjacent to the segment. Our advertising sales staff sells this advertising time.

from Martha's Kitchen

         In September 1999, the Food Network cable channel began airing a half-hour Martha Stewart branded program twice a day (generally in the evenings and late at night), seven days a week, entitled from Martha's Kitchen. This program consists primarily of food-related segments repackaged from previous Martha Stewart Living programs. In exchange for the programming, we receive airtime during the early showing and some late night showings, which is sold by our advertising sales staff. We also receive a percentage of the revenue from advertising aired during the late night showing that is not sold by us.

Prime Time Specials

         Periodically, we produce prime time holiday specials. Home for the Holidays, our 1999 Christmas special, was watched by over 7.5 million U.S. households. Typically, we purchase the relevant airtime from a television network and then our advertising sales staff sells the advertising to air during the special.

Competition

         Series television is a highly competitive business. Our television programs compete directly for viewers and advertising dollars with other how-to television programs, as well as with general programming on other channels. Overall competitive factors in this segment include programming content, quality and distribution and demographics of the programming. Similar to publishing, competition for advertising dollars is primarily based on advertising rates, the demographics of the audience, viewer response to advertisers' products and services and effectiveness of the advertising sales staff.

Seasonality

         Revenue and operating results from our Television segment tend to be higher in the fourth quarter due to generally higher ratings. Additionally, our prime-time television specials have historically been broadcast in the fourth quarter.

MERCHANDISING

         Our merchandising segment designs merchandise (and related packaging and advertising materials) that is then manufactured and distributed through traditional "bricks and mortar" retail channels by third parties under Martha Stewart brands. In exchange for our design services and the use of our trademarks, we are paid royalties by our merchandising partners. In addition, we are typically reimbursed for our design and other related expenses. Third parties with whom we have direct merchandising relationships include Kmart Corporation, The Sherwin-Williams Company, The Hudson's Bay Company, and P/Kaufmann, Inc. In addition, our merchandise is sold at stores such as Sears, Calico Corners, Jo-Ann Fabrics and Crafts, Janovic Plaza, Canadian Tire and various other specialty stores. Our merchandising strategy is to offer top-quality merchandise in our core content areas at a wide variety of price points and distribution channels, from mass market discounters and national department store chains to specialty retailers. In 1999, our revenues from Kmart constituted the substantial majority of our revenues from this segment.

Martha Stewart Everyday Collections.

         The Martha Stewart Everyday collections currently include Martha Stewart Everyday Home, Martha Stewart Everyday Garden, Martha Stewart Everyday Baby baby and Martha Stewart Everyday Colors. Products sold in connection with these trademarks (other than Martha Stewart Everyday Colors) are sold at over 2,100 Kmart stores in the United States and over 300 Zellers stores in Canada. Martha Stewart Everyday Colors products are sold in the United States at 2,100 Kmart stores and over 800 Sears stores, as well as over 300 Canadian Tire Stores in Canada.

         Each Martha Stewart Everyday collection, other than the Martha Stewart Everyday Colors collection that is under contract with Sherwin-Williams, is governed by agreements with Kmart and Zellers. Each of these agreements provides that we design (or, for seeds and live plants, select) all products, packaging, signage and associated collateral materials. We retain all rights in the merchandise designs other than the distribution rights licensed to Kmart and Zellers, which are exclusive in the United States and Canada at the mass market discount channel of retail distribution. We are assured sufficient in-store presence and volume to establish and protect our brands through guaranteed minimum royalties and through dedicated "store-within-a-store" selling formats. Martha Stewart Everyday Home products occupy approximately 60% of the merchandise display space in a typical Kmart home fashion department.

         Martha Stewart Everyday Home. The Martha Stewart Everyday Home collection is a line of sheets, towels, bath accessories, window treatments and kitchen textiles designed by us and manufactured by a variety of vendors, including Springs Industries, Inc., Westpoint Stevens Inc., and Pillowtex Corporation. The collection currently consists of approximately 2400 SKUs and 27 product lines. This agreement expires in February 2003.

         Martha Stewart Everyday Garden. The Martha Stewart Everyday Garden program is a line of outdoor furniture, garden tools, fertilizers, planting pots, bulbs, seeds and live plants. Through the live plants program, we are bringing plants to the mass market discount channel that have previously only been available in limited quantities and at higher prices at specialty garden centers. The Kmart garden agreement expires in October 2003 with a three-year renewal at Kmart's option.

         Martha Stewart Everyday Baby baby. Commencing in fall 1999, we launched the Martha Stewart Everyday Baby baby collection of nursery basics at Kmart. This agreement expires in February 2003.

         Martha Stewart Everyday Colors. Martha Stewart Everyday Colors is a line of interior latex paints introduced in 1997. The colors are developed by us and the paints are manufactured and distributed by Sherwin-Williams. The Martha Stewart Everyday Colors line consists of 256 colors and 69 SKUs. Our agreement with Sherwin-Williams expires in December 2000.

         Martha Stewart Everyday Housewares. In September 2000, we are scheduled to launch the Martha Stewart Everyday Housewares collection at Kmart, which will consist of dinnerware, flatware, beverage ware, cookware, bakeware, mirrors, picture frames, lamps and organizational products relating to our core content area of keeping, all designed to reflect the Martha Stewart aesthetic.

Other Brands

         Martha Stewart Home Collection. The Martha Stewart Home collection consists of decorative fabrics that we design and license to P/Kaufmann for manufacture and distribution to retailers. Under our agreement with P/Kaufmann, which runs through December 2003, we receive guaranteed minimum royalties and reimbursement of certain costs. In September 1999, the Martha Stewart Home collection began selling in specialty stores, including in over 1,100 Calico Corners and Jo-Ann Fabrics and Crafts stores. As in our agreements with Kmart, we retain creative control over, and intellectual property rights in, the merchandise included in the Martha Stewart Home collection.

         Martha's Fine Paints Collection. The Martha's Fine Paints collections are our oldest merchandise lines, dating back to 1995. These collections include approximately 80 colors of interior oil and acrylic paint sold through specialty paint dealers, such as Janovic Plaza.

Competition

         The retail merchandising business is highly competitive. Our principal competitors are the competitors of the retail stores in which our products are sold. These include Target stores, Wal-Mart Stores, Inc., The Home Depot, Inc. and other mass market discount stores, and competitive factors include numbers and locations of stores, brand awareness and price.

Seasonality

         Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches. Additionally, we receive revenues from the Martha Stewart Everyday Garden line primarily in the first and second quarters of each year.

INTERNET/DIRECT COMMERCE

         Our Internet/Direct Commerce segment currently consists of our Martha by Mail catalog business and the operation of our website, marthastewart.com. The Martha by Mail catalog debuted as an insert in Martha Stewart Living magazine in 1995 and was originally created to provide our consumers the materials necessary to pursue the how-to projects presented in our various media. From those beginnings, it has evolved into our upscale, direct-to-consumer merchandising business that also includes finished products such as outdoor furniture, laundry appliances, bedding and other home furnishings. Unlike our retail merchandising business, which exclusively consists of products we design, we include in Martha by Mail other selected products consistent with our brand image and how-to philosophy that typically are not offered through any national retail stores. In 1999, we distributed 11 editions and 15 million copies of our catalogs. Our catalog mailing list includes customers identified through our media activities, such as current and past subscribers, gift subscription recipients, continuity card program subscribers and our website registrants, as well as third-party customer lists.

         Our website, marthastewart.com, currently consists of seven linked content channels, each dedicated to one of our core areas, as well as our online store. Our content channels include recipes featured on our television programs, an interactive question and answer service, community bulletin boards and chats, and information and photographs repurposed from our books and magazines. Our advertising sales force sells advertisements for our website individually and as part of multi-media packages. Our online store currently offers more than 1200 Martha by Mail products compared with approximately 400 offerings in any given catalog. These include our marthasflowers offerings of growers bunches of flowers and seasonal greens, introduced in October, 1999. In an effort to evolve Martha by Mail from offline direct commerce to e-commerce, we have recently begun providing discounts and incentives to our consumers who purchase products over the Internet. Our Internet/Direct Commerce business has grown significantly during 1999 and we have made significant personnel and technology investments to prepare for continued growth. As of December 1999, we had over 1,000,000 registered users of our website.

         We source and purchase all our Martha by Mail product and manage our merchandise inventory. Currently, our Martha by Mail fulfillment is conducted by Time Customer Service, an affiliate of TPV, pursuant to an agreement that is terminable by either party on 360 days notice. We believe that this arrangement is adequate to address our current needs, and are taking appropriate steps to prepare for continued growth in this area.

         In December, 1999, we entered into an agreement with BlueLight.com, L.L.C., a newly-formed e-commerce company, pursuant to which our Martha Stewart Everyday line of products will be available for sale on marthastewart.com and on BlueLight.com. We expect Martha Stewart Everyday products to be available for sale on these sites in the fall of 2000.

Competition

         Competitors of our Internet/Direct Commerce segment include Pottery Barn (and other catalogs owned by Williams Sonoma, Inc.), Plow & Hearth, Chef's Catalog, Eddie Bauer Home, Garnet Hill Company, Crate and Barrel, garden.com, homearts.com, women.com, ivillage.com and many others. We compete on the basis of our content, the quality, uniqueness, price and assortment of our merchandise, brand name, service to customers and proprietary customer lists.

Seasonality

         Internet/Direct Commerce segment revenues tend to be higher in the fourth quarter due to increased consumer and advertiser spending during the holiday period.

INTELLECTUAL PROPERTY

         The principal trademarks we use to distinguish our brands are Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Home, Martha Stewart Weddings, askMartha, Martha by Mail, marthastewart.com and marthasflowers. These trademarks are the subject of registrations and pending applications, both domestic and international, filed by us for use with a variety of products and other content, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement or denigration by third parties. We own the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.


ITEM 2. PROPERTIES

         Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

                                                                     APPROXIMATE AREA
              LOCATION                           USE                  IN SQUARE FEET
              --------                           ---                 ----------------
         11 West 42nd Street,          Principal executive and            111,840
         New York, New York            administrative offices;
                                       design facilities; and
                                       sales offices

         19 Newtown Turnpike,          Executive and                      30,523
         Westport, Connecticut         administrative offices for
                                       television, including the
                                       television studio
                                       facilities; and sales
                                       offices for television

         601 West 26th Street,         Internet development               150,000
         New York, New York            studio, photography studio,
                                       test kitchens, and prop
                                       storage

         The leases for these offices and facilities expire between August 2000 and November 2010, and some of these leases are subject to our renewal. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. Currently, the 601 West 26th Street facility is under construction, and we expect to begin to occupy the facility in late 2000.

         We also lease the right to use various properties owned by Martha Stewart for our editorial, creative and product development processes. These "living laboratories" allow us to experiment with new designs and new products, such as garden layouts, and help generate ideas for new content available to all of our media outlets. The terms of this location rental agreement are described in Item 13 of this Report.

         We believe that our existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

         We are, from time to time, involved in various legal proceedings in the ordinary course of our business. We believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our business, financial condition or results of operations. In addition, Martha Stewart from time to time is the subject of legal actions relating to or that could otherwise affect our business, which actions we intend, when appropriate, to vigorously defend in cooperation with Ms. Stewart.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 11, 1999, MSLO LLC, then our sole stockholder, and all the members of MSLO LLC, approved by unanimous written consent the adoption of the merger of MSLO LLC into us, as well as the merger agreement pursuant to which the merger was consummated.


                                     PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Matters

         Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a one-for-one basis.

         From October 19, 1999 (the date on which our Class A Common Stock began trading on The New York Stock Exchange) through December 31, 1999, the highest sale price of our Class A Common Stock was $47.50 per share, and the lowest sale price was $20.12 per share.

         As of March 23, 2000, there were 3,313 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

         We have not paid any dividends on our common stock. We have no intentions of paying dividends on our common stock in the near future.

Use of Proceeds

         Our first registration statement on Form S-1 (File No. 333-84001) under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on October 18, 1999. Since the completion of the offering, we have used approximately $13.3 million of the proceeds in connection with the purchase of an equity interest in BlueLight.com, L.L.C. Additionally, we have entered into an agreement with TPV, pursuant to which we will use approximately $32.5 million of the offering proceeds to repurchase 1,366,000 shares of our Class A Common Stock from TPV. We intend to apply the balance of the proceeds from our public offering to working capital, which, when not being utilized, is invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item is set forth on page F-2 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth on pages F-3 through F-7 of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages F-8 through F-24 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 11, 2000 (our "Proxy Statement") under the captions "ELECTION OF DIRECTORS - Information Concerning Nominees," "INFORMATION CONCERNING EXECUTIVE OFFICERS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in our Proxy Statement under the captions "COMPENSATION OF OUTSIDE DIRECTORS," "EXECUTIVE COMPENSATION" and "EMPLOYMENT ARRANGEMENTS" and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in our Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in our Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and is hereby incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  See page F-1 of this Report.

         2.  See page F-1 of this Report.

         3.

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
  2.1        --   Agreement and Plan of Merger.*

  2.2        --   LLC Membership Interest Purchase Agreement, dated as of July
                  27, 1999, by and among Martha Stewart Living Omnimedia LLC,
                  KPCB Holdings, Inc., as nominee, and KPCB IX Associates,

                  LLC.*

  3.1        --   Registrant's Certificate of Incorporation.*

  3.2        --   Registrant's By-Laws.*

  4.1        --   Form of Specimen Certificate for Registrant's Common Stock.*

  4.2        --   Loan Agreement (line of credit) between NationsBank, N.A.
                  and Martha Stewart Living Omnimedia LLC, dated as of
                  February 3, 1997.*

  4.3        --   Amendment No. 1, dated as of June 30, 1998, to the Loan
                  Agreement, dated as of February 3, 1997, between Martha
                  Stewart Living Omnimedia LLC and NationsBank, N.A.*

  4.4        --   Amendment No. 2, dated as of March 30, 1999, to the Loan
                  Agreement, dated as of February 3, 1997, between Martha
                  Stewart Living Omnimedia LLC and NationsBank, N.A.*

  4.5        --   Warrant for a Percentage of the Internet Business of Martha
                  Stewart Living Omnimedia LLC, dated July 27, 1999, issued to
                  KPCB Holdings, Inc.*

 10.1        --   Form of Stockholders' Agreement.*

 10.2        --   1999 Stock Incentive Plan.*+

 10.2.1      --   Amendment Number 1 to 1999 Stock Incentive Plan, dated as of
                  March 9, 2000+

 10.3        --   1999 Non-Employee Director Stock and Option Compensation
                  Plan.*+

 10.4        --   1999 Employee Stock Purchase Plan.*+

 10.5        --   Martha Stewart Living Omnimedia LLC Phantom Performance Unit
                  Plan.*+

 10.6        --   Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC
                  Unit/Stock Option Plan.*+

 10.7        --   Form of Employment Agreement, by and between Registrant and
                  Martha Stewart.*+

 10.8        --   Form of Intellectual Property License and Preservation
                  Agreement, by and between Registrant and Martha Stewart.*

 10.9        --   Form of Location Rental Agreement, by and between Registrant and Martha Stewart.*

10.10        --   Lease, dated as of September 24, 1992, between Tishman
                  Speyer Silverstein Partnership and Time Publishing Ventures,
                  Inc., as amended by First Amendment of Lease dated as of
                  September 24, 1994 between 11 West 42 Limited Partnership
                  and Time Publishing Ventures, Inc.*

10.11        --   Lease, dated as of March 31, 1998, between 11 West 42
                  Limited Partnership and Martha Stewart Living Omnimedia
                  LLC.*

10.12        --   Lease, dated August, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC.*

10.12.1      --   First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living
                  Omnimedia, Inc.

10.13        --   Lease, dated as of March 6, 1996, between Newtown Group
                  Properties Limited Partnership and Time Publishing Ventures,
                  Inc., with amendments.*

10.14        --   Lease, dated as of August 1, 1996, between Newtown Group
                  Properties Limited Partnership and Martha Stewart Living
                  Omnimedia LLC.*

10.15        --   Lease, dated as of August 14, 1997, between Newtown Group
                  Properties Limited Partnership and Martha Stewart Living
                  Omnimedia LLC.*

10.16        --   License Agreement, dated January 28, 1997, by and between
                  Martha Stewart Living Omnimedia LLC and Kmart Corporation.*

10.17        --   Severance Agreement, dated September 23, 1999, by and between
                  Martha Stewart Living Omnimedia LLC and Sharon Patrick.*+

10.18        --   Letter Agreement, dated September 3, 1999, by and between
                  Martha Stewart Living Omnimedia LLC and Helen Murphy.*+

10.19        --   LLC Unit Option Agreement, dated September 3, 1999, by and between Martha Stewart Living Omnimedia LLC and Helen
                  Murphy.*+

 27.1        --   Financial Data Schedule.

* Incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001

+ Indicates management contracts and compensatory plans

(b)      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                                      By:           /s/ Martha Stewart
                                          -------------------------------------
                                      Name:  Martha Stewart
                                      Title:  Chairman of the Board and Chief
                                              Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                SIGNATURE                           TITLE
                ---------                           -----

            /s/ Martha Stewart          Chairman of the Board and Chief
          ----------------------        Executive Officer
              Martha Stewart            (Principal Executive Officer)

            /s/ Sharon Patrick          President, Chief Operating Officer
          ----------------------        and Director
               Sharon Patrick

            /s/ Helen Murphy            Chief Financial and Administrative
          ----------------------        Officer
               Helen Murphy             (Principal Financial Officer)

             /s/ James Follo            Senior Vice President, Finance and
          ----------------------        Controller
               James Follo              (Principal Accounting Officer)

           /s/ Charlotte Beers          Director
          ----------------------
             Charlotte Beers

                                        Director
          ----------------------
             L. John Doerr

           /s/ Naomi O. Seligman        Director
          ----------------------
             Naomi O. Seligman


         Each of the above signatures is affixed as of March 29, 2000.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL
               STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION


Selected Financial Data                                                                                        F-2

Management's  Discussion and Analysis of Financial Condition and
   Results of Operations                                                                                       F-3

Consolidated Financial Statements:
     Report of Independent Public Accountants                                                                  F-8
     Consolidated Balance Sheets at December 31, 1999 and 1998                                                 F-9
     Consolidated Income Statements for each of the three years ended December 31, 1999                        F-10
     Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1999       F-11
     Consolidated Statements of Cash Flows for each of the three years ended  December 31, 1999                F-12
     Notes to Consolidated Financial Statements                                                                F-13

Financial Statement Schedule:
       II- Valuation and Qualifying Accounts for each of the three years ended  December 31, 1999              F-25


All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT SHARE DATA)



                                                   1995        1996       1997       1998       1999
                                               --------    --------   --------   --------   --------
INCOME STATEMENT DATA
REVENUES
      Publishing                               $  3,647    $  3,899   $108,694   $127,020   $145,520
      Television                                     --          --     12,396     23,351     30,590
      Merchandising                                  --          --      6,919     15,004     20,200
      Internet/Direct Commerce                       --          --      4,812     14,673     36,004
                                               --------    --------   --------   --------   --------
TOTAL REVENUES                                    3,647       3,899    132,821    180,048    232,314
                                               --------    --------   --------   --------   --------
Income from operations                            3,516       3,800     16,591     27,385     22,322
                                               --------    --------   --------   --------   --------
Net income                                        3,318       3,635     13,929     23,806     25,569
                                               --------    --------   --------   --------   --------
Pro forma net income(1)                           1,917       2,072      6,891     12,989     11,692
                                               --------    --------   --------   --------   --------
EBITDA(2)                                         3,516       3,800     20,518     32,919     28,882
                                               --------    --------   --------   --------   --------
EBITDA before Internet/Direct Commerce(3)      $  3,516    $  3,800   $ 21,741   $ 37,917   $ 43,649
                                               --------    --------   --------   --------   --------

PER SHARE DATA

Pro forma(1)
  Earnings per share-basic and diluted         $    .05    $    .05   $    .18   $    .33   $    .28
  Weighted average common shares outstanding     39,176      39,176     39,176     39,176     41,720
Adjusted Pro forma(4)
  Earnings per share-basic and diluted         $    .04    $    .04   $    .14   $    .26   $    .24
  Weighted average common shares outstanding     49,583      49,583     49,583     49,583     49,588

FINANCIAL POSITION
  Cash and cash equivalents                    $      7    $     85   $  9,971   $ 24,578   $154,749
  Total assets                                    2,786       4,074    105,706    125,372    281,771
  Long term debt                                     --          --     30,000     27,650         --
  Shareholders' equity                             (436)        589     13,235     36,815    199,402

(1) Pro forma net income reflects the income taxes that would have been recorded had the Company been a "C" Corporation for all periods presented.

(2) EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(3) EBITDA before Internet/Direct Commerce represents EBITDA of the Company, excluding the operations of the Internet/Direct Commerce business segment.

(4) Adjusted pro forma earnings per share amounts are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Kleiner Perkins investment, and the initial public offering were outstanding for all periods presented in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998 REVENUES Total revenues increased $52.3 million, or 29%, to $232.3 million for the year ended December 31, 1999, from $180.0 million for the year ended December 31, 1998. Publishing revenues increased $18.5 million, or 15%, to $145.5 million for the year ended December 31, 1999, from $127.0 million for the year ended December 31, 1998. This increase reflects an increase in advertising revenues of $14.4 million, primarily due to an increase in advertising pages sold in Martha Stewart Living magazine and the increased frequency of Martha Stewart Weddings magazine, which published four times in 1999, compared to two times in 1998. Circulation revenues increased $4.1 million due to higher subscription revenues from Martha Stewart Living magazine as a result of higher net revenue per copy sold, resulting primarily from lower agent orders in 1999. Circulation revenues also increased due to the increased frequency of Martha Stewart Weddings magazine. Television revenues increased $7.2 million, or 31%, to $30.6 million for the year ended December 31, 1999 from $23.4 million for the year ended December 31, 1998. The increase is due primarily to $7.0 million of revenues associated with the addition of a second half hour to our syndicated daily program, $3.6 million revenues received from our prime-time holiday special "Martha Stewart Home for the Holidays" partially offset by reduced advertising revenues resulting from lower ratings for the year ended December 31, 1999. Merchandising revenues increased $5.2 million, or 35%, to $20.2 million, for the year ended December 31, 1999, from $15.0 million for the year ended December 31, 1998, due primarily to revenues received from the addition of our Martha Stewart Everyday line of garden products, launched in the first quarter of 1999, and also from Martha Stewart Home decorative fabrics and Martha Stewart Everyday Baby baby products, both launched in the third quarter of 1999. Internet/Direct Commerce revenues increased $21.3 million, or 145%, to $36.0 million for the year ended December 31, 1999, from $14.7 million for the year ended December 31, 1998, due to higher merchandise sales of $18.4 million resulting from higher catalog circulation and increased Internet traffic.

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses increased $43.1 million, or 52%, to $126.0 million for the year ended December 31, 1999, from $82.9 million for the year ended December 31, 1998. Internet/Direct Commerce costs increased $27.8 million due to increased fulfillment costs and cost of goods sold, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, costs increased $6.6 million due to increased investment in developing and maintaining our Internet site. Publishing segment costs increased $9.7 million, reflecting increased costs for Martha Stewart Living magazine due to an increase in the number of pages printed per issue as a result of higher advertising pages sold and higher printing costs. Furthermore, we published an additional two issues of Martha Stewart Weddings magazine in 1999. Television costs increased $5.6 million, primarily as a result of higher production and distribution costs incurred for the additional half-hour of programming in 1999.

SELLING AND PROMOTION Selling and promotion expenses increased $4.9 million, or 14%, to $39.4 million for the year ended December 31, 1999, from $34.5 million for the year ended December 31, 1998. Publishing segment costs increased $2.6 million, resulting from increased circulation and advertising sales costs incurred to support higher publishing revenues. Internet/Direct Commerce segment costs increased $2.3 million primarily due to increased media spending promoting our Internet site.

GENERAL AND ADMINISTRATIVE General and administrative expenses, consisting primarily of costs relating to executive, finance, professional services, information technology, office services, including rent, and human resources, increased $8.2 million, or 28%, to $37.9 million for the year ended December 31, 1999, from $29.7 million for the year ended December 31,

1998. We have incurred higher costs as a result of continued infrastructure development to support higher levels of revenues, including higher information technology, finance, occupancy and professional fees in 1999.

DEPRECIATION AND AMORTIZATION Depreciation and amortization increased $1.1 million, or 20%, to $6.6 million for the year ended December 31, 1999, from $5.5 million for the year ended December 31, 1998. The increase is attributable to higher levels of property and equipment, including $5.0 million of equipment leases that were refinanced into capital leases in 1999.

INTEREST INCOME (EXPENSE), NET Interest income was $0.5 million for the year ended December 31, 1999, compared to interest expense of $2.2 million for the year ended December 31, 1998. Net interest income resulted in 1999 from repayment of all outstanding long term debt, as well as interest income earned on the invested proceeds received from our initial public offering in October 1999.

INCOME TAX PROVISION (BENEFIT) The provision for income taxes reflects a net income tax benefit of $2.7 million for the year ended December 31, 1999. The net income tax benefit in 1999 resulted primarily from the conversion to a "C" corporation as a result of our merger with Martha Stewart Living Omnimedia LLC in October 1999. Accordingly, we recognized a deferred tax benefit of $4.8 million in 1999. Prior to the merger, we operated as a limited liability company. Income tax expense was $1.3 million in 1998, representing primarily unincorporated business and foreign income taxes.

NET INCOME Net income increased $1.8 million, or 8%, to $25.6 million for the year ended December 31, 1999, from $23.8 million for the year ended December 31, 1998, primarily as a result of the above mentioned factors.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997 REVENUES Total revenues increased $47.2 million, or 36%, to $180.0 million for the year ended December 31, 1998, from $132.8 million for the year ended December 31,1997. Publishing segment revenues increased $18.3 million, or 17%, to $127.0 million for the year ended December 31, 1998, from $108.7 million for the year ended December 31, 1997. This increase primarily reflects higher advertising revenues of $14.9 million due to an increase in advertising pages sold in Martha Stewart Living magazine of 17% and an increase in per page advertising rates of 5%, as well as additional advertising revenues of $1.6 million received from a special issue published in the fourth quarter of 1998. Circulation revenues increased $4.4 million as a result of generally higher newsstand revenues, including newsstand revenues recognized on the special issue. Television revenues increased $11.0 million, or 88%, to $23.4 million for the year ended December 31, 1998, from $12.4 million for the year ended December 31, 1997, due primarily to producing and airing a full year of the daily syndicated show in both the United States and Canada, as opposed to a partial year in 1997, and revenues of $1.9 million earned from licensing a second half hour of "best of" show during the fourth quarter of 1998. These increases were partially offset by the elimination of revenues of $0.8 million derived from an agreement under which reruns of Martha Stewart Living programming were aired on the Lifetime cable network. In light of Martha Stewart Living programming moving to a daily format, we elected not to attempt to renew this agreement, which expired during the third quarter of 1997. Merchandising revenues increased $8.1 million, or 117%, to $15.0 million for the year ended December 31, 1998, from $6.9 million for the year ended December 31, 1997. This increase resulted from an increase in revenues of $4.7 million, resulting from a greater assortment of Martha Stewart Everyday bed and bath products in 1998 and the introduction of these products at Zellers in Canada in December 1998, which contributed $1.3 million to revenues in 1998. Internet/Direct Commerce revenues increased $9.9 million, or 205%, to $14.7 million for the year ended December 31, 1998, from $4.8 million for the year ended December 31, 1997. The increase is primarily due to an increase in catalog merchandise sales resulting from an increase in both the number of products offered through the catalog and the number of catalogs mailed, in addition to increased sales on our website. Internet advertising revenues increased $1.1 million, primarily due to our website's first full year of operation in 1998, compared with only four months in 1997.

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses increased $23.8 million, or 40%, to $82.9 million in the year ended December 31, 1998, from $59.1 million in the year ended December 31, 1997. Publishing segment costs increased $7.3 million, as a result of an increased number of pages printed per issue of 17% resulting from the increase in advertising pages sold, costs associated with the special issue and higher printing costs. Television costs increased $4.1 million due to higher production and distribution costs associated with producing and airing a full year of the daily syndicated show. Internet/Direct Commerce costs increased $12.4 million, due to an increase of $3.9 million in catalog production and distribution costs resulting from higher catalog circulation. In addition, fulfillment costs increased $2.3 million and cost of goods sold increased $4.7 million, each as a result of higher revenues.

SELLING AND PROMOTION Selling and promotion expenses increased $2.6 million, or 8%, to $34.5 million for the year ended December 31, 1998 from $32.0 million for the year ended December 31, 1997. This increase primarily reflects increased Publishing segment costs of $1.3 million resulting from increased circulation costs and increased Television segment expenses of $0.9 million associated with the expanded programming schedule.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased $8.5 million, or 40%, to $29.7 million for the year ended December 31, 1998 from $21.2 million for the year ended December 31, 1997. The increase is attributable to higher executive compensation, higher costs associated with increased revenues, the buildup of corporate infrastructure in the business and higher staffing levels throughout the Company.

DEPRECIATION AND AMORTIZATION Depreciation and amortization increased $1.6 million, or 41%, to $5.5 million for the year ended December 31, 1998, from $3.9 million for the year ended December 31, 1997, as a result of higher levels of property, plant and equipment in service.

INTEREST INCOME (EXPENSE), NET Interest expense, net, remained unchanged at $2.2 million.

NET INCOME Net income increased $9.9 million, or 71%, to $23.8 million for the year ended December 31, 1998, from $13.9 million for the year ended December 31, 1997, primarily as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $154.7 million at December 31, 1999, compared to $24.6 million at December 31, 1998, an increase of $130.1 million. Cash flows from operating activities were $28.3 million in 1999, compared to $17.5 million in 1998 and $44.6 million in 1997. Cash flows from operating activities in 1999 were primarily a result of earnings for the period and changes in working capital.

Cash flows used in investing activities were $6.3 million in 1999, compared to $0.3 million in 1998 and $12.9 million in 1997. The 1999 amount reflects capital expenditures during the period. The 1998 amount reflects capital expenditures of $2.7 million, partially offset by the proceeds received from a sale leaseback transaction. The 1997 amount consists primarily of capital expenditures.

Cash flows provided by financing activities during 1999 were $108.2 million, compared to cash flows used in financing activities of $2.6 million in 1998 and $21.8 million in 1997.

In March 1999, we repaid our outstanding long-term debt to Time Publishing Ventures, totaling $27.7 million plus accrued interest, with the proceeds of a $15.0 million term loan from Bank of America, N.A., and existing cash of $12.7 million plus accrued interest. The outstanding amount of the loan was repaid in July 1999 with the net proceeds of $25.0 million received from the Kleiner Perkins equity purchase. In October 1999, we completed an initial public offering of 8.3 million shares of class A common stock, raising net proceeds of $132.3 million. Distributions to the members of the LLC were $21.4 million in 1999. The 1998 amount includes a $2.4 million payment of long-term debt to Time Publishing Ventures and distribution to members of the LLC of $0.3 million. The 1997 amount represents distributions to members of the LLC.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of December 31, 1999, we had no outstanding borrowings under this facility.

We do not intend to pay any dividends for the foreseeable future.

We believe that our existing cash balances, together with any cash generated from operations and any funds available under existing credit facilities, will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine is published ten times annually: three issues in each of the first and second quarters and two issues in each of the third and fourth quarters. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, the number of advertising pages per issue tend to be higher in issues published in the fourth quarter. Revenue and income from operations for the television segment tend to be higher in the fourth quarter due to generally higher ratings and, on occasion, the broadcast of a holiday prime-time television special. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches.

YEAR 2000

The Year 2000 issue concerns the inability of information and non information systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could have affected information systems and other information that relies on microprocessors.

The Company conducted a review of its computer systems and software to identify any potential malfunctions due to misidentification of the Year 2000. We have also made inquiries of our important third-party vendors, service providers, customers and partners to determine whether our business relationships with these parties could be adversely affected by Year 2000 issues. The Company has not experienced any material adverse consequences related to Year 2000 failures of the Company's or third parties' systems or equipment. While management does not expect any future material issues related to Year 2000 to occur, the Company will continue to monitor these issues and the related costs if they occur. Through December 31, 1999, the Company has spent approximately $0.2 million to address Year 2000 issues. The spending consisted of system evaluation and remediation of internal systems. Total costs are not expected to be materially higher than this amount.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements, included on pages F-9 through F-24, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Stewart Living Omnimedia, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements, financial statement schedules and other financial information is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
February 9, 2000

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                            1999           1998            1997
                                                            ----           ----            ----
REVENUES
      Publishing                                        $145,520        $127,020       $108,694
      Television                                          30,590          23,351         12,396
      Merchandising                                       20,200          15,004          6,919
      Internet/Direct Commerce                            36,004          14,673          4,812
                                                         -------         -------        -------
      TOTAL REVENUES                                     232,314         180,048        132,821
                                                         -------         -------        -------
OPERATING COSTS AND EXPENSES
      Production, distribution and editorial             126,043          82,930         59,148
      Selling and promotion                               39,442          34,540         31,973
      General and administrative                          37,947          29,659         21,182
      Depreciation and amortization                        6,560           5,534          3,927
                                                         -------         -------        -------
      TOTAL OPERATING COSTS AND EXPENSES                 209,992         152,663        116,230
                                                         -------         -------        -------
INCOME FROM OPERATIONS                                    22,322          27,385         16,591
      Interest income (expense), net                         500          (2,243)        (2,195)
                                                         -------         -------        -------
INCOME BEFORE INCOME TAXES                                22,822          25,142         14,396
      Income tax provision (benefit)                      (2,747)          1,336            467
                                                         -------         -------        -------
NET INCOME                                              $ 25,569        $ 23,806       $ 13,929
                                                         =======         =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                           1999            1998
                                                           ----            ----
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                         $154,749         $24,578
      Accounts receivable, net                            41,683          25,260
      Inventories                                          6,163           6,522
      Deferred television production costs                 2,543           3,038
      Other current assets                                 4,757             275
                                                       ---------       ---------
      TOTAL CURRENT ASSETS                               209,895          59,673
                                                       ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, net                        18,709          11,468
                                                       ---------       ---------
INTANGIBLE ASSETS, net                                    50,157          53,108
                                                       ---------       ---------
OTHER NONCURRENT ASSETS, net                               3,010           1,123
                                                       ---------       ---------
      TOTAL ASSETS                                     $ 281,771       $ 125,372
                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued liabilities           $36,257         $21,242
      Accrued payroll and related costs                    4,677           4,056
      Accrued interest payable                                 -           1,581
      Current portion of deferred subscription
      income                                              26,938          26,756
                                                       ---------       ---------
      TOTAL CURRENT LIABILITIES                           67,872          53,635
                                                       ---------       ---------
DEFERRED SUBSCRIPTION INCOME                               8,047           4,722
                                                       ---------       ---------
DEFERRED ROYALTY INCOME                                      691           1,782
                                                       ---------       ---------
LONG TERM DEBT                                                 -          27,650
                                                       ---------       ---------
OTHER NONCURRENT LIABILITIES                               5,759             768
                                                       ---------       ---------
      TOTAL LIABILITIES                                   82,369          88,557
                                                       ---------       ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Class A common stock, $.01 par value,
      350,000 shares authorized; 15,484 shares
      outstanding                                            155               -
      Class B common stock, $.01 par value,
      150,000 shares authorized; 34,127 shares
      outstanding                                            341               -
      Capital in excess of par value                     193,081               -
      Retained earnings                                    5,825               -
      Members' equity                                          -          36,815
                                                       ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY                         199,402          36,815
                                                       ---------       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 281,771       $ 125,372
                                                       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                      Class A              Class B
                                                    common stock        common stock
                                                    ------------        -------------
                                                                                            Capital
                                                                                              in
                                                                                            excess
                                      Members'                                              of par     Retained
                                      Equity       Shares    Amount     Shares    Amount    value      earnings   Total
                                      --------    -------   -------    -------    ------    -------    -------- --------
Balance at December 31, 1996          $    589          -      $  -          -      $  -   $      -    $    -   $    589
Net income                              13,929          -         -          -         -          -         -     13,929
Issuance of equity interests            20,508          -         -          -         -          -         -     20,508
Capital distributions                  (21,791)         -         -          -         -          -         -    (21,791)
                                      --------    -------   -------    -------    ------    -------    ------   --------
Balance at December 31, 1997            13,235          -         -          -         -          -         -     13,235
Net income                              23,806          -         -          -         -          -         -     23,806
Capital distributions                     (226)         -         -          -         -          -         -       (226)
                                      --------    -------   -------    -------    ------    -------    ------   --------
Balance at December 31, 1998            36,815          -         -          -         -          -         -     36,815
Net income                              19,744          -         -          -         -          -     5,825     25,569
Issuance of equity interests            25,000          -         -          -         -          -         -     25,000
Capital distributions                  (21,441)         -         -          -         -          -         -    (21,441)

Common shares issued in
   connection with merger
   of Martha Stewart Living
   Omnimedia LLC into Martha
   Stewart Living Omnimedia, Inc.      (60,118)     7,111        71     34,127       341     59,706         -          -
Issuance of shares in connection
   with initial public offering              -      8,280        83          -         -    132,172         -    132,255
Issuance of shares for employee
    benefit plans and stock options          -         93         1          -         -      1,203         -      1,204
                                      --------    -------   -------    -------    ------    -------    ------   --------
Balance at December 31, 1999           $     -     15,484      $155     34,127      $341   $193,081    $5,825   $199,402
                                      ========    =======   =======     ======      ====   ========    ======   ========

The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                       1999            1998            1997
                                                       ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                     $  25,569       $  23,806       $  13,929
Adjustments to reconcile
  Net income to net cash provided
  by operating activities
    Depreciation and amortization                      6,560           5,534           3,927
    Deferred income tax (benefit) expense             (3,825)            267             457
    Other non cash charges                             1,670            --              --
Changes in operating assets and
  liabilities, net of assets acquired
    Accounts receivable, net                         (16,423)         (7,314)            341
    Inventories                                          359          (3,561)         (1,077)
    Other current assets                              (1,457)             66           4,526
    Deferred television production costs                 495             767            --
    Other noncurrent assets                           (1,087)           (209)           (838)
    Accounts payable and accrued liabilities          12,717           4,942          12,075
    Deferred royalty income                           (1,091)        (11,420)         12,454
    Deferred subscription income                       3,507           4,278          (1,621)
    Other noncurrent liabilities                       1,310             368             400
                                                   ---------       ---------       ---------
                                                       2,735          (6,282)         30,644
                                                   ---------       ---------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         28,304          17,524          44,573
                                                   ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Martha Stewart Living,
        net of cash acquired                            --              --            (1,869)
    Capital expenditures                              (6,298)         (2,730)        (11,027)
    Proceeds from sale leaseback transaction            --             2,389            --
                                                    ---------      ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES             (6,298)           (341)        (12,896)
                                                    --------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal repayment of long term debt            (27,650)         (2,350)           --
    Issuance of equity in LLC                         25,000            --              --
    Issuance of a class A common stock,                 --              --              --
            net of expenses                          132,255            --              --
    Distributions to members                         (21,440)           (226)        (21,791)
                                                   ---------       ---------       ---------
    NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                       108,165          (2,576)        (21,791)
                                                   ---------       ---------       ---------
    NET INCREASE IN CASH                             130,171          14,607           9,886
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                     24,578           9,971              85
                                                   =========       =========       =========
CASH AND CASH EQUIVALENTS,
END OF YEAR                                        $ 154,749       $  24,578       $   9,971
                                                   =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

1        THE  COMPANY
Martha Stewart Living Omnimedia, Inc. (together with its subsidiary, the "Company") includes the operations, assets and liabilities of Martha Stewart Living Omnimedia LLC ("MSLO"), a predecessor to the Company, which was merged with and into the Company on October 22, 1999. This merger was accounted for as a combination of companies under common control and accordingly, the financial statements for prior periods have been retroactively restated.

In 1997, the Company entered into an agreement with Time Publishing Ventures, Inc. (together with its parent and affiliated companies, "Time") and purchased Martha Stewart Living magazine as well as the rights to any Martha Stewart Living publications, television programs related to Martha Stewart and the Martha by Mail business, as well as related liabilities, for approximately $53,276, including related acquisition costs (the "MSL acquisition"). Time received a promissory note for $30,000 and a 6.27% equity interest in the Company. The purchase price was calculated taking into consideration the special income distribution of $18 million payable to Time pursuant to the limited liability company agreement of the Company. This distribution was made in February 1997. This transaction, which was consummated on February 3, 1997, has been accounted for as a purchase as of January 1, 1997, the effective date on which the assets and liabilities were transferred. In addition, Time and certain of its affiliates entered into transition and other service agreements with the Company which are described in Note 9.

The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. Magazine operations accounted for over 90% of the revenues of the Publishing segment, which also includes book publishing, newspaper syndication and radio advertising revenue. The Television segment includes a television program that airs in syndication in the United States and on cable in Canada, as well as weekly segments on CBS's The Early Show and From Martha's Kitchen, a daily program airing on the Food Channel cable network. The Merchandising segment consists solely of royalty revenues generated by the sale of Martha Stewart branded products. The Internet/Direct Commerce segment comprises the sale of Martha by Mail products through the Company's website and print catalog as well as advertising revenues derived from advertisements on the website.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents include cash and all short term securities held for the primary purpose of general liquidity. Such securities mature within three months from the date of acquisition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

Revenue Recognition
Advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience.

A proportionate share of magazine subscription revenue is recognized as magazines are delivered to subscribers.

Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales. Estimated returns are recorded based upon historical experience.

Television advertising revenues are recognized when the related commercial is aired and is recorded net of estimated reserves for television audience under delivery.

Royalties and television appearance fees are recorded as earned in accordance with specific terms of each agreement.

Television Production Costs
Television production costs are capitalized and amortized based on revenue earned as a percentage of total revenue sold for the applicable television product. If a total net loss is projected for a particular product, television production costs are written down to net realizable value.

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

Inventories
Inventories consisting of paper and catalog products are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs
Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lease term or, if shorter, the estimated useful lives of the related assets. The useful lives are as follows:

         Studios and studio equipment                3-10 years
         Furniture, fixtures and equipment           3-5  years
         Computer hardware and software              3-5  years
         Leasehold improvements                      life of lease

Deferred Subscription Income
Deferred subscription income results from advance payments for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served.

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

Reclassifications
Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

3        EQUITY TRANSACTIONS

Initial Public Offering
On October 22, 1999, the Company completed an initial public offering of 8.3 million shares of Class A common stock at $18.00 per share, raising net proceeds of $132,255 after underwriting discounts, commissions and expenses.

Strategic Investment
In July 1999, an affiliate of Kleiner Perkins Caufield & Byers, a venture capital firm, acquired 5% of the Company and was issued a warrant to acquire 15% of any publicly traded class of stock issued by the Company that is intended to reflect the performance of the Company's Internet business (as defined in the warrant) in exchange for $25,000 in cash. The warrant may also become exercisable in the event of a business combination relating to, or a sale of all or part of, the Company's Internet business. The warrant, which has an exercise price of $21,000, expires July 27, 2002, and may expire earlier in certain circumstances. $14,250 of the proceeds from this transaction were used to repay the loan from Bank of America, N.A. (See Note 10).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



4        ACCOUNTS RECEIVABLE
The components of accounts receivable at December 31, 1999 and 1998 are as follows:

                                     1999         1998
                                     ----         ----
Advertising                        $30,039      $22,720
Newsstand                              905        1,698
Licensing                            7,321        2,659
Other                                9,521        4,188
                                   -------      -------
                                    47,786       31,265
Less: reserve for credits and
uncollectible accounts               6,103        6,005
                                   -------      -------
                                   $41,683      $25,260
                                   =======      =======

5        INVENTORIES
The components of inventories at December 31, 1999 and 1998 are as follows:

                       1999        1998
                       ----        ----
Paper                 $3,465      $4,621
Catalog products       2,698       1,901
                      ------      ------
                      $6,163      $6,522
                      ======      ======

6        PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment at December 31, 1999 and 1998 are as follows:

                                           1999        1998
                                           ----        ----
Studios and equipment                   $ 6,982      $ 6,971
Furniture, fixtures and equipment         6,086        3,189
Computer hardware and software            8,770        1,502
Leasehold improvements                    4,502        3,362
                                        -------      -------
                                         26,340       15,024
Less: accumulated depreciation and
amortization                              7,631        3,556
                                        -------      -------
                                        $18,709      $11,468
                                        =======      =======

Depreciation expense was $3,610, $2,537 and $1,019 for the years ended December 31, 1999, 1998 and 1997, respectively.

7         EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees who have completed one year of service. An employee can contribute any percentage of compensation to the plan, up to a maximum of 15% or the maximum allowable contribution by the IRS ($10 in 1999 and 1998), whichever is less. The Company matches 50%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

of the first 6% of compensation contributed. Employees vest in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $385, $259 and $207 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company does not sponsor any postretirement and/or postemployment benefits.

Stock Options
The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the "1997 Option Plan") in November 1997 under which options to purchase 539,564 LLC units were outstanding as of December 31, 1998, based upon an assumed 10 million outstanding LLC units. Under the merger with MSLO in October 1999, the outstanding options for approximately 509,841 LLC units were converted into options to purchase 1,997,374 shares of Class A common stock. The Company has an agreement with Martha Stewart whereby she will periodically return to the Company on a net treasury basis shares of Class B common stock owned by her or her affiliates in amounts corresponding to the number of these options exercised during the relevant period. Accordingly, options outstanding under this plan are not dilutive. Options granted under the plan are exercisable at $0.60 per share and vested 10% at December 31, 1998, and 10% at December 31, 1999, and generally vest 20%, 20% and 40% on December 31 of each of the next three years. Options outstanding under the plan at December 31, 1999 were 1,968,277.

The Company has additional stock option plans and agreements that provide for the granting of stock options to employees and non-employee members of the Company's Board of Directors. The options granted under these plans are to purchase class A common stock at the fair market value at the date of grant. Employee stock options vest ratably on each of the first four anniversaries after the grant date. Non-employee director options vest on the first anniversary of the date of the grant of such option. The term of the options granted under these plans are ten years. Total options granted under these plans in 1999 were 5,132,840 at a weighted average exercise price of $17.65 per share. Total options outstanding under the plans at December 31, 1999 were 5,130,940 at a weighted average exercise price of $17.65.

The Company accounts for the stock option plans pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options to acquire shares granted to employees. For options granted to outside consultants, the Company, as prescribed by APB Opinion No. 25, has recognized an expense of $37 for the year ended December 31, 1997. No expense was required to be recognized in any subsequent years.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair value of options granted were estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                             1999         1997
                                             ----         ----
Risk-free interest rates                     5.78%        5.78%
Dividend yields                              Zero         zero
Expected volatility                            25%        zero
Expected option life                      6 years      5 years
Fair market value per share granted      $   6.63     $   0.15

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the options vesting period. The pro forma effect on net income for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                     1999               1998                1997
                                     ----               ----                ----
NET INCOME
    As reported                    $25,569             $23,806            $13,929
    Pro forma                      $24,569             $23,753            $13,922

Equity Compensation Plans
The Company had a Phantom Performance Unit Plan which provided for the grant of performance units to all employees of the Company with at least one year of service, other than officers, who had no minimum service period. The Phantom Plan terminated upon the completion of the initial public offering on October 22, 1999, with no benefits payable to participants. However, the Board of Directors approved the payment of an award to the participants in the Phantom Plan at termination date, whereby the Company distributed 65,800 shares of Class A common stock to the participants on the date of the initial public offering. The company recognized compensation expense of $1,184 in 1999, representing the market value of the shares distributed at the date of the distribution.

8        INCOME TAXES
Prior to its conversion to corporate form, the Company operated as a limited liability company and generally was not subject to U.S. federal and state income taxes. The earnings of the Company were subject to local unincorporated business taxes. The results of operations were reportable by the members of the limited liability company on their individual tax returns. Effective with the conversion from a limited liability company on October 22, 1999, the Company became subject to U.S. federal, state and local income taxes. The provision/benefit for income taxes consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                                    1999          1998         1997
                                                    ----          ----         ----
CURRENT INCOME TAXES
    Federal                                      $    60
    State and local                                  555       $   578       $    75
    Foreign                                          463           491
                                                 -------       -------       -------
TOTAL CURRENT INCOME TAX EXPENSE                   1,078         1,069            75
                                                 -------       -------       -------
DEFERRED
    Federal                                       (2,900)                        (65)
    State and local                                 (925)          267           457
                                                 -------       -------       -------
TOTAL DEFERRED INCOME TAX EXPENSE (BENEFIT)       (3,825)          267           392
                                                 -------       -------       -------
                                                 $(2,747)      $ 1,336       $   467
                                                 =======       =======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the conversion to a "C" corporation, the Company recognized a deferred tax benefit of $4,810 primarily related to the recognition of net deferred tax assets recorded in accordance with the provisions of SFAS No. 109. Such benefit is included in the income tax provision/benefit in 1999. Significant components of the Company's deferred tax assets as of December 31, 1999 are as follows:

DEFERRED TAX ASSETS:
   Depreciation and amortization                              $   435
   Inventory obsolescence reserves                              1,076
   Provision for doubtful accounts                                815
   Accrued rent                                                   382
   Reserve for newsstand returns                                  405
   Other                                                          887
                                                            ----------
   TOTAL DEFERRED TAX ASSETS                                  $ 4,000
                                                            ==========


9        RELATED PARTY TRANSACTIONS
During 1997, the Company entered into a services agreement with Time, whereby Time provides certain administrative, purchasing, editing and sales services to the Company, including the purchase of paper. The cost of these services amounted to approximately $26,812, $26,595 and 16,340 in 1999, 1998 and 1997,
respectively, including $26,205, $26,010 and $15,265 of paper purchases.

The Company also entered into agreements with Time, whereby Time provides fulfillment services for Martha by Mail products and the Company's magazines. The fees for these services amounted to approximately $ 16,063, $11,264 and $9,960 in 1999, 1998 and 1997, respectively.

The Company also entered into an agreement with Time, whereby Time provides newsstand distribution services for the Company's magazines. The fees for these services amounted to approximately $1,658, $1,384 and $1,262 in 1999, 1998 and 1997, respectively.

The aggregate amounts due to Time, included in accounts payable and accrued liabilities, were approximately $3,682 and $5,431 as of December 31, 1999 and 1998, respectively.

Oxmoor House Inc., an affiliate of Time, currently publishes the Martha Stewart Living series of books. In 1997, the Company entered into a contract with Oxmoor House whereby the Company and Oxmoor House split net profits from the sale of books. Income recognized under these agreements was approximately $2,531, $1,995 and $2,567, in 1999, 1998 and 1997, respectively.

The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. The fees for use of these properties amounted to $ 2,000, $1,500 and $1,500 in 1999, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

The Company used the service of a law firm of which Martha Stewart's son-in-law is a partner. The Company paid an aggregate of approximately $166 and $92 in fees and expenses in respect of such services in 1999 and 1998, respectively.

10       NOTE PAYABLE AND LINE OF CREDIT
The Company had a note payable aggregating $27,650 to Time Publishing Ventures, Inc. at December 31, 1998. The note was due on February 3, 2001 and bore interest at the current prime rate plus 1% per annum. In March 1999, the Company entered into an agreement with Bank of America, N.A., formerly known as NationsBank, N.A., for a loan in the amount of $15,000. The proceeds from the loan were used, along with existing cash balances, to pay in full, the note payable to Time Publishing Ventures aggregating $27,650 plus accrued interest.

In July 1999, the Company repaid the Bank of America, N.A. loan with the proceeds received from the Kleiner Perkins investment (See Note 3).

The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $10,000 with an interest rate equal to the prime rate per annum. The agreement also requires the Company to pay a commitment fee equal to one-half of 1% per annum of the unused available borrowings. As of December 31, 1999, the Company did not have any amounts outstanding under this agreement.

11       COMMITMENTS AND CONTINGENCIES
The Company leases office facilities and equipment for terms extending through 2010 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $ 3,341, $4,100 and $ 3,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The following is a schedule of future minimum payments under capitalized and operating leases at December 31, 1999:

                                         Capitalized     Operating
                                           Leases         Leases
                                           ------         ------
2000                                      $ 2,649       $ 7,188
2001                                        2,649         7,218
2002                                        2,172         6,825
2003                                          477         6,837
2004                                         --           6,926
thereafter                                   --          40,459
                                          -------       -------
Total minimum lease payments                7,947       $75,453
                                          -------       =======
Imputed interest                             (977)
                                          -------
Present value of minimum capitalized
  lease payments                            6,970
                                          -------
Current portion                             2,651
                                          -------
Long-term capitalized lease obligation    $ 4,319
                                          =======

The Company has outstanding letters of credit for $2,252 as security for certain leases as of December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



In the ordinary course of business, the Company is involved in various legal proceedings. The Company believes that the ultimate resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the Company.

12       OTHER INFORMATION
The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long term debt. The carrying amount of these accounts approximates fair value.

Accumulated amortization of intangible assets was $8,851 and $5,901 at December 31, 1999 and 1998, respectively. Amortization expense was $2,950, $2,997 and $2,904 for the years ended December 31, 1999, 1998 and 1997, respectively.

Advertising expense was $14,541, $11,564 and $10,440 for the years ended December 31, 1999, 1998 and 1997, respectively.

Interest paid was $2,705, $3,962 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income taxes paid were $716, $502 and $ 458 for the years ended December 31, 1999, 1998 and 1997, respectively.

13       INDUSTRY SEGMENTS
The Company's industry segments are discussed in Note 1. Segment information for the years ended December 31, 1999, 1998 and 1997 was as follows:

                           Publishing      Television    Merchandising  Internet/Direct      Corporate      Consolidated
                                                                           Commerce           Charges
                           ----------      ----------    -------------  --------------       ---------      ------------
1999
 Revenues                    $145,520        $ 30,590        $ 20,200        $ 36,004             --           $232,314
 Income (loss) from
    operations                 48,525           4,708          20,013         (14,767)         (36,157)          22,322
 Depreciation and
    amortization                 --             1,569            --              --              4,991            6,560
 Total assets                  24,570          20,696           7,265           7,444          221,796          281,771
 Capital expenditures            --                98            --              --              6,200            6,298
1998
 Revenues                    $127,020        $ 23,351        $ 15,004        $ 14,673             --           $180,048
 Income (loss) from
    operations                 42,669           3,924          15,305          (4,998)         (29,515)          27,385
 Depreciation and
    amortization                 --             1,234            --              --              4,300            5,534
 Total assets                  21,244          16,021           2,309           8,223           77,575          125,372
 Capital expenditures            --             2,313            --              --                417            2,730
1997
 Revenues                    $108,694        $ 12,396        $  6,919        $  4,812             --           $132,821
 Income (loss) from
    operations                 33,090             320           6,619          (1,223)         (22,215)          16,591
 Depreciation and
    amortization                 --               430            --              --              3,497            3,927
 Total assets                  20,454          12,004           1,175           3,849           68,224          105,706
 Capital expenditures            --             8,530            --              --              2,497           11,027

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

14       EARNINGS PER SHARE (UNAUDITED)

The Company became a "C" Corporation on November 22, 1999. Prior thereto, it operated as an LLC. Historical earnings per share have not been presented since prior to becoming a "C" corporation the Company had LLC interests outstanding and no common shares issued or outstanding. Furthermore, historical earnings do not reflect income taxes that would have been charged had the Company been a "C" Corporation. The pro forma adjustment to income tax provision reflects the income taxes that would have been recorded had the Company been a "C" Corporation for all periods presented.

Pro forma earnings per share amounts are calculated based upon the weighted average number of common shares outstanding during each period presented.

Adjusted pro forma earnings per share amounts are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Kleiner Perkins investment and the initial public offering were outstanding for all periods presented in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share.

There was no dilution from common stock equivalents outstanding during such periods and accordingly diluted earnings per share are not presented separately.

Year ended December 31,                                1999            1998           1997
-----------------------                                ----            ----           ----
Net income                                            $25,569        $23,806        $13,929
Pro forma adjustment to income tax provision           13,877         10,817          7,038
Pro forma net income                                   11,692         12,989          6,891
Pro forma
    Earnings per share-basic and diluted              $   .28        $   .33        $   .18
    Weighted average common shares outstanding         41,720         39,176         39,176
Adjusted pro forma
    Earnings per share-basic and diluted              $   .24        $   .26        $   .14
    Weighted average common shares outstanding         49,588         49,583         49,583

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

15       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Year ended December 31, 1999                                 First        Second         Third        Fourth
                                                            Quarter       Quarter       Quarter       Quarter        Total
                                                            -------       -------       -------       -------        -----
Revenues                                                   $ 53,379      $ 58,123      $ 49,838      $ 70,974      $232,314
Income from operations                                        7,420         8,045         3,913         2,944        22,322
Net income(1)                                                 6,619         7,547         3,474         7,929        25,569
Pro forma net income(2)                                    $  3,448      $  3,965      $  1,877      $  2,402      $ 11,692

PRO FORMA(2)
Earnings per share-basic and diluted                       $    .09      $    .10      $    .05      $    .05      $    .28
Weighted average shares outstanding                          39,176        39,176        40,596        47,932        41,720
ADJUSTED PRO FORMA(3)
Earnings per share-basic and diluted                       $    .07      $    .08      $    .04      $    .05      $    .24
Weighted average shares outstanding                          49,583        49,583        49,583        49,601        49,588
STOCK PRICE PER SHARE-NYSE(4)
High                                                           --            --            --          47 1/2
Low                                                            --            --            --          20 5/8

Year ended December 31, 1998                                First          Second       Third         Fourth
                                                            Quarter        Quarter      Quarter       Quarter        Total
                                                           --------      --------      --------      --------      --------
Revenues                                                   $ 42,300      $ 43,953      $ 42,580      $ 51,215      $180,048
Income from operations                                        6,950         8,300         9,044         3,091        27,385
Net income                                                    6,017         7,171         8,285         2,333        23,806
Pro forma net income(2)                                    $  3,101      $  3,798      $  4,703      $  1,387      $ 12,989

PRO FORMA
Earnings per share-basic and diluted                       $    .08      $    .10      $    .12      $    .04      $    .33
Weighted average shares outstanding                          39,176        39,176        39,176        39,176        39,176

ADJUSTED PRO FORMA(3)
Earnings per share-basic and diluted                       $    .06      $    .08      $    .09      $    .03      $    .26
Weighted average shares outstanding                          49,583        49,583        49,583        49,583        49,583

(1) Fourth quarter 1999 net income reflects a deferred tax benefit of $4,810 resulting from the conversion to a "C" Corporation.
(2) Pro forma net income reflects the income taxes that would have been recorded had the Company been a "C" Corporation for all periods presented.
(3) Adjusted pro forma earnings per share amounts are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Kleiner Perkins investment and the initial public offering were outstanding for all periods presented in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share.
(4) The number of holders of record of Class A and Class B common stock of the Company as of February 25, 2000, was 3,206 and one, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

16       SUBSEQUENT EVENTS (UNAUDITED)
Strategic Investment
In February 2000, the Company made a cash investment of approximately $13 million in BlueLight.com, an e-commerce company, representing a 5% ownership interest. As part of the transaction, the Company agreed to make its line of Martha Stewart Everyday products, currently available at Kmart, available on BlueLight.com for which the Company will receive royalty payments.

Share Repurchase
In February 2000, the Company entered into an agreement to repurchase 1.366 million shares of Class A common stock from Time at a purchase price of $23.79 per share, for a total consideration of $32.5 million. Concurrently, Time's put and call rights relating to its remaining equity terminated.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                            ADDITIONS
                                       BALANCE,            CHARGED TO
                                     BEGINNING OF          COSTS AND                           BALANCE, END
             DESCRIPTION                 YEAR               EXPENSES         DEDUCTIONS          OF YEAR
             -----------                 ----               --------         ----------          -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
YEARS ENDED DECEMBER 31,
1999...........................        $1,202              $1,572             $  837             $1,937
1998...........................         1,123                 293                214              1,202
1997...........................           500(a)              787                164              1,123

RESERVE FOR AUDIENCE UNDER DELIVERY:
YEARS ENDED DECEMBER 31,
1999...........................        $4,803              $2,159             $2,796             $4,166
1998...........................         1,434               5,724              2,355              4,803
1997...........................           605(a)            1,525                696              1,434

(a)      balance at acquisition.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
  2.1        --   Agreement and Plan of Merger.*

  2.2        --   LLC Membership Interest Purchase Agreement, dated as of July
                  27, 1999, by and among Martha Stewart Living Omnimedia LLC,
                  KPCB Holdings, Inc., as nominee, and KPCB IX Associates,
                  LLC.*

  3.1        --   Registrant's Certificate of Incorporation.*

  3.2        --   Registrant's By-Laws.*

  4.1        --   Form of Specimen Certificate for Registrant's Common Stock.*

  4.2        --   Loan Agreement (line of credit) between NationsBank, N.A.
                  and Martha Stewart Living Omnimedia LLC, dated as of
                  February 3, 1997.*

  4.3        --   Amendment No. 1, dated as of June 30, 1998, to the Loan
                  Agreement, dated as of February 3, 1997, between Martha
                  Stewart Living Omnimedia LLC and NationsBank, N.A.*

  4.4        --   Amendment No. 2, dated as of March 30, 1999, to the Loan
                  Agreement, dated as of February 3, 1997, between Martha
                  Stewart Living Omnimedia LLC and NationsBank, N.A.*

  4.5        --   Warrant for a Percentage of the Internet Business of Martha
                  Stewart Living Omnimedia LLC, dated July 27, 1999, issued to
                  KPCB Holdings, Inc.*

 10.1        --   Form of Stockholders' Agreement.*

 10.2        --   1999 Stock Incentive Plan.*+

 10.2.1      --   Amendment Number 1 to 1999 Stock Incentive Plan, dated as of
                  March 9, 2000+

 10.3        --   1999 Non-Employee Director Stock and Option Compensation
                  Plan.*+

 10.4        --   1999 Employee Stock Purchase Plan.*+

 10.5        --   Martha Stewart Living Omnimedia LLC Phantom Performance Unit
                  Plan.*+

 10.6        --   Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC
                  Unit/Stock Option Plan.*+

 10.7        --   Form of Employment Agreement, by and between Registrant and
                  Martha Stewart.*+

 10.8        --   Form of Intellectual Property License and Preservation
                  Agreement, by and between Registrant and Martha Stewart.*

 10.9        --   Form of Location Rental Agreement, by and between Registrant and Martha Stewart.*

10.10        --   Lease, dated as of September 24, 1992, between Tishman
                  Speyer Silverstein Partnership and Time Publishing Ventures,
                  Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc.*

10.11        --   Lease, dated as of March 31, 1998, between 11 West 42
                  Limited Partnership and Martha Stewart Living Omnimedia
                  LLC.*

10.12        --   Lease, dated August, 1999, between 601 West Associates LLC and
                  Martha Stewart Living Omnimedia LLC.*

10.12.1      --   First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living
                  Omnimedia, Inc.

10.13        --   Lease, dated as of March 6, 1996, between Newtown Group
                  Properties Limited Partnership and Time Publishing Ventures,
                  Inc., with amendments.*

10.14        --   Lease, dated as of August 1, 1996, between Newtown Group
                  Properties Limited Partnership and Martha Stewart Living
                  Omnimedia LLC.*

10.15        --   Lease, dated as of August 14, 1997, between Newtown Group
                  Properties Limited Partnership and Martha Stewart Living
                  Omnimedia LLC.*

10.16        --   License Agreement, dated January 28, 1997, by and between
                  Martha Stewart Living Omnimedia LLC and Kmart
                  Corporation.*

10.17        --   Severance Agreement, dated September 23, 1999, by and
                  between Martha Stewart Living Omnimedia LLC and Sharon
                  Patrick.*+

10.18        --   Letter Agreement, dated September 3, 1999, by and between
                  Martha Stewart Living Omnimedia LLC and Helen Murphy.*+

10.19        --   LLC Unit Option Agreement, dated September 3, 1999, by and between Martha Stewart Living Omnimedia LLC and Helen
                  Murphy.*+

 27.1        --   Financial Data Schedule.

* Incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001

+ Indicates management contracts and compensatory plans