Form 10-Q
period 2000-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2000-05-15
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Outstanding at
                     Class                      May 9, 2000
                     -----                      -----------
           Class A, $0.01 par value               14,144,522
           Class B, $0.01 par value               34,126,831
                                              ---------------
           Total                                  48,271,353
                                              ===============

                      Martha Stewart Living Omnimedia, Inc.


                               Index to Form 10-Q

                                                                          Page
                                                                          ----
Part I.        Financial information

               Item 1. Financial Statements                                2

               Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                         10

Part II.       Other Information


               Item 2. Changes in Securities and Use of Proceeds          14

               Item 5. Other Information                                  14

               Item 6. Exhibits and Reports on Form 8-K                   14

               Signatures                                                 15

               Index to Exhibits                                          16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                              March 31,     December
                                                                2000        31, 1999
                                                              --------      --------
ASSETS                                                      (unaudited)
CURRENT ASSETS
       Cash and cash equivalents                              $105,116      $154,749
       Accounts receivable, net                                 45,486        41,683
       Inventories                                               9,291         6,163
       Deferred television production costs                      2,854         2,543
       Other current assets                                      5,383         4,757
                                                              --------      --------
                      Total current assets                     168,130       209,895
                                                              --------      --------
PROPERTY, PLANT AND EQUIPMENT, net                              19,676        18,709
                                                              --------      --------
INTANGIBLE ASSETS, net                                          49,420        50,157
                                                              --------      --------
OTHER ASSETS                                                    16,264         3,010
                                                              --------      --------
                          Total assets                        $253,490      $281,771
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable and accrued liabilities               $ 36,390      $ 40,934
       Current portion of deferred subscription income          29,450        26,938
                                                              --------      --------
                   Total current liabilities                    65,840        67,872
                                                              --------      --------
DEFERRED SUBSCRIPTION INCOME                                     8,306         8,047
                                                              --------      --------
OTHER NONCURRENT LIABILITIES                                     6,853         6,450
                                                              --------      --------
                    Total liabilities                           80,999        82,369
                                                              --------      --------
SHAREHOLDERS' EQUITY
    Class A common stock, $.01 par value, 350,000 shares
       authorized; 14,126 and 15,484 shares outstanding
       in 2000 and 1999, respectively                              141           155
    Class B common stock, $.01 par value, 150,000 shares
       authorized; 34,127 outstanding in 2000 and 1999             341           341
    Capital in excess of par value                             160,603       193,081
    Retained earnings                                           11,406         5,825
                                                              --------      --------
                 Total shareholders' equity                    172,491       199,402
                                                              --------      --------
           Total liabilities and shareholders' equity         $253,490      $281,771
                                                              ========      ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Revenues
     Publishing                                         $ 44,969       $ 35,536
     Television                                            7,343          6,609
     Merchandising                                         6,190          5,679
     Internet/Direct Commerce                             10,644          5,555
                                                        --------       --------
          Total revenues                                  69,146         53,379
                                                        --------       --------
Operating costs and expenses
     Production, distribution and editorial               36,133         26,312
     Selling and promotion                                11,203          9,856
     General and administrative                           10,351          8,449
     Depreciation and amortization                         2,112          1,342
                                                        --------       --------
          Total operating costs and expenses              59,799         45,959
                                                        --------       --------
Income from operations                                     9,347          7,420
   Interest income (expense), net                          1,385           (457)
                                                        --------       --------
Income before income taxes                                10,732          6,963
    Income tax provision                                   5,151            344
                                                        --------       --------
Net income                                              $  5,581       $  6,619
                                                        ========       ========
Earnings per share  - basic and diluted                 $   0.11      (See Note)
                                                        ========



Note
Reference is made to Note 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information about earnings per share data. On a basis comparative to the three months ended March 31, 2000, basic and diluted earnings per share for the three months ended March 31, 1999 would have been $0.07.








  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2000
                            (unaudited, in thousands)



                                         Class A                    Class B
                                       common stock               common stock
                                       ------------               ------------
                                                                                         Capital in
                                                                                          excess of       Retained
                                   Shares         Amount       Shares        Amount       par value       earnings          Total
                                   ------         ------       ------        ------       ---------       --------          -----
Balance at January 1, 2000         15,484       $     155      34,127      $     341      $ 193,081       $   5,825      $ 199,402
Net income for the period            --              --          --             --             --             5,581          5,581
Repurchase of shares               (1,366)            (14)       --             --          (32,492)           --          (32,506)
Issuance of shares for stock
   option exercises                     8            --          --             --               14            --               14
                                   ------       ---------      ------      ---------      ---------       ---------      ---------
Balance at March 31, 2000          14,126       $     141      34,127      $     341      $ 160,603       $  11,406      $ 172,491
                                   ======       =========      ======      =========      =========       =========      =========










  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                  2000            1999
                                                               ---------       ---------
Cash flows from operating activities
       Net income                                              $   5,581       $   6,619
       Adjustments to reconcile net income to net
          cash provided by operating activities
            Depreciation and amortization                          2,112           1,342
            Changes in operating assets and liabilities           (9,184)         (2,009)
                                                               ---------       ---------
                Net cash provided by (used in) operating
                activities                                        (1,491)          5,952
                                                               ---------       ---------
Cash flows from investing activities
            Equity investment                                    (13,297)           --
            Capital expenditures                                  (2,353)           (517)
                                                               ---------       ---------
                Net cash used in investing activities            (15,650)           (517)
                                                               ---------       ---------
Cash flows from financing activities
            Repurchase of common stock                           (32,492)           --
            Principal repayment of long term debt                   --           (27,650)
            Long term debt borrowings                               --            15,000
                                                               ---------       ---------
                Net cash used in financing activities            (32,492)        (12,650)
                                                               ---------       ---------
                Net decrease in cash                             (49,633)         (7,215)
Cash and cash equivalents, beginning of period                   154,749          24,578
                                                               ---------       ---------
Cash and cash equivalents, end of period                       $ 105,116       $  17,363
                                                               =========       =========







  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


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

1.  Accounting policies

    a. General

    The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ending December 31, 1999.

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

    d. Income taxes

    The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    Prior to the Company's conversion to a C corporation as a result of its merger with MSLO on October 22, 1999, no provision had been made in the accompanying condensed consolidated financial statements for federal income taxes since, pursuant to provisions of the Internal Revenue Code, the results of operations of MSLO during the relevant time periods were reportable by the members of MSLO on their individual tax returns. However, MSLO was subject to certain foreign, state and city income taxes.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.  Inventories

    The components of inventories are as follows:


                                                     March 31,         December
                                                       2000            31, 1999
                                                      ------            ------
         Paper                                        $5,701            $3,465
         Catalog merchandise                           3,590             2,698
                                                      ------            ------
                                                      $9,291            $6,163
                                                      ======            ======


3.  Earnings per share

    Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per share include the determinants of basic earnings per share and, in addition, give effect to dilutive potential common shares.

    The computations of basic and diluted earnings per share for the three months ended March 31, 2000 are set forth below:


    Numerator for basic and diluted earnings per
       share-net income available to common
       shareholders                                                      $ 5,581
                                                                         -------
    Denominator for basic earnings per share-
       weighted average number of common shares
       outstanding                                                        49,616
    Effect of dilutive securities-dilutive
       potential common shares                                             1,548
                                                                         -------
    Denominator for diluted earnings per share-
       weighted average number of common shares
       and dilutive potential common shares                               51,164
                                                                         =======
    Basic earnings per share                                             $  0.11
                                                                         -------
    Diluted earnings per share                                           $  0.11
                                                                         -------

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)



    The Company became a "C" corporation on October 22, 1999. Prior thereto, it operated as a limited liability company. Historical earnings per share have not been presented for the three months ended March 31, 1999, since prior to becoming a "C" corporation the Company had LLC interests outstanding and no common shares outstanding. Furthermore, historical earnings do not reflect income taxes that would have been charged had the Company been a "C" corporation. The pro forma adjustment to income tax provision below reflects the income taxes that would have been recorded had the Company been a "C" corporation at January 1, 1999. Pro forma weighted average common shares outstanding reflects the average shares that would have been outstanding had the conversion to a "C" corporation been done as of January 1, 1999.

    Adjusted pro forma basic and diluted earnings per share for the three months ended March 31, 1999 are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Company's initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in the Company were outstanding as of January 1, 1999 in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share. There was no dilution from common stock equivalents outstanding during such periods.

    The computations of pro forma and adjusted pro forma basic and diluted earnings per share for the three months ended March 31, 1999 are set forth below:


    Net income                                                         $  6,619
    Pro forma adjustment to income tax provision                         (3,171)
                                                                       --------
    Pro forma net income                                               $  3,448
                                                                       ========
    Pro forma earnings per share- basic and
       diluted                                                         $   0.09
                                                                       --------
    Pro forma weighted average common shares outstanding                 39,176
                                                                       --------
    Adjusted pro forma earnings per share- basic
       and diluted                                                     $   0.07
                                                                       --------
    Adjusted pro forma weighted average common
       shares outstanding                                                49,583
                                                                       --------



4.  Industry segments

    The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also includes book publishing, newspaper syndication and radio syndication. The Television segment includes a daily television program that airs in syndication in the United States and on cable in the United States and Canada, as well as weekly segments on CBS's The Early Show broadcast, as well as periodic prime time specials. The Merchandising segment consists solely of royalty revenues generated by the sale of Martha Stewart branded products. The Internet/Direct Commerce segment comprises the sale of Martha by Mail products through the Company's website and print catalog, as well as advertising revenues derived from advertisements on the website.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


    Revenues for each segment are presented in the condensed consolidated income statements. Income from operations for each segment were as follows:


                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       2000               1999
                                                    --------           --------
Publishing                                          $ 17,439           $ 11,500
Television                                             1,307                453
Merchandising                                          6,129              5,627
Internet/Direct Commerce                              (5,971)            (1,629)
                                                    --------           --------
Total before corporate charges                        18,904             15,951
Corporate charges                                     (9,557)            (8,531)
                                                    --------           --------
Income from operations                              $  9,347           $  7,420
                                                    ========           ========



5.  Equity Transactions

    In March 2000, the Company repurchased 1.366 million shares of Class A common stock from Time Publishing Ventures, Inc. at a purchase price of $23.79 per share for a total consideration of $32.5 million. Concurrently, Time's put and call rights relating to its remaining equity terminated. The shares were retired upon repurchase.

6.  Other Assets

    Included in other assets at March 31, 2000 is a minority equity investment of $13.3 million in BlueLight.com, an e-commerce company, representing a 5% ownership interest. The investment is carried at cost.


7.  Supplemental Cash Flow Information


                                                     For the Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                       2000              1999
                                                      ------            ------
Cash paid for interest                                $  194            $2,197
Cash paid for income taxes                               344               354

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC ("MSLO"), the legal entity that prior to October 22, 1999 operated the business we now operate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999


                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                          2000            1999
                                                          ----            ----
                                                       (in thousands, except per
                                                             share amounts)
Revenues
      Publishing                                        $ 44,969       $ 35,536
      Television                                           7,343          6,609
      Merchandising                                        6,190          5,679
      Internet/Direct Commerce                            10,644          5,555
                                                        --------       --------
          Total revenues                                  69,146         53,379
                                                        --------       --------
Operating costs and expenses
      Production, distribution and editorial              36,133         26,312
      Selling and promotion                               11,203          9,856
      General and administrative                          10,351          8,449
      Depreciation and amortization                        2,112          1,342
                                                        --------       --------
          Total operating costs and expenses              59,799         45,959
                                                        --------       --------
Income from operations                                     9,347          7,420
                                                        --------       --------
Interest income (expense), net                             1,385           (457)
                                                        --------       --------
Income before income taxes                                10,732          6,963
                                                        --------       --------
Income tax provision                                       5,151            344
                                                        --------       --------
Net income                                                 5,581          6,619
                                                        --------       --------
Pro forma adjustment to income tax provision                --           (3,171)
                                                        --------       --------
Pro forma net income                                    $  5,581       $  3,448
                                                        ========       ========
Earnings per share- diluted                             $   0.11       $   0.07
                                                        ========       ========



Revenues. Total revenues increased $15.7 million, or 29.5%, to $69.1 million for the three months ended March 31, 2000, from $53.4 million for the three months ended March 31, 1999. Publishing revenues increased $9.4 million, or 26.5%, to $45.0 million for the three months ended March 31, 2000, from $35.5 million for the three months ended March 31, 1999. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising pages sold in Martha Stewart Living magazine, as well as the publication of Martha Stewart Baby in March 2000. Television revenues increased $0.7 million, or 11.1%, to $7.3 million for the three months ended March 31, 2000 from $6.6 million for the three months ended March 31, 1999. The increase is due primarily to additional revenues associated with the higher syndication revenues from the second half hour of our daily program and revenues received from our cable program from Martha's Kitchen, partially offset by reduced advertising revenues from lower ratings during the three months ended March 31, 2000. Merchandising revenues increased $0.5 million, or 9.0%, to $6.2 million for the three months ended March 31, 2000, from $5.7 million for the three months ended March 31, 1999, primarily as a result of additional revenues received from our Martha Stewart Everyday Garden product line. Internet/Direct Commerce revenues increased $5.1 million, or 91.6%, to $10.6 million for the three months ended March 31, 2000, from $5.6 million for the three months ended March 31, 1999, due to increased merchandise sales resulting from higher catalog circulation, increased Internet traffic and advertising revenues.

Production, distribution and editorial. Production, distribution and editorial expenses increased $9.8 million, or 37.3%, to $36.1 million for the three months ended March 31, 2000, from $26.3 million for the three months ended March 31, 1999. Internet/Direct Commerce costs increased $7.9 million due to an increase in cost of goods sold and fulfillment costs, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, costs increased due to increased investment in developing and maintaining our Internet site. Publishing segment costs increased $2.4 million reflecting increased costs for Martha Stewart Living magazine due to an increase in the number of pages printed per issue and additional costs associated with the publication of Martha Stewart Baby. Television costs decreased $0.7 million, primarily as a result of lower production costs.

Selling and promotion. Selling and promotion expenses increased $1.3 million, or 13.7% to $11.2 million for the three months ended March 31, 2000, from $9.9 million for the three months ended March 31, 1999. Publishing segment costs increased $0.9 million resulting from higher advertising and circulation costs incurred to support higher publishing segment revenues. Internet/Direct Commerce segment costs increased $0.4 million resulting from higher costs associated with higher revenues.

General and administrative. General and administrative expenses, consisting primarily of costs relating to the executive office, finance, professional services, information technology, facilities and human resources, increased $1.9 million, or 22.5%, to $10.4 million for the three months ended March 31, 2000, from $8.4 million for the three months ended March 31, 1999. The higher expenses have been incurred as a result of continued infrastructure development to support higher levels of revenue, including the growth of our Internet/Direct Commerce segment.

Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 57.4% to $2.1 million for the three months ended March 31, 2000, from $ 1.3 million for the three months ended March 31, 1999. The increase is attributable to higher levels of property and equipment.

Interest income (expenses), net. Interest income (expenses), net was $1.4 million for the three months ended March 31, 2000, compared to interest expense of $0.5 million for the three months ended March 31, 1999. Interest income for the three months ended March 31, 2000 resulted from higher cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the three months ended March 31, 1999, we had outstanding long term debt which resulted in interest expense in that period. Such long term debt was fully repaid in July 1999.

Income tax provision. Income tax provision for the three months ended March 31, 2000 was $5.2 million, representing a 48% effective income tax rate. Income tax provision during March 31, 1999 was $0.3 million. During the three months ended March 31, 1999, we operated as a limited liability company and were therefore not subject to Federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a "C" corporation and accordingly our earnings are subject to income taxes from that date forward. The pro forma adjustment to income tax provision of $3.2 million reflects the additional taxes that would have been provided had we been a "C" corporation during that time.

Net income. Net income was $5.6 million for the three months ended March 31, 2000, compared to pro forma net income of $3.4 million for the three months ended March 31, 1999, as a result of the above mentioned factors.

Earnings per share. Earnings per share were $0.11 per share for the three months ended March 31, 2000. Earnings per share for the three months ended March 31, 1999 of $ 0.07 has been computed on a pro forma basis assuming we had been a "C" corporation at January 1, 1999 and the shares issued in connection with our initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in the Company were outstanding as of January 1, 1999, in order to better reflect comparability between periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $105.1 million at March 31, 2000, compared to $154.7 million at December 31, 1999.

Cash flows used in operating activities were $1.5 million during the three months ended March 31, 2000, compared to cash provided by operating activities of $6.0 million for the three months ended March 31, 1999. Cash flows used in operating activities for the three months ended March 31, 2000 was primarily a result of decreased accounts payable and increased accounts receivable and inventory, partially offset by net income for the period. Cash provided by operating activities for the three months ended March 31, 1999 was primarily the result of net income for the period.

Cash flows used in investing activities were $15.7 million for the three months ended March 31, 2000, reflecting a $13.3 million equity investment in BlueLight.com, an e-commerce company, and $2.4 million in capital expenditures for property and equipment. Cash flows used in investing activities were $0.5 million during the three months ended March 31, 1999, representing capital expenditures for property and equipment. We expect capital expenditures to approximate $25 million in 2000, as the company expands its facilities to provide for future growth and we continue to invest in our technology infrastructure.

Cash flows used in financing activities for the three months ended March 31, 2000 were $32.5 million. In March 2000, we repurchased 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc. Cash used in financing activities was $12.3 million during the three months ended March 31, 1999 representing the repayment of $27.7 million of outstanding long term debt payable to Time Publishing Ventures, Inc. with the proceeds received from a $15 million term loan from Bank of America and existing cash balances.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of March 31, 2000, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine is published ten times annually: three issues in each of the first and second quarters and two issues in each of the third and fourth quarters. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, we periodically publish special interest publications. Furthermore, the number of advertising pages per issue tends to be higher in issues published in the fourth quarter. Revenue and income from operations for the television segment tend to be higher in the fourth quarter due to generally higher ratings and the broadcasts of prime time television specials. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonal nature of certain products.

YEAR 2000

The Year 2000 issue concerns the inability of information and non information systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could have affected information systems and other information that relies on microprocessors.

We conducted a review of our computer systems and software to identify any potential malfunctions due to misidentification of the Year 2000. We also made inquiries of our important third-party vendors, service providers, customers and partners to determine whether our business relationships with these parties could be adversely affected by Year 2000 issues. We have not experienced any material adverse consequences related to Year 2000 failures of our systems or equipment or those of third parties. While management does not expect any future material issues related to Year 2000 to occur, we will continue to monitor these issues and the related costs if they occur.

PART II:  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

Our first registration statement on Form S-1 (File No. 333-84001) under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on October 18, 1999. Since the completion of the offering, we have used approximately $32.5 million to repurchase 1,366,000 shares of our Class A common stock from Time Publishing Ventures, Inc and approximately $13.3 million of the proceeds to purchase an equity interest in BlueLight.com, L.L.C. We have applied the balance of the proceeds from our public offering to working capital and other general corporate purposes.

ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; and changes in government regulations affecting our industries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The following exhibits are filed as part of this report:


                      EXHIBIT
                      NUMBER                          EXHIBIT TITLE
                      ------                          -------------
                        27.1      -- Financial Data Schedule for the Three Months
                                     Ended March 31, 2000.


(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MARTHA STEWART LIVING OMNIMEDIA, INC.



Date:  May 12, 2000            By:    /s/ Helen Murphy
                                      ---------------------------------

                               Name:  Helen Murphy
                               Title: Chief Financial and Administrative Officer

                                      (Duly Authorized Officer and Principal
                                      Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                          EXHIBIT TITLE
------                          -------------
 27.1      -- Financial Data Schedule for the Three Months
              Ended March 31, 2000.