Form 10-Q
period 2000-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2000-08-11
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000


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

                                 YES [X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                           Class                             August 9, 2000
              Class A, $0.01 par value                         14,234,126
              Class B, $0.01 par value                         34,126,831
                                                               ----------
              Total                                            48,360,957
                                                               ==========

                      Martha Stewart Living Omnimedia, Inc.


                               Index to Form 10-Q


                                                                         Page

Part I.    Financial information

           Item 1.   Financial Statements                                  2

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                           10

Part II.   Other Information

           Item 4.   Submission of Matters to a Vote of Security
                     Holders                                              15

           Item 5.   Other Information                                    15

           Item 6.   Exhibits and Reports on Form 8-K                     16

           Signatures                                                     17

           Index to Exhibits                                              18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                       June 30,      December 31,
                                                                         2000           1999
                                                                      ----------      --------
ASSETS                                                                (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                      $115,862       $154,749
        Accounts receivable, net                                         38,292         41,683
        Inventories                                                       7,778          6,163
        Deferred television production costs                              3,370          2,543
        Other current assets                                              5,014          4,757
                                                                       --------       --------
                             Total current assets                       170,316        209,895
                                                                       --------       --------
PROPERTY, PLANT AND EQUIPMENT, net                                       21,962         18,709
                                                                       --------       --------
INTANGIBLE ASSETS, net                                                   48,682         50,157
                                                                       --------       --------
OTHER ASSETS                                                             17,285          3,010
                                                                       --------       --------
                                 Total assets                          $258,245       $281,771
                                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                       $ 37,173       $ 40,934
        Current portion of deferred subscription income                  27,820         26,938
                                                                       --------       --------
                          Total current liabilities                      64,993         67,872
                                                                       --------       --------
DEFERRED SUBSCRIPTION INCOME                                              7,847          8,047
                                                                       --------       --------
OTHER NONCURRENT LIABILITIES                                              6,910          6,450
                                                                       --------       --------
                          Total liabilities                              79,750         82,369
                                                                       --------       --------

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares
        authorized; 14,176 and 15,484 shares outstanding in 2000
        and 1999, respectively                                              141            155
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 34,127 outstanding in 2000 and 1999                     341            341
     Capital in excess of par value                                     160,655        193,081
     Retained earnings                                                   17,358          5,825
                                                                       --------       --------
                        Total shareholders' equity                      178,495        199,402
                                                                       --------       --------
                  Total liabilities and shareholders' equity           $258,245       $281,771
                                                                       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                        Three Months Ended                  Six Months Ended
                                                              June 30,                          June 30,
                                                    ---------------------------        --------------------------
                                                      2000               1999            2000              1999
                                                    --------           --------        --------          --------
Revenues
      Publishing                                    $ 43,132           $ 37,778        $ 88,101          $ 73,314
      Television                                       6,990              6,178          14,333            12,787
      Merchandising                                    5,968              5,830          12,158            11,509
      Internet/Direct Commerce                        13,103              8,337          23,747            13,892
                                                    --------           --------        --------          --------
            Total revenues                            69,193             58,123         138,339           111,502
                                                    --------           --------        --------          --------

Operating costs and expenses
      Production, distribution and editorial          36,511             28,398          72,644            54,710
      Selling and promotion                           11,334             10,138          22,537            19,994
      General and administrative                      10,481             10,152          20,832            18,601
      Depreciation and amortization                    2,324              1,390           4,436             2,732
                                                    --------           --------        --------          --------
            Total operating costs and expenses        60,650             50,078         120,449            96,037
                                                    --------           --------        --------          --------
Income from operations                                 8,543              8,045          17,890            15,465
    Interest income (expense), net                     1,313              (140)           2,698             (597)
                                                    --------           --------        --------          --------
Income before income taxes                             9,856              7,905          20,588            14,868
     Income tax provision                              3,904                358           9,055               702
                                                    --------           --------        --------          --------
Net income                                          $  5,952           $  7,547        $ 11,533          $ 14,166
                                                    ========           ========        ========          ========

Earnings per share
   Basic                                            $   0.12                           $   0.24
                                                    ========                           ========
   Diluted                                          $   0.12         (See Note)        $   0.23        (See Note)
                                                    ========                           ========

Note
Reference is made to Note 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information about earnings per share data. On a basis comparative to the three and six months ended June 30, 2000, basic and diluted earnings per share for the three and six month periods ended June 30, 1999 would have been $0.08 and $ 0.15, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2000
                            (unaudited, in thousands)


                                             Class A              Class B
                                           common stock         common stock
                                       -------------------- ---------------------
                                                                                 Capital
                                                                                    in      Retained
                                         Shares     Amount    Shares     Amount   excess     earnings    Total
                                                                                  of par
                                                                                   value
                                         -------    ------    -------    ------  -------    ---------    -----
Balance at January 1, 2000                15,484      $155     34,127    $341    $193,081     $5,825  $199,402
Net income for the period                      -         -          -       -           -     11,533    11,533
Repurchase of shares                     (1,366)      (14)          -       -     (32,492)         -   (32,506)
Issuance of shares for stock option
   Exercises                                  58         -          -       -          66          -        66
                                          ------      ----     ------    ----    --------    -------  --------
Balance at June 30, 2000                  14,176      $141     34,127    $341    $160,655    $17,358  $178,495
                                          ======      ====     ======    ====    ========    =======  ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                               ---------------------------
                                                                                 2000               1999
                                                                               -------            --------
Cash flows from operating activities
        Net income                                                            $ 11,533            $ 14,166
        Adjustments to reconcile net income to net
           cash provided by operating activities
              Depreciation and amortization                                     4,436               2,732
              Changes in operating assets and liabilities                      (2,890)             (3,856)
                                                                              -------             -------
                   Net cash provided by (used in) operating activities          13,079              13,042
                                                                              -------             -------
Cash flows from investing activities
              Equity investment                                               (13,297)                   -
              Capital expenditures                                             (6,181)             (1,279)
                                                                              -------             -------
                   Net cash used in investing activities                      (19,478)             (1,279)
                                                                              -------             -------
Cash flows from financing activities
              Repurchase of common stock                                      (32,488)                   -
              Principal repayment of long term debt                                  -            (27,650)
              Distributions to members                                                             (1,422)
              Long term debt borrowings                                              -              15,000
                                                                              -------             -------
                   Net cash used in financing activities                      (32,488)            (14,072)
                                                                              -------             -------
                   Net decrease in cash                                       (38,887)             (2,309)
Cash and cash equivalents, beginning of period                                 154,749              24,578
                                                                              -------             -------
Cash and cash equivalents, end of period                                      $115,862            $ 22,269
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

1.   Accounting policies

     a. General

     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ending December 31, 1999.

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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.   Inventories

     The components of inventories are as follows:

                                       June 30,           December 31,
                                         2000                1999
                                        ------              -------
          Paper                         $3,055              $ 3,465
          Catalog merchandise            4,723                2,698
                                        ------              -------
                                        $7,778              $ 6,163
                                        ======              =======

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

     The computations of basic and diluted earnings per share for the three months and six months ended June 30, 2000 are set forth below:

                                                                    Three months        Six months
                                                                        ended              ended
                                                                    June 30, 2000      June 30, 2000
                                                                    -------------      -------------
    Numerator for basic and diluted earnings per share-
       net income available to common shareholders                     $ 5,952            $ 11,533
                                                                       -------            --------
    Denominator for basic earnings per share- weighted
       average number of common shares outstanding                      48,277              48,946
    Effect of dilutive securities- dilutive potential
       common shares                                                       427               1,144
                                                                       -------            --------
    Denominator for diluted earnings per share-
       weighted average number of common shares and
       dilutive potential common shares                                 48,704              50,090
                                                                       -------            --------
    Basic earnings per share                                            $ 0.12              $ 0.24
                                                                       -------            --------
    Diluted earnings per share                                          $ 0.12              $ 0.23
                                                                       -------            --------

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

     The Company became a "C" corporation on October 22, 1999. Prior thereto, it operated as a limited liability company. Historical earnings per share have not been presented for the three and six month periods ended June 30, 1999, since prior to becoming a "C" corporation the Company had LLC interests outstanding and no common shares outstanding. Furthermore, historical earnings do not reflect income taxes that would have been charged had the Company been a "C" corporation. The pro forma adjustment to income tax provision below reflects the income taxes that would have been recorded had the Company been a "C" corporation at January 1, 1999. Pro forma weighted average common shares outstanding reflects the average shares that would have been outstanding had the conversion to a "C" corporation been done as of January 1, 1999.

     Adjusted pro forma basic and diluted earnings per share for the three months ended June 30, 1999 are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Company's initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in the Company were outstanding as of January 1, 1999 in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share. There was no dilution from common stock equivalents outstanding during such periods.

     The computations of pro forma and adjusted pro forma basic and diluted earnings per share for the three months and six months ended June 30, 1999 are set forth below:


                                                                      Three months           Six months
                                                                          ended                 ended
                                                                      June 30, 1999         June 30, 1999
                                                                      -------------         -------------
     Net income                                                           $ 7,547              $ 14,166
     Pro forma adjustment to income tax provision                          (3,582)               (6,753)
                                                                          -------              --------
     Pro forma net income                                                 $ 3,965              $  7,413
                                                                          =======              ========
     Pro forma earnings per share- basic and diluted                      $  0.10              $   0.19
                                                                          -------              --------
     Pro forma weighted average common shares
        Outstanding                                                        39,176                39,176
                                                                          -------              --------
     Adjusted pro forma earnings per share- basic and
        Diluted                                                            $ 0.08                 $0.15
                                                                          -------              --------
     Adjusted pro forma weighted average common
        shares outstanding                                                 49,583                49,583
                                                                          -------              --------

4.   Industry segments

     The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio and newspaper businesses. The Television segment consists of the Company's television production operations and produces a daily television program that airs in syndication in the United States and on cable in the United States, Canada and Brazil, weekly segments on CBS's The Early Show broadcast, as well as periodic prime time specials. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog and the website marthastewart.com.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

     Revenues for each segment are presented in the condensed consolidated income statements. Income from operations for each segment were as follows:

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                              ---------------------------        --------------------------
                                                2000               1999            2000              1999
                                              --------           --------        --------          --------
     Publishing                               $ 16,331           $ 12,590        $ 33,770          $ 24,090
     Television                                  1,341              1,305           2,648             1,758
     Merchandising                               5,923              5,803          12,052            11,430
     Internet/Direct Commerce                   (5,440)            (2,382)        (11,410)           (4,011)
                                              --------           --------        --------          -------
     Total before corporate charges             18,155             17,316          37,060            33,267
     Corporate charges                         (9,612)            (9,271)        (19,170)          (17,802)
                                              --------           --------        --------          -------
     Income from operations                    $ 8,543            $ 8,045        $ 17,890          $ 15,465
                                               =======            =======        ========          ========


5.   Equity Transactions

     In March 2000, the Company repurchased 1.366 million shares of Class A common stock from Time Publishing Ventures, Inc. at a purchase price of $23.79 per share for a total consideration of $32.5 million. Concurrently, Time's put and call rights relating to its remaining equity terminated. The shares were retired upon repurchase.

6.   Other Assets

     Included in other assets at June 30, 2000 is a minority equity investment of $13.3 million in BlueLight.com, an e-commerce company. The investment is carried at cost.


7.   Supplemental Cash Flow Information

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                  ------------------------           ----------------------
                                                   2000               1999            2000           1999
                                                  ------             -----           ------         -------
     Cash paid for interest                       $  158             $   0           $  363         $ 2,197
     Cash paid for income taxes                    6,546               296            6,889             650

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC ("MSLO"), the legal entity that prior to October 22, 1999 operated the business we now operate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

                                                                  Three Months Ended
                                                                       June 30,
                                                              --------------------------
                                                               2000                1999
                                                              ------              ------
                                                        (in thousands, except per share
                                                                    amounts)
Revenues
      Publishing                                             $ 43,132           $ 37,778
      Television                                                6,990              6,178
      Merchandising                                             5,968              5,830
      Internet/Direct Commerce                                 13,103              8,337
                                                             --------           --------
            Total revenues                                     69,193             58,123
                                                             --------           --------
Operating costs and expenses
      Production, distribution and editorial                   36,511             28,398
      Selling and promotion                                    11,334             10,138
      General and administrative                               10,481             10,152
      Depreciation and amortization                             2,324              1,390
                                                             --------           --------
            Total operating costs and expenses                 60,650             50,078
                                                             --------           --------
Income from operations                                          8,543              8,045
                                                             --------           --------
Interest income (expense), net                                  1,313              (140)
                                                             --------           --------
Income before income taxes                                      9,856              7,905
                                                             --------           --------
Income tax provision                                            3,904                358
                                                             --------           --------
Net income                                                      5,952              7,547
                                                             --------           --------
Pro forma adjustment to income tax provision                        -             (3,582)
                                                             --------           --------
Pro forma net income                                         $  5,952           $  3,965
                                                             ========           ========
Earnings per share- diluted                                  $   0.12           $   0.08
                                                             ========           ========

Revenues. Total revenues increased $11.1 million, or 19.0%, to $69.2 million for the three months ended June 30, 2000, from $58.1 million for the three months ended June 30, 1999. Publishing revenues increased $5.4 million, or 14.2%, to $43.1 million for the three months ended June 30, 2000, from $37.8 million for the three months ended June 30, 1999. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising pages sold and increased newsstand revenues of Martha Stewart Living magazine. Television revenues increased $0.8 million, or 13.1%, to $7.0 million for the three months ended June 30, 2000, from $6.2 million for the three months ended June 30, 1999. The increase is due primarily to additional revenues associated with higher distribution of the second half hour of our daily program and revenues received from our cable program from Martha's Kitchen, partially offset by reduced advertising revenues from lower ratings during the three months ended June 30, 2000. Merchandising revenues increased $0.1 million, or 2.4%, to $6.0 million for the three months ended June 30, 2000, from $5.8 million for the three months ended June 30, 1999, primarily as a result of additional revenues received from our Martha Stewart Everyday Garden and Home product lines. Merchandising revenues increased 45.3% excluding $1.7 million in revenues received during the three months ended June 30, 1999 from an adjustment to revenues earned in prior years. Internet/Direct Commerce revenues increased $4.8 million, or 57.2%, to $13.1 million for the three months ended June 30, 2000, from $8.3 million for the three months ended June 30, 1999, due to increased merchandise sales resulting from higher catalog circulation, increased Internet traffic and increased advertising revenues.

Production, distribution and editorial. Production, distribution and editorial expenses increased $8.1 million, or 28.6%, to $36.5 million for the three months ended June 30, 2000, from $28.4 million for the three months ended June 30, 1999. Internet/Direct Commerce costs increased $5.9 million due to an increase in cost of goods sold and fulfillment costs, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, costs increased due to increased investment in developing and maintaining our Internet site. Publishing segment costs increased $1.5 million reflecting increased costs for Martha Stewart Living magazine due primarily to an increase in the number of pages printed per issue. Television costs increased $0.7 million, primarily as a result of higher distribution costs associated with revenues received from the second half-hour of our syndicated daily program during the three months ended June 30, 2000, and the effect of the contract relating to from Martha's Kitchen on amortization of production costs during the three months ended June 30, 1999.

Selling and promotion. Selling and promotion expenses increased $1.2 million, or 11.8% to $11.3 million for the three months ended June 30, 2000, from $10.1 million for the three months ended June 30, 1999. Publishing segment costs increased $0.3 million resulting from higher advertising and circulation costs incurred to support higher publishing segment revenues. Internet/Direct Commerce segment costs increased $0.9 million resulting from higher costs associated with higher revenues.

General and administrative. General and administrative expenses increased $0.3 million, or 3.2%, to $10.5 million for the three months ended June 30, 2000, from $10.2 million for the three months ended June 30, 1999. The higher expenses have been incurred as a result of higher occupancy costs needed to support growth in headcount.

Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 67.2% to $2.3 million for the three months ended June 30, 2000, from $1.4 million for the three months ended June 30, 1999. The increase is attributable to higher levels of property and equipment.

Interest income (expenses), net. Interest income (expenses), net was $1.3 million for the three months ended June 30, 2000, compared to interest expense of $0.1 million for the three months ended June 30, 1999. Interest income for the three months ended June 30, 2000 resulted from higher cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the three months ended June 30, 1999, we had outstanding long term debt which resulted in interest expense in that period. Such long term debt was fully repaid in July 1999.

Income tax provision. Income tax provision for the three months ended June 30, 2000 was $3.9 million, representing a 40% effective income tax rate. Income tax provision for the three months ended June 30, 1999 was $0.4 million. During the three months ended June 30, 1999, we operated as a limited liability company and were therefore not subject to Federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a "C" corporation and accordingly our earnings became subject to income taxes from that date forward. The pro forma adjustment to income tax provision of $3.6 million reflects the additional taxes that would have been provided had we been a "C" corporation during that time. The effective income tax rate during the three months ended June 30, 2000 was lower than the pro forma effective income tax rate for the three months ended June 30, 1999 due primarily to tax exempt interest earned during the 2000 quarter.

Net income. Net income was $6.0 million for the three months ended June 30, 2000, compared to pro forma net income of $4.0 million for the three months ended June 30, 1999, as a result of the above mentioned factors.

Earnings per share. Earnings per share- diluted was $0.12 per share for the three months ended June 30, 2000. Earnings per share for the three months ended June 30, 1999 of $ 0.08 has been computed on a pro forma basis assuming we had been a "C" corporation at January 1, 1999, and the shares issued in connection with our initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in MSO were outstanding as of January 1, 1999, in order to better reflect comparability between periods.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

                                                                  Six Months Ended
                                                                      June 30,
                                                              -------------------------
                                                               2000               1999
                                                              ------             ------
                                                           (in thousands, except per share
                                                                       amounts)
Revenues
      Publishing                                             $ 88,101           $ 73,314
      Television                                               14,333             12,787
      Merchandising                                            12,158             11,509
      Internet/Direct Commerce                                 23,747             13,892
                                                             --------           --------
            Total revenues                                    138,339            111,502
                                                             --------           --------
Operating costs and expenses
      Production, distribution and editorial                   72,644             54,710
      Selling and promotion                                    22,537             19,994
      General and administrative                               20,832             18,601
      Depreciation and amortization                             4,436              2,732
                                                             --------           --------
            Total operating costs and expenses                120,449             96,037
                                                             --------           --------
Income from operations                                         17,890             15,465
                                                             --------           --------
Interest income (expense), net                                  2,698              (597)
                                                             --------           --------
Income before income taxes                                     20,588             14,868
                                                             --------           --------
Income tax provision                                            9,055                702
                                                             --------           --------
Net income                                                     11,533             14,166
                                                             --------           --------
Pro forma adjustment to income tax provision                        -             (6,753)
                                                             ========           ========
Pro forma net income                                         $ 11,533           $  7,413
                                                             ========           ========
Earnings per share- diluted                                  $   0.23           $   0.15
                                                             ========           ========


Revenues. Total revenues increased $26.8 million, or 24.1%, to $138.3 million for the six months ended June 30, 2000, from $111.5 million for the six months ended June 30, 1999. Publishing revenues increased $14.8 million, or 20.2%, to $88.1 million for the six months ended June 30, 2000, from $73.3 million for the six months ended June 30, 1999. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising pages sold in Martha Stewart Living magazine, higher newsstand sales, as well as the publication of Martha Stewart Baby in March 2000. Television revenues increased $1.5 million, or 12.1%, to $14.3 million for the six months ended June 30, 2000 from $12.8 million for the six months ended June 30, 1999. The increase is due primarily to additional revenues associated with higher distribution of the second half hour of our daily program and revenues received from our cable program from Martha's Kitchen, partially offset by reduced advertising revenues from lower ratings during the six months ended June 30, 2000. Merchandising revenues increased $0.6 million, or 5.6%, to $12.2 million for the six months ended June 30, 2000, from $11.5 million for the six months ended June 30, 1999, primarily as a result of additional revenues received from our Martha Stewart Everyday Garden product line. Merchandising revenues increased 24.3% excluding $1.7 million in revenues received during the six months ended June 30, 1999 from an adjustment to revenues earned in prior years. Internet/Direct Commerce revenues increased $9.9 million, or 70.9%, to $23.7 million for the six months ended June 30, 2000, from $13.9 million for the three months ended June 30, 1999, due to increased merchandise sales resulting from higher catalog circulation, increased Internet traffic and increased advertising revenues.

Production, distribution and editorial. Production, distribution and editorial expenses increased $17.9 million, or 32.8%, to $72.6 million for the six months ended June 30, 2000, from $54.7 million for the six months ended June 30, 1999. Internet/Direct Commerce costs increased $13.6 million due to an increase in cost of goods sold and fulfillment costs, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, costs increased due to increased investment in developing and maintaining our Internet site. Publishing segment costs increased $3.8 million reflecting increased costs for Martha Stewart Living magazine due primarily to an increase in the number of pages printed per issue and additional costs associated with the publication of Martha

Stewart Baby. Television costs increased $0.5 million, primarily as a result of higher distribution costs associated with revenues received from the second half-hour of our syndicated daily program and the effect of the contract relating to from Martha's Kitchen on amortization of production costs during the three months ended June 30, 1999.

Selling and promotion. Selling and promotion expenses increased $2.5 million, or 12.7%, to $22.5 million for the six months ended June 30, 2000, from $20.0 million for the six months ended June 30, 1999. Publishing segment costs increased $1.2 million resulting from higher advertising and circulation costs incurred to support higher publishing segment revenues. Internet/Direct Commerce segment costs increased $1.3 million resulting from higher costs associated with higher revenues.

General and administrative. General and administrative expenses increased $2.2 million, or 12.0%, to $20.8 million for the six months ended June 30, 2000, from $18.6 million for the six months ended June 30, 1999. The higher expenses have been incurred as a result of higher occupancy costs needed to support growth in headcount.

Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 62.4% to $4.4 million for the six months ended June 30, 2000, from $2.7 million for the six months ended June 30, 1999. The increase is attributable to higher levels of property and equipment.

Interest income (expenses), net. Interest income (expenses), net was $2.7 million for the six months ended June 30, 2000, compared to interest expense of $0.6 million for the six months ended June 30, 1999. Interest income for the three months ended June 30, 2000 resulted from higher cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the six months ended June 30, 1999, we had outstanding long term debt which resulted in interest expense in that period. Such long term debt was fully repaid in July 1999.

Income tax provision. Income tax provision for the six months ended June 30, 2000 was $9.1 million, representing a 44% effective income tax rate. Income tax provision during the six months ended June 30, 1999 was $0.7 million. During the six months ended June 30, 1999, we operated as a limited liability company and were therefore not subject to Federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a "C" corporation and accordingly our earnings are subject to income taxes from that date forward. The pro forma adjustment to income tax provision of $6.8 million reflects the additional taxes that would have been provided had we been a "C" corporation during that time. The effective income tax rate during the six months ended June 30, 2000 was lower than the pro forma effective income tax rate for the six months ended June 30, 1999 due primarily to tax exempt interest earned during the 2000 period.

Net income. Net income was $11.5 million for the six months ended June 30, 2000, compared to pro forma net income of $7.4 million for the six months ended June 30, 1999, as a result of the above mentioned factors.

Earnings per share. Earnings per share- diluted were $0.23 per share for the six months ended June 30, 2000. Earnings per share-diluted for the six months ended June 30, 1999 of $ 0.15 has been computed on a pro forma basis assuming we had been a "C" corporation at January 1, 1999 and the shares issued in connection with our initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in MSO were outstanding as of January 1, 1999, in order to better reflect comparability between periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $115.9 million at June 30, 2000, compared to $154.7 million at December 31, 1999.

Cash flows from operating activities were $13.1 million during the six months ended June 30, 2000 compared to $13.0 during the six months ended June 30, 1999, resulting primarily from net income for the period.

Cash flows used in investing activities were $19.5 million for the six months ended June 30, 2000, reflecting a $13.3 million equity investment in BlueLight.com, an e-commerce company, and $6.2 million in capital expenditures for property and equipment. Cash flows used in investing activities were $1.3 million during the six months ended June 30, 1999, representing capital expenditures for property and equipment. We expect capital expenditures to approximate $25 million in 2000, as we expand our facilities to provide for future growth and continue to invest in our technology infrastructure.

Cash flows used in financing activities for the six months ended June 30, 2000 were $32.5 million. In March 2000, we repurchased 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc. Cash used in financing activities was $14.1 million during the six months ended June 30, 1999, representing the repayment of $27.7 million of outstanding long term debt payable to Time Publishing Ventures, Inc. with the proceeds received from a $15 million term loan from Bank of America and existing cash balances.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of June 30, 2000, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine will be published eleven times in 2000: three issues in each of the first, second and fourth quarters and two issues in the third quarter. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, we periodically publish special interest publications. Furthermore, the number of advertising pages per issue tends to be higher in issues published in the fourth quarter. Revenue and income from operations for the television segment tend to be higher in the fourth quarter due to generally higher ratings and the broadcast of prime time television specials. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonal nature of certain products.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2000 Annual Meeting of Stockholders on May 11, 2000.

(c) The following matters were acted upon at the meeting with the following results:

        (1) Election of directors to hold office until our next annual meeting. The vote on this matter was as follows:

                                                                                  BROKER
                                         FOR             VOTE WITHHELD           NON-VOTES
                                   --------------       ----------------      --------------
            Charlotte L. Beers       353,984,212             68,363                  0
            L. John Doerr            353,982,993             69,582                  0
            Sharon Patrick           353,982,093             70,482                  0
            Naomi O. Seligman        353,982,798             69,777                  0
            Martha Stewart           353,984,714             67,861                  0


        (2) The Second Amendment to the Martha Stewart Living Omnimedia, Inc. 1999 Stock Incentive Plan to increase the shares authorized for grant under the plan from 7,300,000 to 10,000,000. The vote on this matter was as follows:

                                                                              BROKER
                FOR                AGAINST              ABSTAIN              NON-VOTES
            ------------      ----------------       --------------        -------------
            348,855,416           1,189,881              49,781              3,957,497


ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; the resolution of issues concerning commercial activities via the Internet, including security, privacy, reliability, cost, ease of use and access and sales taxes; changes in government regulations affecting our industries; and unexpected changes in interest rates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as part of this report:


         EXHIBIT
          NUMBER                EXHIBIT TITLE
          ------                -------------
          10.2.2 Second Amendment to the Martha Stewart Living Omnimedia, Inc. 1999 Stock Incentive Plan, dated as of May 11, 2000

           27.1       Financial Data Schedule for the Six Months Ended June
                      30, 2000.


(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MARTHA STEWART LIVING OMNIMEDIA, INC.



Date: August 10, 2000        By:    /s/ Helen Murphy
                                    ---------------------------

                             Name:  Helen Murphy
                             Title: Chief Financial and Administrative Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER                      EXHIBIT TITLE
 ------                      -------------

 10.2.2 Second Amendment to the Martha Stewart Living Omnimedia, Inc. 1999 Stock Incentive Plan, dated as of May 11, 2000

  27.1           Financial Data Schedule for the Six Months Ended June
                 30, 2000.