Form 10-Q
period 2000-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2000-11-14
CIK 1091801

                        SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000


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

                         YES [X]                  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
                       Class                           November 10, 2000
              Class A, $0.01 par value                        14,356,848
              Class B, $0.01 par value                        34,126,831
                                                       -----------------
              Total                                           48,483,679
                                                       =================

                      Martha Stewart Living Omnimedia, Inc.


                               Index to Form 10-Q


                                                                                 Page
                                                                                 ----
Part I.    Financial information


           Item 1.   Financial Statements                                          2

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                   10

Part II.   Other Information


           Item 5.   Other Information                                            16


           Item 6.   Exhibits and Reports on Form 8-K                             16


           Signatures                                                             17


           Index to Exhibits                                                      18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                                       September 30,      December 31,
                                                                            2000              1999
                                                                       -------------      ------------
                                                                        (unaudited)
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                          $     118,876      $    154,749
    Accounts receivable, net                                                  41,596            41,683
    Inventories                                                               13,131             6,163
    Deferred television production costs                                       3,782             2,543
    Other current assets                                                       5,113             4,757
                                                                       -------------     -------------
                        Total current assets                                 182,498           209,895
                                                                       -------------     -------------
PROPERTY, PLANT AND EQUIPMENT, net                                            27,772            18,709
                                                                       -------------     -------------
INTANGIBLE ASSETS, net                                                        47,945            50,157
                                                                       -------------     -------------
OTHER ASSETS                                                                  17,253             3,010
                                                                       -------------     -------------
                        Total assets                                   $     275,468     $     281,771
                                                                       =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                           $      49,878     $      40,934
    Current portion of deferred subscription income                           29,851            26,938
                                                                       -------------     -------------
                        Total current liabilities                             79,729            67,872
                                                                       -------------     -------------
DEFERRED SUBSCRIPTION INCOME                                                   6,553             8,047
                                                                       -------------     -------------
OTHER NONCURRENT LIABILITIES                                                   6,249             6,450
                                                                       -------------     -------------
                        Total liabilities                                     92,531            82,369
                                                                       -------------     -------------

SHAREHOLDERS' EQUITY
    Class A common stock, $.01 par value, 350,000 shares
        authorized; 14,352 and 15,484 shares outstanding
        in 2000 and 1999, respectively                                           144               155
    Class B common stock, $.01 par value, 150,000 shares
        authorized; 34,127 outstanding in 2000 and 1999                          341               341
    Capital in excess of par value                                           161,274           193,081
    Retained earnings                                                         21,178             5,825
                                                                       -------------     -------------
                        Total shareholders' equity                           182,937           199,402
                                                                       -------------     -------------
               Total liabilities and shareholders' equity              $     275,468     $     281,771
                                                                       =============     =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)


                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                --------------------------     -------------------------
                                                   2000            1999           2000           1999
                                                -----------     ----------     ----------     ----------
Revenues
   Publishing                                   $    38,546     $   31,654     $  126,647     $  104,968
   Television                                         7,112          6,418         21,445         19,205
   Merchandising                                      6,757          4,789         18,915         16,298
   Internet/Direct Commerce                           9,474          6,977         33,221         20,869
                                                -----------     ----------     ----------     ----------

       Total revenues                                61,889         49,838        200,228        161,340
                                                -----------     ----------     ----------     ----------

Operating costs and expenses
   Production, distribution and editorial            34,396         28,084        107,040         82,794
   Selling and promotion                              9,689          7,547         32,226         27,541
   General and administrative                        10,279          8,533         31,111         27,134
   Depreciation and amortization                      2,325          1,761          6,761          4,493
                                                -----------     ----------     ----------     ----------

       Total operating costs and expenses            56,689         45,925        177,138        141,962
                                                -----------     ----------     ----------     ----------

Income from operations                                5,200          3,913         23,090         19,378

   Interest income (expense), net                     1,388           (201)         4,086           (798)
                                                -----------     ----------     ----------     ----------
Income before income taxes                            6,588          3,712         27,176         18,580

   Income tax provision                               2,768            238         11,823            940
                                                -----------     ----------     ----------     ----------

Net income                                      $     3,820     $    3,474     $   15,353     $   17,640
                                                ===========     ==========     ==========     ==========

Earnings per share
 Basic                                          $      0.08                    $     0.31
                                                ===========                    ==========
 Diluted                                        $      0.08     (See Note)     $     0.31     (See Note)
                                                ===========                    ==========


Note

Reference is made to Note 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information about earnings per share data. On a basis comparable to the three and nine months ended September 30, 2000, basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 would have been $ 0.04 and $ 0.19, respectively.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2000
                            (unaudited, in thousands)



                                               Class A                   Class B
                                             common stock              common stock
                                        -----------------------   -----------------------
                                                                                            Capital in
                                                                                             excess of      Retained
                                          Shares       Amount       Shares       Amount      par value      earnings       Total
                                        ----------   ----------   ----------   ----------   -----------   ------------   ---------
Balance at January 1, 2000                  15,484        $ 155       34,127        $ 341     $ 193,081       $  5,825   $ 199,402

Net income for the period                        -            -            -            -             -         15,353      15,353

Repurchase of shares                        (1,366)         (14)           -            -       (32,492)             -     (32,506)

Issuance of shares for stock option
  exercises                                    234            3            -            -           685                        688
                                        ----------   ----------   ----------   ----------   -----------   ------------   ---------
Balance at September 30, 2000               14,352        $ 144       34,127        $ 341     $ 161,274       $ 21,178   $ 182,937
                                        ==========   ==========   ==========   ==========   ===========   ============   =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------
Cash flows from operating activities
    Net income                                                          $     15,353     $     17,640
    Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation and amortization                                          6,761            4,493
        Changes in operating assets and liabilities                              706           (7,341)
                                                                        ------------     ------------

           Net cash provided by operating activities                          22,820           14,792
                                                                        ------------     ------------

Cash flows from investing activities
        Equity investment                                                    (13,297)               -
        Capital expenditures                                                 (13,578)          (1,596)
                                                                        ------------     ------------

           Net cash used in investing activities                             (26,875)          (1,596)
                                                                        ------------     ------------

Cash flows from financing activities
        Repurchase of common stock                                           (32,506)               -
        Proceeds received from stock option exercises                            688                -
        Issuance of equity                                                         -           25,000
        Principal repayment of long term debt                                      -          (27,650)
        Distributions to members                                                   -           (3,240)
                                                                        ------------     ------------

           Net cash used in financing activities                             (31,818)          (5,890)
                                                                        ------------     ------------

           Net increase (decrease) in cash                                   (35,873)           7,306

Cash and cash equivalents, beginning of period                               154,749           24,578
                                                                        ------------     ------------

Cash and cash equivalents, end of period                                $    118,876     $     31,884
                                                                        ============     ============



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

1.   Accounting policies

     a. General

     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 1999.

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

     d. Income taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.   Inventories

     The components of inventories are as follows:


                                             September 30,     December 31,
                                                 2000              1999
                                             -------------     ------------
          Paper                                  $   7,415         $  3,465

          Catalog merchandise                        5,716            2,698
                                             -------------     ------------

                                                 $  13,131         $  6,163
                                             =============     ============

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

     The computations of basic and diluted earnings per share for the three months and nine months ended September 30, 2000 are set forth below:

                                                               Three months          Nine months
                                                                   ended                ended
                                                               September 30,        September 30,
                                                                   2000                 2000
                                                               -------------        -------------
    Numerator for basic and diluted earnings per share-
       net income available to common shareholders                 $   3,820            $  15,353
                                                               -------------        -------------

    Denominator for basic earnings per share- weighted
       average number of common shares outstanding                    48,365               48,752
    Effect of dilutive securities- dilutive potential
       common shares                                                   2,376                1,576
                                                               -------------        -------------
    Denominator for diluted earnings per share-
       weighted average number of common shares and
       dilutive potential common shares                               50,741               50,328
                                                               -------------        -------------

    Basic earnings per share                                       $    0.08            $    0.31
                                                               -------------        -------------

    Diluted earnings per share                                     $    0.08            $    0.31
                                                               -------------        -------------

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


     The Company became a "C" corporation on October 22, 1999. Prior thereto, it operated as a limited liability company. Historical earnings per share have not been presented for the three and nine month periods ended September 30, 1999, since prior to becoming a "C" corporation the Company had LLC interests outstanding and no common shares outstanding. Furthermore, historical earnings do not reflect income taxes that would have been charged had the Company been a "C" corporation. The pro forma adjustment to income tax provision below reflects the income taxes that would have been recorded had the Company been a "C" corporation at January 1, 1999. Pro forma weighted average common shares outstanding reflects the average shares that would have been outstanding had the conversion to a "C" corporation been done as of January 1, 1999.

     Adjusted pro forma basic and diluted earnings per share for the three months and nine months ended September 30, 1999 are calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Company's initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in the Company were outstanding as of January 1, 1999 in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share. There was no dilution from common stock equivalents outstanding during such periods.

     The computations of pro forma and adjusted pro forma basic and diluted earnings per share for the three months and nine months ended September 30, 1999 are set forth below:


                                                                   Three months          Nine months
                                                                       ended                ended
                                                                   September 30,        September 30,
                                                                       1999                  1999
                                                                   -------------        -------------
     Net income                                                         $  3,474            $  17,640

     Pro forma adjustment to income tax provision                         (1,597)              (8,350)
                                                                   -------------        -------------

     Pro forma net income                                               $  1,877            $   9,290
                                                                   =============        =============

     Pro forma earnings per share- basic and diluted                    $   0.05            $    0.23
                                                                   -------------        -------------
     Pro forma weighted average common shares
        outstanding                                                       40,619               39,657
                                                                   -------------        -------------
     Adjusted pro forma earnings per share- basic and
        diluted                                                         $   0.04            $    0.19
                                                                   -------------        -------------
     Adjusted pro forma weighted average common
        shares outstanding                                                49,583               49,583
                                                                   -------------        -------------


4.   Industry segments

     The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets, weekly segments on CBS's The Early Show broadcast, as well as periodic prime time specials. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog and the website marthastewart.com.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


     Revenues for each segment are presented in the condensed consolidated income statements. Income from operations for each segment were as follows:

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             2000             1999             2000             1999
                                         ------------     ------------     ------------     ------------
     Publishing                              $ 13,132         $ 10,432         $ 46,902         $ 34,525
     Television                                   663              198            3,311            1,956
     Merchandising                              6,701            4,686           18,753           16,117
     Internet/Direct Commerce                  (5,680)          (3,626)         (17,091)          (7,708)
                                         ------------     ------------     ------------     ------------

     Total before corporate charges            14,816           11,690           51,875           44,890

     Corporate                                 (9,616)          (7,777)         (28,785)         (25,512)
                                         ------------     ------------     ------------     ------------

     Income from operations                  $  5,200         $  3,913         $ 23,090         $ 19,378
                                         ============     ============     ============     ============


5.   Equity Transactions

     In March 2000, the Company repurchased 1.366 million shares of Class A common stock from Time Publishing Ventures, Inc. at a purchase price of $23.79 per share for a total consideration of $32.5 million. Concurrently, Time's put and call rights relating to its remaining equity terminated. The shares were retired upon repurchase.

6.   Other Assets

     Included in other assets at September 30, 2000 is a minority equity investment of $13.3 million in BlueLight.com, an e-commerce company. The investment is carried at cost.

7.   Supplemental Cash Flow Information

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             2000             1999             2000             1999
                                         ------------     ------------     ------------     ------------
     Cash paid for interest                   $   145          $   434          $   508         $  2,463

     Cash paid for income taxes                 1,891              198            8,961              683

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC ("MSLO"), the legal entity that prior to October 22, 1999 operated the business we now operate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                             Three Months Ended
                                                                September 30,
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
                                                          (in thousands, except per
                                                                share amounts)
Revenues
    Publishing                                             $  38,546        $  31,654
    Television                                                 7,112            6,418
    Merchandising                                              6,757            4,789
    Internet/Direct Commerce                                   9,474            6,977
                                                        ------------     ------------
           Total revenues                                     61,889           49,838
                                                        ------------     ------------
Operating costs and expenses
    Production, distribution and editorial                    34,396           28,084
    Selling and promotion                                      9,689            7,547
    General and administrative                                10,279            8,533
    Depreciation and amortization                              2,325            1,761
                                                        ------------     ------------
           Total operating costs and expenses                 56,689           45,925
                                                        ------------     ------------
Income from operations                                         5,200            3,913
                                                        ------------     ------------
Interest income (expense), net                                 1,388             (201)
                                                        ------------     ------------
Income before income taxes                                     6,588            3,712
                                                        ------------     ------------
Income tax provision                                           2,768              238
                                                        ------------     ------------
Net income                                                     3,820            3,474
                                                        ------------     ------------
Pro forma adjustment to income tax provision                       -           (1,597)
                                                        ------------     ------------
Pro forma net income                                       $   3,820        $   1,877
                                                        ============     ============
Earnings per share- diluted                                $    0.08
                                                        ============
Adjusted pro forma earnings per share- diluted                              $    0.04
                                                                         ============


Revenues. Total revenues increased $12.1 million, or 24.2%, to $61.9 million for the three months ended September 30, 2000, from $49.8 million for the three months ended September 30, 1999. Publishing revenues increased $6.9 million, or 21.8%, to $38.5 million for the three months ended September 30, 2000, from $31.7 million for the three months ended September 30, 1999. This increase was primarily due to an increase in advertising pages sold in, and increased newsstand sales of, Martha Stewart Living magazine, and revenues earned from the initial publication of Martha Stewart Holiday- Halloween 2000 in September 2000. Television revenues increased $0.7 million, or 10.8%, to $7.1 million for the three months ended September 30, 2000, from $6.4 million for the three months ended September 30, 1999. The increase is due primarily to additional revenues associated with higher distribution of the second half hour of our Martha Stewart Living program and revenues earned from our cable program, from Martha's Kitchen, which began broadcasting in September 1999, partially offset by reduced advertising revenues on the Martha Stewart Living program, due to lower ratings during the three months ended September 30, 2000. Merchandising revenues increased $2.0 million, or 41.1%, to $6.8 million for the three months ended September 30, 2000, from $4.8 million for the three months ended September 30, 1999, primarily as a result of revenues earned on purchases of initial inventory quantities of our Martha Stewart Everyday Kitchen product line. Internet/Direct Commerce revenues increased $2.5 million, or 35.8%, to $9.5 million for the three months ended September 30, 2000, from $7.0 million for the three months ended September

30, 1999, due to increased merchandise sales resulting from higher catalog circulation, greater product offerings, increased Internet traffic and increased advertising revenues.

Production, distribution and editorial. Production, distribution and editorial expenses increased $6.3 million, or 22.5%, to $34.4 million for the three months ended September 30, 2000, from $28.1 million for the three months ended September 30, 1999. Publishing segment costs increased $2.7 million reflecting increased costs for Martha Stewart Living magazine due primarily to an increase in the number of pages printed per issue and the publication of Martha Stewart Holiday- Halloween 2000 in the third quarter. Internet/Direct Commerce costs increased $3.3 million due to an increase in cost of goods sold and fulfillment costs, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, costs increased due to increased investment in developing and maintaining our Internet site. Television costs increased $0.3 million, primarily as a result of higher distribution costs associated with revenues received from the second half-hour of our syndicated daily program during the three months ended September 30, 2000.

Selling and promotion. Selling and promotion expenses increased $2.1 million, or 28.4% to $9.7 million for the three months ended September 30, 2000, from $7.5 million for the three months ended September 30, 1999. Publishing segment costs increased $1.5 million resulting from higher advertising and circulation costs incurred to support higher revenues, including revenues from the publication of Martha Stewart Holiday- Halloween 2000. Internet/Direct Commerce segment costs increased $0.6 million resulting from higher costs associated with higher revenues and increased promotion costs.

General and administrative. General and administrative expenses increased $1.7 million, or 20.5%, to $10.3 million for the three months ended September 30, 2000, from $8.5 million for the three months ended September 30, 1999. The higher expenses have been incurred primarily as a result of higher occupancy costs needed to support growth in headcount, as well as increased compensation costs and costs associated with our becoming a public company in October 1999.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 32.0% to $2.3 million for the three months ended September 30, 2000, from $1.8 million for the three months ended September 30, 1999. The increase is attributable to higher levels of property and equipment.

Interest income (expense), net. Interest income (expense), net was $1.4 million for the three months ended September 30, 2000, compared to interest expense of $0.2 million for the three months ended September 30, 1999. Interest income for the three months ended September 30, 2000 resulted from higher cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the three months ended September 30, 1999, we had outstanding long term debt which resulted in interest expense in that period. Such long term debt was fully repaid in July 1999.

Income tax provision. Income tax provision for the three months ended September 30, 2000 was $2.8 million, representing a 42% effective income tax rate. Income tax provision for the three months ended September 30, 1999 was $0.2 million. During the three months ended September 30, 1999, we operated as a limited liability company and were therefore not subject to Federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a "C" corporation and accordingly our earnings became subject to income taxes from that date forward. The pro forma adjustment to income tax provision of $1.6 million reflects the additional taxes that would have been incurred had we been a "C" corporation during that time. The effective income tax rate during the three months ended September 30, 2000 was lower than the pro forma effective income tax rate for the three months ended September 30, 1999 due primarily to tax exempt interest earned during the 2000 quarter.

Net income. Net income was $3.8 million for the three months ended September 30, 2000, compared to pro forma net income of $1.9 million for the three months ended September 30, 1999, as a result of the above mentioned factors.

Earnings per share. Earnings per share- diluted was $0.08 per share for the three months ended September 30, 2000. Adjusted pro forma earnings per share for the three months ended September 30, 1999 of $ 0.04 has been computed on a pro forma basis assuming we had been a "C" corporation at January 1, 1999, and the shares issued in connection with our initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in MSLO were outstanding as of January 1, 1999, in order to better reflect comparability between periods.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                             Nine Months Ended
                                                                September 30,
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
                                                          (in thousands, except per
                                                                share amounts)
Revenues
    Publishing                                            $  126,647       $  104,968
    Television                                                21,445           19,205
    Merchandising                                             18,915           16,298
    Internet/Direct Commerce                                  33,221           20,869
                                                        ------------     ------------
           Total revenues                                    200,228          161,340
                                                        ------------     ------------
Operating costs and expenses
    Production, distribution and editorial                   107,040           82,794
    Selling and promotion                                     32,226           27,541
    General and administrative                                31,111           27,134
    Depreciation and amortization                              6,761            4,493
                                                        ------------     ------------
           Total operating costs and expenses                177,138          141,962
                                                        ------------     ------------
Income from operations                                        23,090           19,378
                                                        ------------     ------------
Interest income (expense), net                                 4,086             (798)
                                                        ------------     ------------
Income before income taxes                                    27,176           18,580
                                                        ------------     ------------
Income tax provision                                          11,823              940
                                                        ------------     ------------
Net income                                                    15,353           17,640
                                                        ------------     ------------
Pro forma adjustment to income tax provision                       -           (8,350)
                                                        ------------     ------------
Pro forma net income                                      $   15,353       $    9,290
                                                        ============     ============
Earnings per share- diluted                               $     0.31
                                                        ============
Adjusted pro forma earnings per share- diluted                             $     0.19
                                                                         ============


Revenues. Total revenues increased $38.9 million, or 24.1%, to $200.2 million for the nine months ended September 30, 2000, from $161.3 million for the nine months ended September 30, 1999. Publishing revenues increased $21.7 million, or 20.7%, to $126.6 million for the nine months ended September 30, 2000, from $105.0 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in advertising pages sold in, and higher newsstand sales of, Martha Stewart Living magazine, as well as the publication of Martha Stewart Baby in March 2000 and the initial publication of Martha Stewart Holiday- Halloween 2000 in September 2000. Television revenues increased $2.2 million, or 11.7%, to $21.4 million for the nine months ended September 30, 2000, from $19.2 million for the nine months ended September 30, 1999. The increase is due primarily to additional revenues associated with higher distribution of the second half hour of our Martha Stewart Living program and revenues earned from our cable program from Martha's Kitchen, which began broadcasting in September 1999, partially offset by reduced advertising revenues on the Martha Stewart Living program due to lower ratings during the nine months ended September 30, 2000. Merchandising revenues increased $2.6 million, or 16.1%, to $18.9 million for the nine months ended September 30, 2000, from $16.3 million for the nine months ended September 30, 1999, primarily as a result of revenues earned on purchases of initial inventory quantities of our Martha Stewart Everyday Kitchen product line, as well as increased revenues earned from our Martha Stewart Everyday Garden product line, which had its full product rollout in Spring 2000. Merchandising revenues increased 29.8% excluding $1.7 million in revenues earned during the nine months ended September 30, 1999 from an adjustment to revenues earned in prior years. Internet/Direct Commerce revenues increased $12.4 million, or 59.2%, to $33.2 million for the nine months ended September 30, 2000, from $20.9 million for the three months ended September 30, 1999, due to increased merchandise sales resulting from higher catalog circulation, greater product offerings, increased Internet traffic and increased advertising revenues.

Production, distribution and editorial. Production, distribution and editorial expenses increased $24.2 million, or 29.3%, to $107.0 million for the nine months ended September 30, 2000, from $82.8 million for the nine months ended September 30, 1999. Internet/Direct Commerce costs increased $16.9 million due to an increase in cost of goods sold and fulfillment costs, each as a result of higher revenues, as well as increased catalog production and distribution costs resulting from higher catalog circulation. In addition, costs increased due to our continued investment in developing and maintaining our Internet site. Publishing segment costs increased $6.6 million reflecting increased costs for Martha Stewart Living magazine due primarily to an increase in the number of pages printed per issue and additional costs associated with the publication of Martha Stewart Baby and Martha Stewart Holiday- Halloween 2000. Television costs increased $0.7 million, primarily as a result of higher distribution costs associated with revenues received from the second half-hour of our Martha Stewart Living program and the effect of the contract relating to from Martha's Kitchen, resulting in decreased amortization of production costs during the nine months ended September 30, 1999.

Selling and promotion. Selling and promotion expenses increased $4.7 million, or 17.0%, to $32.2 million for the nine months ended September 30, 2000, from $27.5 million for the nine months ended September 30, 1999. Publishing segment costs increased $2.7 million resulting from circulation costs incurred to support higher circulation revenues, including revenues from the publication of Martha Stewart Holiday- Halloween 2000 and Martha Stewart Baby. Internet/Direct Commerce segment costs increased $2.0 million resulting from higher costs associated with higher revenues and increased promotion spending.

General and administrative. General and administrative expenses increased $4.0 million, or 14.7%, to $31.1 million for the nine months ended September 30, 2000, from $27.1 million for the nine months ended September 30, 1999. The higher expenses have been incurred primarily as a result of higher occupancy costs needed to support growth in headcount, as well as increased compensation costs and costs associated with our becoming a public company in October 1999.

Depreciation and amortization. Depreciation and amortization increased $2.3 million, or 50.5% to $6.8 million for the nine months ended September 30, 2000, from $4.5 million for the nine months ended September 30, 1999. The increase is attributable to higher levels of property and equipment.

Interest income (expense), net. Interest income (expense), net was $4.1 million for the nine months ended September 30, 2000, compared to interest expense of $0.8 million for the nine months ended September 30, 1999. Interest income for the nine months ended September 30, 2000 resulted from higher cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the nine months ended September 30, 1999, we had outstanding long term debt which resulted in interest expense in that period. Such long-term debt was fully repaid in July 1999.

Income tax provision. Income tax provision for the nine months ended September 30, 2000 was $11.8 million, representing a 43.5% effective income tax rate. Income tax provision during the nine months ended September 30, 1999 was $0.9 million. During the nine months ended September 30, 1999, we operated as a limited liability company and were therefore not subject to Federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a "C" corporation and accordingly our earnings became subject to income taxes from that date forward. The pro forma adjustment to income tax provision of $8.4 million reflects the additional taxes that would have been provided had we been a "C" corporation during that time. The effective income tax rate during the nine months ended September 30, 2000 was lower than the pro forma effective income tax rate for the nine months ended September 30, 1999 due primarily to tax exempt interest earned during the 2000 period.

Net income. Net income was $15.4 million for the nine months ended September 30, 2000, compared to pro forma net income of $9.3 million for the nine months ended September 30, 1999, as a result of the above mentioned factors.

Earnings per share. Earnings per share-diluted were $0.31 per share for the nine months ended September 30, 2000. Earnings per share-diluted for the nine months ended September 30, 1999 of $ 0.19 has been computed on a pro forma basis assuming we had been a "C" corporation at January 1, 1999 and the shares issued in connection with our initial public offering and the July 27, 1999 investment by Kleiner Perkins Caufield & Byers in MSLO were outstanding as of January 1, 1999, in order to better reflect comparability between periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $118.9 million at September 30, 2000, compared to $154.7 million at December 31, 1999.

Cash flows from operating activities were $22.8 million during the nine months ended September 30, 2000 compared to $14.8 million during the nine months ended September 30, 1999, resulting primarily from net income for the period.

Cash flows used in investing activities were $26.9 million for the nine months ended September 30, 2000, reflecting a $13.3 million equity investment in BlueLight.com, an e-commerce company, and $13.6 million in capital expenditures for property and equipment. Cash flows used in investing activities were $1.6 million during the nine months ended September 30, 1999, representing capital expenditures for property and equipment. We expect capital expenditures to approximate $25 million in 2000, as we expand our facilities to provide for future growth and continue to invest in our technology infrastructure. We expect capital expenditures to decline to approximately $10-$12 million in 2001.

Cash flows used in financing activities for the nine months ended September 30, 2000 were $31.8 million. In March 2000, we repurchased 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc. Cash used in financing activities was $5.9 million during the nine months ended September 30, 1999, representing the repayment of $27.7 million of outstanding long-term debt payable to Time Publishing Ventures, Inc. with the proceeds received from a $15 million term loan from Bank of America and existing cash balances. The amount outstanding under the loan was repaid in July 1999 with the net proceeds of $25.0 million received from Kleiner Perkins Caufield & Byers, a venture capital firm, for a 5% equity investment in MSLO.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of September 30, 2000, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine will be published eleven times in 2000: three issues in each of the first, second and fourth quarters and two issues in the third quarter. In 2001, Martha Stewart Living magazine will be published twelve times. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, we periodically publish special interest publications, such as Martha Stewart Baby and Martha Stewart Holiday. Furthermore, the number of advertising pages per issue tends to be higher in issues published in the fourth quarter. Revenue and income from operations for the television segment tend to be higher in the fourth quarter due to generally higher ratings and the broadcast of prime time television specials. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonal nature of certain products.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as part of this report:


                     EXHIBIT
                     NUMBER                  EXHIBIT TITLE
                     ------                  -------------


                       27.1 Financial Data Schedule for the Nine Months Ended September 30, 2000.


(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MARTHA STEWART LIVING OMNIMEDIA, INC.



Date: November 13, 2000         By:               /s/ Helen Murphy
                                     -------------------------------------------

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


                       27.1 Financial Data Schedule for the Nine Months Ended September 30, 2000.