Form 10-K405
period 2000-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2001-03-30
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

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

The Aggregate Market Value of Voting Stock Held by Non-Affiliates of the Registrant as of March 21, 2001: $222,605,841

               NUMBER OF SHARES OUTSTANDING AS OF MARCH 21, 2001:
                    14,669,420 SHARES OF CLASS A COMMON STOCK
                    33,888,375 SHARES OF CLASS B COMMON STOCK

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Its Annual Meeting of Stockholders Presently Scheduled for May 2, 2001 Are Incorporated by Reference into Part III of this Report.

================================================================================

                                TABLE OF CONTENTS

       Item 1.   Business..................................................................       3

       Item 2.   Properties................................................................      11

       Item 3.   Legal Proceedings.........................................................      11

       Item 4.   Submission of Matters to a Vote of Security Holders.......................      11

       Item 5.   Markets for Registrant's Common Equity and Related Stockholder Matters....      12

       Item 6.   Selected Financial Data...................................................      12

       Item 7.   Management's Discussion and Analysis of Financial Condition and Results of      12
       Operations..........................................................................

       Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.................      12

       Item 8.   Financial Statements and Supplementary Data...............................      12

       Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial       12
       Disclosure..........................................................................

       Item 10.  Directors and Executive Officers of the Registrant........................      12

       Item 11.  Executive Compensation....................................................      13

       Item 12.  Security Ownership of Certain Beneficial Owners and Management............      13

       Item 13.  Certain Relationships and Related Transactions............................      13

       Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      13

       Signature Page......................................................................      15

       Index to Consolidated Financial Statements,
       Financial Statement Schedules and Other Financial Information.......................     F-1

       Selected Financial Data.............................................................     F-2

       Management's Discussion and Analysis
       of Financial Condition and Results of Operations....................................     F-3

       Report of Independent Public Accountants............................................     F-7

       Consolidated Balance Sheets at December 31, 2000 and 1999...........................     F-9

       Consolidated Statements of Income for each
       of the three years ended December 31, 2000..........................................     F-8

       Consolidated Statements of Shareholders'
       Equity for each of the three years ended December 31, 2000..........................    F-10

       Consolidated Statements of Cash Flows
       for each of the three years ended December 31, 2000.................................    F-11

       Notes to Consolidated Financial Statements..........................................    F-12

       Financial Statement Schedule:  II-Valuation and Qualifying Accounts for each of
       the three years ended December 31, 2000.............................................    F-25

    In this Annual Report on Form 10-K, the terms "we," "us," "our," "MSO" and the "Company" refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC ("MSLO LLC"), the legal entity that prior to October 22, 1999, operated the businesses we now operate, and their respective subsidiaries.

    We have included in this Annual Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting our industries; and the receptivity of consumers to our new product introductions.


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    We are an integrated content and commerce company that creates "how-to" content and related merchandise for homemakers and other consumers. Our products bear the well-known "Martha Stewart" brand name, which we leverage across a broad range of media and retail outlets. We primarily focus on the domestic arts, providing consumers with the how-to ideas, information, merchandise and other resources they need to raise the quality of living in and around their homes. The content and merchandise we create span eight core areas:

-   Home: decorating, collecting, and renovating.

- Cooking & Entertaining: recipes, techniques, and indoor and outdoor entertaining.

-   Gardening: planting, landscape design, and outdoor living.

- Crafts: how-to projects and similar family activities and an appreciation of the natural world.

-   Holidays: celebrating special days and special occasions.

- Keeping: homekeeping, organizing, petkeeping, clotheskeeping, restoring, and other types of domestic maintenance.

-   Weddings: all aspects of planning and celebrating a wedding.

- Baby & Kids: cooking, decorating, crafts, and other projects and celebrations surrounding infants and children.


    Our company comprises four business segments -- Publishing, Television, Merchandising and Internet/Direct Commerce -- through which content and merchandise relating to our eight core content areas are created and distributed to consumers. Many of our creative and business personnel contribute across all four segments. This allows us to form creative teams dedicated to a particular content area that can provide their expertise across all our business segments, creating brand consistency and efficiencies of scale as the same research and ideas can be exploited in magazines, television, books, merchandise and on the Internet for only incremental production costs. Additionally, this allows groups like our advertising sales and marketing staff to sell and cross-promote across all our media properties, permitting advertisers to associate with an entire brand rather than a particular product. As of March 21, 2001, we had approximately 585 employees. In each of 1998, 1999 and 2000, less than five percent of our revenues was derived from customers outside the United States.

HISTORY

    Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc., a subsidiary of Time Inc. ("TPV"), launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In December 1996, Ms. Stewart contributed all her businesses which were not conducted through TPV to MSLO LLC, a newly formed entity, and certain minority investors, including Sharon Patrick, our President and COO, contributed cash to MSLO LLC, each in exchange for MSLO LLC equity. In February 1997, TPV contributed all of its assets primarily relating to its Martha Stewart-related businesses to MSLO LLC in exchange for a $30 million note (the "TPV Note"), a 6.27% equity interest in MSLO LLC, and certain contractual management and other rights incident to that interest (the "TPV Rights"). Additionally, affiliates of TPV entered into various agreements with MSLO LLC pursuant to which such affiliates perform newsstand distribution services for our magazines, fulfillment services for our magazines and direct commerce business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us.

DEVELOPMENTS

    On March 30, 1999, we satisfied all our obligations under the TPV note with cash on hand and borrowings under a term loan. In July 1999, we sold a five percent equity interest in MSLO LLC, together with a warrant, to an affiliate of Kleiner Perkins Caufield & Byers ("KPCB"), the venture capital firm, in exchange for $25 million. We used a portion of the proceeds from this transaction to repay our term loan in full. Under the terms of the warrant, KPCB could, upon a payment to us of an additional $21 million, receive 15% of any publicly issued stock that is intended to primarily reflect the performance of our Internet/Direct Commerce segment or 15% of the consideration we receive from a business combination relating to, or a sale of, the businesses comprising our Internet/Direct Commerce segment.

    On October 22, 1999, MSLO LLC merged into MSO, then a wholly-owned subsidiary of MSLO LLC. In the merger, Ms. Stewart received 34,126,831 shares of our Class B Common Stock, and MSLO LLC's other members received, in the aggregate, 6,176,561 shares of our Class A Common Stock. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to ten votes. Each share of Class B Common Stock is convertible at the owner's option one-for-one into shares of Class A Common Stock. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting discounts, commissions and expenses, of $132.3 million.

    On October 19, 1999, we offered to call TPV's entire equity interest in us pursuant to the terms of MSLO LLC's operating agreement for approximately $42 million. Under the operating agreement, upon our purchase of TPV's interest or TPV's rejection of our offer, the TPV Rights would terminate. On February 18, 2000, we entered into an agreement pursuant to which we purchased 1,366,000 shares of our Class A Common Stock from TPV (approximately 52% of TPV's total equity interest in us), for $23.79 per share, or an aggregate $32.5 million. Upon our entering into this agreement, the TPV Rights terminated. As part of this agreement, TPV agreed to extend certain of the agreements we had with TPV's affiliates described above, to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations. Our purchase of TPV's 1,366,000 shares of Class A Common Stock was completed on March 31, 2000. The shares were retired upon repurchase.

BUSINESS SEGMENTS

    Our four business segments are described below. Additional financial information relating to these segments may be found in Note 13 to our Consolidated Financial Statements on page F-22 of this Report.

PUBLISHING

    Our Publishing segment currently consists of two regularly published magazines, Martha Stewart Living and Martha Stewart Weddings, special interest publications, books, the syndicated askMartha radio program and newspaper column, and music and sound compilation CDs.

MAGAZINES

    We regularly publish two magazines, Martha Stewart Living and Martha Stewart Weddings. Martha Stewart Living appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence, and Martha Stewart Weddings appeals to a younger but similarly well-educated demographic. We also publish periodic special interest publications. In 2000, advertising and circulation revenues represented approximately 60% and 40%, respectively, of our Publishing segment revenues.

    Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. In 2000 we increased the frequency from ten to eleven times per year and will publish the magazine twelve times a year in 2001. Starting with the February 2001 issue, we have guaranteed our advertisers a minimum circulation of 2.15 million, up from 2.1 million in 2000. In the event actual circulation for an issue were to fall below the guaranteed circulation, advertisers in that issue would be entitled to a credit for the proportionate share of the circulation shortfall. However, since the launch of the magazine, no shortfall in guaranteed circulation has occurred. Advertising pages, as reported to Publisher's Information Bureau, were 1,823 pages in 2000.

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

    Revenues generated by Martha Stewart Living magazine constituted a significant majority of the segment's revenues.

    Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994 as an annual publication, and extended it to a semi-annual publication in 1997. In 1999, Martha Stewart Weddings became a quarterly publication, and had a newsstand distribution of approximately 650,000 per issue. Martha Stewart Weddings targets the upscale bride and has the same fundamental goal as Martha Stewart Living -- to provide its readers with editorial content of the greatest informational and aesthetic quality. Additionally, Martha Stewart Weddings serves as an important vehicle for introducing young women to our brands.

    Special Interest Publications. In 1998, we published our first special interest publication, Clotheskeeping, which had a distribution of approximately 750,000. Our 1999 special interest publication, Entertaining, had a distribution of approximately 1 million copies. In March 2000, we published our third special interest publication, Martha Stewart Baby, with a distribution of 1.3 million copies, followed by the second Martha Stewart Baby issue in October 2000. In September 2000, we also published our first Holiday-themed special interest publication, Halloween. In 2001, we intend to publish four special interest publications consisting of content from our Baby and Kids core content area, one Holiday-themed special interest publication and one special interest publication focusing on technology. The purpose of these issues is to provide in-depth advice and ideas around a particular topic contained in our core content areas, allowing us to draw upon our brand name to further promote our expertise in our core content areas. Additionally, we use this format to explore additional content areas, as we did with Martha Stewart Baby.

    Magazine Production, Distribution and Fulfillment. We print our magazines under long-term printing agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of TPV under a long-term agreement that expires with the December 2007 issue of Martha Stewart Living, but which we have the right to cancel effective after the December 2001, and December 2004, issues. Our subscription fulfillment services are provided by another affiliate of TPV under a long-term agreement that expires in 2002, and is renewable for two additional three-year periods at our option.

BOOKS

    We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. We have typically created three Martha Stewart Living books each year and plan to create four such books in 2001. These books consist of a mixture of content previously published in our magazines and original material. The hardcover versions of each of these titles are sold through direct marketing methods to consumers, including Martha Stewart Living readers and regular craft and cookbook buyers, and paperback editions are sold at retail book stores. We also produce two continuity card programs, Good Things and Crafts & Keepsakes, which consist of periodic card mailings of individual crafts and homekeeping ideas that our subscribers compile in loose-leaf binders. The publication of these books and the continuity cards is done by Oxmoor House, Inc., an affiliate of TPV, which also handles their distribution through direct marketing and some retail channels. The Martha Stewart Living books are also distributed through other retail channels by Clarkson N. Potter, a division of Random House, a subsidiary of Bertelsmann AG, under various agreements.

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

    Our current book library comprises 34 titles. Of these books, 20 are Martha Stewart Living books, and 14 are Martha Stewart-authored books. We own the copyrights to all these books.

THE ASKMARTHA NEWSPAPER COLUMN AND RADIO PROGRAM

    Newspaper Column. Our newspaper presence began in 1995 with askMartha, a weekly syndicated newspaper column that answers specific questions relating to our core content areas. The column generally appears as a one-quarter to one-half page layout that includes at least one high-quality photograph and provides a complementary forum to our longer magazine pieces and television segments. In 1999, we launched a companion column entitled askMartha Weddings, which appears in the wedding announcement section of newspapers. Both columns are syndicated through The New York Times Syndication Sales Corporation. Since 1995, when the askMartha column appeared in 57 U.S. newspapers, our newspaper presence has grown to approximately 240 U.S. and Canadian newspapers.

    While the revenues generated by the two columns are small, the newspapers carrying the column reach approximately 40 million readers each week, and the columns generally include a reference to our internet site or to our products or other publications, promoting product and brand awareness.

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

COMPILATION ALBUMS

    In July 2000, we entered into an agreement with Rhino Entertainment Company to jointly produce and distribute a series of music and sound compilation albums related to our editorial content. The first two compilations relate to our Entertaining and Holiday content. Martha Stewart Living's Spooky Scary Sounds for Halloween, a collection of sound effects for use at Halloween parties and for neighborhood trick-or-treaters, was released in September 2000, followed by Martha Stewart Living: Home for the Holidays, a compilation of traditional and contemporary holiday music.

COMPETITION

    Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial content and editorial and aesthetic quality. Competition for advertising dollars in magazine operations is primarily based on advertising rates, editorial and aesthetic quality, the desirability of the magazine's demographic, reader response to advertisers' products and services and effectiveness of the advertising sales staff. Martha Stewart Living competes for advertising dollars in the women's service magazine category, including Ladies' Home Journal and Redbook. Martha Stewart Living competes for readers and advertising with decorating, cooking and lifestyle magazines, such as Architectural Digest, Metropolitan Home, Bon Appetit, Food & Wine, Gourmet, O:
The Oprah Magazine, Real Simple, Country Living, Better Homes & Gardens, Southern Living, and others. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category, which includes Bride's Magazine, Modern Bride, Bridal Guide and Elegant Bride.

SEASONALITY

    Our Publishing segment can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine was published eleven times in 2000: three issues in each of the first, second and fourth quarters and two issues in the third quarter. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. We also publish special interest issues periodically, and the timing of such publications can lead to quarterly fluctuations in the segment's results.

TELEVISION

    Our television business segment currently produces Martha Stewart Living, a nationally syndicated, daily, one-hour program with a half-hour weekend "best of the week" version, from Martha's Kitchen, a daily half-hour program on cable's Television Food Network, weekly spots on CBS' The Early Show, internationally licensed repackaged programs, and periodic prime-time specials.

MARTHA STEWART LIVING

    The Martha Stewart Living program is the cornerstone of our Television segment and generally seeks to demonstrate our how-to ideas and to motivate viewers to pursue those ideas in their own lives. The program is a syndicated daytime program hosted by Martha Stewart consisting of several segments, each of which ties into one of our eight core content areas. Originally launched as a half-hour weekend program in 1993, the program was expanded to also include a daily half-hour program in 1997 and a one-hour weekday program in 1999. King World Productions, Inc. syndicates the program domestically under a distribution agreement that expires after the 2002-03 broadcast season. Life Network, Inc. distributes the program in Canada over its Life Network cable network. The program can currently be seen in approximately 88% of all U.S. television households. The average U.S. rating of the weekday program during calendar year 2000 was 1.55.

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

THE EARLY SHOW

    Martha Stewart is a regular lifestyle correspondent for, and generally appears each Wednesday on, CBS' The Early Show. In exchange for this appearance, we receive airtime in the form of one 30-second spot adjacent to the segment. Our advertising sales staff sells this advertising time.

FROM MARTHA'S KITCHEN

    In September 1999, the Television Food Network cable channel began airing a half-hour Martha Stewart branded program twice a day (generally in the evenings and late at night), seven days a week, entitled from Martha's Kitchen. This program consists primarily of food-related segments repackaged from previous Martha Stewart Living programs. In exchange for the programming, we receive airtime during the early showing and some late night showings, which is sold by our advertising sales staff. We also receive a percentage of the revenue from advertising aired during the late night showing that is not sold by us.

PRIME TIME SPECIALS

    Periodically, we produce prime time holiday specials which air on the CBS network. Martha Stewart's Christmas Dream, our 2000 Christmas special, was watched by over 6.6 million U.S. households. Typically, we purchase the relevant airtime from a television network and then our advertising sales staff sells the advertising to air during the special.

INTERNATIONAL

    Martha Stewart Living television programs are distributed in Canada, Brazil, and Japan. Under terms of the agreements with each of our international partners, we are compensated in license fees for each episode included in the package. In 2000, foreign license fees accounted for approximately 6% of the segment's total revenues.

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

MERCHANDISING

    Our Merchandising segment designs merchandise that is then manufactured and distributed through traditional retail channels by third parties under Martha Stewart brands. Additionally, we control and direct the creation and design of all related consumer facings, including packaging, in-store signage and advertising materials. In exchange for our design services and the use of our trademarks, we are paid royalties by our merchandising partners. In addition, we are typically reimbursed for our design and other related expenses. Third parties with whom we have direct merchandising relationships include Kmart Corporation, The Sherwin-Williams Company, The Hudson's Bay Company, P/Kaufmann, Inc. and Fine Paints of Europe, Inc. In addition, our merchandise is sold at stores such as Sears, Calico Corners, Jo-Ann Fabrics and Crafts, Janovic Plaza, Canadian Tire and various other specialty stores. Our merchandising strategy is to offer top-quality merchandise in our core content areas at a wide variety of price points and distribution channels, from mass market discounters and national department store chains to specialty retailers. Each of our merchandising relationships generated less than 10% of our total revenues. In 2000, our revenues from Kmart constituted the substantial majority of our revenues from this segment.

MARTHA STEWART EVERYDAY COLLECTIONS

    The Martha Stewart Everyday programs currently include Martha Stewart Everyday Home, Martha Stewart Everyday Garden, Martha Stewart Everyday Kitchen, Martha Stewart Everyday Baby baby and Martha Stewart Everyday Colors. Products sold in connection with these trademarks (other than Martha Stewart Everyday Colors) are sold at over 2,100 Kmart stores in the United States and over 300 Zellers stores in Canada. The Martha Stewart Everyday Garden program is not offered in Canada. Martha Stewart Everyday Colors products are sold in the United States at 2,100 Kmart stores and over 800 Sears stores, as well as over 300 Canadian Tire Stores in Canada.

    Each Martha Stewart Everyday program, other than the Martha Stewart Everyday Colors collection that is under contract with Sherwin-Williams, is governed by agreements with Kmart and Zellers. Each of these agreements provides that we design and edit all products, packaging, signage and associated collateral materials. In general, we retain all intellectual property rights related to the merchandise designs, including packaging, signage and collateral materials. We are assured sufficient in-store presence and volume to establish and protect our brands through guaranteed minimum royalties and through dedicated "store-within-a-store" selling formats.

    Martha Stewart Everyday Home. The Martha Stewart Everyday Home collection is a line of sheets, towels, pillows, bath accessories, window treatments and kitchen textiles designed by us and manufactured by a variety of vendors, including Springs Industries, Inc. and Westpoint Stevens Inc. The collection currently consists of approximately 2,400 SKUs and 27 product lines. The agreements with Kmart and Zellers that govern the Martha Stewart Everyday Home program expire in February 2003.

    Martha Stewart Everyday Garden. The Martha Stewart Everyday Garden program consists of a line of outdoor furniture, grills, garden tools, fertilizers, planting pots, bulbs, seeds and live plants. Through the live plants program, we are bringing plants to the mass market discount channel that have previously been available only in limited quantities and at higher prices at specialty garden centers. Our agreement with Kmart governing the Martha Stewart Everyday Garden program expires in October 2003 with a three-year renewal at Kmart's option.

    Martha Stewart Everyday Kitchen. The Martha Stewart Everyday Kitchen program was launched in the fall of 2000. This program includes cookware, bakeware, dinnerware, flatware, and beverageware, among other items. The agreement with Kmart and Zellers that governs this program expires in October 2004 with a three-year renewal at Kmart's option.

    In the spring of 2001, we are scheduled to launch the Martha Stewart Everyday Keeping collection at Kmart, which will consist of organizational products relating to the pantry, closet and laundry. This program will be followed by a fall 2001 launch of Martha Stewart Everyday Decorating, which will include mirrors, picture frames and lamps.

    Martha Stewart Everyday Baby baby. In fall 1999, we launched the Martha Stewart Everyday Baby baby collection of nursery basics at Kmart. The agreements with Kmart and Zellers governing this collection expire in February 2003.

    Martha Stewart Everyday Colors. Martha Stewart Everyday Colors is a line of interior latex paints introduced in 1997. The colors are developed by us, and the paints are manufactured and distributed by Sherwin-Williams. The Martha Stewart Everyday Colors line consists of 256 colors and 69 SKUs. Our agreement with Sherwin-Williams expires in December 2005.

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

    Martha's Fine Paints Collection. The Martha's Fine Paints collections are our oldest merchandise lines, dating back to 1995. These collections include three color pallets consisting of 87 colors. The colors are offered in both traditional oil and acrylic paint sold through specialty paint dealers, such as Janovic Plaza.

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

INTERNET/DIRECT COMMERCE

    Our Internet/Direct Commerce segment currently consists of our Martha by Mail catalog business and the operation of our website, marthastewart.com. The Martha by Mail catalog debuted as an insert in Martha Stewart Living magazine in 1995 and was originally created to provide our consumers the materials necessary to pursue the how-to projects presented in our various media. From those beginnings, it has evolved into our upscale, direct-to-consumer merchandising business that also includes finished products such as outdoor furniture, laundry appliances, growers bunches of cut flowers, bedding and other home furnishings. Unlike our retail merchandising business, which exclusively consists of products we design, we include in Martha by Mail other selected products consistent with our brand image and how-to philosophy that typically are not offered through any national retail stores. Our catalog mailing list includes customers identified through our media activities, such as current and past subscribers, gift subscription recipients, continuity card program subscribers and our website registrants, as well as third-party customer lists.

    Our website, marthastewart.com, currently consists of eight linked content channels, each dedicated to one of our core content areas, as well as our online store and television and radio program guides. Our content channels include recipes featured on our television programs, an interactive question and answer service, community bulletin boards and chats, and information and photographs repurposed from our books, magazines and television program. Our advertising sales force sells advertisements for our website individually and as part of multi-media packages. During 2000, our online store offered more than 2,100 Martha by Mail products, including marthasflowers, compared with approximately 400 offerings in any given edition of our catalog. In our continuing effort to evolve Martha by Mail from offline direct commerce to e-commerce, we provide discounts and incentives to our consumers who purchase products over the Internet. Our Internet/Direct Commerce business has grown significantly during 2000, and we have made and continue to make the personnel and technology and content development investments necessary for continued growth. As of December 2000, we had over 1,600,000 registered users of our website. Some of the segment's developments in 2000 were the launch of a recipe finder with over 1,000 searchable recipes, a garden encyclopedia containing detailed information on nearly 2,000 plants, a site-wide search function that makes all available content and products instantly searchable and marthascards, a greeting card service allowing users to send cards utilizing a select library of images from our photography archives and to create their own cards with digital photos and messages of their own.

    We source and purchase all our Martha by Mail product and manage our merchandise inventory. Currently, our Martha by Mail fulfillment is conducted by Time Customer Service, an affiliate of TPV, pursuant to an agreement that is terminable by either party on 360 days notice. We believe that this arrangement addresses our current needs, and are taking appropriate steps to prepare for continued growth in this area.

    In 2000, over 4,000 SKU's of Martha Stewart Everyday products became available on BlueLight.com, a newly formed e-commerce company, which is accessible through marthastewart.com.

    In March 2001, we acquired the assets of Wedding List Holdings, Inc., a wedding gift registry service and retailer, including the internet operations of theweddinglist.com and the retail showroom assets located in New York, Boston and London. We believe these new distribution platforms will enable us to further leverage the strength of our brand in the weddings market and provide the foundation for other gift registry services in the future.

COMPETITION

    Competitors of our Internet/Direct Commerce segment include Pottery Barn (and other catalogs owned by Williams Sonoma, Inc.), Plow & Hearth, Chef's Catalog, Eddie Bauer Home, Garnet Hill Company, Crate and Barrel, homearts.com, women.com, ivillage.com and many others. We compete on the basis of our content, the quality, uniqueness, price and assortment of our merchandise, our brand name, our service to customers and our proprietary customer lists.

SEASONALITY

    Internet/Direct Commerce segment revenues tend to be higher in the fourth quarter due to increased consumer and advertiser spending during the holiday period.

INTELLECTUAL PROPERTY

    The principal trademarks we use to distinguish our brands are Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Home, Martha Stewart Weddings, askMartha, Martha by Mail, marthastewart.com and marthasflowers. These and numerous other trademarks are the subject of registrations and pending applications, both domestic and international, filed by us for use with a variety of products and other content, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.

ITEM 2. PROPERTIES

    Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

                                                                                        APPROXIMATE AREA
                   LOCATION                                  USE                         IN SQUARE FEET
                  --------------------------------------------------------------------------------------
                  11 West 42nd Street,            Principal executive and                     91,889
                  New York, New York              administrative offices;
                                                  publishing offices; and
                                                  sales offices

                  19 Newtown Turnpike,            Executive and                               30,523
                  Westport, Connecticut           administrative offices
                                                  for Television, including
                                                  the television studio and
                                                  production facilities;
                                                  and sales offices for
                                                  television

                  601 West 26th Street,           Internet development                       149,421
                  New York, New York              studio, product design
                                                  facilities, photography
                                                  studio, test kitchens,
                                                  and prop storage

    The leases for these offices and facilities expire between June 2006 and June 2012, and some of these leases are subject to our renewal. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

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

ITEM 3. LEGAL PROCEEDINGS

    We are, from time to time, involved in various legal proceedings in the ordinary course of our business. We believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our business, financial condition or results of operations. Additionally, in the past Martha Stewart has been the subject of legal actions relating to or that could otherwise affect our business. Should similar actions arise in the future, which actions we intend, when appropriate, to vigorously defend them in cooperation with Ms. Stewart.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2000.

                                     PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SECURITIES MATTERS

    Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a one-for-one basis.

                                               Q4 1999        Q1 2000      Q2 2000      Q3 2000      Q4 2000
                                               -------        -------      -------      -------      -------
                     High Sales Price          $47.50         $30.19       $25.94       $34.81       $29.50
                     Low Sales Price           $20.63         $21.13       $13.06       $21.06       $17.25


    As of March 21, 2001, there were 4,212 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

    We have not paid any dividends on our common stock. We have no intention of paying dividends on our common stock in the near future.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 2, 2001 (our "Proxy Statement") under the captions "ELECTION OF DIRECTORS - Information Concerning Nominees," "INFORMATION CONCERNING EXECUTIVE OFFICERS," and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is hereby incorporated herein by reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  See page F-1 of this Report.

         2.  See page F-1 of this Report.


       EXHIBIT

        NUMBER                              EXHIBIT TITLE
       -------                              -------------
           3.1     --   Registrant's Certificate of Incorporation.*

           3.2     --   Registrant's By-Laws.*

          10.1     --   Form of Stockholders' Agreement.*

          10.2     --   1999 Stock Incentive Plan.*+

        10.2.1     --   Amendment Number 1 to 1999 Stock Incentive Plan, dated
                   as of March 9, 2000**+

        10.2.2     --   Amendment Number 2 to 1999 Stock Incentive Plan, dated
                   as of May 11, 2000***+

          10.3     --   1999 Non-Employee Director Stock and Option Compensation
                   Plan.*+

          10.4     --   1999 Employee Stock Purchase Plan.*+

          10.5     --   Martha Stewart Living Omnimedia LLC Nonqualified Class
                   A LLC Unit/Stock Option Plan.*+

          10.6     --   Form of Employment Agreement, by and between Registrant
                   and Martha Stewart.*+

          10.7     --   Form of Intellectual Property License and Preservation
                   Agreement, by and between Registrant and Martha Stewart.*

          10.8     --   Form of Location Rental Agreement, by and between
                   Registrant and Martha Stewart.*

          10.9     -- Lease, dated as of September 24, 1992, between Tishman Speyer
                   Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West
                   42 Limited Partnership and Time Publishing Ventures, Inc.*

         10.10     -- Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC.*

         10.11     --   Lease, dated August, 1999, between 601 West Associates
                   LLC and Martha Stewart Living Omnimedia LLC.*

       10.11.1     --   First Lease Modification Agreement, dated December 24,
                   1999, between 601 West Associates LLC and Martha Stewart Living
                   Omnimedia, Inc.**

         10.12     --   Lease, dated as of March 6, 1996, between Newtown Group
                   Properties Limited Partnership and Time Publishing Ventures,
                   Inc., with amendments.*

         10.13     --   Lease, dated as of August 1, 1996, between Newtown Group
                   Properties Limited Partnership and Martha Stewart Living
                   Omnimedia LLC.*

         10.14     --   Lease, dated as of August 14, 1997, between Newtown
                   Group Properties Limited Partnership and Martha Stewart Living
                   Omnimedia LLC.*

         10.15     -- License Agreement, dated January 28, 1997, by and between Martha
                   Stewart Living Omnimedia LLC and Kmart Corporation.*

         10.16     -- Severance Agreement, dated September 23, 1999, by and between
                   Martha Stewart Living Omnimedia LLC and Sharon Patrick.*+

         10.17     --   Split-Dollar Life Insurance Agreement, dated February
                   28, 2001, by and among Martha Stewart Living Omnimedia,
                   Inc., Martha Stewart and The Martha Stewart Family Limited
                   Partnership.+

          99.1     --  LLC Membership Interest Purchase Agreement, dated as of
                   July 27, 1999, by and among Martha Stewart Living Omnimedia
                   LLC, KPCB Holdings, Inc., as nominee, and KPCB IX Associates,
                   LLC.*

          99.2     --   Warrant for a Percentage of the Internet Business of
                   Martha Stewart Living Omnimedia LLC, dated July 27, 1999,
                   issued to KPCB Holdings, Inc.*


* Incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001

** Incorporated by reference to our 1999 Annual Report on Form 10-K, File Number 001-15395

*** Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395

+    Indicates management contracts and compensatory plans

(b)      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARTHA STEWART LIVING OMNIMEDIA, INC.

                                       By:           /s/ Martha Stewart
                                            ------------------------------------
                                       Name:  Martha Stewart
                                       Title:  Chairman of the Board and Chief
                                                  Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                           SIGNATURE                   TITLE
                           ---------                   -----
                          /s/ Martha Stewart       Chairman of the Board and Chief
                         --------------------
                            Martha Stewart         Executive Officer
                                                   (Principal Executive Officer)

                          /s/ Sharon Patrick       President, Chief Operating Officer
                         --------------------
                            Sharon Patrick         and Director

                          /s/ James Follo          Chief Financial Officer
                         --------------------
                            James Follo            (Principal Financial and
                                                   Accounting Officer)

                          /s/ Charlotte Beers      Director
                         --------------------
                           Charlotte Beers

                          /s/ L. John Doerr        Director
                         --------------------
                             L. John Doerr

                          /s/ Arthur C. Martinez   Director
                         --------------------
                           Arthur C. Martinez

                          /s/ Naomi O. Seligman    Director
                         --------------------
                           Naomi O. Seligman


Each of the above signatures is affixed as of March 29, 2001.

                                  EXHIBIT INDEX

     EXHIBIT
      NUMBER                  EXHIBIT TITLE
     -------                  -------------
         3.1      -- Registrant's Certificate of Incorporation.*

         3.2      -- Registrant's By-Laws.*

         10.1     -- Form of Stockholders' Agreement.*

         10.2     -- 1999 Stock Incentive Plan.*+

         10.2.1 -- Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000**+

         10.2.2 -- Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000***+

         10.3     -- 1999 Non-Employee Director Stock and Option Compensation
                  Plan.*+

         10.4     -- 1999 Employee Stock Purchase Plan.*+

         10.5     -- Martha Stewart Living Omnimedia LLC Nonqualified Class A
                  LLC Unit/Stock Option Plan.*+

         10.6     -- Form of Employment Agreement, by and between Registrant and
                  Martha Stewart.*+

         10.7     -- Form of Intellectual Property License and Preservation
                  Agreement, by and between Registrant and Martha Stewart.*

         10.8     -- Form of Location Rental Agreement, by and between
                  Registrant and Martha Stewart.*

         10.9     -- Lease, dated as of September 24, 1992, between Tishman
                  Speyer Silverstein Partnership and Time Publishing Ventures,
                  Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and
                  Time Publishing Ventures, Inc.*

         10.10    -- Lease, dated as of March 31, 1998, between 11 West 42
                  Limited Partnership and Martha Stewart Living Omnimedia LLC.*

         10.11 -- Lease, dated August, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC.*

         10.11.1  -- First Lease Modification Agreement, dated December 24,
                  1999, between 601 West Associates LLC and Martha Stewart
                  Living Omnimedia, Inc.**

         10.12    -- Lease, dated as of March 6, 1996, between Newtown Group
                  Properties Limited Partnership and Time Publishing Ventures,
                  Inc., with amendments.*

         10.13    -- Lease, dated as of August 1, 1996, between Newtown Group
                  Properties Limited Partnership and Martha Stewart Living
                  Omnimedia LLC.*

         10.14    -- Lease, dated as of August 14, 1997, between Newtown Group
                  Properties Limited Partnership and Martha Stewart Living
                  Omnimedia LLC.*

         10.15    -- License Agreement, dated January 28, 1997, by and between
                  Martha Stewart Living Omnimedia LLC and Kmart Corporation.*

         10.16 -- Severance Agreement, dated September 23, 1999, by and between Martha Stewart Living Omnimedia LLC and Sharon
                  Patrick.*+

         10.17    -- Split-Dollar Life Insurance Agreement, dated February 28,
                  2001, by and among Martha Stewart Living Omnimedia, Inc.,
                  Martha Stewart and The Martha Stewart Family Limited
                  Partnership.+

         99.1     -- LLC Membership Interest Purchase Agreement, dated as of
                  July 27, 1999, by and among Martha Stewart Living Omnimedia
                  LLC, KPCB Holdings, Inc., as nominee, and KPCB IX Associates,
                  LLC.*
         99.2     -- Warrant for a Percentage of the Internet Business of Martha
                  Stewart Living Omnimedia LLC, dated July 27, 1999, issued to
                  KPCB Holdings, Inc.*



* Incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001

** Incorporated by reference to our 1999 Annual Report on Form 10-K, File Number 001-15395

*** Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395

+    Indicates management contracts and compensatory plans

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL
               STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION

Selected Financial Data                                                                            F-2

Management's  Discussion and Analysis of Financial Condition and
   Results of Operations                                                                           F-3

Consolidated Financial Statements:
     Report of Independent Public Accountants                                                      F-7
     Consolidated Statements of Income for each of the three years ended December 31,              F-8
       2000
     Consolidated Balance Sheets at December 31, 2000 and 1999                                     F-9
     Consolidated Statements of Shareholders' Equity for each of the three years ended             F-10
       December 31, 2000
     Consolidated Statements of Cash Flows for each of the three years ended  December 31,         F-11
       2000
     Notes to Consolidated Financial Statements                                                    F-12

Financial Statement Schedule:
       II- Valuation and Qualifying Accounts for each of the three years ended  December 31,       F-25
          2000

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                             SELECTED FINANCIAL DATA
                            YEARS ENDED DECEMBER 31,
                      (in thousands except per share data)

                                                                                                            Compound
                                                                                                              annual
                                                                                                          growth rate
                                                    1997(4)          1998         1999       2000          1997-2000
                                                    -------          ----         ----       ----         -----------
INCOME STATEMENT DATA
REVENUES
      Publishing                                  $ 108,694     $ 127,020    $ 145,520    $ 179,218          18.1%
      Television                                     12,396        23,351       30,590       32,464          37.8%
      Merchandising                                   6,919        15,004       20,200       24,345          52.1%
      Internet/Direct Commerce                        4,812        14,673       36,004       49,739         117.8%
                                                  ---------     ---------    ---------    ---------         -----
TOTAL REVENUES                                      132,821       180,048      232,314      285,766          29.1%
                                                  ---------     ---------    ---------    ---------         -----
Income from operations                               16,591        27,385       22,322       31,707          24.1%
                                                  ---------     ---------    ---------    ---------         -----
Net income                                           13,929        23,806       25,569       21,278             nm
                                                  ---------     ---------    ---------    ---------         -----
Pro forma net income(1)                           $   6,891     $  12,989    $  11,692    $  21,278          45.6%
                                                  ---------     ---------    ---------    ---------         -----

PER SHARE DATA(2)
  Earnings per share
     Basic                                                                        $.24        $.44
     Diluted                                                                      $.24        $.43
  Weighted average common shares outstanding
      Basic                                                                     49,588      48,678
      Diluted                                                                   49,588      49,623

FINANCIAL POSITION
  Cash and cash equivalents                        $   9,971     $ 24,578    $ 154,749   $ 127,425
  Total assets                                       105,706      125,372      281,771     297,414
  Long term debt                                      30,000       27,650           --          --
  Shareholders' equity                                13,235       36,815      199,402     196,116

OTHER FINANCIAL DATA
EBITDA(3)                                          $ 20,518      $ 32,919    $  28,882   $  40,797           25.7%


(1) Pro forma net income reflects the income taxes that would have been recorded had the Company been a "C" Corporation for the entire period.

(2) Earnings per share for the 1999 period are calculated based upon pro forma net income divided by the number of common shares outstanding as if all common shares issued in connection with the Kleiner Perkins investment, and the initial public offering were outstanding for all periods presented in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share. Earnings per share for 1997 and 1998 are not presented as the Company operated as a limited liability company during those years.

(3) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

(4) See note 1 to the consolidated financial statements regarding the acquisition of certain assets and liabilities from Time Publishing Ventures, Inc. on February 3, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999 REVENUES Total revenues increased $53.5 million, or 23%, to $285.8 million for the year ended December 31, 2000, from $232.3 million for the year ended December 31, 1999. Publishing revenues increased $33.7 million, or 23%, to $179.2 million for the year ended December 31, 2000, from $145.5 million for the year ended December 31, 1999. Martha Stewart Living magazine was published eleven times in 2000, compared to ten times in 1999. Advertising revenues increased $25.1 million, due to an increase in advertising pages sold in Martha Stewart Living magazine and Martha Stewart Weddings, as well as the increased frequency of special-interest publications. In 2000, the Company published two issues of Martha Stewart Baby and one issue of Martha Stewart Holiday-Halloween 2000, compared to 1999, when one special issue was published. Circulation revenues increased $8.8 million for the year ended December 31, 2000 primarily as a result of the increased frequency of Martha Stewart Living magazine, higher average circulation from issues published in 2000 as well as increased circulation revenues from special publications. Television revenues increased $1.9 million, or 6%, to $32.5 million for the year ended December 31, 2000, from $30.6 million for the year ended December 31, 1999. The increase is due primarily to additional revenues of $2.2 million associated with higher distribution of the second half hour of our Martha Stewart Living program and additional revenues of $1.3 million earned from our cable program From Martha's Kitchen, which began broadcasting in September 1999, partially offset by reduced advertising revenues of $1.4 million on the Martha Stewart Living program due primarily to lower ratings during the year ended December 31, 2000. Merchandising revenues increased $4.1 million, or 20%, to $24.3 million for the year ended December 31, 2000, from $20.2 million for the year ended December 31, 1999, primarily as a result of increased revenues earned on our Martha Stewart Everyday products sold at Kmart. Internet/Direct Commerce revenues increased $13.7 million, or 38%, to $49.7 million for the year ended December 31, 2000, from $36.0 million for the year ended December 31, 1999, due primarily to increased merchandise sales of $10.9 million and increased advertising revenues of $2.8 million.

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses increased $31.4 million, or 25%, to $157.4 million for the year ended December 31, 2000, from $126.0 million for the year ended December 31, 1999. Internet/Direct Commerce costs increased $20.2 million due to an increase in cost of goods sold and fulfillment costs of $8.7 million resulting from higher revenues, as well as increased catalog production and distribution costs of $3.0 million resulting primarily from higher catalog circulation. In addition, costs increased $6.7 million due to our continued investment in developing and maintaining our Internet site. Publishing segment costs increased $11.1 million, reflecting the increased number of issues published in 2000, as well as the increased number of pages printed resulting from higher advertising pages sold per issue.

In January 2001, the United States Postal Service enacted rate changes that increased the costs for magazine and catalog mailings an average of 9.9%. The Company's effective increase was less than the average because of the Company's efficient mailing process. Paper prices used in the publication of magazines and catalogs are driven by overall market conditions and, therefore, are difficult to predict. However, at this time, management expects the price of paper will increase only moderately in 2001.

SELLING AND PROMOTION Selling and promotion expenses increased $6.6 million, or 17%, to $46.1 million for the year ended December 31, 2000, from $39.4 million for the year ended December 31, 1999. Publishing segment costs increased $5.0 million, resulting primarily from increased circulation costs incurred to support higher circulation revenues, including revenues from the publication of Martha Stewart Holiday-Halloween 2000 and two Martha Stewart Baby issues. Internet/Direct Commerce segment costs increased $1.5 million, resulting primarily from higher costs associated with higher advertising revenues.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased $3.5 million, or 9%, to $41.5 million for the year ended December 31, 2000, from $37.9 million for the year ended December 31, 1999. The higher expenses have been incurred primarily as a result of higher occupancy costs of $5.5 million needed to support growth in headcount, as well as increased compensation costs of $1.8 million, offset by lower professional fees of $1.9 million. Furthermore, 1999 included a contribution to an employee benefit plan of $1.2 million associated with our becoming a public company in October 1999.

DEPRECIATION AND AMORTIZATION Depreciation and amortization increased $2.5 million, or 39%, to $9.1 million for the year ended December 31, 2000, from $6.6 million for the year ended December 31, 1999. The increase is attributable to higher levels of property and equipment.

INTEREST INCOME, NET Interest income, net, was $5.6 million for the year ended December 31, 2000, compared to $0.5 million for the year ended December 31, 1999. Interest income for the year ended December 31, 2000 resulted from higher average cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the year ended December 31, 1999, we had outstanding long-term debt, which resulted in interest expense in that period. Such long-term debt was fully repaid in July 1999.

INCOME TAX PROVISION Income tax provision for the year ended December 31, 2000 was $16.0 million, representing a 43% effective income tax rate. Income tax benefit during the year ended December 31, 1999 was $2.7 million. This benefit arose in connection with our conversion to a "C" corporation in October 1999. At that time, the Company recognized a deferred tax benefit of $4.8 million primarily related to the recognition of net deferred tax assets recorded in accordance with the provisions of SFAS No. 109. During the period prior to the "C" corporation conversion, we operated as a limited liability company and were therefore not subject to Federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a "C" corporation and accordingly our earnings became subject to income taxes from that date forward.

NET INCOME Net income was $21.3 million for the year ended December 31, 2000, compared to pro forma net income of $11.7 million for the year ended December 31, 1999, as a result of the above mentioned factors. Pro forma net income reflects the income taxes that would have been recorded had the Company been a "C" corporation for the entire period.


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998 REVENUES Total revenues increased $52.3 million, or 29%, to $232.3 million for the year ended December 31, 1999, from $180.0 million for the year ended December 31, 1998. Publishing revenues increased $18.5 million, or 15%, to $145.5 million for the year ended December 31, 1999, from $127.0 million for the year ended December 31, 1998. This increase reflects an increase in advertising revenues of $14.4 million, primarily due to an increase in advertising pages sold in Martha Stewart Living magazine and the increased frequency of Martha Stewart Weddings magazine, which published four times in 1999, compared to two times in 1998. Circulation revenues increased $4.1 million due to higher subscription revenues from Martha Stewart Living magazine as a result of higher net revenue per copy sold, resulting primarily from lower agent orders in 1999. Circulation revenues also increased due to the increased frequency of Martha Stewart Weddings magazine. Television revenues increased $7.2 million, or 31%, to $30.6 million for the year ended December 31, 1999 from $23.4 million for the year ended December 31, 1998. The increase is due primarily to $7.0 million of revenues associated with the addition of a second half hour to our syndicated daily program and $3.6 million of revenues received from our prime-time holiday special "Martha Stewart Home for the Holidays," partially offset by reduced advertising revenues resulting from lower ratings for the year ended December 31, 1999. Merchandising revenues increased $5.2 million, or 35%, to $20.2 million, for the year ended December 31, 1999, from $15.0 million for the year ended December 31, 1998, due primarily to revenues received from the addition of our Martha Stewart Everyday line of garden products, launched in the first quarter of 1999, and also from Martha Stewart Home decorative fabrics and Martha Stewart Everyday Baby Baby products, both launched in the third quarter of 1999. Internet/Direct Commerce revenues increased $21.3 million, or 145%, to $36.0 million for the year ended December 31, 1999, from $14.7 million for the year ended December 31, 1998, due to higher merchandise sales of $18.4 million resulting from higher catalog circulation and increased Internet traffic.

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

SELLING AND PROMOTION Selling and promotion expenses increased $4.9 million, or 14%, to $39.4 million for the year ended December 31, 1999, from $34.5 million for the year ended December 31, 1998. Publishing segment costs increased $2.6 million, resulting from increased circulation and advertising sales costs incurred to support higher publishing revenues. Internet/Direct Commerce segment costs increased $2.3 million, primarily due to increased media spending promoting our Internet site.

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

INTEREST INCOME (EXPENSE), NET Interest income, net was $0.5 million for the year ended December 31, 1999, compared to interest expense, net of $2.2 million for the year ended December 31, 1998. Net interest income resulted in 1999 from repayment of all outstanding long-term debt, as well as interest income earned on the invested proceeds received from our initial public offering in October 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $127.4 million, $154.7 million and $24.6 million at December 31, 2000, 1999 and 1998, respectively.

Cash flows from operating activities were $39.5 million, $28.3 million and $17.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows from operating activities in 2000 resulted primarily from net income of $21.3 million, depreciation and amortization of $9.1 million, tax benefits from stock option exercises of $4.2 million, increased accounts payable and accrued liabilities of $14.9 million, partially offset by increased accounts receivable of $7.3 million. Increased accounts receivable resulted primarily from higher revenues, including revenues earned from the publication of the January 2001 issue of Martha Stewart Living magazine, published in December 2000. Increased accounts payable and accrued liabilities is primarily due to liabilities resulting from increased capital expenditures in 2000, and generally higher levels of liabilities resulting from increased business volume. Cash flows from operating activities in 1999 resulted primarily from net income of $25.6 million, depreciation and amortization of $6.6 million, partially offset by deferred income tax benefit of $3.8 million. The deferred tax benefit resulted from the conversion to a "C" corporation in 1999 in connection with our initial public offering. Cash provided by financing activities for the year ended December 31, 1998 resulted primarily from net income of $23.8 million and depreciation and amortization of $5.5 million, partially offset by deferred royalty income. In 1998, we recognized as revenues $11.4 million of royalty income paid to the Company in 1997 as an advance against future royalties earned.

Cash flows used in investing activities were $38.1 million, $6.3 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows used in investing activities in 2000 reflect a $13.3 million equity investment in BlueLight.com, an e-commerce company, and $24.7 million in capital expenditures for property and equipment. Cash flows used in investing activities in 1999 represent capital expenditures for property and equipment. Cash flows used in investing activities in 1998 represent $2.7 million in capital expenditures, partially offset by $2.4 million of proceeds received from a sale leaseback transaction. We expect capital expenditures to decline to approximately $12 million to $14 million in 2001.

Cash flows used in financing activities for the year ended December 31, 2000 were $28.8 million, resulting from the repurchase of 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc., partially offset by $3.7 million received from the exercise of stock options in 2000. Cash provided by financing activities was $108.2 million during the year ended December 31, 1999. In March 1999, we repaid our outstanding long-term debt to Time Publishing Ventures, totaling $27.7 million, with the proceeds received from a $15 million term loan from Bank of America and existing cash balances. The amount outstanding under the loan was repaid in July 1999 with the net proceeds of $25.0 million received from Kleiner Perkins Caufield & Byers, a venture capital firm, for a 5% equity investment in MSLO. In October 1999, we completed an initial public offering of 8.3 million shares of Class A common stock, raising net proceeds of $132.3 million. Distributions to members of MSLO were $21.4 million in 1999. Cash flows used in investing activities for the year ended December 31, 1998 resulted from a $2.4 million repayment of long-term debt to Time Publishing Ventures and distributions to members of MSLO of $0.2 million.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of December 31, 2000, we had no outstanding borrowings under this facility.

We believe that our available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We do not intend to pay any dividends in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine was published eleven times annually in 2000: three issues in each of the first, second and fourth quarters and two issues in the third quarter. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, the number of advertising pages per issue tend to be higher in issues published in the fourth quarter. Revenue and income from operations for the television segment tend to be higher in the fourth quarter due to generally higher ratings and, on occasion, the broadcast of a holiday prime-time television special. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
MARTHA STEWART LIVING OMNIMEDIA, INC.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements, included on pages F-8 through F-24, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Stewart Living Omnimedia, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
FEBRUARY 2, 2001

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                      (in thousands except per share data)


                                                      2000            1999             1998
                                                   ---------       ---------        ---------
REVENUES
      Publishing                                   $ 179,218       $ 145,520        $ 127,020
      Television                                      32,464          30,590           23,351
      Merchandising                                   24,345          20,200           15,004
      Internet/direct commerce                        49,739          36,004           14,673
                                                   ---------       ---------        ---------
      TOTAL REVENUES                                 285,766         232,314          180,048
                                                   ---------       ---------        ---------

OPERATING COSTS AND EXPENSES
      Production, distribution and editorial         157,442         126,043           82,930
      Selling and promotion                           46,074          39,442           34,540
      General and administrative                      41,453          37,947           29,659
      Depreciation and amortization                    9,090           6,560            5,534
                                                   ---------       ---------        ---------
      TOTAL OPERATING COSTS AND EXPENSES             254,059         209,992          152,663
                                                   ---------       ---------        ---------

INCOME FROM OPERATIONS                                31,707          22,322           27,385
      Interest income (expense), net                   5,569             500           (2,243)
                                                   ---------       ---------        ---------

INCOME BEFORE INCOME TAXES                            37,276          22,822           25,142
      Income tax provision (benefit)                  15,998          (2,747)           1,336
                                                   ---------       ---------        ---------
NET INCOME                                         $  21,278       $  25,569        $  23,806
                                                   =========       =========        =========

EARNINGS PER SHARE

      Basic                                        $    0.44
      Diluted                                      $    0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic                                           48,678
      Diluted                                         49,623


The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                      (in thousands except per share data)


                                                              2000           1999
                                                            --------       --------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                             $127,425       $154,749
      Accounts receivable, net                                48,993         41,683
      Inventories                                              9,433          6,163
      Deferred television production costs                     3,949          2,543
      Other current assets                                     6,013          4,757
                                                            --------       --------
      Total current assets                                   195,813        209,895
                                                            --------       --------
PROPERTY, PLANT AND EQUIPMENT, net                            37,349         18,709
                                                            --------       --------
INTANGIBLE ASSETS, net                                        47,207         50,157
                                                            --------       --------
OTHER NONCURRENT ASSETS, net                                  17,045          3,010
                                                            --------       --------
      Total assets                                          $297,414       $281,771
                                                            --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued liabilities              $ 48,340       $ 35,924
      Accrued payroll and related costs                        7,190          4,677
      Income taxes payable                                     2,590            333
      Current portion of deferred subscription income         28,782         26,938
                                                            --------       --------
      Total current liabilities                               86,902         67,872
                                                            --------       --------
DEFERRED SUBSCRIPTION INCOME                                   8,614          8,047
                                                            --------       --------
OTHER NONCURRENT LIABILITIES                                   5,782          6,450
                                                            --------       --------
      Total liabilities                                      101,298         82,369
                                                            --------       --------
COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' EQUITY

      Class A common stock, $.01 par value, 350,000              146            155
         shares authorized:14,559 and 15,484 shares
         outstanding in 2000 and 1999, respectively

      Class B common stock, $.01 par value, 150,000
         shares authorized; 33,888
         and 34,127 shares
         outstanding in 2000 and 1999, respectively              339            341

      Capital in excess of par value                         168,528        193,081

      Retained earnings                                       27,103          5,825
                                                            --------       --------
      Total shareholders' equity                             196,116        199,402
                                                            --------       --------
      Total liabilities and shareholders' equity            $297,414       $281,771
                                                            ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                            Class A                  Class B
                                          common stock            common stock
                                      ---------------------   ---------------------
                                                                                                  Capital
                                                                                                    in
                                                                                                   excess
                                       Members'                                                    of par     Retained
                                        Equity      Shares      Amount     Shares      Amount      value       earnings    Total
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at January 1, 1998            $  13,235          --          --          --          --          --          --   $  13,235
Net income                               23,806          --          --          --          --          --          --      23,806
Capital distributions                      (226)         --          --          --          --          --          --        (226)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1998             36,815          --          --          --          --          --          --      36,815
Net income                               19,744          --          --          --          --          --   $   5,825      25,569
Issuance of equity interests             25,000          --          --          --          --          --          --      25,000
Capital distributions                   (21,441)         --          --          --          --          --          --     (21,441)

Common shares issued in
   connection with merger of
    Martha Stewart Living
   Omnimedia LLC into Martha
   Stewart Living Omnimedia, Inc.
                                        (60,118)      7,111   $      71      34,127   $     341   $  59,706          --          --
Issuance of shares in connection
   with initial public offering              --       8,280          83          --          --     132,172          --     132,255
Issuance of shares for employee
    benefit plans and stock options          --          93           1          --          --       1,203          --       1,204
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1999                 --      15,484         155      34,127         341     193,081       5,825     199,402
Net income                                   --          --          --          --          --          --      21,278      21,278
                                             --         441           5          --          --       3,704          --       3,709

Issuance of shares for employee
    benefit plans and stock options

Repurchase and retirement of                 --      (1,366)        (14)         --          --     (32,489)         --     (32,503)
    common stock
Shares returned by majority                  --          --          --        (239)         (2)          2          --
shareholder                                  --

Tax benefit from exercise                    --          --          --          --          --       4,230          --       4,230
    of stock options
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2000          $      --      14,559   $     146      33,888   $     339   $ 168,528   $  27,103   $ 196,116
                                      =========   =========   =========   =========   =========   =========   =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                      2000             1999             1998
                                                    ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                      $  21,278        $  25,569        $  23,806

Adjustments to reconcile
  Net income to net cash provided
  By operating activities
    Depreciation and amortization                       9,090            6,560            5,534
    Deferred income tax (benefit) expense                (860)          (3,825)             267
    Tax benefit from stock option exercises             4,230               --               --
    Other non cash charges                                 --            1,670               --
Changes in operating assets and liabilities
    Accounts receivable, net                           (7,310)         (16,423)          (7,314)
    Inventories                                        (3,270)             359           (3,561)
    Other current assets                                 (196)          (1,457)              66
    Deferred television production costs               (1,406)             495              767
    Other noncurrent assets                              (946)          (1,087)            (209)
    Accounts payable and accrued liabilities           14,929           12,717            4,942
    Income taxes payable                                2,257               --               --
    Deferred subscription income                        2,410            3,507            4,278
    Other noncurrent liabilities                         (668)             219          (11,052)
                                                    ---------        ---------        ---------
                                                       18,260            2,735           (6,282)
                                                    ---------        ---------        ---------
    Net cash provided by operating activities          39,538           28,304           17,524
                                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                              (24,771)          (6,298)          (2,730)
    Investment                                        (13,297)              --               --
    Proceeds from sale leaseback transaction               --               --            2,389
                                                    ---------        ---------        ---------
    Net cash used in investing activities             (38,068)          (6,298)            (341)
                                                    ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal repayment of long term debt                  --          (27,650)          (2,350)
    Issuance of equity in LLC                              --           25,000               --
    Issuance of a class A common stock,                 3,709          132,255               --
            net of expenses
    Repurchase and retirement of common stock         (32,503)              --               --
    Distributions to members                               --          (21,440)            (226)
                                                    ---------        ---------        ---------
    Net cash provided by (used in)
          financing activities                        (28,794)         108,165           (2,576)
                                                    ---------        ---------        ---------
    Net increase (decrease) in cash                   (27,324)         130,171           14,607

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                     154,749           24,578            9,971
                                                    ---------        ---------        ---------

CASH AND CASH EQUIVALENTS,
END OF YEAR                                         $ 127,425        $ 154,749        $  24,578
                                                    =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


1        THE  COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its subsidiary, the "Company") includes the operations, assets and liabilities of Martha Stewart Living Omnimedia LLC ("MSLO"), a predecessor to the Company, which was merged with and into the Company on October 22, 1999. This merger was accounted for as a combination of companies under common control and, accordingly, the financial statements for prior periods have been retroactively restated.

In 1997, the Company entered into an agreement with Time Publishing Ventures, Inc. (together with its parent and affiliated companies, "Time") pursuant to which it purchased the rights to all Martha Stewart Living publications and television programs and the Martha by Mail business and assumed the related liabilities, for approximately $53,276, including related acquisition costs (the "MSL acquisition"). Time received a promissory note for $30,000 and a 6.27% equity interest in the Company. The purchase price was calculated taking into consideration the special income distribution of $18 million payable to Time pursuant to the limited liability company agreement of the Company. This transaction, which was consummated on February 3, 1997, has been accounted for as a purchase as of January 1, 1997, the effective date on which the assets and liabilities were transferred. In addition, Time and certain of its affiliates entered into transition and other service agreements with the Company, which are described in Note 9.

The Company is a leading creator of original "how-to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets, weekly segments on CBS's The Early Show broadcast, as well as periodic prime-time specials. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog and the website marthastewart.com.

A substantial portion of the Company's revenues are received from sources within the United States.


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company's wholly owned subsidiary. All significant intercompany transactions have been eliminated.

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

Television advertising revenues are recognized when the related commercial is aired and is recorded net of estimated reserves for television audience under-delivery.

Product revenues are recorded when the goods are shipped.

Royalties and television appearance fees are recorded as earned in accordance with the specific terms of relevant agreements.

Television Production Costs

Television production costs are capitalized and amortized based on revenue earned as a percentage of total revenue sold for the applicable television product. If a total net loss is projected for a particular product, television production costs are written down to net realizable value.

Intangible Assets

Intangible assets, representing the excess of purchase price over net assets acquired, are amortized over twenty years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of intangible assets, principally based on forecasts of future undiscounted cash flows.

Inventories

Inventories consisting of paper and catalog products are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs

Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.

Earnings per share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. For the year ended December 31, 2000, the dilutive effect of stock options included in the determination of diluted weighted average common shares outstanding were 945,526. The antidilutive options excluded from this amount totaled 571,025 with a weighted average exercise price of $25.91.

Options granted under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC/Stock Option Plan are not included as they are not dilutive (See Note 7).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


4        ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, 2000 and 1999 are as follows:

                                                      2000               1999
                                                  --------           --------
    Advertising                                   $ 33,645           $ 30,039
    Newsstand                                        3,518                905
    Licensing                                        7,172              7,321
    Other                                            9,024              9,521
                                                  --------           --------
                                                    53,359             47,786
    Less: reserve for credits and
    uncollectible accounts                           4,366              6,103
                                                  --------           --------
                                                  $ 48,993           $ 41,683
                                                  ========           ========

5        INVENTORIES

The components of inventories at December 31, 2000 and 1999 are as follows:

                                                      2000               1999
                                                  --------           --------
    Paper                                          $ 4,151            $ 3,465
    Catalog products                                 5,282              2,698
                                                  --------           --------
                                                   $ 9,433            $ 6,163
                                                  ========           ========

6        PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment at December 31, 2000 and 1999 are as follows:

                                                      2000               1999
                                                  --------           --------
    Studios and equipment                          $ 6,765            $ 6,982
    Furniture, fixtures and equipment                8,562              6,086
    Computer hardware and software                  15,628              8,770
    Leasehold improvements                          19,424              4,502
                                                  --------           --------
                                                    50,379             26,340
    Less: accumulated
    depreciation and
    amortization                                    13,030              7,631
                                                  --------           --------
                                                  $ 37,349           $ 18,709
                                                  ========           ========

Depreciation expense was $6,140, $3,610, and $2,537 for the years ended December 31, 2000, 1999 and 1998, respectively.

Included in property, plant and equipment are assets which were acquired under capital leases in the amount of $7,781 and $7,781, with accumulated amortization of $3,362 and $931 at December 31, 2000 and 1999, respectively. Depreciation expense associated with assets under capital leases is included in total depreciation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


7        EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 15% or the maximum allowable contribution by the IRS ($10.5 in 2000 and $10 in 1999 and 1998), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $779, $385, and $259 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company does not sponsor any postretirement and/or postemployment benefits.

Stock Options

The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the "1997 Option Plan") in November 1997 under which options to purchase 539,564 LLC units were outstanding as of December 31, 1998, based upon an assumed 10 million outstanding LLC units. In connection with the merger with MSLO in October 1999, the outstanding options for approximately 509,841 LLC units were converted into options to purchase 1,995,740 shares of Class A common stock of the Company. The Company has an agreement with the Martha Stewart Family Limited Partnership whereby it periodically returns to the Company on a net treasury basis shares of Class B common stock owned by it or its affiliates in amounts corresponding to the number of these options exercised during the relevant period. In 2000, 238,456 shares of Class B common stock were returned under this agreement. Accordingly, options outstanding under this plan are not dilutive. Options granted under the plan vested 10% at December 31, 1998, 10% at December 31, 1999, and 20% at December 31, 2000 and generally vest 20% and 40% on December 31 of each of the next two years. The status of this stock option plan is summarized as follows:

                                                                   Weighted
                                           Number of                average
                                              shares         exercise price
                                           ---------         --------------
Outstanding as of October 22, 1999         1,995,740                 $ 0.63
Exercised                                   (27,463)                 $ 0.60
                                           ---------                 ------
Outstanding as of December 31, 1999        1,968,277                 $ 0.63
Exercised                                  (216,069)                 $ 0.65
Cancelled                                   (77,219)                 $ 0.60
                                           ---------                 ------
Outstanding as of December 31, 2000        1,674,989                 $ 0.63
                                           =========                 ======

Options exercisable at:
   December 31, 1999                       647,815                   $ 0.63
   December 31, 2000                       753,545                   $ 0.62

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


The Company has additional stock option plans and agreements that provide for the granting of stock options to employees and non-employee members of the Company's Board of Directors. The options granted under these plans are to purchase Class A common stock at the fair market value on the date of grant. Employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options vest on the first anniversary of the date of the relevant grant. The term of the options granted under these plans are ten years. The status of these stock option plans is summarized as follows:

                                                                   Weighted
                                           Number of                average
                                              shares         exercise price
                                           ---------         --------------
Granted                                    5,131,840                $ 17.65
Exercised                                         --                     --
Cancelled                                    (1,800)                  18.00
                                           ---------                 ------
Outstanding as of December 31, 1999        5,130,040                  17.65
Granted                                    2,011,753                  18.23
Exercised                                  (223,717)                  16.16
Cancelled                                  (415,305)                  17.81
                                           ---------                 ------
Outstanding as of December 31, 2000        6,502,771                $ 17.87
                                           =========                =======
Options exercisable at:
   December 31, 1999                              --                     --
   December 31, 2000                       1,059,243                $ 17.97

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

                                               2000               1999
                                               ----               ----
    Risk-free interest rates                  6.23%               5.78%
    Dividend yields                            zero               Zero
    Expected volatility                        46%                 25%
    Expected option life                     6 years             6 years
    Fair value of options  granted            $9.71               $6.63

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the options vesting period. The pro forma effect on net income for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                            2000                1999               1998
                                            ----                ----               ----
NET INCOME
    As reported                            $21,278            $25,569            $23,806
    Pro forma                              16,205              24,569             23,753
    Pro forma earnings per share,           $0.33                  --                 --
    diluted

Equity Compensation Plans

The Company had a Phantom Performance Unit Plan, which provided for the grant of performance units to all employees of the Company with at least one year of service, other than officers, who had no minimum service period. The Phantom Plan terminated upon the completion of the initial public offering on October 22, 1999, with no benefits payable to participants. However, the Board of Directors approved the payment of an award to the participants in the Phantom Plan at termination date, whereby the Company distributed 65,800 shares of Class A common stock to the participants on the date of the initial public offering. The company recognized compensation expense of $1,184 in 1999, representing the market value of the shares distributed at the date of the distribution.

8        INCOME TAXES

Prior to its conversion to corporate form on October 22, 1999, the Company operated as a limited liability company and generally was not subject to U.S. Federal and state income taxes. The earnings of the Company were subject to local unincorporated business taxes. The results of operations were reportable by the members of the limited liability company on their respective tax returns. Effective with the conversion from a limited liability company, the Company became subject to U.S. Federal, state and local income taxes. The provision (benefit) for income taxes consists of the following for the years ended December 31, 2000, 1999 and 1998:

                                                      2000            1999            1998
                                                  --------        --------        --------
CURRENT INCOME TAXES

    Federal                                       $ 12,292        $     60              --
    State and local                                  4,190             555        $    578
    Foreign                                            376             463             491
                                                  --------        --------        --------
TOTAL CURRENT INCOME TAX EXPENSE                    16,858           1,078           1,069
                                                  --------        --------        --------

DEFERRED INCOME TAXES (BENEFIT)
    Federal                                           (640)         (2,900)             --
    State and local                                   (220)           (925)            267
TOTAL DEFERRED INCOME TAX EXPENSE (BENEFIT)           (860)         (3,825)            267
                                                  --------        --------        --------
INCOME TAX PROVISION (BENEFIT)                    $ 15,998        $ (2,747)       $  1,336
                                                  ========        ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

A reconciliation from the Federal income tax provision at the statutory rate to the effective rate for the year ended December 31, 2000 is as follows:

   Computed tax at the federal statutory rate of 35%       $ 13,047
   State income taxes, net of federal  benefit                2,581
   Non-deductible goodwill amortization                         965
   Non-deductible expense                                       315
   Non-taxable interest income                                 (910)
                                                           --------

Provision for income taxes                                 $ 15,998
                                                           ========

Effective tax rate                                             42.9%
                                                           ========


Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the conversion to a "C" corporation in 1999, the Company recognized a deferred tax benefit of $4,810 primarily related to the recognition of net deferred tax assets recorded in accordance with the provisions of SFAS No. 109. Such benefit is included in the income tax provision (benefit) in 1999. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                            2000           1999
                                         -------        -------
DEFERRED TAX ASSETS:
   Inventory obsolescence reserves       $ 1,457        $ 1,076
   Provision for doubtful accounts         1,087            815
   Accrued rent                              949            382
   Reserve for newsstand returns             743            405
   Depreciation and amortization              --            435
   Accrued compensation                      603            237
   Other                                     428            650
                                         -------        -------
   TOTAL DEFERRED TAX ASSETS               5,267          4,000
                                         -------        -------
DEFERRED TAX LIABILITIES
   Depreciation and amortization            (407)            --
                                         -------        -------
   TOTAL DEFERRED TAX LIABILITIES           (407)            --
                                         -------        -------
NET DEFERRED INCOME TAX ASSET            $ 4,860        $ 4,000
                                         =======        =======


9        RELATED PARTY TRANSACTIONS

The Company has entered into a services agreement with Time whereby Time provides certain administrative, purchasing, editing and sales services to the Company, including the purchase of paper. The cost of these services amounted to approximately $34,749, $26,812, and $26,595 in 2000, 1999, and 1998,
respectively, including $34,149, $26,205, and $26,010 of paper purchases, respectively.

The Company also entered into agreements with Time, whereby Time provides fulfillment services for Martha By Mail products and the Company's magazines. The fees for these services amounted to approximately $21,462, $16,063 and $11,264 in 2000, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

The Company also entered into an agreement with Time, whereby Time provides newsstand distribution services for the Company's magazines. The fees for these services amounted to approximately $2,091, $1,658, and $1,384 in 2000, 1999, and 1998, respectively.

The aggregate amounts due to Time included in accounts payable and accrued liabilities were approximately $11,628 and $3,682 as of December 31, 2000 and 1999, respectively. Aggregate amount due from Time included in accounts receivable, net was $1.4 million as of December 31, 2000.

Oxmoor House Inc., an affiliate of Time, currently publishes the Martha Stewart Living series of books. The Company has a contract with Oxmoor House whereby the Company and Oxmoor House split net profits from the sale of books. Income recognized under these agreements was approximately $2,327, $2,531, and $1,995, in 2000, 1999, and 1998, respectively.

The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. The fees for use of these properties amounted to $2,000, $2,000, and $1,500 in 2000, 1999, and 1998, respectively.

In March 2000, the Company repurchased 1.366 million shares of Class A common stock from Time at a purchase price of $23.79 per share, for a total consideration of $32.5 million. Concurrently, Time's put and call rights relating to its remaining equity terminated.

The Company used the services of a law firm of which Martha Stewart's son-in-law is a partner. The Company paid an aggregate of approximately $72, $166, and $92 in fees and expenses in respect of such services in 2000, 1999, and 1998, respectively.

10       NOTE PAYABLE AND LINE OF CREDIT

The Company had a note payable aggregating $27,650 to Time Publishing Ventures, Inc. at December 31, 1998. The note was due on February 3, 2001 and bore interest at the current prime rate plus 1% per annum. In March 1999, the Company entered into an agreement with Bank of America, N.A., formerly known as NationsBank, N.A., for a loan in the amount of $15,000. The proceeds from the loan were used, along with existing cash balances, to pay in full the note payable to Time Publishing Ventures aggregating $27,650 plus accrued interest. In July 1999, the Company repaid the Bank of America, N.A. loan with the proceeds received from the Kleiner Perkins investment (see Note 3).

The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $10,000 with an interest rate equal to LIBOR plus 1% per annum. The agreement also requires the Company to pay a commitment fee equal to one-quarter of 1% per annum of the unused available borrowings. As of December 31, 2000, the Company did not have any amounts outstanding under this agreement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

11       COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and equipment for terms extending through 2010 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $8,927, $3,341, and $4,100 for the years ended December 31, 2000, 1999, and 1998, respectively.

The following is a schedule of future minimum payments under capitalized and operating leases at December 31, 2000:

                                           Capitalized        Operating
                                                Leases           Leases
                                           -----------        ---------
    2001                                       $ 2,649          $ 7,645
    2002                                         2,406            7,763
    2003                                           483            7,877
    2004                                             -            8,040
    2005                                             -            8,239
    Thereafter                                       -           34,205
                                                 5,538         $ 73,769
    Total minimum lease payments                               ========
    Imputed interest                              (580)
                                               -------
    Present value of minimum capitalized
       lease payments                            4,958
    Current portion                             (2,243)
                                               -------
    Long-term capitalized lease
    obligation                                 $ 2,715
                                               =======

The Company has outstanding letters of credit for $ 2,252 as security for certain leases as of December 31, 2000.

In the ordinary course of business, the Company is involved in various legal proceedings. The Company believes that the ultimate resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the Company.


12       OTHER INFORMATION

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

Accumulated amortization of intangible assets was $11,802 and $8,851 at December 31, 2000 and 1999, respectively. Amortization expense was $2,950, $2,950, and $2,997 for the years ended December 31, 2000, 1999, and 1998, respectively.

Advertising expense was $16,276, $14,541, and $11,564 for the years ended December 31, 2000, 1999, and 1998, respectively.

Interest paid was $598, $2,705, and $3,962 for the years ended December 31, 2000, 1999, and 1998, respectively.

Income taxes paid were $10,372, $716 and $502 for the years ended December 31, 2000, 1999, and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

Included in other noncurrent assets at December 31, 2000 is an investment of approximately $13.3 million in BlueLight.com, an e-commerce company, representing an ownership interest of approximately 5%. The investment is carried at cost. In connection with its investment, the Company has the right to put its BlueLight.com investment to Kmart Corporation for the amount of its initial investment during a nine-month period beginning in March 2002. The exercise of this right is conditioned upon another minority investor in BlueLight.com exercising its similar put right during this period. Kmart Corporation is a majority stockholder of BlueLight.com.


13       INDUSTRY SEGMENTS

The Company's industry segments are discussed in Note 1. Segment information for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                                                   Internet/Direct     Corporate
                          Publishing    Television    Merchandising     Commerce        Charges       Consolidated
                          ----------    ----------    -------------     --------   ---------------    ------------
2000
    Revenues               $179,218       $ 32,464       $ 24,345       $ 49,739              --        $285,766
    Income (loss) from
       operations            66,266          5,748         24,160        (25,659)        (38,808)         31,707
    Depreciation and
       amortization              --          1,874             --            192           7,024           9,090
       Total assets          30,662         21,850          8,543         12,871         223,488         297,414
    Capital expenditures         --            702             --          1,873          22,196          24,771

1999
    Revenues               $145,520       $ 30,590       $ 20,200       $ 36,004              --        $232,314
    Income (loss) from
       operations            48,525          4,708         20,013        (14,767)        (36,157)         22,322
    Depreciation and
       amortization              --          1,569             --             --           4,991           6,560
    Total assets             24,570         20,696          7,265          7,444         221,796         281,771
    Capital expenditures         --             98             --             --           6,200           6,298

1998
    Revenues               $127,020       $ 23,351       $ 15,004       $ 14,673              --        $180,048
    Income (loss) from
       operations            42,669          3,924         15,305         (4,998)        (29,515)         27,385
    Depreciation and
       amortization              --          1,234             --             --           4,300           5,534
    Total assets             21,244         16,021          2,309          8,223          77,575         125,372
    Capital expenditures         --          2,313             --             --             417           2,730


14       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We have determined the impact of initial adoption will not have a material impact on the results of our operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


In June 2000, FASB issued Statement of Financial Accounting Standard No. 139, "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121" ("SFAS 139"). FASB 139rescinds FASB No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of Statement 53 is required to follow the guidance in AICPA Statement of Position 00-2, "Accounting by Producers and Distributors of Films." The adoption of this statement did not have a material impact on our financial position or results of operations.


15       EARNINGS PER SHARE (UNAUDITED)

The Company became a "C" Corporation on October 22, 1999. Earnings per share for the years ended December 31, 1999 and 1998 have not been presented, since prior to becoming a "C" Corporation, the Company had LLC interests outstanding and no common shares issued or outstanding. Furthermore, net income for the periods prior to October 22, 1999 do not reflect income taxes that would have been charged had the Company been a "C" Corporation. The pro forma adjustment to income tax provision reflects the income taxes that would have been recorded had the Company been a "C" Corporation for all of 1999.

Pro forma earnings per share for the year ended December 31, 1999 are calculated based upon the weighted average number of common shares outstanding during the year.

Adjusted pro forma earnings per share for the year ended December 31, 1999 is calculated based upon the number of common shares outstanding as if all common shares issued in connection with the Kleiner Perkins investment and the initial public offering were outstanding for the year in order to better reflect comparability between periods. Proceeds received from these transactions have not been included in the calculation of earnings per share.

There was no dilution from common stock equivalents outstanding during such periods and, accordingly, diluted earnings per share are not presented separately.

Year ended December 31,                                                   1999
--------------------------------------------                          ---------
Net income                                                            $ 25,569
Pro forma adjustment to income tax provision                            13,877
Pro forma net income                                                    11,692
Pro forma
    Earnings per share, basic and diluted                             $    .28
                                                                      --------
    Weighted average common shares
    outstanding, basic and diluted                                      41,720
                                                                      --------
Adjusted pro forma
    Earnings per share, basic and diluted                                $ .24
                                                                      --------
    Weighted average common shares
    outstanding, basic and diluted                                      49,588
                                                                      --------

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


16       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     First         Second         Third         Fourth
Year ended December 31, 2000                        Quarter        Quarter       Quarter        Quarter         Total
----------------------------                        -------        -------       -------        -------         -----
Revenues                                           $ 69,146       $ 69,193       $ 61,889       $ 85,538       $285,766
Income from operations                                9,347          8,543          5,200          8,617         31,707
Net income                                            5,581          5,952          3,820          5,925         21,278

EARNINGS PER SHARE
Basic                                              $    .11       $    .12       $    .08       $    .12       $    .44
Diluted                                            $    .11       $    .12       $    .08       $    .12       $    .43

WEIGHTED  AVERAGE  COMMON SHARES OUTSTANDING
Basic                                                49,616         48,277         48,365         48,473         48,678
Diluted                                              51,164         48,704         50,741         49,467         49,623

STOCK PRICE PER SHARE(4)
High                                               $  30.19       $  25.94       $  34.81       $  29.50
Low                                                $  21.13       $  13.06       $  21.06       $  17.25

                                              First         Second          Third         Fourth
Year ended December 31, 1999                 Quarter        Quarter        Quarter        Quarter         Total
----------------------------                 -------        -------        -------        -------         -----
Revenues                                    $ 53,379       $ 58,123       $ 49,838       $ 70,974       $232,314
Income from operations                         7,420          8,045          3,913          2,944         22,322
Net income(1)                                  6,619          7,547          3,474          7,929         25,569
Pro forma net income(2)                     $  3,448       $  3,965       $  1,877       $  2,402       $ 11,692

PRO FORMA(2)
Earnings per share, basic and diluted       $    .09       $    .10       $    .05       $    .05       $    .28
Weighted average shares outstanding           39,176         39,176         40,596         47,932         41,720

ADJUSTED PRO FORMA(3)
Earnings per share, basic and diluted       $    .07       $    .08       $    .04       $    .05       $    .24
Weighted average shares outstanding           49,583         49,583         49,583         49,601         49,588

STOCK PRICES PER SHARE
High                                              --             --             --       $  47.50
Low                                               --             --             --       $  20.63


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

(4) The number of holders of record of Class A and Class B common stock of the Company as of February 6, 2001, was 4,156 and one, respectively.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                      BALANCE,         CHARGED TO
                                                    BEGINNING OF        COSTS AND                     BALANCE, END
                    DESCRIPTION                         YEAR            EXPENSES      DEDUCTIONS         OF YEAR
                    -----------                     ------------       -----------    ----------      ------------
  ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  YEARS ENDED DECEMBER 31,
  2000.........................................     $1,937              $1,196          $  934            $2,199
  1999.........................................      1,202               1,572             837             1,937
  1998.........................................      1,123                 293             214             1,202

  RESERVE FOR AUDIENCE UNDER DELIVERY:
  YEARS ENDED DECEMBER 31,
  2000.........................................     $4,166              $(846)          $1,153            $2,167
  1999.........................................      4,803               2,159           2,796             4,166
  1998.........................................      1,434               5,724           2,355             4,803