Form 10-Q
period 2001-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2001-05-15
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001


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

               YES [X]                                 NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                        Class                              May 10, 2001
                Class A, $0.01 par value                    14,693,503
                Class B, $0.01 par value                    33,888,375
                                                          ---------------
                Total                                       48,581,878
                                                          ===============

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q


                                                                        Page
                                                                        ----
Part I.  Financial information

         Item 1.  Financial Statements                                    3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             10

Part II. Other Information

         Item 5.  Other Information                                      13

         Item 6.  Exhibits and Reports on Form 8-K                       13

         Signatures                                                      14

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                      March 31, 2001       December 31,
                                                                                        (unaudited)            2000
                                                                                      --------------       ------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                        $113,956            $127,425
         Accounts receivable, net                                                           51,100              48,993
         Inventories                                                                        10,421               9,433
         Deferred television production costs                                                4,207               3,949
         Other current assets                                                                6,889               6,013
                                                                                      --------------       ------------
              Total current assets                                                         186,573             195,813
                                                                                      --------------       ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                          39,572              37,349
                                                                                      --------------       ------------
INTANGIBLE ASSETS, net                                                                      50,106              47,207
                                                                                      --------------       ------------
OTHER ASSETS                                                                                18,652              17,045
                                                                                      --------------       ------------
              Total assets                                                                $294,903            $297,414
                                                                                      ==============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                         $ 34,956            $ 48,340
         Accrued payroll and related costs                                                   3,626               7,190
         Income taxes payable                                                                4,855               2,590
         Current portion of deferred subscription income                                    32,825              28,782
                                                                                      --------------       ------------
              Total current liabilities                                                     76,262              86,902
                                                                                      --------------       ------------
DEFERRED SUBSCRIPTION INCOME                                                                 9,805               8,614
                                                                                      --------------       ------------
OTHER NONCURRENT LIABILITIES                                                                 5,291               5,782
                                                                                      --------------       ------------
              Total liabilities                                                             91,358             101,298
                                                                                      --------------       ------------

SHAREHOLDERS' EQUITY
      Class A common stock, $.01 par value, 350,000 shares
         authorized; 14,687 and 14,559 shares outstanding in
         2001 and 2000, respectively                                                           147                 146
      Class B common stock, $.01 par value, 150,000 shares
         authorized; 33,888 outstanding in 2001 and 2000                                       339                 339
      Capital in excess of par value                                                       169,748             168,528
      Retained earnings                                                                     33,311              27,103
                                                                                      --------------       ------------
              Total shareholders' equity                                                   203,545             196,116
                                                                                      --------------       ------------
              Total liabilities and shareholders' equity                                  $294,903            $297,414
                                                                                      ==============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
Revenues
       Publishing                                       $47,473      $44,969
       Television                                         6,443        7,343
       Merchandising                                      7,828        6,190
       Internet/Direct Commerce                           9,501       10,644
                                                        --------    --------
             Total revenues                              71,245       69,146
                                                        --------    --------
Operating costs and expenses
       Production, distribution and editorial            35,755       36,133
       Selling and promotion                             12,434       11,203
       General and administrative                        10,932       10,351
       Depreciation and amortization                      2,716        2,112
                                                        --------    --------
             Total operating costs and expenses          61,837       59,799
                                                        --------    --------
Income from operations                                    9,408        9,347
    Interest income, net                                  1,295        1,385
                                                        --------    --------
Income before income taxes                               10,703       10,732

      Income tax provision                                4,495        5,151
                                                        --------    --------
Net income                                              $ 6,208      $ 5,581
                                                        ========    ========
Basic earnings per share                                $  0.13      $  0.11
                                                        --------    --------
Basic average shares outstanding                         48,516       49,616
                                                        --------    --------
Diluted earnings per share                              $  0.13      $  0.11
                                                        --------    --------
Diluted average shares outstanding                       49,176       51,164
                                                        --------    --------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2001
                            (unaudited, in thousands)

                                                     Class A                  Class B
                                                   common stock            common stock        Capital in
                                                ------------------      -------------------     excess of   Retained
                                                Shares      Amount      Shares       Amount     par value   earnings      Total
                                                ------      ------      ------       ------    ----------   --------     --------
Balance at January 1, 2001                      14,559       $146       33,888        $339       $168,528    $27,103     $196,116
Net income for the period                            -          -            -           -              -      6,208        6,208
Issuance of shares for stock option
   exercises                                       128          1            -           -          1,220          -        1,221
                                                ------      ------      ------       ------    ----------   --------     --------
Balance at March 31, 2001                       14,687       $147       33,888        $339       $169,748    $33,311     $203,545
                                                ======      ======      ======       ======    ==========   ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                          2001           2000
                                                                                        ---------      ---------
Cash flows from operating activities
         Net income                                                                     $   6,208      $   5,581
         Adjustments to reconcile net income to net
            cash used in operating activities
                Depreciation and amortization                                               2,716          2,112
                Changes in operating assets and liabilities                               (17,985)        (9,184)
                                                                                        ---------      ---------

                      Net cash used in operating activities, net of assets acquired        (9,061)        (1,491)
                                                                                        ---------      ---------

Cash flows from investing activities
                Equity investment                                                              --        (13,297)
                Acquisition of business                                                    (3,824)            --
                Capital expenditures                                                       (3,805)        (2,353)
                                                                                        ---------      ---------

                      Net cash used in investing activities                                (7,629)       (15,650)
                                                                                        ---------      ---------

Cash flows from financing activities
                Repurchase of common stock                                                     --        (32,492)
                Issuance of note payable                                                    2,000             --
                Proceeds received from stock option exercises                               1,221             --
                                                                                        ---------      ---------

                      Net cash provided by (used) in financing activities                   3,221        (32,492)
                                                                                        ---------      ---------

                      Net decrease in cash                                                (13,469)       (49,633)

Cash and cash equivalents, beginning of period                                            127,425        154,749
                                                                                        ---------      ---------
Cash and cash equivalents, end of period                                                $ 113,956      $ 105,116
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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


1.    Accounting policies

      a. General

      Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as the "Company."

      The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2000.

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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.    Inventories

      The components of inventories are as follows:

                                              March 31,         December 31,
                                                2001                2000
                                              --------          -----------
            Paper                              $ 4,120            $ 4,151
            Product merchandise                  6,301              5,282
                                               -------            -------
                                               $10,421            $ 9,433
                                               =======            =======

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

      The computations of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 are set forth below:

                                                            Three months ended
                                                                 March 31,
                                                           -------------------
                                                             2001        2000
                                                           -------     -------
Numerator for basic and diluted earnings per share-
   net income available to common shareholders             $ 6,208     $ 5,581
                                                           -------     -------

Denominator for basic earnings per share- weighted
   average number of common shares outstanding              48,516      49,616
Effect of dilutive securities- dilutive potential
   common shares                                               660       1,548
                                                           -------     -------
Denominator for diluted earnings per share-
   weighted average number of common shares and
   dilutive potential common shares                         49,176      51,164
                                                           -------     -------

Earnings per share- basic                                  $  0.13     $  0.11
                                                           -------     -------

Earnings per share- diluted                                $  0.13     $  0.11
                                                           -------     -------

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

4.    Industry segments

      The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets, weekly segments on CBS's The Early Show broadcast, as well as periodic prime time specials. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog, a wedding registry and gift business, and the website marthastewart.com

      Revenues for each segment are presented in the condensed consolidated income statements. Income from operations for each segment were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
Publishing                                             $ 17,349      $ 17,439
Television                                                  299         1,307
Merchandising                                             7,560         6,129
Internet/Direct Commerce                                 (5,963)       (5,971)
                                                       --------      --------
Total before corporate charges                           19,245        18,904

Corporate                                                (9,837)       (9,557)
                                                       --------      --------

Income from operations                                 $  9,408      $  9,347
                                                       ========      ========

5.    Acquisition of The Wedding List

      In March 2001, the Company acquired certain assets and liabilities of The Wedding List, a wedding registry and gift business. The purchase price was approximately $3.9 million, consisting of cash of $1.9 million and a short-term note payable of $2.0 million, payable within 90 days of closing. Goodwill of approximately $3.6 million was recognized from the transaction based upon a preliminary estimate of the purchase price. Goodwill will be amortized over twenty years.

6.    Supplemental Cash Flow Information

                                               Three Months Ended
                                                    March 31,
                                             ---------------------
                                               2001         2000
                                             --------     --------
      Cash paid for interest                 $    122     $    194
      Cash paid for income taxes                2,230          344

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc. and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------
                                                      (in thousands, except
                                                        per share amounts)
Revenues
       Publishing                                      $ 47,473     $ 44,969
       Television                                         6,443        7,343
       Merchandising                                      7,828        6,190
       Internet/Direct Commerce                           9,501       10,644
                                                       --------     --------
              Total revenues                             71,245       69,146
                                                       --------     --------
Operating costs and expenses
       Production, distribution and editorial            35,755       36,133
       Selling and promotion                             12,434       11,203
       General and administrative                        10,932       10,351
       Depreciation and amortization                      2,716        2,112
                                                       --------     --------
              Total operating costs and expenses         61,837       59,799
                                                       --------     --------
Income from operations                                    9,408        9,347
                                                       --------     --------
Interest income , net                                     1,295        1,385
                                                       --------     --------
Income before income taxes                               10,703       10,732
                                                       --------     --------
Income tax provision                                      4,495        5,151
                                                       --------     --------
Net income                                                6,208        5,581
                                                       ========     ========
Earnings per share- basic                              $   0.13     $   0.11
                                                       ========     ========
Earnings per share- diluted                            $   0.13     $   0.11
                                                       ========     ========

Revenues. Total revenues increased $2.1 million, or 3.0%, to $71.2 million for the three months ended March 31, 2001, from $69.1 million for the three months ended March 31, 2000. Publishing revenues increased $2.5 million, or 5.5%, to $47.5 million for the three months ended March 31, 2001, from $45.0 million for the three months ended March 31, 2000. This increase was primarily due to revenues from the publication of a custom published magazine, Martha Stewart Everyday Garden, as well as increased newsstand sales of Martha Stewart Living magazine, partially offset by lower advertising revenues in Martha Stewart Living magazine due to lower advertising pages sold. Television revenues decreased $0.9 million, or 12.3%, to $6.4 million for the three months ended March 31, 2001, from $7.3 million for the three months ended March 31, 2000. The decrease is due primarily to lower syndication advertising revenues on the Martha Stewart Living program due to lower ratings and lower cable television advertising revenues due primarily to market conditions. Merchandising revenues increased $1.6 million, or 26.5%, to $7.8 million for the three months ended March 31, 2001, from $6.2 million for the three months ended March 31, 2000, primarily as a result of increased revenues earned on our Martha Stewart Everyday products sold at Kmart. Internet/Direct Commerce revenues decreased $1.1 million, or 10.7%, to $9.5 million for the three months ended March 31, 2001, from $10.6 million for the three months ended March 31, 2000, due to lower advertising revenues of $0.7 million and lower product sales of $0.4 million.

Production, distribution and editorial. Production, distribution and editorial expenses decreased $0.4 million, or 1.0%, to $35.8 million for the three months ended March 31, 2001, from $36.1 million for the three months ended March 31, 2000. Publishing segment costs increased $1.8 million primarily from the publication of Martha Stewart Everyday Garden. Internet/Direct Commerce segment costs decreased $2.2 million due to a decrease in cost of goods sold and fulfillment costs, each as a result of lower product revenues, and lower catalog production and distribution costs due to lower catalog circulation.

Selling and promotion. Selling and promotion expenses increased $1.2 million, or 11.0%, to $12.4 million for the three months ended March 31, 2001, from $11.2 million for the three months ended March 31, 2000. Publishing segment costs increased $0.6 million resulting primarily from higher newsstand circulation costs associated with higher newsstand sales. Internet/Direct Commerce segment costs increased $0.4 million resulting from higher costs associated with increased promotional spending. Television segment costs were $0.2 million higher resulting from the collection in March 2000 of certain previously reserved accounts receivable.

General and administrative. General and administrative expenses increased $0.6 million, or 5.6%, to $10.9 million for the three months ended March 31, 2001, from $10.3 million for the three months ended March 31, 2000. The higher expenses were incurred primarily as a result of higher occupancy costs related to our new office facility, which we began occupying in December 2000.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 28.6%, to $2.7 million for the three months ended March 31, 2001, from $2.1 million for the three months ended March 31, 2000. The increase is primarily due to depreciation of capital expenditures incurred for our new office facility, which we began occupying in December 2000.

Interest income, net. Interest income , net was $1.3 million for the three months ended March 31, 2001, compared to $1.4 million for the three months ended March 31, 2000, due to lower average cash balances and lower interest rates during the 2001 quarter.

Income tax provision. Income tax provision for the three months ended March 31, 2001 was $4.5 million, representing a 42% effective income tax rate. Income tax provision for the three months ended March 31, 2000 was $5.2 million, representing a 48% effective income tax rate. The lower rate in 2001 is due to the effect of tax-free interest income earned on invested cash.

Net income. Net income was $6.2 million for the three months ended March 31, 2001, compared to net income of $5.6 million for the three months ended March 31, 2000, as a result of the above mentioned factors.

Earnings per share. Basic and diluted earnings per share were $0.13 per share for the three months ended March 31, 2001, compared to $0.11 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $114.0 million at March 31, 2001, compared to $127.4 million at December 31, 2000.

Cash flows used in operating activities were $9.1 million during the three months ended March 31, 2001, resulting primarily from lower accounts payable and accrued liabilities due to timing of payments. Cash flows used in operating activities were $1.2 million during the three months ended March 31, 2000.

Cash flows used in investing activities were $7.6 million for the three months ended March 31, 2001, reflecting a $3.8 million net asset purchase of The Wedding List, and $3.8 million of capital expenditures, primarily for our internet technology upgrade project. Cash flows used in investing activities were $15.7 million during the three months ended March 31, 2000, reflecting a $13.3 million investment in BlueLight.com and capital expenditures of $2.4 million.

Cash flows provided by financing activities for the three months ended March 31, 2001 were $3.2 million, representing the issuance of a $2.0 million short term note payable in connection with The Wedding List acquisition and $1.2 million of proceeds received from the exercise of employee stock options. Cash used in financing activities was $32.5 million during the three months ended March 31, 2000, resulting from the repurchase of 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of March 31, 2001, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine was published eleven times in 2000: three issues in each of the first, second and fourth quarters and two issues in the third quarter. In 2001, Martha Stewart Living magazine will be published twelve times. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, we periodically publish special interest publications, such as Martha Stewart Baby and Martha Stewart Holiday. Furthermore, the number of advertising pages per issue tends to be higher in issues published in the fourth quarter. Revenue and income from operations for the Television segment tend to be higher in the fourth quarter due to generally higher ratings and the broadcast of prime time television specials. Internet/Direct Commerce segment revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonal nature of certain products.

PART II: OTHER INFORMATION


ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; the resolution of issues concerning commercial activities via the Internet, including security, privacy, reliability, cost, ease of use and access and sales taxes; changes in government regulations affecting our industries; and unexpected changes in interest rates. Additional information regarding some of these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001) under the caption "Risk Factors."



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     No exhibits are filed as part of this report


(b) Reports on Form 8-K

      No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MARTHA STEWART LIVING OMNIMEDIA, INC.



Date: May 15, 2001  By:          /s/ James Follo
                        --------------------------------------------------------

                        Name:  James Follo
                        Title: Executive Vice President, Chief Financial Officer

                               (Duly Authorized Officer and Principal
                                Financial Officer)