Form 10-Q
period 2001-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2001-08-14
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001


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

                                YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                           Class                         August 9, 2001
              Class A, $0.01 par value                         14,808,419
              Class B, $0.01 par value                         33,888,375
                                                               ----------
              Total                                            48,696,794
                                                               ==========

                      Martha Stewart Living Omnimedia, Inc.


                               Index to Form 10-Q

                                                                            Page
                                                                            ----
Part I.     Financial information

            Item 1.     Financial Statements                                  2

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                            9

Part II.    Other Information

            Item 4.     Submission of matters to a vote of security          13
                        holders

            Item 5.     Other Information                                    13

            Item 6.     Exhibits and Reports on Form 8-K                     14

            Signatures                                                       15

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                                          June 30,         December 31,
                                                                            2001              2000
                                                                          --------          --------
                                                                        (unaudited)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                         $123,346          $127,425
        Accounts receivable, net                                            41,245            48,993
        Inventories                                                         12,145             9,433
        Deferred television production costs                                 4,408             3,949
        Other current assets                                                 5,756             6,013
                                                                          --------          --------
                             Total current assets                          186,900           195,813
                                                                          --------          --------
PROPERTY, PLANT AND EQUIPMENT, net                                          41,992            37,349
                                                                          --------          --------
INTANGIBLE ASSETS, net                                                      49,374            47,207
                                                                          --------          --------
OTHER ASSETS                                                                18,681            17,045
                                                                          --------          --------
                                 Total assets                             $296,947          $297,414
                                                                          ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                          $ 35,566          $ 48,340
        Accrued payroll and related costs                                    7,339             7,190
        Income taxes payable                                                   452             2,590
        Current portion of deferred subscription income                     29,827            28,782
                                                                          --------          --------
                          Total current liabilities                         73,184            86,902
                                                                          --------          --------
DEFERRED SUBSCRIPTION INCOME                                                 8,909             8,614
                                                                          --------          --------
OTHER NONCURRENT LIABILITIES                                                 4,777             5,782
                                                                          --------          --------
                          Total liabilities                                 86,870           101,298
                                                                          --------          --------

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares
        authorized; 14,808 and 14,559 shares outstanding in 2001
        and 2000, respectively                                                 148               146
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 33,888 outstanding in 2001 and 2000                        339               339
     Capital in excess of par value                                        171,080           168,528
     Retained earnings                                                      38,510            27,103
                                                                          --------          --------
                        Total shareholders' equity                         210,077           196,116
                                                                          --------          --------
                  Total liabilities and shareholders' equity              $296,947          $297,414
                                                                          ========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)


                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                        ------------------------          --------------------------
                                                          2001             2000              2001              2000
                                                        -------          -------          --------          --------
Revenues
      Publishing                                        $42,182          $43,132          $ 89,653          $ 88,101
      Television                                          6,899            6,990            13,343            14,333
      Merchandising                                       8,796            5,968            16,624            12,158
      Internet/Direct Commerce                           11,813           13,103            21,314            23,747
                                                        -------          -------          --------          --------
            Total revenues                               69,690           69,193           140,934           138,339
                                                        -------          -------          --------          --------
Operating costs and expenses
      Production, distribution and editorial             36,990           36,511            72,745            72,644
      Selling and promotion                              10,976           11,334            23,409            22,537
      General and administrative                         10,629           10,481            21,561            20,832
      Depreciation and amortization                       3,226            2,324             5,942             4,436
                                                        -------          -------          --------          --------
            Total operating costs and expenses           61,821           60,650           123,657           120,449
                                                        -------          -------          --------          --------

Income from operations                                    7,869            8,543            17,277            17,890
    Interest income, net                                  1,096            1,313             2,392             2,698
                                                        -------          -------          --------          --------
Income before income taxes                                8,965            9,856            19,669            20,588

     Income tax provision                                 3,766            3,904             8,262             9,055
                                                        -------          -------          --------          --------
Net income                                              $ 5,199          $ 5,952          $ 11,407          $ 11,533
                                                        =======          =======          ========          ========
Earnings per share
   Basic                                                $  0.11          $  0.12          $   0.23          $   0.24
                                                        =======          =======          ========          ========
   Diluted                                              $  0.11          $  0.12          $   0.23          $   0.23
                                                        =======          =======          ========          ========
Weighted average common shares outstanding
   Basic                                                 48,608           48,277            48,562            48,946
   Diluted                                               49,081           48,704            49,129            50,090


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2001
                            (unaudited, in thousands)


                                               Class A              Class B
                                             common stock         common stock
                                          ------------------      ------------------
                                                                                         Capital in
                                                                                        excess of par   Retained
                                          Shares      Amount      Shares      Amount       value        earnings         Total
                                          ------      ------      ------      ------       -----        --------         -----
Balance at January 1, 2001                14,559       $146       33,888       $339       $168,528       $27,103       $196,116
Net income for the period                     --         --           --         --             --        11,407         11,407
Issuance of shares for stock option
   exercises                                 249          2           --         --          2,552            --          2,554
                                          ------       ----       ------       ----       --------       -------       --------
Balance at June 30, 2001                  14,808       $148       33,888       $339       $171,080       $38,510       $210,077
                                          ======       ====       ======       ====       ========       =======       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                2001             2000
                                                                             ---------        ---------
Cash flows from operating activities
        Net income                                                           $  11,407        $  11,533
        Adjustments to reconcile net income to net
           cash provided by operating activities
              Depreciation and amortization                                      5,942            4,436
              Changes in operating assets and liabilities                      (11,492)          (2,890)
                                                                             ---------        ---------
                   Net cash provided by operating activities                     5,857           13,079
                                                                             ---------        ---------
Cash flows from investing activities
              Equity investment                                                     --          (13,297)
              Acquisition of business                                           (3,830)              --
              Capital expenditures                                              (8,660)          (6,181)
                                                                             ---------        ---------
                   Net cash used in investing activities                       (12,490)         (19,478)
                                                                             ---------        ---------
Cash flows from financing activities
              Repurchase of common stock                                            --          (32,488)
              Proceeds received from stock option exercises                      2,554               --
                                                                             ---------        ---------
                   Net cash provided by (used in) financing activities           2,554          (32,488)
                                                                             ---------        ---------
                   Net decrease in cash                                         (4,079)         (38,887)

Cash and cash equivalents, beginning of period                                 127,425          154,749
                                                                             ---------        ---------
Cash and cash equivalents, end of period                                     $ 123,346        $ 115,862
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

      c. Intangible assets

      Intangible assets, representing the excess of purchase price over net assets acquired, are being amortized over twenty years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of intangible assets, principally based on forecasts of future undiscounted cash flows.

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

      e. New Accounting pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The standard is effective beginning January 1, 2002. The Company has yet to determine the impact of the standard on its financial position and results of operations.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.    Inventories

      The components of inventories are as follows:

                                      June 30,    December 31,
                                        2001         2000
                                      -------       ------
            Paper                     $ 5,413       $4,151

            Product merchandise         6,732        5,282
                                      -------       ------

                                      $12,145       $9,433
                                      =======       ======

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

4.    Industry segments

      The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets, weekly segments on CBS's The Early Show broadcast, as well as periodic prime time specials. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog, a wedding registry and gift business, and the website marthastewart.com.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

      Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment were as follows:


                                              Three Months Ended             Six Months Ended
                                                   June 30,                        June 30,
                                           ------------------------        ------------------------
                                             2001            2000            2001            2000
                                           --------        --------        --------        --------
            Publishing                     $ 15,238        $ 16,331        $ 32,553        $ 33,770
            Television                          888           1,341           1,189           2,648
            Merchandising                     8,468           5,923          16,027          12,052
            Internet/Direct Commerce         (6,898)         (5,440)        (12,860)        (11,410)
                                           --------        --------        --------        --------

            Total before corporate           17,696          18,155          36,909          37,060
            charges

            Corporate charges                (9,827)         (9,612)        (19,632)        (19,170)
                                           --------        --------        --------        --------

            Income from operations         $  7,869        $  8,543        $ 17,277        $ 17,890
                                           ========        ========        ========        ========

5.    Acquisition of The Wedding List

      In March 2001, the Company acquired certain assets and liabilities of The Wedding List, a wedding registry and gift business. The purchase price was approximately $3.8 million. Goodwill of approximately $3.6 million, recognized from the transaction based upon a preliminary estimate of the purchase price, is being amortized over twenty years.



6.    Supplemental Cash Flow Information

                                              Three Months Ended             Six Months Ended
                                                   June 30,                        June 30,
                                           ------------------------        ------------------------
                                             2001            2000            2001            2000
                                           --------        --------        --------        --------
            Cash paid for interest           $  109        $  158           $   231         $  363

            Cash paid for income taxes       $8,170        $6,546           $10,400         $6,889


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE
30, 2000

                                                                Three Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                             2001                2000
                                                           -------             -------
                                                    (in thousands, except per share amounts)

Revenues
      Publishing                                           $42,182             $43,132
      Television                                             6,899               6,990
      Merchandising                                          8,796               5,968
      Internet/Direct Commerce                              11,813              13,103
                                                           -------             -------
            Total revenues                                  69,690              69,193
                                                           -------             -------
Operating costs and expenses
      Production, distribution and editorial                36,990              36,511
      Selling and promotion                                 10,976              11,334
      General and administrative                            10,629              10,481
      Depreciation and amortization                          3,226               2,324
                                                           -------             -------
            Total operating costs and expenses              61,821              60,650
                                                           -------             -------
Income from operations                                       7,869               8,543
                                                           -------             -------
Interest income (expense), net                               1,096               1,313
                                                           -------             -------
Income before income taxes                                   8,965               9,856
Income tax provision                                         3,766               3,904
                                                           -------             -------
Net income                                                 $ 5,199             $ 5,952
                                                           =======             =======
Earnings per share - basic                                 $  0.11             $  0.12
                                                           =======             =======

Earnings per share - diluted                               $  0.11             $  0.12
                                                           =======             =======

Revenues. Total revenues increased $.5 million to $69.7 million for the three months ended June 30, 2001, from $69.2 million for the three months ended June 30, 2000. Publishing revenues decreased $.9 million, or 2%, to $42.2 million for the three months ended June 30, 2001, from $43.1 million for the three months ended June 30, 2000. This decrease was primarily due to a decrease in advertising revenues as a result of a decrease in advertising pages sold in the Martha Stewart Living magazine which was partially offset by revenues from the initial issue of Martha Stewart Kids. Television revenues were comparable for both periods. Merchandising revenues increased $2.8 million, or 47%, to $8.8 million for the three months ended June 30, 2001, from $6.0 million for the three months ended June 30, 2000, primarily as a result of additional revenues from the sale of our Martha Stewart Everyday products sold at Kmart, which reflected the launch of a new housewares product line. Internet/Direct Commerce revenues decreased $1.3 million, or 10%, to $11.8 million for the three months ended June 30, 2001, from $13.1 million for the three months ended June 30, 2000, due to lower advertising of $.6 million and lower product sales of $.7 million.


Production, distribution and editorial. Production, distribution and editorial expenses increased $.5 million, or 1%, to $37.0 million for the three months ended June 30, 2001, from $36.5 million for the three months ended June 30, 2000. Publishing segment costs increased $1.1 million primarily from the expenses associated with the initial publication of Martha Stewart Kids. Internet/Direct Commerce expenses decreased by $.6 million primarily due to a reduction in catalogue production and distribution costs due to lower catalog circulation and reductions in outside consulting fees, offset by costs of $.9 million associated with the acquired Wedding List business.

Selling and promotion. Selling and promotion expenses decreased $.3 million, or 3%, to $11.0 million for the three months ended June 30, 2001, from $11.3 million for the three months ended June 30, 2000. Publishing segment costs decreased $1.2 million resulting from lower circulation costs. Internet/Direct Commerce costs increased $.6 million primarily from the acquired business.

General and administrative. General and administrative expenses were comparable for both periods at $10.6 million and $10.5 million for the three months ended June 30, 2001 and June 30, 2000, respectively.

Depreciation and amortization. Depreciation and amortization increased $.9 million, or 39%, to $3.2 million for the three months ended June 30, 2001, from $2.3 million for the three months ended June 30, 2000. The increase is primarily due to depreciation of capital expenditures incurred for our new office facility, which we began occupying in December 2000.

Interest income, net. Interest income, net was $1.1 million for the three months ended June 30, 2001, compared to $1.3 million for the three months ended June 30, 2000, due primarily to lower interest rates during the 2001 quarter.

Income tax provision. Income tax provision for the three months ended June 30, 2001 was $3.8 million, representing a 42% effective income tax rate. Income tax provision for the three months ended June 30, 2000 was $3.9 million, representing a 39.6% effective income tax rate. The low rate in 2000 primarily reflected an adjustment for a shift to tax free interest income earned on invested cash.

Net income. Net income was $5.2 million for the three months ended June 30, 2001, compared to net income of $6.0 million for the three months ended June 30, 2000, as a result of the above mentioned factors.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30,
2000


                                                         Six Months Ended
                                                             June 30,
                                                 -------------------------------
                                                    2001                  2000
                                                 --------               --------
                                           (in thousands, except per share amounts)
Revenues

     Publishing                                  $ 89,653               $ 88,101
     Television                                    13,343                 14,333
     Merchandising                                 16,624                 12,158
     Internet/Direct Commerce                      21,314                 23,747
                                                 --------               --------
         Total revenues                           140,934                138,339
                                                 --------               --------
Operating costs and expenses
     Production, distribution and
     editorial                                     72,745                 72,644
     Selling and promotion                         23,409                 22,537
     General and administrative                    21,561                 20,832
     Depreciation and amortization                  5,942                  4,436
                                                 --------               --------
         Total operating costs and
         expenses                                 123,657                120,449
                                                 --------               --------
Income from operations                             17,277                 17,890
                                                 --------               --------
Interest income (expense), net                      2,392                  2,698
                                                 --------               --------
Income before income taxes                         19,669                 20,588
Income tax provision                                8,262                  9,055
                                                 --------               --------
Net income                                       $ 11,407               $ 11,533
                                                 ========               ========
Earnings per share - basic                       $   0.23               $   0.24
                                                 ========               ========
Earnings per share - diluted                     $   0.23               $   0.23
                                                 ========               ========

Revenues. Total revenues increased $2.6 million, or 2%, to $140.9 million for the six months ended June 30, 2001, from $138.3 million for the six months ended June 30, 2000. Publishing revenues increased $1.6 million, or 2%, to $89.7 million for the six months ended June 30, 2001, from $88.1 million for the six months ended June 30, 2000. This increase was primarily due to revenues from the publication of a custom published magazine, Martha Stewart Everyday Garden, and the initial publication of Martha Stewart Kids, partially offset by lower advertising revenues in Martha Stewart Living magazine due to lower advertising pages sold. Television revenues decreased $1.0 million, or 7%, to $13.3 million for the six months ended June 30, 2001 from $14.3 million for the six months ended June 30, 2000. The decrease is due primarily to lower syndication advertising revenues on the Martha Stewart Living program due to lower ratings and lower cable television advertising revenues due primarily to advertising market conditions and lower ratings. Merchandising revenues increased $4.4 million, or 36%, to $16.6 million for the six months ended June 30, 2001, from $12.2 million for the six months ended June 30, 2000, primarily as a result of additional revenues received from our Martha Stewart Everyday products sold at Kmart, which included the launch of a new housewares product line. Internet/Direct Commerce revenues decreased $2.4 million, or 10%, to $21.3 million for the six months ended June 30, 2001, from $23.7 million for the six months ended June 30, 2000, due to lower advertising of $1.3 million and lower product sales of $1.1 million.

Production, distribution and editorial. Production, distribution and editorial expenses were comparable at $72.7 million for the six months ended June 30, 2001 and $72.6 million for the six months ended June 30, 2000. Publishing segment costs increased $2.9 million primarily from the publication of Martha Stewart Everyday Garden and Martha Stewart Kids. Internet/Direct Commerce costs decreased $2.8 million due primarily to lower catalog production and distribution costs due to lower catalog circulation, reductions in outside consulting fees and a decrease in cost of goods sold and fulfillment costs, each as a result of lower product sales. These costs were partially offset by $1.3 million of costs associated with the acquired Wedding List business.

Selling and promotion. Selling and promotion expenses increased $.9 million, or 4% to $23.4 million for the six months ended June 30, 2001 from $22.5 million for the six months ended June 30, 2000 primarily attributable to Internet/Direct Commerce cost increases of $1.1 million. Internet/Direct Commerce costs increased primarily due to increased promotional spending of $.4 million and costs of $.6 million primarily from the acquired business.

General and administrative. General and administrative expenses increased $0.8 million, or 4%, to $21.6 million for the six months ended June 30, 2001, from $20.8 million for the six months ended June 30, 2000. The higher expenses have been incurred primarily as a result of higher occupancy costs related to our new office facility, which we began occupying in December 2000.

Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 34% to $5.9 million for the six months ended June 30, 2001, from $4.4 million for the six months ended June 30, 2000. The increase is attributable to higher levels of property and equipment associated with our new facility.

Interest income, net. Interest income, net was $2.4 million for the six months ended June 30, 2001, compared to $2.7 million for the six months ended June 30, 2000, due to lower average cash balances and lower interest rates during 2001.

Income tax provision. Income tax provision for the six months ended June 30, 2001 was $8.3 million, representing a 42% effective income tax rate. Income tax provision for the six months ended June 30, 2001 was $9.1 million, representing a 44.2% effective income tax rate. The lower rate in 2001 is due to the effect of tax-free interest income earned on invested cash.

Net income. Net income was $11.4 million for the six months ended June 30, 2001, compared to net income of $11.5 million for the six months ended June 30, 2000, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES


Cash flows from operating activities were $5.9 and $13.1 million during the six months ended June 30, 2001, and 2000, respectively, resulting primarily from net earnings in the period offset by payments for accounts payable and accrued liabilities. Payments for accounts payable and accrued liabilities in the six months ended June 30, 2001 exceeded the prior year primarily as a result of payments for our new office facility and our internet technology upgrade project.

Cash flows used in investing activities were $12.5 million for the six months ended June 30, 2001, reflecting a $3.8 million net asset purchase of The Wedding List, and $8.7 million of capital expenditures, primarily for our internet technology upgrade project. Cash flows used in investing activities were $19.5 million during the six months ended June 30, 2000, reflecting an investment in Bluelight.com of $13.3 million and capital expenditures of $6.2 million. Subsequent to June 30, 2001, the company received cash of $13.3 million, in exchange for its stock in Bluelight.com. The amount received was equal to the company's carrying value in the investment.

Cash flows provided by financing activities for the six months ended June 30, 2001 were $2.6 million, representing proceeds received from the exercise of employee stock options. Cash used in financing activities was $32.5 million during the six months ended June 30, 2000 representing repurchased Class A common stock from Time Publishing Ventures Inc.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of June 30, 2001, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities, will be sufficient to meet our operating and recurring cash needs for foreseeable periods.


SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Living magazine was published eleven times in 2000: three issues in each of the first, second and fourth quarters and two issues in the third quarter. In 2001, Martha Stewart Living magazine will be published twelve times. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. In addition, we periodically publish special interest publications, such as Martha Stewart Baby, Martha Stewart Kids, and Martha Stewart Holiday. Furthermore, the number of advertising pages per issue tends to be higher in issues published in the fourth quarter. Revenue and income from operations for the Television segment tend to be higher in the fourth quarter due to generally higher ratings and the broadcast of prime time television specials. Internet/Direct Commerce segment revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonal nature of certain products.

PART II:  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2001 Annual Meeting of Stockholders on May 2, 2001.

(c) The following matter was acted upon at the meeting by holders of Class A Common Stock and Class B Common Stock voting as one class with the following results:

      Election of directors to hold office until our next annual meeting. The vote on this matter was as follows:


                                                                                   BROKER
                                          FOR             VOTE WITHHELD           NON-VOTES
                                    --------------       ---------------       --------------
           Charlotte L. Beers         351,333,511             36,323                  0
           L. John Doerr              351,336,030             33,804                  0
           Arthur C. Martinez         351,336,243             33,591                  0
           Sharon Patrick             351,131,996            237,838                  0
           Naomi O. Seligman          351,331,645             38,189                  0
           Martha Stewart             351,136,720            233,114                  0


ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; operational problems at any of our contractual business partners; the receptivity of consumers to our product introductions; and changes in government regulations affecting our industries. Additional information regarding some of these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001) under the caption "Risk Factors."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are filed as part of this report:


                  EXHIBIT
                  NUMBER              EXHIBIT TITLE
                  ------              -------------
                   10.1        --   Lease, dated as of October 1,
                               2000, between Newtown Group Properties
                               Limited Partnership and Martha Stewart
                               Living Omnimedia, Inc.

                   10.2        --   Termination of Leases, etc.,
                               dated as of October 1, 2000, between
                               Newtown Group Properties Limited
                               Partnership and Martha Stewart Living
                               Omnimedia, Inc.

                   10.3        --   License Agreement, dated June 21,
                               2001, by and between MSO IP Holdings,
                               Inc. and Kmart Corporation.


(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MARTHA STEWART LIVING OMNIMEDIA, INC.



Date: August 14, 2001          By:                  /s/ James Follo
                                    ------------------------------------------

                              Name:   James Follo
                              Title:  Executive Vice President, Chief
                                      Financial Officer

                               INDEX TO EXHIBITS

                  EXHIBIT
                  NUMBER              EXHIBIT TITLE
                  ------              -------------
                   10.1        --   Lease, dated as of October 1,
                               2000, between Newtown Group Properties
                               Limited Partnership and Martha Stewart
                               Living Omnimedia, Inc.

                   10.2        --   Termination of Leases, etc.,
                               dated as of October 1, 2000, between
                               Newtown Group Properties Limited
                               Partnership and Martha Stewart Living
                               Omnimedia, Inc.

                   10.3        --   License Agreement, dated June 21,
                               2001, by and between MSO IP Holdings,
                               Inc. and Kmart Corporation.