Form 10-Q
period 2001-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2001-11-14
CIK 1091801

                        SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
                     Class                      November 3, 2001

            Class A, $0.01 par value               15,117,620
            Class B, $0.01 par value               33,619,375
                                                   ----------
            Total                                  48,736,995
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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                       September 30,    December 31,
                                                                                          2001              2000
                                                                                       ------------     -----------
ASSETS                                                                                 (unaudited)
------
CURRENT ASSETS
        Cash and cash equivalents                                                       $ 131,657         $127,425
        Accounts receivable, net                                                           49,270           48,993
        Inventories                                                                        13,029            9,433
        Deferred television production costs                                                4,119            3,949
        Other current assets                                                                8,699            6,013
                                                                                        ---------         --------
                             Total current assets                                         206,774          195,813
                                                                                        ---------         --------
PROPERTY, PLANT AND EQUIPMENT, net                                                         46,066           37,349
                                                                                        ---------         --------
INTANGIBLE ASSETS, net                                                                     48,590           47,207
                                                                                        ---------         --------
OTHER ASSETS                                                                                5,588           17,045
                                                                                        ---------         --------
                                 Total assets                                           $ 307,018         $297,414
                                                                                        =========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                                        $  43,944         $ 48,340
        Accrued payroll and related costs                                                   6,248            7,190
        Income taxes payable                                                                2,080            2,590
        Current portion of deferred subscription income                                    28,235           28,782
                                                                                        ---------         --------
                          Total current liabilities                                        80,507           86,902
                                                                                        ---------         --------
DEFERRED SUBSCRIPTION INCOME                                                                7,505            8,614
                                                                                        ---------         --------
OTHER NONCURRENT LIABILITIES                                                                4,396            5,782
                                                                                        ---------         --------
                          Total liabilities                                                92,408          101,298
                                                                                        ---------         --------

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares authorized; 15,120 and
        14,559 shares issued in 2001
        and 2000, respectively                                                                151              146
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 33,619 and 33,888 shares  outstanding in 2001
        and 2000, respectively                                                                336              339

     Capital in excess of par value                                                       171,439          168,528
     Retained earnings                                                                     43,279           27,103
     Less Class A treasury stock-at cost                                                     (595)              --
                                                                                        ---------         --------
                            Total shareholders' equity                                    214,610          196,116
                                                                                        ---------         --------
                  Total liabilities and shareholders' equity                            $ 307,018         $297,414
                                                                                        =========         ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                        -------------------                -----------------
                                                       2001             2000             2001              2000
                                                       ----             ----             ----              ----
Revenues
      Publishing                                    $ 44,789         $ 38,546         $ 134,443         $ 126,647
      Television                                       6,627            7,112            19,970            21,445
      Merchandising                                    8,289            6,757            24,913            18,915
      Internet/Direct Commerce                         9,930            9,474            31,244            33,221
                                                    --------         --------         ---------         ---------
            Total revenues                            69,635           61,889           210,570           200,228
                                                    --------         --------         ---------         ---------
Operating costs and expenses
      Production, distribution and editorial          36,765           34,396           109,509           107,040
      Selling and promotion                           11,851            9,689            35,261            32,226
      General and administrative                      10,627           10,279            32,189            31,111
      Depreciation and amortization                    3,038            2,325             8,980             6,761
                                                    --------         --------         ---------         ---------
            Total operating costs and expenses        62,281           56,689           185,939           177,138
                                                    --------         --------         ---------         ---------

Income from operations                                 7,354            5,200            24,631            23,090

    Interest income, net                                 866            1,388             3,258             4,086
                                                    --------         --------         ---------         ---------
Income before income taxes                             8,220            6,588            27,889            27,176

     Income tax provision                             (3,451)          (2,768)          (11,713)          (11,823)
                                                    --------         --------         ---------         ---------
Net income                                          $  4,769         $  3,820         $  16,176         $  15,353
                                                    ========         ========         =========         =========

Earnings per share
   Basic                                            $   0.10         $   0.08         $    0.33         $    0.31
                                                    ========         ========         =========         =========
   Diluted                                          $   0.10         $   0.08         $    0.33         $    0.31
                                                    ========         ========         =========         =========
Weighted average common shares outstanding

   Basic                                              48,727           48,365            48,617            48,752

   Diluted                                            49,022           50,741            49,093            50,328


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2001
                            (unaudited, in thousands)

                                    Class A               Class B           Capital in                  Class A
                                  common stock          common stock         Excess of   Retained    treasury stock
                                 Shares    Amount     Shares     Amount      par value   earnings   Shares    Amount        Total
                                 ------    ------     ------     ------      ---------   --------   ------    ------        -----
Balance at January 1, 2001       14,559     $146      33,888      $ 339      $168,528     $27,103      --         --      $ 196,116

Net income for the period            --       --          --         --            --      16,176      --         --         16,176

Conversion of shares                269        3        (269)        (3)           --          --      --         --             --

Issuance of shares for stock
   option exercises                 292        2          --         --         2,911          --      --         --          2,913

Purchases of  treasury shares        --       --          --         --            --          --     (45)     $(595)          (595)
                                 ------     ----     -------      -----      --------     -------     ---      -----      ---------
Balance of September 30, 2001    15,120     $151      33,619      $ 336      $171,439     $43,279     (45)     $(595)     $ 214,610
                                 ======     ====     =======      =====      ========     =======     ===      =====      =========

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                 2001              2000
                                                                               -------            -------
Cash flows from operating activities
        Net income                                                            $  16,176         $  15,353
        Adjustments to reconcile net income to net
           cash provided by operating activities
              Depreciation and amortization                                       8,980             6,761
              Changes in operating assets and liabilities                       (17,619)              706
                                                                              ---------         ---------

                   Net cash provided by operating activities                      7,537            22,820
                                                                              ---------         ---------
Cash flows from investing activities
              Equity investment, net                                             13,096           (13,297)
              Acquisition of business                                            (3,892)               --
              Capital expenditures                                              (14,827)          (13,578)
                                                                              ---------         ---------
                   Net cash used in investing activities                         (5,623)          (26,875)
                                                                              ---------         ---------
Cash flows from financing activities
              Proceeds received from stock option exercises                       2,913               688
              Repurchase of common stock                                           (595)          (32,506)
                                                                              ---------         ---------
                   Net cash provided by (used in) financing activities            2,318           (31,818)
                                                                              ---------         ---------
                   Net increase (decrease) in cash                                4,232           (35,873)

Cash and cash equivalents, beginning of period                                  127,425           154,749
                                                                              ---------         ---------
Cash and cash equivalents, end of period                                      $ 131,657         $ 118,876
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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.   Inventories

     The components of inventories are as follows:

                                        September 30,      December 31,
                                            2001              2000
                                        -------------      ------------
               Paper                      $ 4,883            $4,151

               Product merchandise          8,146             5,282
                                        -------------      ------------

                                          $13,029            $9,433
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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment were as follows:

                                         Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                        ---------------------             ---------------------
                                        2001             2000             2001             2000
                                        ----             ----             ----             ----
Publishing                            $ 15,741         $ 13,132         $ 48,362         $ 46,902
Television                                 699              663            1,887            3,311
Merchandising                            6,539            6,701           22,566           18,753
Internet/Direct Commerce                (6,400)          (5,680)         (19,260)         (17,091)
                                      --------         --------         --------         --------

Total before corporate charges          16,579           14,816           53,555           51,875

Corporate charges                       (9,225)          (9,616)         (28,924)         (28,785)
                                      --------         --------         --------         --------

Income from operations                $  7,354         $  5,200         $ 24,631         $ 23,090
                                      ========         ========         ========         ========


5.   Equity transactions

     In September 2001, the Board of Directors authorized the repurchase of up to $5,000 of the Company's outstanding common stock. Pursuant to the program, purchases of stock may be made from time-to-time, in the open market, subject to market conditions and at prevailing market prices. During the quarter ended September 30, 2001, the Company purchased 45 shares of its class A common stock at a cost of $595.

6.   Acquisition of The Wedding List

     In March 2001, the Company acquired certain assets and liabilities of The Wedding List, a wedding registry and gift business. The purchase price was approximately $3.9 million. Goodwill of approximately $3.6 million, recognized from the transaction based upon a preliminary estimate of the purchase price, is being amortized over twenty years.

7.   Supplemental cash flow information

                                   Three Months Ended           Nine Months Ended
                                      September 30,               September 30,
                                   ------------------           -------------------
                                   2001          2000           2001          2000
                                   ----          ----           ----          ----
Cash paid for interest            $   94        $  145        $   325        $  508

Cash paid for income taxes        $1,823        $1,891        $12,222        $8,961

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                    Three Months Ended
                                                                       September 30,
                                                         ---------------------------------------
                                                               2001                    2000
                                                         -----------------   -------------------
                                                         (in thousands, except per share amounts)
Revenues
      Publishing                                             $ 44,789                $ 38,546
      Television                                                6,627                   7,112
      Merchandising                                             8,289                   6,757
      Internet/Direct Commerce                                  9,930                   9,474
                                                             --------                --------
            Total revenues                                     69,635                  61,889
                                                             --------                --------
Operating costs and expenses
      Production, distribution and editorial                   36,765                  34,396
      Selling and promotion                                    11,851                   9,689
      General and administrative                               10,627                  10,279
      Depreciation and amortization                             3,038                   2,325
                                                             --------                --------
            Total operating costs and expenses                 62,281                  56,689
Income from operations                                          7,354                   5,200
Interest income, net                                              866                   1,388
                                                             --------                --------
Income before income taxes                                      8,220                   6,588
Income tax provision                                           (3,451)                 (2,768)
                                                             --------                --------
Net income                                                   $  4,769                $  3,820
                                                             ========                ========
Earnings per share-basic                                     $   0.10                $   0.08
                                                             ========                ========
Earnings per share-diluted                                   $   0.10                $   0.08
                                                             ========                ========

Revenues. Total revenues increased $7.7 million or 12.5%, to $69.6 million for the three months ended September 30, 2001, from $61.9 million for the three months ended September 30, 2000. Publishing revenues increased $6.2 million, or 16.2%, to $44.8 million for the three months ended September 30, 2001, from $38.5 million for the three months ended September 30, 2000. This increase was primarily due to an increase in advertising pages sold in, and increased newsstand sales of, Martha Stewart Living magazine resulting from the initial publication of an August issue. Television revenues decreased $.5 million, or 7%, to $6.6 million for the three months ended September 30, 2001, from $7.1 million for the three months ended September 30, 2000. The decrease is due primarily to lower syndication advertising revenues on the Martha Stewart Living program due to lower ratings partially as a result of pre-emptions in the weeks following the September 11 event. Merchandising revenues increased $1.5 million, or 22.7%, to $8.3 million for the three months ended September 30, 2001, from $6.8 million for the three months ended September 30, 2000 primarily as a result of an increase in royalty rate under our new agreement with Kmart Corporation, effective as of August 1, 2001. Internet/Direct Commerce revenues increased $.5 million, or 4.8%, to $9.9 million for the three months ended September 30, 2001, from $9.4 million for the three months ended September 30, 2000, due primarily to increased product sales resulting from the Wedding List acquisition in March 2001.

Production, distribution and editorial. Production, distribution and editorial expenses increased $2.4 million, or 6.9%, to $36.8 million for the three months ended September 30, 2001, from $34.4 million for the three months ended September 30, 2000. Publishing segment costs increased $1.9 million reflecting increased costs for Martha Stewart Living magazine due primarily to the initial August publication of Martha Stewart Living in the third quarter. Merchandising costs increased $.8 million due to the elimination of certain design cost reimbursements from Kmart Corporation as part of our new agreement which commenced in August. Television costs decreased $.4 million, primarily as a result of lower distribution costs associated with lower revenues, as previously discussed, and lower production costs incurred during the three months ended September 30, 2001.

Selling and promotion. Selling and promotion expenses increased $2.2 million, or 22%, to $11.9 million for the three months ended September 30, 2001, from $9.7 million for the three months ended September 30, 2000. Publishing segment costs increased $1.6 million resulting from higher advertising and circulation costs incurred to support higher revenues, including revenues from the initial August publication of Martha Stewart Living. Internet/Direct Commerce segment costs increased $.5 million resulting from the acquisition of the Wedding List.

General and administrative. General and administrative expenses increased $.3 million, or 3.4 %, to $10.6 million for the three months ended September 30, 2001, from $10.3 million for the three months ended September 30, 2000. The higher expenses have been incurred primarily as a result of higher occupancy costs related to our new office facility, which we began occupying in December 2000 partially offset by lower compensation costs.

Depreciation and amortization. Depreciation and amortization increased $.7 million, or 31%, to $3.0 million for the three months ended September 30, 2001, from $2.3 million for the three months ended September 30, 2000. The increase is attributable to higher levels of property and equipment associated with our new facility.

Interest income, net. Interest income, net was $.9 million for the three months ended September 30, 2001, compared to interest income of $1.4 million for the three months ended September 30, 2000. Increased average cash balances were more than offset by lower earned interest rates.

Income tax provision. The income tax provision for the three months ended September 30, 2001 was $3.5 million representing a 42% effective income tax rate. The income tax provision for the three months ended September 30, 2000 was $2.8 million representing a comparable 42% effective income tax rate.

Net income. Net income was $4.8 million for the three months ended September 30, 2001, compared to net income of $3.8 million for the three months ended September 30, 2000, as a result of the above mentioned factors.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                           Nine Months Ended
                                                             September 30,
                                                ---------------------------------------
                                                       2001                  2000
                                                ----------------       ----------------
                                                (in thousands, except per share amounts)
Revenues
      Publishing                                    $ 134,443              $ 126,647
      Television                                       19,970                 21,445
      Merchandising                                    24,913                 18,915
      Internet/Direct Commerce                         31,244                 33,221
                                                    ---------              ---------
            Total revenues                            210,570                200,228
                                                    ---------              ---------
Operating costs and expenses
      Production, distribution and editorial          109,509                107,040
      Selling and promotion                            35,261                 32,226
      General and administrative                       32,189                 31,111
      Depreciation and amortization                     8,980                  6,761
                                                    ---------              ---------
            Total operating costs and expenses        185,939                177,138
Income from operations                                 24,631                 23,090
Interest income, net                                    3,258                  4,086
                                                    ---------              ---------
Income before income taxes                             27,889                 27,176
Income tax provision                                  (11,713)               (11,823)
                                                    ---------              ---------
Net income                                          $  16,176              $  15,353
                                                    =========              =========
Earnings per share-basic                            $    0.33              $    0.31
                                                    =========              =========
Earnings per share-diluted                          $    0.33              $    0.31
                                                    =========              =========


Revenues. Total revenues increased $10.3 million, or 5.2%, to $210.6 million for the nine months ended September 30, 2001, from $200.2 million for the nine months ended September 30, 2000. Publishing revenues increased $7.8 million, or 6.2%, to $134.4 million for the nine months ended September 30, 2001, from $126.6 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in advertising pages sold in, and increased newsstand sales resulting from, an increase in titles published from 12 to 15 including the initial August publication of Martha Stewart Living, the publication of a custom published magazine, Martha Stewart Everyday Garden, and the initial publication of Martha Stewart Kids. Television revenues decreased $1.4 million, or 6.9%, to $20.0 million for the nine months ended September 30, 2000, from $21.4 million for the nine months ended September 30, 2000. The decrease is due primarily to lower syndication advertising revenues on the Martha Stewart Living program due to lower ratings. Merchandising revenues increased $6.0 million, or 31.7%, to $24.9 million for the nine months ended September 30, 2001, from $18.9 million for the nine months ended September 30, 2000, primarily as a result of increased sales of Martha Stewart Everyday products sold at Kmart which included the launch of new kitchen keeping and decorating product lines and increased product sales in the garden product line and the increased royalty rate commencing in August. Internet/Direct Commerce revenues decreased $2.0 million, or 6.0%, to $31.2 million for the nine months ended September 30, 2001, from $33.2 million for the nine months ended September 30, 2000, due to lower advertising of $1.4 million and lower product sales of $.6 million.

Production, distribution and editorial. Production, distribution and editorial expenses increased $2.5 million, or 2.3%, to $109.5 million for the nine months ended September 30, 2001, from $107.0 million for the nine months ended September 30, 2000. Publishing segment costs increased $4.8 million reflecting the increased publication schedule. Merchandising costs increased $.6 million reflecting the changed terms of the Kmart contract whereby our costs are no longer reimbursed. Internet/Direct Commerce costs decreased $2.8 million due primarily to reduced costs of catalog production and circulation, web site costs and outside consultants.

Selling and promotion. Selling and promotion expenses increased $3.0 million, or 9.4%, to $35.2 million for the nine months ended September 30, 2001 from $32.2 million for the nine months ended September 30, 2000. Publishing segment costs increased $1.0 million resulting from circulation costs incurred to support higher circulation revenues due largely to the increased frequency of Martha Stewart Living magazine. Internet/Direct Commerce segment costs increased $1.6 million resulting from higher costs associated with media purchases and increased costs from the acquired business.

General and administrative. General and administrative expenses increased $1.1 million, or 3%, to $32.2 million for the nine months ended September 30, 2001, from $31.1 million for the nine months ended September 30, 2000. The higher expenses have been incurred primarily as a result of higher occupancy costs related to our new office facility, which we began occupying in December 2000.

Depreciation and amortization. Depreciation and amortization increased $2.2 million, or 33% to $9.0 million for the nine months ended September 30, 2001, from $6.8 million for the nine months ended September 30, 2000. The increase is attributable to higher levels of property and equipment associated with our new facility.

Interest income, net. Interest income, net was $3.3 million for the nine months ended September 30, 2001, compared to interest income of $4.0 million for the nine months ended September 30, 2000 due to lower earned interest rates during 2001.

Income tax provision. The income tax provision for the nine months ended September 30, 2001 was $11.7 million, representing a 42.0% effective income tax rate. The income tax provision during the nine months ended September 30, 2000 was $11.8 million, representing a 43.5% effective rate. The lower rate in 2001 is due to the effect of tax-free interest income earned on invested cash.

Net income. Net income was $16.2 million for the nine months ended September 30, 2001, compared to net income of $15.4 million for the nine months ended September 30, 2000, as a result of the above-mentioned factors.


LIQUIDITY AND CAPITAL RESOURCES



Cash flows from operating activities were $7.5 million during the nine months ended September 30, 2001, compared to $22.8 million during the nine months ended September 30, 2000, resulting primarily from net income for the period, partially offset by payments for accounts payable and accrued liabilities. Payments for accounts payable and accrued liabilities in the nine months ended September 30, 2001 exceeded the prior year primarily as a result of timing of payments for our new office facility and our internet technology upgrade project.

Cash flows used in investing activities were $5.6 million for the nine months ended September 30, 2001, reflecting capital expenditures of $14.8 million primarily for our internet technology upgrade project, $3.9 million used to acquire The Wedding List, offset by net investment proceeds of $13.1 million received primarily from the sale of our equity investment in BlueLight.com. Cash flows used in investing activities were $26.9 million during the nine months ended September 30, 2000, reflecting the initial investment in BlueLight.com of $13.3 million and capital expenditures of $13.6 million primarily related to development of the Company's new office facility.

Cash flows provided from financing activities for the nine months ended September 30, 2001 were $2.3 million representing proceeds received from the exercise of employee stock options, partially offset by purchases under the stock repurchase program. Cash used in financing activities during the preceding year of $31.8 million primarily reflected the repurchase of Class A common stock from Time Publishing Ventures, Inc.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of September 30, 2001, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities, will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. Revenue and income from operations in the Publishing segment can vary based upon the number of titles published within the quarter, which varies from quarter-to-quarter. Revenue and income from operations for the Television segment have historically been higher in the fourth quarter due to generally higher ratings and the broadcast of prime time television specials. Internet/Direct Commerce revenues have historically tended to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonal nature of certain products.

PART II:  OTHER INFORMATION


ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; operational problems at any of our contractual business partners; the receptivity of consumers to our product introductions; changes in government regulations affecting our industries; and the continuing adverse impact on the economy in general of the September 11 terrorist attacks. Additional information regarding some of these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001) under the caption "Risk Factors."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No exhibits are filed as part of this report:

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARTHA STEWART LIVING OMNIMEDIA, INC.



Date:  November 13, 2001            By:                     /s/ James Follo
                                          -----------------------------------------------------

                                          Name:    James Follo
                                          Title:   Executive Vice President, Chief Financial Officer