Form 10-K
period 2001-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2002-03-27
CIK 1091801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15395

MARTHA STEWART LIVING OMNIMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2187059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street

New York, New York 10036
(Address and zip code of principal executive offices)

(212) 827-8000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)
Class A Common Stock, Par Value $0.01 Per Share

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The Aggregate Market Value of Voting Stock Held by Non-Affiliates of the

Registrant as of March 18, 2002:
$254,040,947

Number of Shares Outstanding As of March 18, 2002:

18,419,451 shares of Class A Common Stock
30,619,375 shares of Class B Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for Its Annual Meeting

of Stockholders Presently Scheduled for May 9, 2002 Are Incorporated
by Reference into Part III of this Report.

      In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

Forward-Looking Statements

      We have included in this Annual Report certain “forward looking statements” as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include downturns in national and/or local economies; shifts in our own business strategies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; unexpected transitional difficulties at our new direct commerce fulfillment partner; unexpected developments in Kmart Corporation’s Chapter 11 proceedings; and changes in government regulations affecting our industries.

PART I

Item 1.     Business

Overview

      We are an integrated content and commerce company that creates “how-to” content and domestic merchandise for homemakers and other consumers. Our products bear the well-known “Martha Stewart” brand name, which we leverage across a broad range of media and retail outlets. We primarily focus on the domestic arts, providing consumers with the how-to ideas, information, merchandise and other resources they need to raise the quality of living in and around their homes. The content and merchandise we create generally span eight core areas:

•	Home: decorating, collecting, and renovating.

•	Cooking & Entertaining: recipes, techniques, and indoor and outdoor entertaining.

•	Gardening: planting, landscape design, and outdoor living.

•	Crafts: how-to projects and similar family activities and an appreciation of the natural world.

•	Holidays: celebrating special days and special occasions.

•	Keeping: homekeeping, organizing, petkeeping, clotheskeeping, restoring, and other types of domestic maintenance.

•	Weddings: all aspects of planning and celebrating a wedding.

•	Baby & Kids: cooking, decorating, crafts, and other projects and celebrations surrounding infants and children.

      Our company comprises four business segments — Publishing, Television, Merchandising and Internet/ Direct Commerce — through which content and merchandise relating to our eight core content areas are created and distributed to consumers. While each segment has dedicated personnel, many of our creative and business personnel contribute across all four segments. This allows us to form creative teams dedicated to a particular content area that can provide their expertise across all our business segments, creating brand consistency and efficiencies of scale as the same research and ideas can be exploited in magazines, television, books, merchandise and on the Internet for only incremental production costs. Additionally, this allows groups like our advertising sales and marketing staff to sell and cross-promote across all our media properties, permitting advertisers to associate with an entire brand rather than a particular product. As of March 18, 2002, we had approximately 610 employees. Our revenues from foreign sources were $9.8 million, $8.3 million and $6.2 million in 2001, 2000 and 1999, respectively. Substantially all of our assets are located within the United States.

History

      Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc., a subsidiary of Time Inc. (“TPV”), launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In December 1996, Ms. Stewart contributed all her businesses which were not conducted through TPV to MSLO LLC, a newly formed entity, and certain minority investors contributed cash to MSLO LLC, each in exchange for MSLO LLC equity. In February 1997, MSLO LLC purchased all TPV’s assets primarily relating to its Martha Stewart-related businesses in exchange for a $30 million note (the “TPV Note”), a 6.27% equity interest in MSLO LLC, and certain contractual management and other rights incident to that interest (the “TPV Rights”). Additionally, affiliates of TPV entered into various agreements with MSLO LLC pursuant to which such affiliates would provide newsstand distribution services for our magazines, provide fulfillment services for our magazines and direct commerce business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us. On March 30, 1999, we satisfied all our obligations under the TPV Note with cash on hand and borrowings under a term loan.

      On October 22, 1999, MSLO LLC merged into MSO, then a wholly-owned subsidiary of MSLO LLC. In the merger, Ms. Stewart received 34,126,831 shares of our Class B Common Stock, and MSLO LLC’s other members received, in the aggregate, 6,176,561 shares of our Class A Common Stock. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to ten votes. Each share of Class B Common Stock is convertible at the owner’s option one-for-one into shares of Class A Common Stock. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting discounts, commissions and expenses, of $132.3 million.

      On October 19, 1999, we offered to call TPV’s entire equity interest in us pursuant to the terms of MSLO LLC’s operating agreement for approximately $42 million. Under the operating agreement, upon our purchase of TPV’s interest or TPV’s rejection of our offer, the TPV Rights would terminate. On February 18, 2000, we entered into an agreement pursuant to which we purchased 1,366,000 shares of our Class A Common Stock from TPV (approximately 52% of TPV’s total equity interest in us), for $23.79 per share, or an aggregate $32.5 million. Upon our entering into this agreement, the TPV Rights terminated. As part of this agreement, TPV agreed to extend certain of the agreements we had with TPV’s affiliates described above, to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations. Our purchase of TPV’s 1,366,000 shares of Class A Common Stock was completed on March 31, 2000. The shares were retired upon repurchase.

Business Segments

      Our four business segments are described below. Additional financial information relating to these segments may be found in Note 13 to our Consolidated Financial Statements on page F-24 of this Report.

Publishing

      Our Publishing segment currently consists of our operations relating to magazines, books, radio, newspapers, and music. In 2001, revenues from magazine advertising and circulation represented 60% and 38% of the segment’s revenues, respectively.

     Magazines

      Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. In 2001 we increased the frequency from eleven to twelve times per year. Starting with the February 2001 issue, we have guaranteed our advertisers a minimum circulation of 2.15 million, up from 2.1 million in 2000. In the event actual circulation for an issue were to fall below the guaranteed circulation, advertisers in that issue would be entitled to a credit for the proportionate share of the circulation shortfall. However, since the launch of the magazine, no shortfall in guaranteed circulation has occurred. Advertising pages, as reported to Publisher’s Information Bureau, were 1,790 pages in 2001.

      Martha Stewart Living appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living seeks to offer its readers reference-quality and original how-to information for the homemaker and other consumers in a unique upscale editorial and aesthetic environment. Martha Stewart Living has won numerous prestigious industry awards. While providing quality editorial content requires significant investment, these costs are supported by premium subscription rates and cover prices for the magazine and premium advertising rates from advertisers that seek association with our brands and the ability to target our audience. The Martha Stewart Living subscriber lists, as well as our catalog and other mailing lists, are important assets, permitting us to target our desired audience with various cross-selling and promotional activities, such as upcoming book releases, new product announcements and promotional appearances by Martha Stewart and our other creative and editorial professionals. Revenues generated by Martha Stewart Living magazine constituted the substantial majority of our magazine revenues.

      Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994 as an annual publication, and extended it to a semi-annual publication in 1997. In 1999, Martha Stewart Weddings became a quarterly publication. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is sold primarily through newsstand distribution.

      Special Interest Publications. Over the past few years we have published special interest magazine editions, beginning with one in 1998, growing to seven publications in 2001. Our special issue schedule in 2001 consisted of two issues of Martha Stewart Baby, two issues of Martha Stewart Kids, Martha Stewart Holiday Cookies, At Home with Technology, and Martha Stewart Everyday Garden magazine which was custom published for Kmart Corporation. We are scheduled to publish seven special issue editions in 2002. The purpose of these issues is to provide in-depth advice and ideas around a particular topic contained in our core content areas, allowing us to draw upon our brand name to further promote our expertise in our core content areas. Additionally, we use this format to explore additional content areas, and explore potential for new standalone titles. For instance, Martha Stewart Kids is scheduled to be published four times in 2002. Our special interest publications can be either sponsored by a single advertiser or multiple advertisers and are sometimes sold at newsstands and sometimes distributed to subscribers with issues of Martha Stewart Living.

      International. Beginning in December 2001, Martha Stewart Japan, Inc., a Japanese publishing company in which we own a minority interest, began publication of a Japanese language magazine entitled Martha Stewart Martha. In exchange for royalties based on advertising and circulation sales of the magazine, we license English language content, and provide advisory services, to Martha Stewart Japan. Martha Stewart Martha was published once in 2001 and is scheduled to be published six times in 2002.

      Magazine Production, Distribution and Fulfillment. We print our domestic magazines under long-term printing agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our domestic magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of TPV under a long-term agreement that expires with the December 2007 issue of Martha Stewart Living, but which we have the right to cancel effective after the December 2004 issue. Our subscription fulfillment services are provided by another affiliate of TPV under a long-term agreement that expires in 2002, and is renewable for two additional three-year periods at our option. Printing and distribution for the Japanese edition of our magazine is handled by third parties through our Japanese licensee.

     Books

      We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. Our current book library comprises 38 titles. Of these books, 24 are Martha Stewart Living books, and 14 are Martha Stewart-authored books. We own the copyrights to all these books.

      Martha Stewart Living Books. We have typically created three Martha Stewart Living books each year and plan to create 4 such books in 2002. These books consist of a mixture of content previously published in our magazines and original material. The hardcover versions of each of these titles are sold through direct marketing methods to consumers, including Martha Stewart Living readers and regular craft and cookbook buyers, and paperback editions are sold at retail book stores. In conjunction with the Martha Stewart Living book program, we also market a continuity card program, Good Things, which consists of periodic card mailings of individual crafts and homekeeping ideas that our subscribers compile in loose-leaf binders. The publication of these books and the continuity cards are done by Oxmoor House, Inc., an affiliate of TPV, which also handles their distribution through direct marketing and some retail channels. The Martha Stewart Living books have been distributed through other retail channels by Clarkson N. Potter, a division of Random House, a subsidiary of Bertelsmann AG, under various agreements.

      Martha Stewart Books. Under an agreement with Clarkson N. Potter, we create completely original Martha Stewart-authored books, and are obligated to deliver one more such book. Most recently, we released Martha Stewart’s Hors d’Oeuvres Handbook, which was co-authored by our Cooking and Entertaining Editor, Susan Spungen, in 1999. These books are generally sold by Clarkson N. Potter through retail distribution channels. Following expiration of our agreement with Clarkson N. Potter, we intend to continue to publish such books through a new agreement with Clarkson N. Potter or through another publisher.

     The askMartha Newspaper Column and Radio Program

      Our askMartha syndicated newspaper columns appear weekly in over 220 newspapers in North America. Our askMartha syndicated radio program airs for ninety seconds five days a week on over 360 radio stations in North America, covering over 91% of United States markets. In general, both the column and the radio program provide informative how-to content in response to particular questions posed by Martha Stewart consumers. The newspaper columns are syndicated by The New York Times Syndication Sales Corporation which pays us a percentage of the syndication revenues they receive. The radio program is syndicated by Westwood One Radio, Inc. with which we share advertising revenues generated by sales of advertising for the program generated by Westwood One and our advertising sales force. While the revenues contributed by these businesses are not as significant as those contributed by most of our other media activities, we reach a broader audience and demographic through these two vehicles than through any of our other media enterprises. They therefore provide valuable no-cost brand promotion outside our core audience.

     Compilation Albums

      In July 2000, we entered into an agreement with Rhino Entertainment Company to jointly produce and distribute a series of music and sound compilation albums related to our editorial content. To date, we have released Spooky Scary Sounds for Halloween, Home for the Holidays, Sleepytime, and Summer Entertaining. Under the agreement, we are obligated to deliver 2 more compilations.

     Competition

      Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial content and editorial and aesthetic quality. Competition for advertising dollars in magazine operations is primarily based on advertising rates, editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and effectiveness of the advertising sales staff. Martha Stewart Living competes for advertising dollars in the women’s service magazine category, including Ladies’ Home Journal, Rosie and Redbook. Martha Stewart Living competes for readers and advertising with decorating, cooking and lifestyle magazines, such as Architectural Digest, Metropolitan Home, Bon Appetit, Food & Wine, Gourmet, O: The Oprah Magazine, Real Simple, Country Living, Better Homes & Gardens, Southern Living, and others. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category, which includes Bride’s Magazine, Modern Bride, Bridal Guide and Elegant Bride. Our special interest issues can compete with a variety of magazines depending on the focus of the particular issue.

     Seasonality

      Our Publishing segment can experience fluctuations in quarterly performance. For example, our newsstand sales and advertising dollars tend to be highest in the fourth quarter. Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. Additionally, the publication schedule for our special interest issues can vary and lead to quarterly fluctuations in the segment’s results.

Television

      Our Television business segment consists of our operations relating to the production of new television programming and to the domestic and international distribution of that programming in existing and repurposed formats through a variety of distribution channels, including syndication, network broadcast and cable broadcast. We generally own the copyrights in the television programming we produce.

     Martha Stewart Living

      The Martha Stewart Living program is the cornerstone of our television production operations. The program is a syndicated how-to daytime program hosted by Martha Stewart consisting of several segments, each of which generally ties into one of our eight core content areas. Originally launched as a half-hour weekend program in 1993, we added a daily half-hour program in 1997 which expanded to a daily one-hour program in 1999. We produce Martha Stewart Living primarily at our studio facility in Westport, Connecticut, and segments are filmed both in the studio and at various other locations. The program has won numerous Emmy awards in various categories.

      King World Productions, Inc. syndicates the program domestically under a distribution agreement that expires after the 2004 — 2005 broadcast season. Under the agreement, we are compensated partially in cash and partially in airtime. We then sell that airtime to advertisers, subject to a distribution fee payable to King World. The airtime we receive from the King World agreement provides us with a substantial degree of control over our national advertising base and allows us to include television advertising in multimedia sales packages offered to advertisers. The program can currently be seen in approximately 90% of all U.S. television households. The average U.S. rating of the weekday program during calendar year 2001 was 1.5.

      The program is also broadcast in Canada by Alliance Atlantis Broadcasting, Inc. over its Life Network cable channel and HGTV Canada for which we are compensated with a license fee. This agreement expires in August 2002, but contains a one-year extension at our election. The program is also dubbed in Japanese and broadcast over the LaLa cable channel in exchange for a license fee.

     The Early Show

      Martha Stewart is a regular lifestyle correspondent for, and generally appears each Wednesday on, CBS’ The Early Show. In exchange for this appearance, we receive airtime in the form of one 30-second spot adjacent to the segment. Our advertising sales staff sells this advertising time.

     Repurposed Programming

      We also produce three half hour programs entitled from Martha’s Kitchen, from Martha’s Home and from Martha’s Garden. Each of these programs are produced from category-specific segments that originally aired in the Martha Stewart Living program. During 2001, from Martha’s Kitchen aired daily on The Food Network in the United States and Canada. Our advertising sales force sells most of the advertising for the program’s United States airings and we received a license fee in exchange for the Canadian broadcasts. Our domestic distribution agreement expires in September 2002 and our Canadian agreement expires in August 2002, subject to a one-year extension at our option. from Martha’s Home and from Martha’s Garden began airing in fourth quarter 2001 in the United States on the Home and Garden Television cable network. We receive a license fee for these programs pursuant to an agreement that expires in December 2003.

     Prime Time Specials

      We have periodically produced prime time holiday specials which have aired on the CBS network. Martha Stewart’s Home for the Holidays, our 2001 Christmas special, achieved a 7.0 U.S. household rating. We have purchased the relevant airtime for our specials from CBS and then our advertising sales staff has sold the advertising to air during the special.

     Competition

      Series television is a highly competitive business. Our television programs compete directly for viewers and advertising dollars with other how-to television programs, as well as with general programming on other channels. Overall competitive factors in this segment include programming content, quality and distribution and demographics of the programming. Similar to publishing, competition for advertising dollars is primarily based on advertising rates, the demographics of the audience, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff.

     Seasonality

      Revenue and operating results from our Television segment tend to be higher in the fourth quarter due to generally higher ratings and the broadcast of our prime-time television special.

Merchandising

      Our Merchandising segment consists of our operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various trademarks owned by us, in connection with retail programs conducted through third party retailers and manufacturers.

     Martha Stewart Everyday Collections

      Martha Stewart Everyday is the brand label under which our merchandise is sold in the mass-market and national chain channels of distribution. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles), Garden (which includes outdoor furniture, garden tools, fertilizers, planting pots, bulbs, seeds and live plants), Kitchen (which includes cookware, bakeware, dinnerware, flatware, and beverageware), Keeping (which includes organizational products relating to the pantry, closet and laundry), Decorating (which includes mirrors, picture frames, candles and lamps), and Colors (which consists of a line of interior paints available in 256 colors). Additionally, we are scheduled to launch a Holiday line consisting of Christmas decorating products and ornaments in Winter 2002.

      In the United States and Canada, these products, other than the paint products, are sold pursuant to exclusive agreements with Kmart Corporation and The Hudson’s Bay Company (through its Zellers stores), although Zellers does not carry the full assortment of products. Pursuant to these agreements, we are primarily responsible for the design of all merchandise and related packaging, signage and advertising and promotional materials, while our retail partners source the products through a large manufacturer base. The paint products are manufactured pursuant to an agreement between us and The Sherwin-Williams Company and are then distributed by Sherwin-Williams to Kmart and Sears in the United States and Canadian Tire in Canada. Additionally, merchandise is sold under the Martha Stewart Everyday brand label by The Seiyu, Ltd. in Japan. Pursuant to our agreement with Seiyu, Seiyu offers products from our domestic assortment as well as products modified from our domestic assortment for the Japanese market and original product designed by Seiyu, subject to our brand direction and approval, for the Japanese market.

      We own the Martha Stewart Everyday trademark and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs. We are also generally assured sufficient in-store presence and volume to establish and protect our brands through guaranteed minimum royalties and through dedicated store-within-a-store selling formats.

      Martha Stewart Everyday products are now offered at over 2,100 Kmart stores and 1,000 Sears stores in the United States, 300 Zellers stores and 300 Canadian Tire stores in Canada, and 226 stores owned by Seiyu in Japan.

      In 2001 we entered into a new agreement with Kmart that expires in January 2008, with an automatic five-year renewal in the event certain performance targets are met. Under our previous agreements with Kmart, we were paid a royalty on wholesale purchases of our products by Kmart, and we were reimbursed for all our design and related expenses. Under the new agreement, we are paid a royalty on sales of Martha Stewart Everyday products to consumers, and we no longer receive reimbursement of most expenses, instead receiving a higher royalty that compensates us for the loss of reimbursement. In January 2002 Kmart filed for bankruptcy under Chapter 11. As of March 12, 2002, our agreement has been neither rejected nor assumed, although Kmart has commenced proceedings to assume the contract. We are monitoring the situation closely to evaluate its impact on our business. While the loss of Kmart as a business partner would be significant, we are confident that we would be able to realize significant value over the long term from our Martha Stewart Everyday brand label in that eventuality. Revenues from Kmart constituted approximately 13% of our total revenues in 2001. Our agreements with Zellers and Seiyu provide for the payment to us of royalties on wholesale purchases of our products and expire in February 2003 and August 2006, respectively. Our agreement with Sherwin-Williams expires in December 2005 and provides for royalties payable on sales by Sherwin-Williams of our Martha Stewart Everyday paints.

     Martha Stewart Signature

      Martha Stewart Signature is the brand label under which our products are offered in the specialty channel of distribution. Through agreements with various retailers and manufacturing partners, we are developing a national network of retailers offering coordinated categories of home decorating products. We own the trademark Martha Stewart Signature and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.

      Fabrics. Through an agreement with P/ Kaufmann, Inc. which expires in December 2003, a wide variety of decorative fabrics designed by us are offered at various retail specialty stores. We are paid a royalty on sales by P/ Kaufmann to retailers.

      Paint. Beginning in Spring 2002, our Martha Stewart Signature Color Palette, consisting of 416 colors, will be available at over 1500 Sherwin-Williams stores. Consumers will be able to have any of the colors mixed in a wide variety of quality Sherwin-Williams paints. We will receive royalties on the sale of all paints mixed in a Martha Stewart Signature color. Our agreement with Sherwin-Williams expires in December 2005.

      Floor Coverings. Beginning in Fall 2002, floor covering products, including area rugs, hardwood flooring, and broadloom carpeting, will be available at retailers nationwide. These products will be designed by us and manufactured and distributed by Shaw Industries, Inc. pursuant to an agreement that expires in Fall 2007. We will receive royalties on sales of our products by Shaw.

      Furniture. Beginning in early 2003, furniture products for the living room, bedroom, and dining room will be available at fine furniture stores and department stores nationwide. Through an agreement with Bernhardt Furniture Company, Inc., these products will be designed by us and the Bernhardt design staff and manufactured and distributed by Bernhardt. Our agreement provides for royalty payments to us on sales of our products by Bernhardt and expires in early 2008.

     Competition

      The retail merchandising business is highly competitive. Our principal competitors are the competitors of the retail stores in which our products are sold. These stores currently include Target stores, Wal-Mart Stores, Inc. and other mass market discount stores, and will include others when our Martha Stewart Signature line is launched in full. Competitive factors include numbers and locations of stores, brand awareness and price. Additionally, our Martha Stewart Signature products will compete with other products in their categories and available at the participating stores, including branded and non-branded merchandise.

     Seasonality

      Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines.

Internet/ Direct Commerce

      Our Internet/ Direct Commerce segment consists of our operations relating to our internet and catalog businesses.

     Commerce

      We develop and source merchandise that we sell through our catalog, Martha by Mail, and our internet site, marthastewart.com. The merchandise we sell consists of both exclusive and non-exclusive products that fall into a wide variety of home-related categories, including kitchenware, garden products, tabletop products, crafts products, bedding, and fresh cut flowers. A given catalog will contain from 400 to 600 different product offerings, while our e-commerce site offers approximately 2,000 product offerings. In 2001, we mailed 16.6 million copies of the catalog in 12 editions. Our catalog mailing list includes customers identified through our media activities, such as current and past subscribers, gift subscription recipients, continuity card program subscribers and our website registrants, as well as third-party customer lists. In 2001 we completed a re-architecture of our website at a cost of approximately $14 million. Completed in October, the site offers considerably better traffic and transaction capacity, merchandising capabilities and efficient checkout and customer experience. We believe that the new site will dramatically enhance our e-commerce capabilities and lead to improved results. In 2001, approximately 55% of our commerce sales were placed online.

      In March 2001, we acquired the assets of Wedding List Holdings, Inc., a wedding gift registry service and retailer, including the internet operations of theweddinglist.com and the retail showroom assets located in New York, Boston and London.

      We source and purchase all our Martha by Mail product and manage our merchandise inventory. During 2001, our merchandise fulfillment was conducted by Time Customer Service, an affiliate of TPV. In February 2002, however, we transitioned that fulfillment service to Innotrac Corporation, pursuant to a three-year agreement terminable by us on 180 days notice. We believe that this arrangement addresses our current needs and provides for continued growth in this area for the foreseeable future.

      In 2001, the substantial majority of the Internet/ Direct Commerce segment’s revenues came from the sale of merchandise.

     Content

      In addition to our e-commerce capability, marthastewart.com offers eight linked content channels, each dedicated to one of our core content areas, as well as our online television and radio program guides and various other features. Our content channels include recipes featured on our television programs, an interactive question and answer service, community bulletin boards and chats, and information and photographs repurposed from our books, magazines and television program. Our advertising sales force sells advertisements for our website individually and as part of multi-media packages. Additionally, we use the content portions of our website to attract visitors and then convert them into buyers for our direct commerce business. Our redesigned website more seamlessly integrates content and commerce and should increase the conversion of content users to buyers. We believe the content portion of our website is popular with our consumers and is an important ingredient in sustaining brand loyalty and cross-promoting our various activities. Total unique visitors in December 2001, as measured by Media Metrix, was approximately 1.9 million. Approximately 9% of this segment’s revenues were from advertising.

     Competition

      Competitors of our Internet/ Direct Commerce segment include Plow & Hearth, Chef’s Catalog, Eddie Bauer Home, Garnet Hill Company, Crate and Barrel, Pottery Barn (and other catalogs owned by Williams Sonoma, Inc.), and many others. We compete on the basis of our content, the quality, uniqueness, price and assortment of our merchandise, our brand name, our service to customers and our proprietary customer lists.

     Seasonality

      Internet/ Direct Commerce segment revenues tend to be higher in the fourth quarter due to increased consumer and advertiser spending during the holiday period.

Intellectual Property

      We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Signature, Martha Stewart Weddings, askMartha, Martha by Mail, marthastewart.com and marthasflowers. These and numerous other trademarks are the subject of registrations and pending applications, both domestically and internationally, filed by us for use with a variety of products and other content, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.

Item 2.     Properties

      Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

		Approximate Area
Location	Use	in Square Feet

11 West 42nd Street, New York, New York	Principal executive and administrative offices; publishing offices; and sales offices	73,383

19 Newtown Turnpike, Westport, Connecticut	Executive and administrative offices for Television, including the television studio and production facilities; and sales offices for television	30,523

601 West 26th Street, New York, New York	Internet development studio, product design facilities, photography studio, test kitchens, and prop storage	149,421

      The leases for these offices and facilities expire between June 2006 and June 2012, and some of these leases are subject to our renewal. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

      We also lease the right to use various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, and help generate ideas for new content available to all of our media outlets. The terms of this location rental agreement are described in Item 13 of this Report.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2001.

PART II

Item 5.     Markets for Registrant’s Common Equity and Related Stockholder Matters

Securities Matters

      Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis.

	Q1 2000	Q2 2000	Q3 2000	Q4 2000	Q1 2001	Q2 2001	Q3 2001	Q4 2001

High Sales Price	$30.19	$25.94	$34.81	$29.50	$27.56	$23.10	$23.50	$19.52
Low Sales Price	$21.13	$13.06	$21.06	$17.25	$17.11	$15.12	$12.10	$13.49

      As of March 8, 2002, there were 4,929 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

      We have not paid any dividends on our common stock. We have no intention of paying dividends on our common stock in the foreseeable future.

Item 6.     Selected Financial Data

      The information required by this Item is set forth on page F-2 of this Report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this Item is set forth on pages F-3 through F-6 of this Report.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      None

Item 8.     Financial Statements and Supplementary Data

      The information required by this Item is set forth on pages F-8 through F-26 of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2002 (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this Item is set forth in our Proxy Statement under the captions “COMPENSATION OF OUTSIDE DIRECTORS,” “EXECUTIVE COMPENSATION” and “EMPLOYMENT ARRANGEMENTS” and is hereby incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is set forth in our Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and is hereby incorporated herein by reference.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. See page F-1 of this Report.

          2.     See page F-1 of this Report.

3.

Exhibit
Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation.*
3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws.*
10.1	—	Form of Stockholders’ Agreement.*
10.2	—	1999 Stock Incentive Plan.*†
10.2.1	—	Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000.**†
10.2.2	—	Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000.***†
10.3	—	1999 Non-Employee Director Stock and Option Compensation Plan.*†
10.4	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/ Stock Option Plan.*†
10.5	—	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*†
10.6	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*
10.7	—	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*
10.8	—	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc.*
10.9	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC.*
10.10	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC.*
10.10.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc.**
10.11	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc.****
10.12	—	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc.****
10.13	—	Severance Agreement, dated September 23, 1999, by and between Martha Stewart Living Omnimedia LLC and Sharon Patrick.*†
10.14.1	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership.†*****
10.14.2	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership.†
10.15	—	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, L.P., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd.
21.0	—	List of Subsidiaries.
99.1	—	Letter of Martha Stewart Living Omnimedia, Inc., addressed to the Securities and Exchange Commission, regarding representations to Martha Stewart Living Omnimedia, Inc. from Arthur Andersen LLP.

*	Incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001.

**	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395.

***	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395.

****	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File Number 001-15395.

*****	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000, File Number 001-15395.

†	Indicates management contracts and compensatory plans.

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

Signature	Title

/s/ MARTHA STEWART Martha Stewart	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHARON PATRICK Sharon Patrick	President, Chief Operating Officer and Director

/s/ JAMES FOLLO James Follo	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director

/s/ DARLA D. MOORE Darla D. Moore	Director

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

/s/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director

Each of the above signatures is affixed as of March 27, 2002.

EXHIBIT INDEX

Exhibit
Number

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation.*
3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws.*
10.1	—	Form of Stockholders’ Agreement.*
10.2	—	1999 Stock Incentive Plan.*†
10.2.1	—	Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000.**†
10.2.2	—	Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000.***†
10.3	—	1999 Non-Employee Director Stock and Option Compensation Plan.*†
10.4	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/ Stock Option Plan.*†
10.5	—	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*†
10.6	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*
10.7	—	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*
10.8	—	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc.*
10.9	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC.*
10.10	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC.*
10.10.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc.**
10.11	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc.****
10.12	—	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc.****
10.13	—	Severance Agreement, dated September 23, 1999, by and between Martha Stewart Living Omnimedia LLC and Sharon Patrick.*†
10.14.1	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership.†*****
10.14.2	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership.†
10.15	—	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, L.P., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd.
21.0	—	List of Subsidiaries.
99.1	—	Letter of Martha Stewart Living Omnimedia, Inc., addressed to the Securities and Exchange Commission, regarding representations to Martha Stewart Living Omnimedia, Inc. from Arthur Andersen LLP.

*	Incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001.

**	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395.

***	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395.

****	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File Number 001-15395.

*****	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000, File Number 001-15395.

† Indicates management contracts and compensatory plans.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL

STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

SELECTED FINANCIAL DATA

Five Years Ended December 31,

	2001	2000	1999	1998	1997(3)

	(in thousands except per share data)
INCOME STATEMENT DATA
REVENUES
Publishing	$181,708	$179,218	$145,520	$127,020	$108,694
Television	29,522	32,464	30,590	23,351	12,396
Merchandising	35,572	24,345	20,200	15,004	6,919
Internet/ Direct Commerce	48,825	49,739	36,004	14,673	4,812

Total revenues	295,627	285,766	232,314	180,048	132,821

Income from operations	34,079	31,707	22,322	27,385	16,591

Net income	21,906	21,278	25,569	23,806	13,929

Pro forma net income(1)	$21,906	$21,278	$11,692	$12,989	$6,891

PER SHARE DATA
Earnings per share
Basic	$.45	$.44
Diluted	$.45	$.43
Weighted average common shares Outstanding
Basic	48,639	48,678
Diluted	49,039	49,623
FINANCIAL POSITION
Cash and cash equivalents	$141,162	$127,425	$154,749	$24,578	$9,971
Total assets	311,621	297,414	281,771	125,372	105,706
Long-term debt	—	—	—	27,650	30,000
Shareholders’ equity	222,192	196,116	199,402	36,815	13,235
OTHER FINANCIAL DATA
EBITDA(2)	$46,844	$40,797	$28,882	$32,919	$20,518
Cash flow from operating activities	19,389	39,538	28,304	17,524	44,573
Cash flow used in investing activities	(8,059)	(38,068)	(6,298)	(341)	(12,896)
Cash flow from (used in) financing activities	2,407	(28,794)	108,165	(2,576)	(21,791)

(1)	Pro forma net income reflects the income taxes that would have been recorded had the Company been a “C” Corporation for the years 1997 through 1999.

(2)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company’s operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

(3)	See note 1 to the consolidated financial statements regarding the acquisition of certain assets and liabilities from Time Publishing Ventures, Inc. on February 3, 1997.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Year Ended December 31, 2001, to Year Ended December 31, 2000

      Revenues Total revenues increased $9.9 million, or 3.5%, to $295.7 million for the year ended December 31, 2001, from $285.8 million for the year ended December 31, 2000. Publishing revenues increased $2.5 million, or 1.4%, to $181.7 million for the year ended December 31, 2001, from $179.2 million for the year ended December 31, 2000. Circulation revenues increased $4.1 million, slightly offset by advertising revenue decreases of $1.5 million for the year ended December 31, 2001. Circulation increases primarily resulted from the increased frequency of Martha Stewart Living magazine, as well as increased circulation revenues from special issue publications. Martha Stewart Living magazine was published 12 times in 2001, compared with eleven times in 2000. In 2001, the Company published seven special interest magazines compared with three special interest magazines in 2000. Advertising revenues decreased primarily as a result of a lower number of advertising pages sold in Martha Stewart Living magazine, partially offset by increases from the special interest publications. Television revenues decreased $2.9 million, or 9%, to $29.5 million for the year ended December 31, 2001, from $32.5 million for the year ended December 31, 2000. The decrease is due primarily to reduced advertising revenues resulting from lower industry-wide advertising rates and lower ratings from our syndicated daily program. We expect these lower industry-wide advertising rates to continue throughout 2002. Merchandising revenues increased $11.3 million, or 46%, to $35.6 million for the year ended December 31, 2001, from $24.3 million for the year ended December 31, 2000, primarily as a result of revenues received from new product introductions in 2001 and an increase in royalty rate under our new agreement with Kmart Corporation, effective August 1, 2001. On January 22, 2002, Kmart filed for bankruptcy under Chapter 11. Kmart has indicated that they intend to close a number of stores as part of their reorganization in 2002. The revenues we receive from Kmart are based upon retail sales of our products. Accordingly, our revenues will be impacted in the future by the actual number of store closings. Internet/ Direct Commerce revenues decreased $0.9 million, or 1.8%, to $48.8 million for the year ended December 31, 2001, from $49.7 million for the year ended December 31, 2000, due primarily to decreased advertising revenues of $2.7 million, partially offset by increased merchandise sales of $1.7 million.

      Production, Distribution and Editorial Production, distribution and editorial expenses increased $2.6 million, or 1.6%, to $160.0 million for the year ended December 31, 2001, from $157.4 million for the year ended December 31, 2000. Publishing segment costs increased $3.6 million, reflecting the increased number of issues produced in 2001. Merchandising costs increased $3.2 million due to the elimination of cost reimbursements from Kmart Corporation as part of our new agreement, which commenced in August. Internet/ Direct Commerce costs decreased $3.6 million primarily due to a reduction in catalog production and distribution costs of approximately $4.5 million due to lower catalog circulation and reductions in outside consulting fees of approximately $2.3 million, partially offset by $3.8 million in Wedding List costs.

      Selling and Promotion Selling and promotion expenses increased $.6 million, or 1%, to $46.7 million for the year ended December 31, 2001, from $46.1 million for the year ended December 31, 2000. Publishing segment costs decreased $1.4 million, resulting primarily from reduced circulation costs. Internet/ Direct Commerce segment costs increased $1.4 million, resulting primarily from costs associated with the acquired Wedding List business.

      General and Administrative General and administrative expenses increased $.7 million, or 2%, to $42.1 million for the year ended December 31, 2001, from $41.5 million for the year ended December 31, 2000. The higher expenses have been incurred primarily as a result of higher occupancy costs related to our new office facility, which we began occupying in December 2000.

      Depreciation and Amortization Depreciation and amortization increased $3.7 million, or 40%, to $12.8 million for the year ended December 31, 2001, from $9.1 million for the year ended December 31, 2000. The increase is primarily attributable to depreciation from our higher levels of property and equipment associated with the new facility.

      Interest Income, Net Interest income, net, was $3.9 million for the year ended December 31, 2001, compared with $5.6 million for the year ended December 31, 2000. Interest income for the year ended December 31, 2001, resulted from lower interest rates applied to slightly higher average cash balances.

      Income Tax Provision Income tax provision for the year ended December 31, 2001, was $16.1 million, representing a 42.3% effective income tax rate as compared with $16.0 million and an effective rate of 42.9% for the year ended December 31, 2000. The reduced rate during 2001 was attributable primarily to lower state income taxes.

      Net Income Net income was $21.9 million for the year ended December 31, 2001, compared with net income of $21.3 million for the year ended December 31, 2000, as a result of the above mentioned factors.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      Revenues Total revenues increased $53.5 million, or 23%, to $285.8 million for the year ended December 31, 2000, from $232.3 million for the year ended December 31, 1999. Publishing revenues increased $33.7 million, or 23%, to $179.2 million for the year ended December 31, 2000, from $145.5 million for the year ended December 31, 1999. This increase reflects an increase in advertising revenues of $25.1 million, primarily due to an increase in advertising pages sold in Martha Stewart Living magazine and Martha Stewart Weddings, as well as the increased frequency of special interest publications. Martha Stewart Living magazine was published eleven times in 2000, compared with ten times in 1999. In 2000, the Company published two issues of Martha Stewart Baby and one issue of Martha Stewart Holiday-Halloween 2000, compared with 1999, when one special issue was published. Circulation revenues increased $8.8 million for the year ended December 31, 2000, primarily as a result of the increased frequency of Martha Stewart Living magazine, higher average circulation from issues published in 2000 as well as increased circulation revenues from special publications. Television revenues increased $1.9 million, or 6%, to $32.5 million for the year ended December 31, 2000, from $30.6 million for the year ended December 31, 1999. The increase is due primarily to additional revenues of $2.2 million associated with higher distribution of the second half hour of our Martha Stewart Living program and additional revenues of $1.3 million earned from our cable program From Martha’s Kitchen, which began broadcasting in September 1999, partially offset by reduced advertising revenues of $1.4 million on the Martha Stewart Living program due primarily to lower ratings during the year ended December 31, 2000. Merchandising revenues increased $4.1 million, or 20%, to $24.3 million, for the year ended December 31, 2000, from $20.2 million for the year ended December 31, 1999, primarily as a result of increased revenues earned on our Martha Stewart Everyday products sold at Kmart. Internet/ Direct Commerce revenues increased $13.7 million, or 38%, to $49.7 million for the year ended December 31, 2000, from $36.0 million for the year ended December 31, 1999, due primarily to increased merchandise sales of $10.9 million and increased advertising revenues of $2.8 million.

      Production, Distribution and Editorial Production, distribution and editorial expenses increased $31.4 million, or 25%, to $157.4 million for the year ended December 31, 2000, from $126.0 million for the year ended December 31, 1999. Internet/ Direct Commerce costs increased $20.2 million due to increase in cost of goods sold and fulfillment costs of $8.7 million, resulting from higher revenues, as well as increased catalog production and distribution costs of $3.0 million, resulting primarily from higher catalog circulation. In addition, costs increased $6.7 million due to our continued investment in developing and maintaining our Internet site. Publishing segment costs increased $11.1 million, reflecting the increased number of issues published in 2000, as well as the increased number of pages printed resulting from a higher number advertising pages sold per issue.

      Selling and Promotion Selling and promotion expenses increased $6.6 million, or 17%, to $46.1 million for the year ended December 31, 2000, from $39.4 million for the year ended December 31, 1999. Publishing segment costs increased $5.0 million, resulting primarily from increased circulation costs incurred to support higher circulation revenues, including revenues from the publication of Martha Stewart Holiday-Halloween 2000 and two Martha Stewart Baby issues. Internet/ Direct Commerce segment costs increased $1.5 million, resulting primarily from higher costs associated with higher advertising revenues.

      General and Administrative General and administrative expenses increased $3.5 million, or 9%, to $41.5 million for the year ended December 31, 2000, from $37.9 million for the year ended December 31, 1999. The higher expenses were incurred primarily as a result of higher occupancy costs of $5.5 million needed to support growth in headcount, as well as increased compensation costs of $1.8 million, offset by lower professional fees of $1.9 million. Furthermore, 1999 included a contribution to an employee benefit plan of $1.2 million associated with our becoming a public company in October 1999.

      Depreciation and Amortization Depreciation and amortization increased $2.5 million, or 39%, to $9.1 million for the year ended December 31, 2000, from $6.6 million for the year ended December 31, 1999. The increase is attributable to higher levels of property and equipment.

      Interest Income (Expense), Net Interest income, net was $5.6 million for the year ended December 31, 2000, compared with interest expense, net, of $0.5 million for the year ended December 31, 1999. Interest income for the year ended December 31, 2000, resulted from higher average cash balances primarily related to the proceeds received from our initial public offering in October 1999. During the year ended December 31, 1999, we had outstanding long-term debt, which resulted in interest expense in that period. Such long-term debt was fully repaid in July 1999.

      Income Tax Provision (Benefit) Income tax provision for the year ended December 31, 2000, was $16.0 million, representing a 42.9% effective income tax rate. Income tax benefit during the year ended December 31, 1999, was $2.7 million. This benefit arose in connection with our conversion to a “C” Corporation in October 1999. At that time, the Company recognized a deferred tax benefit of $4.8 million primarily related to the recognition of net deferred tax assets recorded in accordance with the provisions of SFAS No. 109. During that period prior to the “C” Corporation conversion, we operated as a limited liability company and were therefore not subject to federal income tax on our earnings. In connection with our initial public offering in October 1999, we became a “C” Corporation and accordingly our earnings became subject to income taxes from that date forward.

      Net Income Net income was $21.3 million for the year ended December 31, 2000, compared with pro forma net income of $11.7 million for the year ended December 31, 1999, as a result of the above mentioned factors. Pro forma net income reflects the income taxes that would have been recorded had the Company been a “C” Corporation for the entire period.

Liquidity and Capital Resources

      Cash and cash equivalents were $141.2 million, $127.4 million and $154.7 million at December 31, 2001, 2000 and 1999, respectively.

      Cash flows from operating activities were $19.4 million, $39.5 million and $28.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash flows from operating activities in 2001 resulted primarily from net income of $21.9 million, depreciation and amortization of $12.8 million, tax benefit from stock option exercises of $1.8 million, partially offset by reductions of $12.0 million in accounts payable and accrued liabilities. Reductions in accounts payable and accrued liabilities were primarily attributable to the timing of payments associated with our new office facility, our Internet technology upgrade project and other vendor payments for product purchases. Accounts receivable decreased $3.4 million from the prior year due to the timing of revenues in the fourth quarter. Cash flows from operating activities in 2000 resulted primarily from net income of $21.3 million, depreciation and amortization of $9.1 million, tax benefits from stock option exercises of $4.2 million, increased accounts payable and accrued liabilities of $14.9 million, partially offset by increased accounts receivable of $7.3 million. Increased accounts receivable resulted primarily from higher revenues, including revenues earned from the publication of the January 2001 issue of Martha Stewart Living magazine, published in December 2000. Increased accounts payable and accrued liabilities is primarily due to liabilities resulting from increased capital expenditures in 2000, and generally higher levels of liabilities resulting from increased business volume. Cash flows from operating activities in 1999 resulted primarily from net income of $25.6 million, depreciation and amortization of $6.6 million, partially offset by deferred income tax benefit of $3.8 million. The deferred tax benefit resulted from the conversion to a “C” Corporation in 1999 in connection with our initial public offering.

      Cash flows used in investing activities were $8.1 million, $38.1 million and $6.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash flows used in investing activities in 2001 reflect capital expenditures of $17.3 million, primarily for our website technology upgrade project, $3.9 million used to acquire The Wedding List, partially offset by net investment proceeds of $13.1 million, primarily received from the sale of our equity investment in BlueLight.com. Cash flows used in investing activities in 2000 reflect a $13.3 million equity investment in BlueLight.com and $24.8 million in capital expenditures for property and equipment. Cash flows used in investing activities in 1999 represent capital expenditures for property and equipment. We expect capital expenditures to decline to within a range of $8 million to $10 million in 2002.

      Cash flows provided from financing activities for the year ended December 31, 2001, were $2.4 million, resulting from the exercise of stock options, partially offset by purchases under a stock repurchase program. Cash flows used in financing activities for the year ended December 31, 2000, were $28.8 million, resulting from the repurchase of 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc., partially offset by $3.7 million received from the exercise of stock options in 2000. Cash provided by financing activities during the year ended December 31, 1999, was $108.2 million. In March 1999, we repaid our outstanding long-term debt to Time Publishing Ventures, totaling $27.7 million, with the proceeds received from a $15 million term loan from Bank of America and existing cash balances. The amount outstanding under the loan was repaid in July 1999 with the net proceeds of $25.0 million received from Kleiner Perkins Caufield & Byers, a venture capital firm, for a 5% equity investment in Martha Stewart Living Omnimedia, LLC (MSLO), predecessor to the Company. In October 1999, we completed an initial public offering of 8.3 million shares of Class A common stock, raising net proceeds of $132.3 million. Distributions to members of MSLO were $21.4 million in 1999.

      We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of December 31, 2001, we had no outstanding borrowings under this facility.

      During the year ended 2001, revenues from Kmart Corporation were approximately 13% of the Company’s total revenues. As of December 31, 2001, accounts receivable from Kmart were approximately $10.7 million and approximately $13.0 million at the date of Kmart’s bankruptcy filing. In March 2002, Kmart assumed its contract with the Company. Accordingly, the Company expects to receive payment for all amounts due under the contract as of the bankruptcy filing date.

      We believe that our available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

Seasonality and Quarterly Fluctuations

      Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. Additionally, the publication schedule of special issue magazines can vary from quarter to quarter. Revenue and income from operations for the Television segment tend to be higher in the fourth quarter due to the broadcast of a holiday prime-time television special. Internet/ Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

      We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below included on pages F-8 through F-26, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Stewart Living Omnimedia, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements, financial statement schedules and other financial information is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York

February 7, 2002

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands except per share data)
REVENUES
Publishing	$181,708	$179,218	$145,520
Television	29,522	32,464	30,590
Merchandising	35,572	24,345	20,200
Internet/direct commerce	48,825	49,739	36,004

Total revenues	295,627	285,766	232,314

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	159,993	157,442	126,043
Selling and promotion	46,672	46,074	39,442
General and administrative	42,118	41,453	37,947
Depreciation and amortization	12,765	9,090	6,560

Total operating costs and expenses	261,548	254,059	209,992

INCOME FROM OPERATIONS	34,079	31,707	22,322
Interest income, net	3,882	5,569	500

INCOME BEFORE INCOME TAXES	37,961	37,276	22,822
Income tax provision (benefit)	16,055	15,998	(2,747)

NET INCOME	$21,906	$21,278	$25,569

EARNINGS PER SHARE
Basic	$0.45	$0.44
Diluted	$0.45	$0.43
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	48,639	48,678
Diluted	49,039	49,623

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

	(In thousands except
	per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,162	$127,425
Accounts receivable, net	45,629	48,993
Inventories	12,952	9,433
Deferred television production costs	3,627	3,949
Other current assets	7,772	6,013

Total current assets	211,142	195,813

PROPERTY, PLANT AND EQUIPMENT, net	45,423	37,349

INTANGIBLE ASSETS, net	49,340	47,207

OTHER NONCURRENT ASSETS, net	5,716	17,045

Total assets	$311,621	$297,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,649	$48,340
Accrued payroll and related costs	5,988	7,190
Income taxes payable	—	2,590
Current portion of deferred subscription income	28,724	28,782

Total current liabilities	75,361	86,902

DEFERRED SUBSCRIPTION INCOME	9,071	8,614

OTHER NONCURRENT LIABILITIES	4,997	5,782

Total liabilities	89,429	101,298

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized: 15,160 and 14,559 shares issued in 2001 and 2000, respectively	152	146
Class B common stock, $.01 par value, 150,000 shares authorized; 33,619 and 33,888 shares outstanding in 2001 and 2000, respectively	336	339
Capital in excess of par value	173,470	168,528
Retained earnings	49,009	27,103
Less Class A treasury stock — 59 shares at cost	(775)	—

Total shareholders’ equity	222,192	196,116

Total liabilities and shareholders’ equity	$311,621	$297,414

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2000 and 1999

		Class A		Class B			Class A
		Common Stock		Common Stock		Capital in	Treasury Stock
	Members’					Excess of				Retained
	Equity	Shares	Amount	Shares	Amount	Par Value	Shares	Amount		Earnings	Total

	(In thousands)
Balance at January 1, 1999	$36,815	—	$—	—	$—	$—		$		$—	$36,815
Net income	19,744	—	—	—	—	—				5,825	25,569
Issuance of equity interests	25,000	—	—	—	—	—				—	25,000
Capital distributions	(21,441)	—	—	—	—	—				—	(21,441)
Common shares issued in connection with merger of Martha Stewart Living Omnimedia LLC into Martha Stewart Living Omnimedia, Inc.	(60,118)	7,111	71	34,127	341	59,706				—	—
Issuance of shares in connection with initial public offering	—	8,280	83	—	—	132,172				—	132,255
Issuance of shares for employee benefit plans and stock options	—	93	1	—	—	1,203				—	1,204

Balance at December 31, 1999	—	15,484	155	34,127	341	193,081				5,825	199,402
Net income	—	—	—	—	—	—				21,278	21,278
Issuance of shares for employee benefit plans and stock options	—	441	5	—	—	3,704				—	3,709
Repurchase and retirement of common stock	—	(1,366)	(14)	—	—	(32,489)				—	(32,503)
Shares returned on net treasury basis	—	—	—	(239)	(2)	2				—	—
Tax benefit from exercise of stock options	—	—	—	—	—	4,230				—	4,230

Balance at December 31, 2000	—	14,559	146	33,888	339	168,528				27,103	196,116
Net income										21,906	21,906
Conversion of shares	—	269	3	(269)	(3)	—				—	—
Issuance of shares for employee benefit plans and stock options	—	332	3	—	—	3,179				—	3,182
Repurchase of common stock	—	—	—	—	—	—	(59)		(775)	—	(775)
Tax benefit from exercise of stock options	—	—	—	—	—	1,763	—		—	—	1,763

Balance at December 31, 2001	—	15,160	$152	33,619	$336	$173,470	(59)		$(775)	$49,009	$222,192

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,906	$21,278	$25,569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,765	9,090	6,560
Deferred income tax (benefit) expense	108	(860)	(3,825)
Tax benefit from stock option exercises	1,763	4,230	—
Other noncash charges	—	—	1,670
Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	3,424	(7,310)	(16,423)
Inventories	(3,242)	(3,270)	359
Other current assets	(2,163)	(196)	(1,457)
Deferred television production costs	322	(1,406)	495
Other noncurrent assets	(528)	(946)	(1,087)
Accounts payable and accrued liabilities	(11,993)	14,929	12,717
Income taxes payable	(2,590)	2,257	—
Deferred subscription income	400	2,410	3,507
Other noncurrent liabilities	(783)	(668)	219

	(2,517)	18,260	2,735

Net cash provided by operating activities	19,389	39,538	28,304

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,283)	(24,771)	(6,298)
Net investment proceeds (purchases)	13,096	(13,297)	—
Acquisition of business	(3,872)	—	—

Net cash used in investing activities	(8,059)	(38,068)	(6,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of long-term debt	—	—	(27,650)
Issuance of equity in LLC	—	—	25,000
Issuance of a class A common stock, net of expenses	3,182	3,709	132,255
Repurchase and retirement of common stock	(775)	(32,503)	—
Distributions to members	—	—	(21,440)

Net cash provided by (used in) financing activities	2,407	(28,794)	108,165

Net increase (decrease) in cash	13,737	(27,324)	130,171
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,425	154,749	24,578

CASH AND CASH EQUIVALENTS, END OF YEAR	$141,162	$127,425	$154,749

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1 The Company

      Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) includes the operations, assets and liabilities of Martha Stewart Living Omnimedia LLC (“MSLO”), a predecessor to the Company, which was merged with and into the Company on October 22, 1999. This merger was accounted for as a combination of companies under common control and, accordingly, the financial statements for prior periods have been retroactively restated.

      In 1997, the Company entered into an agreement with Time Publishing Ventures, Inc. (together with its parent and affiliated companies, “Time”) and purchased Martha Stewart Living magazine as well as the rights to any Martha Stewart Living publications, television programs related to Martha Stewart and the Martha by Mail business, as well as related liabilities, for approximately $53,276, including related acquisition costs (the “MSL acquisition”). Time received a promissory note for $30,000 and a 6.27% equity interest in the Company. The purchase price was calculated taking into consideration the special income distribution of $18 million payable to Time pursuant to the limited liability company agreement of the Company. This distribution was made in February 1997. This transaction, which was consummated on February 3, 1997, has been accounted for as a purchase as of January 1, 1997, the effective date on which the assets and liabilities were transferred. In addition, Time and certain of its affiliates entered into transition and other service agreements with the Company, which are described in Note 9.

      The Company is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Television, Merchandising and Internet/ Direct Commerce. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book, radio, newspaper, and music operations. The Television segment consists of the Company’s television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada, Japan (and certain other international markets), weekly segments on CBS’s The Early Show broadcast, as well as periodic prime-time specials. The Merchandising segment consists of the Company’s operations related to the design of, and licensing of certain of the Company’s trademarks in connection, with merchandise and related promotional and packaging materials that are distributed by the Company’s retail and manufacturing partners in exchange for royalty income. The Internet/ Direct Commerce segment comprises the Company’s operations relating to the Martha by Mail catalog, the website marthastewart.com and the Wedding List.

      The Company’s revenues from foreign sources were $9,795, $8,322 and $6,233 in 2001, 2000 and 1999, respectively.

2 Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     Cash and Cash Equivalents

      Cash and cash equivalents include cash and all short-term securities held for the primary purpose of general liquidity. Such securities mature within three months of the date of acquisition.

     Revenue Recognition

      Magazine advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Royalties and television appearance fees are recorded as earned in accordance with the specific terms of each agreement.

     Television Production Costs

      Television production costs are capitalized and amortized based on revenue earned as a percentage of total revenue sold for the applicable television product. If a total net loss is projected for a particular product, television production costs are written down to net realizable value.

     Intangible Assets

      Intangible assets, representing the excess of purchase price over net assets acquired, have been amortized over twenty years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of intangible assets, principally based on forecasts of future undiscounted cash flows.

     Inventories

      Inventories consisting of paper and product merchandise are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Advertising Costs

      Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.

     Earnings Per Share

      Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. For the years ended December 31, 2001, and 2000, the dilutive effect of stock options included in the determination of diluted weighted average common shares outstanding were approximately 401,000 and 946,000, respectively. The antidilutive options excluded from this amount totaled 5,013,814 and 571,025, with a weighted average exercise price of $19.05 and $25.91, in 2001 and 2000, respectively.

      Options granted under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC/ Stock Option Plan are not included as they are not dilutive (see Note 7).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Deferred Subscription Income

      Deferred subscription income results from advance payments for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company’s consolidated financial position or results of operations.

3 Equity Transactions and Acquisitions

     Acquisition of The Wedding List

      In March 2001, the Company paid cash of approximately $3.9 million and assumed certain liabilities to acquire the assets of The Wedding List, a wedding registry and gift business. The acquisition has been accounted for using the purchase method of accounting and, accordingly, has included the results of operations of the acquired business commencing upon the acquisition date. The acquisition resulted in goodwill of approximately $5.3 million, which has been recorded based upon a preliminary estimate of the fair value of net assets acquired and is being amortized over twenty years.

     Initial Public Offering

      On October 22, 1999, the Company completed an initial public offering of 8.3 million shares of Class A common stock at $18.00 per share, raising net proceeds of $132,255 after underwriting discounts, commissions and expenses.

     Strategic Investment

      In July 1999, an affiliate of Kleiner Perkins Caufield & Byers, a venture capital firm, acquired 5% of the Company and was issued a warrant to acquire 15% of any publicly traded class of stock issued by the Company that is intended to reflect the performance of the Company’s Internet business (as defined in the warrant), in exchange for $25,000 in cash. The warrant may also become exercisable in the event of a business combination relating to, or a sale of all or part of, the Company’s Internet business. The warrant, which has an exercise price of $21,000, expires July 27, 2002, and may expire earlier in certain circumstances. $14,250 of the proceeds from this transaction were used to repay the loan from Bank of America, N.A. (see Note 10).

     Common Stock

      The Company has two classes of common stock outstanding. The Class B common stock is identical in all respects to Class A common stock, except with respect to voting and conversion rights. Each holder of Class B common stock is entitled to ten votes for each share held of record and is convertible on a one-for-one basis to Class A stock.

     Stock Repurchases

      In September 2001, the Board of Directors authorized the repurchase of up to $5,000 of the Company’s outstanding common stock. Pursuant to the program, purchases of stock may be made from time to time, in the open market, subject to market conditions and at prevailing market prices. During the year ended December 31, 2001, the Company purchased approximately 59,000 shares of its Class A common stock at a cost of $775.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4 Accounts Receivable, net

      The components of accounts receivable at December 31, 2001 and 2000 are as follows:

	2001	2000

Advertising	$31,337	$33,645
Newsstand	2,236	3,518
Licensing	9,122	7,172
Other	7,434	9,024

	50,129	53,359
Less: reserve for credits and uncollectible accounts	4,500	4,366

	$45,629	$48,993

5 Inventories

      The components of inventories at December 31, 2001 and 2000 are as follows:

	2001	2000

Paper	$4,526	$4,151
Product merchandise	8,426	5,282

	$12,952	$9,433

6 Property, Plant and Equipment, net

      The components of property, plant and equipment at December 31, 2001 and 2000 are as follows:

	2001	2000

Studios and equipment	$6,765	$6,765
Furniture, fixtures and equipment	9,714	8,562
Computer hardware and software	31,191	15,628
Leasehold improvements	20,361	19,424

	68,031	50,379
Less: accumulated depreciation and amortization	22,608	13,030

	$45,423	$37,349

      Depreciation expense was $9,578, $6,140, and $3,610 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Included in property, plant and equipment are assets that were acquired under capital leases in the amount of $7,781, with accumulated amortization of $5,793 and $3,362 at December 31, 2001 and 2000, respectively. Depreciation expense associated with assets under capital leases is included in total depreciation expense.

7 Employee Benefit Plans

     Retirement Plans

      The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the maximum allowable contribution by the IRS ($10.5 in 2001 and 2000 and $10 in 1999), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $927, $779 and $385 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company does not sponsor any postretirement and/or postemployment benefit plan.

     Stock Options

      The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/ Stock Option Plan (the “1997 Option Plan”) in November 1997 under which options to purchase 539,564 LLC units were outstanding as of December 31, 1998, based upon an assumed 10 million outstanding LLC units. In connection with the merger with MSLO in October 1999, the outstanding options for approximately 509,841 LLC units were converted into options to purchase 1,995,740 shares of Class A common stock. The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of these options exercised during the relevant period. During 2000, 238,456 shares of Class B common stock were returned under this agreement. Accordingly, options outstanding under this plan are not dilutive. The vesting schedule for options granted under the plan is generally as follows: 10% at December 31, 1998 and 1999, 20% at December 31, 2000 and 2001, and 40% on December 31, 2002. The status of this stock option plan is summarized as follows:

	Number	Weighted average
	of shares	exercise price

Outstanding as of October 22, 1999	1,995,740	$0.63
Exercised	(27,463)	0.60

Outstanding as of December 31, 1999	1,968,277	0.63
Exercised	(216,069)	0.65
Cancelled	(77,219)	0.60

Outstanding as of December 31, 2000	1,674,989	0.63
Exercised	(155,270)	0.60
Cancelled	(143,781)	0.60

Outstanding as of December 31, 2001	1,375,938	$0.63

Options exercisable at:
December 31, 1999	647,815	$0.63
December 31, 2000	753,545	$0.62
December 31, 2001	836,975	$0.61

      The Company has additional stock option plans that provide for the granting of stock options to employees and non-employee members of the Company’s Board of Directors. The options granted under these plans are to purchase Class A common stock at the fair market value at the date of grant. Employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest on the first anniversary of the date of the grant of such option. The term of the options granted under these plans is ten years. The status of these stock option plans is summarized as follows:

	Number	Weighted average
	of shares	exercise price

Granted	5,131,840	$17.65
Exercised	—	—
Cancelled	(1,800)	18.00

Outstanding as of December 31, 1999	5,130,040	17.65
Granted	2,011,753	18.23
Exercised	(223,717)	16.16
Cancelled	(415,305)	17.81

Outstanding as of December 31, 2000	6,502,771	17.87
Granted	2,512,900	16.52
Exercised	(173,793)	17.33
Cancelled	(1,045,911)	15.87

Outstanding as of December 31, 2001	7,795,967	$17.74

Options exercisable at:
December 31, 1999	—	—
December 31, 2000	1,059,243	$17.97
December 31, 2001	2,292,420	$18.17

      As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123’s alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair value of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

	2001	2000	1999

risk-free interest rates	4.82%	6.23%	5.78%
dividend yields	0	0	0
expected volatility	57%	46%	25%
expected option life	6 years	6 years	6 years
fair market value per share granted	$7.23	$9.71	$6.63

      Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the options vesting period. The pro forma effect on net income for the years ended December 31, 2001, 2000 and 1999, were as follows:

	2001	2000	1999

NET INCOME
As reported	$21,906	$21,278	$25,569
Pro forma	14,599	16,205	24,569
Pro forma earnings per share — diluted	$0.30	$0.33	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8 Income Taxes

      Prior to its conversion to corporate form on October 22, 1999, the Company operated as a limited liability company and generally was not subject to U.S. federal and state income taxes. The earnings of the Company were subject to local unincorporated business taxes. The results of operations were reportable by the members of the limited liability company on their respective tax returns. Effective with the conversion from a limited liability company, the Company became subject to U.S. federal, state and local income taxes. The provision (benefit) for income taxes consists of the following for the years ended December 31, 2001, 2000, and 1999:

	2001	2000	1999

CURRENT INCOME TAXES
Federal	$12,152	$12,292	$60
State and local	3,372	4,190	555
Foreign	423	376	463

Total current income tax expense	15,947	16,858	1,078

DEFERRED INCOME TAXES (BENEFIT)
Federal	81	(640)	(2,900)
State and local	27	(220)	(925)

Total deferred income tax expense (benefit)	108	(860)	(3,825)

Income tax provision (benefit)	$16,055	$15,998	$(2,747)

      A reconciliation from the federal income tax provision at the statutory rate to the effective rate for the year ended December 31, 2001 and 2000 is as follows:

	2001	2000

Computed tax at the federal statutory rate of 35%	$13,286	$13,047
State income taxes, net of federal benefit	2,209	2,581
Non-deductible goodwill amortization	965	965
Non-deductible expense	25	315
Non-taxable interest income	(430)	(910)

Provision for income taxes	$16,055	$15,998

Effective tax rate	42.3%	42.9%

      Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the conversion to a “C” Corporation in 1999, the Company recognized a deferred tax benefit of $4,810 primarily related to the recognition of net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets recorded in accordance with the provisions of SFAS No. 109. Such benefit is included in the income tax provision (benefit) in 1999. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000

DEFERRED TAX ASSETS
Inventory obsolescence reserves	$1,213	$1,457
Provision for doubtful accounts	1,000	1,087
Accrued rent	1,159	949
Reserve for newsstand returns	1,294	743
Accrued compensation	82	603
Other	345	428

Total deferred tax assets	5,093	5,267

DEFERRED TAX LIABILITIES
Depreciation and amortization	(26)	(407)

Total deferred tax liabilities	(26)	(407)

NET DEFERRED TAX ASSET	$5,067	$4,860

9 Related Party Transactions

      The Company has entered into a services agreement with Time, whereby Time provides certain administrative, purchasing, editing and sales services to the Company, including the purchase of paper. The cost of these services amounted to approximately $32,042, $34,749 and $26,812 in 2001, 2000 and 1999, respectively, including $31,331, $34,149 and $26,205 of paper purchases, respectively.

      The Company also entered into agreements with Time, whereby Time provides fulfillment services for Martha by Mail products and the Company’s magazines. The fees for these services amounted to approximately $21,753, $21,462 and $16,063 in 2001, 2000 and 1999, respectively. The Company no longer uses Time to provide such services for Martha by Mail Products.

      The Company also entered into an agreement with Time whereby Time provides newsstand distribution services for the Company’s magazines. The fees for these services amounted to approximately $2,338, $2,091 and $1,658 in 2001, 2000 and 1999, respectively.

      The aggregate amounts due to Time included in accounts payable and accrued liabilities were approximately $6,784 and $11,628 as of December 31, 2001 and 2000, respectively. Aggregate amount due from Time included in accounts receivable, net, was $1,335 and $1,424 as of December 31, 2001 and 2000 respectively.

      Oxmoor House Inc., an affiliate of Time, currently publishes the Martha Stewart Living series of books. The Company has a contract with Oxmoor House whereby the Company and Oxmoor House split net profits from the sale of books. Income recognized under these agreements was approximately $2,296, $2,327 and $2,531, in 2001, 2000 and 1999, respectively.

      The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. The fees for use of these properties amounted to $2,000, in each of 2001, 2000, and 1999.

      In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Ms. Stewart and owned by and benefiting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by Ms. Stewart. If the arrangement lasts more than sixteen years, the Company will no longer be obligated to make premium payments and will receive interest on the outstanding amount paid by the Company as of such time. As of December 31, 2001, the aggregate amount paid by the Company under this arrangement is $1,122.

      During 2001, 2000 and 1999 the Company paid $255, $216 and $194 respectively, to a company owned by Martha Stewart for various expenses incurred on the Company’s behalf.

      From time to time, the Company uses the service of a law firm of which Martha Stewart’s son-in-law is a partner. The Company paid an aggregate of approximately $72 and $166 in fees and expenses in respect of such services in 2000 and 1999, respectively.

10 Line of Credit

      The Company had a note payable aggregating $27,650 to Time Publishing Ventures, Inc. at December 31, 1998. The note was due on February 3, 2001, and bore interest at the current prime rate plus 1% per annum. In March 1999, the Company entered into an agreement with Bank of America, N.A., formerly known as NationsBank, N.A., for a loan in the amount of $15,000. The proceeds from the loan were used, along with existing cash balances, to pay in full the note payable to Time Publishing Ventures aggregating $27,650 plus accrued interest. In July 1999, the Company repaid the Bank of America, N.A. loan with the proceeds received from the Kleiner Perkins investment (see Note 3).

      The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $10,000 with an interest rate equal to LIBOR plus 1% per annum. The agreement also requires the Company to pay a commitment fee equal to one-quarter of 1% per annum of the unused available borrowings. As of December 31, 2001, the Company did not have any amounts outstanding under this agreement.

11 Commitments and Contingencies

      During the year ended 2001, the revenues from Kmart Corporation were approximately 13% of the company’s total revenues. As of December 31, 2001, accounts receivable from Kmart were approximately $10,700. On January 22, 2002, Kmart Corporation filed for reorganization under Chapter 11 bankruptcy protection. The Company is a party to a long- term license agreement with Kmart. The Company expects to receive payment for all amounts due under the contract as of the bankruptcy filing date.

      The Company leases office facilities and equipment for terms extending through 2010 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $8,390, $8,927, and $3,341 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule of future minimum payments under capitalized and operating leases at December 31, 2001:

	Capitalized	Operating
	Leases	Leases

2002	$2,406	$8,231
2003	483	8,345
2004	—	8,509
2005	—	8,602
2006	—	8,183
Thereafter	—	28,696

Total minimum lease payments	2,889	$70,566

Imputed interest	174

Present value of minimum capitalized lease payments	2,715
Current portion	2,243

Long-term capitalized lease obligation	$472

      The Company has outstanding letters of credit for $2,326 as security for certain leases as of December 31, 2001.

      In the ordinary course of business, the Company is involved in various legal proceedings. The Company believes that the ultimate resolution of these claims to the extent not covered by insurance or other third party indemnities, will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position or results of operations.

12 Other Information

      The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of these accounts approximates fair value.

      Accumulated amortization of intangible assets was $14,989 and $11,802 at December 31, 2001 and 2000, respectively. Amortization expense was $3,187, $2,950, and $2,950 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Advertising expense was $15,415, $16,276, and $14,541 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Interest paid was $390, $598, and $2,705 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Income taxes paid were $17,613, $10,372 and $716 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Included in other noncurrent assets at December 31, 2000, is an investment of approximately $13.3 million in BlueLight.com, an e-commerce company. The investment was carried at cost. During the year ended December 31, 2001, the company received $13.3 million in connection with the sale of its equity in BlueLight.com to Kmart Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13 Industry Segments

      The Company’s industry segments are discussed in Note 1. Segment information for the years ended December 31, 2001, 2000, and 1999 was as follows:

				Internet/Direct	Corporate
	Publishing	Television	Merchandising	Commerce	Charges	Consolidated

2001
Revenues	$181,708	$29,522	$35,572	$48,825	—	$295,627
Income (loss) from operations	66,138	2,674	29,861	(27,015)	(37,579)	34,079
Depreciation and amortization	158	1,824	633	2,236	7,914	12,765
Total assets	32,083	17,674	8,265	32,039	221,560	311,621
Capital expenditures	136	31	104	13,852	3,160	17,283
2000
Revenues	$179,218	$32,464	$24,345	$49,739	—	$285,766
Income (loss) from operations	66,266	5,748	24,160	(25,659)	(38,808)	31,707
Depreciation and amortization	—	1,874	—	192	7,024	9,090
Total assets	30,662	21,850	8,543	12,871	223,488	297,414
Capital expenditures	—	702	—	1,873	22,196	24,771
1999
Revenues	$145,520	$30,590	$20,200	$36,004	—	$232,314
Income (loss) from operations	48,525	4,708	20,013	(14,767)	(36,157)	22,322
Depreciation and amortization	—	1,569	—	—	4,991	6,560
Total assets	24,570	20,696	7,265	7,444	221,796	281,771
Capital expenditures	—	98	—	—	6,200	6,298

14 Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The standard is effective beginning January 1, 2002. The Company has yet to determine the impact of the standard on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The standard is effective beginning January 1, 2002. The Company has determined that the impact of initial adoption will not have a material impact on the results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15 Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year ended December 31, 2001
Revenues	$71,245	$69,690	$69,635	$85,058	$295,627
Income from operations	9,408	7,869	7,354	9,448	34,079
Net income	6,208	5,199	4,769	5,730	21,906
EARNINGS PER SHARE
Basic	$.13	$.11	$.10	$.12	$.45
Diluted	$.13	$.11	$.10	$.12	$.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	48,516	48,608	48,727	48,703	48,639
Diluted	49,176	49,081	49,022	48,824	49,039

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year ended December 31, 2000
Revenues	$69,146	$69,193	$61,889	$85,538	$285,766
Income from operations	9,347	8,543	5,200	8,617	31,707
Net income	5,581	5,952	3,820	5,925	21,278
EARNINGS PER SHARE
Basic	$.11	$.12	$.08	$.12	$.44
Diluted	$.11	$.12	$.08	$.12	$.43
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,616	48,277	48,365	48,473	48,678
Diluted	51,164	48,704	50,741	49,467	49,623

MARTHA STEWART LIVING OMNIMEDIA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance,	Charged to
	Beginning	Costs and		Balance, End
Description	of Year	Expenses	Deductions	of Year

	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
YEARS ENDED DECEMBER 31,
2001	$2,199	$717	$823	$2,093
2000	1,937	1,196	934	2,199
1999	1,202	1,572	837	1,937
RESERVE FOR AUDIENCE UNDER DELIVERY:
YEARS ENDED DECEMBER 31,
2001	2,167	1,834	2,028	1,973
2000	4,166	(846)	1,153	2,167
1999	4,803	2,159	2,796	4,166