Form 10-Q
period 2002-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2002-05-03
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                           Class                          April 23, 2002
              Class A, $0.01 par value                     18,862,963
              Class B, $0.01 par value                     30,295,328
                                                           ----------
              Total                                        49,158,291
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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                           March 31,           December 31,
                                                                              2002                 2001
                                                                           ----------          ------------
ASSETS                                                                    (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                          $  143,838           $  141,162
        Accounts receivable, net                                               39,484               45,629
        Inventories                                                            13,945               12,952
        Deferred television production costs                                    3,660                3,627
        Other current assets                                                    7,121                7,772
                                                                           ----------           ----------
                             Total current assets                             208,048              211,142
                                                                           ----------           ----------
PROPERTY, PLANT AND EQUIPMENT, net                                             44,301               45,423
                                                                           ----------           ----------
INTANGIBLE ASSETS, net                                                         49,215               49,340
                                                                           ----------           ----------
OTHER ASSETS                                                                    6,857                5,716
                                                                           ----------           ----------
                                 Total assets                              $  308,421           $  311,621
                                                                           ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

        Accounts payable and accrued liabilities                           $   31,466           $   40,649
        Accrued payroll and related costs                                       3,933                5,988
        Current portion of deferred subscription income                        33,528               28,724
                                                                           ----------           ----------
                          Total current liabilities                            68,927               75,361
DEFERRED SUBSCRIPTION INCOME                                                    7,864                9,071
OTHER NONCURRENT LIABILITIES                                                    4,884                4,997
                                                                           ----------           ----------
                          Total liabilities                                    81,675               89,429
                                                                           ----------           ----------

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares
        authorized; 18,878 and 15,160 shares issued in 2002
        and 2001, respectively                                                    188                  152
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 30,295 and 33,619 outstanding in 2002 and 2001,
        respectively                                                              303                  336
     Capital in excess of par value                                           175,117              173,470
     Retained earnings                                                         51,913               49,009
     Less Class A treasury stock - 59 shares at cost                            (775)                (775)
                                                                           ----------           ----------
                        Total shareholders' equity                            226,746              222,192
                                                                           ----------           ----------
                  Total liabilities and shareholders' equity               $  308,421           $  311,621
                                                                           ==========           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                      2002               2001
                                                    --------           --------
Revenues
      Publishing                                    $ 43,095           $ 46,577
      Television                                       6,711              6,443
      Merchandising                                   11,075              7,828
      Internet/Direct Commerce                         7,819              9,501
                                                    --------           --------

            Total revenues                            68,700             70,349
                                                    --------           --------

Operating costs and expenses
      Production, distribution and editorial          38,237             35,755
      Selling and promotion                           11,319             11,538
      General and administrative                      11,657             10,932
      Depreciation and amortization                    3,055              1,978
      Amortization of intangible assets                  ---                738
                                                    --------           --------

            Total operating costs and expenses        64,268             60,941
                                                    --------           --------

Income from operations                                 4,432              9,408
    Interest income, net                                 490              1,295
                                                    --------           --------
Income before income taxes                             4,922             10,703

     Income tax provision                             (2,018)            (4,495)
                                                    --------           --------

Net income                                          $  2,904           $  6,208
                                                    ========           ========

Basic earnings per share                            $   0.06           $   0.13
                                                    --------           --------
Basic average shares outstanding                      48,945             48,516
                                                    --------           --------
Diluted earnings per share                          $   0.06           $   0.13
                                                    --------           --------
Diluted average shares outstanding                    49,097             49,176
                                                    --------           --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2002
                            (unaudited, in thousands)


                                            Class A           Class B         Capital in                    Class A
                                         common stock       common stock     Excess of par   Retained    treasury stock
                                       Shares    Amount   Shares    Amount      value        earnings   Shares     Amount     Total
                                       ------    ------   ------    ------   -------------   --------   ------     ------   --------
Balance at January 1, 2002             15,160    $  152   33,619    $  336     $173,470      $ 49,009      (59)    $ (775)  $222,192

Net income for the period                  --        --       --        --           --         2,904       --         --      2,904

Conversion of shares                    3,324        33   (3,324)      (33)          --            --       --         --         --

Issuance of shares for stock option
   exercises                              394         3       --        --        1,647            --       --         --      1,650
                                       ------    ------   ------    ------     --------      --------   ------     ------   --------

Balance at March 31, 2002              18,878    $  188   30,295    $  303     $175,117      $ 51,913      (59)    $ (775)  $226,746
                                       ======    ======   ======    ======     ========      ========   ======     ======   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                              2002             2001
                                                                            ---------       ---------
Cash flows from operating activities
        Net income                                                          $   2,904       $   6,208
        Adjustments to reconcile net income to net
           cash provided by (used in) operating activities
              Depreciation and amortization                                     3,055           2,716
              Changes in operating assets and liabilities, net of
              assets acquired                                                  (3,000)        (17,985)
                                                                            ---------       ---------

                   Net cash provided by (used in) operating activities          2,956          (9,061)
                                                                            ---------       ---------

Cash flows from investing activities
              Acquisition of business                                              --          (3,824)
              Capital expenditures                                             (1,933)         (3,805)
                                                                            ---------       ---------

                   Net cash used in investing activities                       (1,933)         (7,629)
                                                                            ---------       ---------

Cash flows from financing activities
              Issuance of note payable                                             --           2,000

              Proceeds received from stock option exercises                     1,650           1,221
                                                                            ---------       ---------

                   Net cash provided by financing activities                    1,650           3,221
                                                                            ---------       ---------

                   Net increase (decrease) in cash                              2,676         (13,469)

Cash and cash equivalents, beginning of period                                141,162         127,425
                                                                            ---------       ---------

Cash and cash equivalents, end of period                                    $ 143,838       $ 113,956
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

         The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2001.

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

         c. Intangible assets

         Commencing January 1, 2002, the Company Adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The Company is in the process of finalizing its initial valuations and expects that it will record a charge in the range of $5 to $6 million to adjust the carrying value of goodwill upon the completion of the evaluation.

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

         e. Reclassifications

         The prior period presentation has been restated to conform with Emerging Issues Task Force Issue 01-09. These rules require that certain expenses historically presented as expenses be reclassified and netted against revenue.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)


2.       Inventories

         The components of inventories are as follows:

                                                  March           December 31,
                                                 31, 2002             2001
                                                 --------         ------------
          Paper                                  $ 5,846            $ 4,526
          Product merchandise                      8,099              8,426
                                                 -------            -------
                                                 $13,945            $12,952
                                                 =======            =======

3.       Industry segments

         The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets, weekly segments on CBS's The Early Show broadcast, as well as periodic prime time specials. The Merchandising segment consists of the Company's operations related to the design of, and licensing of certain of the Company's trademarks in connection with, merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog, a wedding registry and gift business, and the website marthastewart.com

         Revenues for each segment are presented in the condensed consolidated income statements. Income from operations for each segment is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  2002           2001
                                                --------       --------
Publishing                                      $ 15,213       $ 17,349
Television                                           355            299
Merchandising                                      7,440          7,560
Internet/Direct Commerce                          (9,217)        (5,963)
                                                --------       --------

Total before corporate charges                    13,791         19,245

Corporate                                         (9,359)        (9,837)
                                                --------       --------
Income from operations                          $  4,432       $  9,408
                                                ========       ========

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

4.       Supplemental Cash Flow Information

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2002        2001
                                                        ------      ------
Cash paid for interest                                  $   59      $  122

Cash paid for income taxes                                 633       2,230

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc. and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

                                                      Three Months Ended
                                                           March 31,
                                                      2002           2001
                                                    --------       --------
                                                     (in thousands, except
                                                       per share amounts)
Revenues
      Publishing                                    $ 43,095       $ 46,577
      Television                                       6,711          6,443
      Merchandising                                   11,075          7,828
      Internet/Direct Commerce                         7,819          9,501
                                                    --------       --------
            Total revenues                            68,700         70,349
                                                    --------       --------
Operating costs and expenses
      Production, distribution and editorial          38,237         35,755
      Selling and promotion                           11,319         11,538
      General and administrative                      11,657         10,932
      Depreciation and amortization                    3,055          1,978
      Amortization of intangible assets                   --            738
                                                    --------       --------
            Total operating costs and expenses        64,268         60,941
                                                    --------       --------
Income from operations                                 4,432          9,408
                                                    --------       --------
Interest income, net                                     490          1,295
                                                    --------       --------
Income before income taxes                             4,922         10,703
                                                    --------       --------
Income tax provision                                  (2,018)        (4,495)
                                                    --------       --------
Net income                                          $  2,904       $  6,208
                                                    ========       ========
Earnings per share- basic                           $   0.06       $   0.13
                                                    ========       ========
Earnings per share- diluted                         $   0.06       $   0.13
                                                    ========       ========

Revenues. Total revenues decreased $1.6 million, or 2.3%, to $68.7 million for the three months ended March 31, 2002, from $70.3 million for the three months ended March 31, 2001. Publishing revenues decreased $3.5 million, or 7.5%, to $43.1 million for the three months ended March 31, 2002, from $46.6 million for the three months ended March 31, 2001. This decrease was primarily due to the impact of publishing one less special issue in the quarter, which was partially offset by higher advertising revenues resulting from an advertising rate increase. Television revenues increased $0.3 million, or 4.2%, to $6.7 million for the three months ended March 31, 2002, from $6.4 million for the three months ended March 31, 2001. The increase is due primarily to revenues earned on two new cable programs, which was partially offset by an industry-wide decline in advertising rates. Merchandising revenues increased $3.3 million, or 41.5%, to $11.1 million for the three months ended March 31, 2002, from $7.8 million for the three months ended March 31, 2001, primarily as a result of an increased royalty rate under our agreement with Kmart, and revenue from the successful launches of the new Martha Stewart Everyday Keeping and Martha Stewart Everyday Decorating product lines at Kmart. Internet/Direct Commerce revenues decreased $1.7 million, or 17.7%, to $7.8 million for the three months ended March 31, 2002, from $9.5 million for the three months ended March 31, 2001, due to lower advertising revenues of $.4 million and the impact of lower catalog circulation. Product revenues were also negatively impacted from the relocation of our fulfillment center to a new center.

Production, distribution and editorial. Production, distribution and editorial expenses increased $2.5 million, or 7.0%, to $38.2 million for the three months ended March 31, 2002, from $35.8 million for the three months ended March 31, 2001. Merchandising segment costs increased by $2.5 million due to the elimination of cost reimbursements from Kmart as part of our new agreement, which commenced in August 2001. Publishing segment costs decreased $1.3 million primarily from the impact of a reduction in paper and printing costs associated with publishing one less special issue in the quarter. Internet/Direct Commerce segment costs increased $1.2 million primarily due to costs associated with the acquired Wedding List business. The segments costs also were negatively impacted by approximately $1.3 million attributable to moving our call and fulfillment center and employee costs associated with staff reductions during the quarter.

Selling and promotion. Selling and promotion expenses decreased $0.2 million, or 2.0%, to $11.3 million for the three months ended March 31, 2002, from $11.5 million for the three months ended March 31, 2001. Publishing segment costs decreased $0.1 million resulting primarily from lower circulation costs associated with publishing one less special issue in the quarter. Internet/Direct Commerce segment costs decreased $0.1 million resulting from lower promotional spending, partially offset by costs from the acquired Wedding List business.

General and administrative. General and administrative expenses increased $0.7 million, or 6.6%, to $11.7 million for the three months ended March 31, 2002, from $10.9 million for the three months ended March 31, 2001. The higher expenses primarily reflect the nature of the revised Kmart Agreement in which certain costs are no longer reimbursed.

Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 12.5%, to $3.1 million for the three months ended March 31, 2002, from $2.7 million for the three months ended March 31, 2001. The increase is primarily due to increased depreciation of our new website which we launched in November 2001. Furthermore, in the current year we have adopted the new SFAS 142 accounting rules. Accordingly, there is no expense in the current period for the amortization of goodwill. If this standard had been in effect for the prior year's period, the impact would have been to reduce amortization expense by $.7 million ($.01 per share).

Under SFAS 142, goodwill is subject to annual assessment for impairment by applying a fair-value based test. The Company is in the process of finalizing its initial valuations and expects that it will record a charge in the range of $5 to $6 million to adjust the carrying value of goodwill upon the completion of the evaluation.

Interest income, net. Interest income, net was $0.5 million for the three months ended March 31, 2002, compared to $1.3 million for the three months ended March 31, 2001, due to significantly lower interest rates which more than offset increased average cash balances during the 2002 quarter.

Income tax provision. Income tax provision for the three months ended March 31, 2002 was $2.0 million, representing a 41% effective income tax rate. Income tax provision for the three months ended March 31, 2001 was $4.5 million, representing a 42% effective income tax rate. The lower rate in 2002 is due primarily to the effect of reduced non-deductible amortization of intangibles offset by reduced tax benefits from tax-free interest income.

Net income. Net income was $2.9 million for the three months ended March 31, 2002, compared to net income of $6.2 million for the three months ended March 31, 2001, as a result of the above mentioned factors.

Earnings per share. Basic and diluted earnings per share were $0.06 per share for the three months ended March 31, 2002, compared to $0.13 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $143.8 million at March 31, 2002, compared to $141.2 million at December 31, 2001.

Cash flows from operating activities were $3.0 million during the three months ended March 31, 2002, resulting primarily from net income for the quarter. Cash flows used in operating activities were $9.1 million during the three months ended March 31, 2001 resulting primarily from net income which was more than completely offset by payments for accounts payable and accrued liabilities.

Cash flows used in investing activities were $1.9 million for the three months ended March 31, 2002, reflecting $1.9 million of capital expenditures, primarily for an internet technology project. Cash flows used in investing activities were $7.6 million during the three months ended March 31, 2001, reflecting a $3.8 million investment in The Wedding List and capital expenditures of $3.8 million.

Cash flows provided by financing activities for the three months ended March 31, 2002 were $1.7 million, representing proceeds received from the exercise of employee stock options. Cash flows provided by financing activities were $3.2 million during the three months ended March 31, 2001, representing the issuance of a $2.0 million short term note payable in connection with The Wedding List acquisition and $1.2 million of proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of March 31, 2002, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. Additionally, the publication schedule of special issue magazines can vary from quarter to quarter. Revenue and income from operations for the Television segment tend to be higher in the fourth quarter due to the broadcast of a holiday prime-time television special. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

PART II:  OTHER INFORMATION

ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, downturns in national and/or local economies; shifts in our own business strategies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; unexpected developments in Kmart Corporation's Chapter 11 proceedings; and changes in government regulations affecting our industries. Additional information regarding some of these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001) under the caption "Risk Factors."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibit is filed as part of this report:


             EXHIBIT
             NUMBER      EXHIBIT TITLE
             -------     ---------------------

             99.2 Letter of Martha Stewart Living Omnimedia, Inc., dated May 3, 2002, addressed to the Securities and Exchange Commission, regarding representations to Martha Stewart Living Omnimedia, Inc. from Arthur Andersen LLP.


(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MARTHA STEWART LIVING OMNIMEDIA, INC.



Date: May 3, 2002   By:     /s/ James Follo
                        ----------------------------------------------------

                        Name:  James Follo
                        Title: Executive Vice President, Chief Financial Officer

                               (Duly Authorized Officer and Principal
                                Financial Officer)