Form 10-Q
period 2002-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2002-08-14
CIK 1091801

                        SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
                       Class                     August 7, 2002
              Class A, $0.01 par value             19,076,035
              Class B, $0.01 par value             30,295,328
                                                   ----------
              Total                                49,371,363
                                                   ==========

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
Part I.  Financial information

         Item 1. Financial Statements                                          3

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   12

Part II. Other Information

         Item 1. Litigation                                                   19

         Item 4. Submission of matters to a vote of security holders          19


         Item 5. Other Information                                            20

         Item 6. Exhibits and Reports on Form 8-K                             20

         Signatures                                                           21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                          June 30,      December 31,
                                                                            2002            2001
                                                                        -----------     ------------
ASSETS                                                                  (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                         $ 159,927       $ 141,162
        Accounts receivable, net                                             41,339          45,629
        Inventories                                                          11,589          12,952
        Deferred television production costs                                  3,739           3,627
        Other current assets                                                  8,254           7,772
                                                                          ---------       ---------

                             Total current assets                           224,848         211,142
                                                                          ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, net                                           41,644          45,423

INTANGIBLE ASSETS, net                                                       44,257          49,340

OTHER ASSETS                                                                  7,033           5,716
                                                                          ---------       ---------
                                 Total assets                             $ 317,782       $ 311,621
                                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

        Accounts payable and accrued liabilities                          $  34,008       $  40,649
        Accrued payroll and related costs                                     7,518           5,988
        Current portion of deferred subscription income                      29,673          28,724
                                                                          ---------       ---------
                          Total current liabilities                          71,199          75,361

DEFERRED SUBSCRIPTION INCOME                                                  9,370           9,071

OTHER NONCURRENT LIABILITIES                                                  4,511           4,997
                                                                          ---------       ---------
                          Total liabilities                                  85,080          89,429
                                                                          ---------       ---------

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares
        authorized; 19,093 and 15,160 shares outstanding in 2002
        and 2001, respectively                                                  191             152
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 30,295 and  33,619 outstanding in 2002 and 2001,
        respectively                                                            303             336
     Capital in excess of par value                                         177,469         173,470
     Retained earnings                                                       55,514          49,009
                                                                          ---------       ---------
                                                                            233,477         222,967
     Less: Class A treasury stock at cost                                      (775)           (775)
                                                                          ---------       ---------
                        Total shareholders' equity                          232,702         222,192
                                                                          ---------       ---------
                  Total liabilities and shareholders' equity              $ 317,782       $ 311,621
                                                                          =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                    -----------------------       -------------------------
                                                      2002           2001            2002            2001
                                                    --------       --------       ---------       ---------
Revenues
      Publishing                                    $ 47,323       $ 41,055       $  90,417       $  87,631
      Television                                       7,249          6,899          13,960          13,343
      Merchandising                                   15,974          8,796          27,050          16,624
      Internet/Direct Commerce                         8,056         11,050          15,134          20,281
                                                    --------       --------       ---------       ---------

            Total revenues                            78,602         67,800         146,561         137,879
                                                    --------       --------       ---------       ---------

Operating costs and expenses
      Production, distribution and editorial          39,380         36,107          76,151          71,457
      Selling and promotion                           11,656          9,290          22,338          20,828
      General and administrative                      11,368         10,630          23,027          21,561
      Depreciation and amortization                    3,118          2,391           6,135           4,344
      Amortization of intangible assets                   --            738              --           1,476
                                                    --------       --------       ---------       ---------

            Total operating costs and expenses        65,522         59,156         127,651         119,666
                                                    --------       --------       ---------       ---------
Income from operations                                13,080          8,644          18,910          18,213
    Interest income, net                                 568          1,096           1,058           2,392
                                                    --------       --------       ---------       ---------
Income before income taxes                            13,648          9,740
                                                                                     19,968          20,605

Income tax provision                                  (5,596)        (4,091)         (8,187)         (8,655)
                                                    --------       --------       ---------       ---------
Income from continuing operations
      before cumulative effect of accounting
      change                                           8,052          5,649          11,781          11,950

Loss from discontinued operations, net of
       income taxes                                   (1,313)          (450)         (2,139)           (543)
Cumulative effect of accounting change, net
       of income taxes                                    --             --          (3,137)             --
                                                    --------       --------       ---------       ---------
Net income                                          $  6,739       $  5,199       $   6,505       $  11,407
                                                    ========       ========       =========       =========

Earnings per share - basic
    Earnings per share from continuing
        operations                                  $   0.16       $   0.12       $    0.24       $    0.25
                                                    --------       --------       ---------       ---------
    Loss from discontinued operations                  (0.03)         (0.01)          (0.04)          (0.01)
                                                    --------       --------       ---------       ---------
    Cumulative effect of accounting change                --             --           (0.06)             --
                                                    --------       --------       ---------       ---------
    Earnings per share - basic                      $   0.14       $   0.11       $    0.13       $    0.24
                                                    ========       ========       =========       =========

                      Martha Stewart Living Omnimedia, Inc.
              Condensed Consolidated Income Statements (Continued)
               (unaudited, in thousands, except per share amounts)

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                               ---------------------------       ---------------------------
                                                  2002             2001             2002            2001
                                               ----------       ----------       ----------       ----------
Earnings per share - diluted
  Earnings per share from continuing
     operations                                $     0.16       $     0.12       $     0.24       $     0.24
                                               ----------       ----------       ----------       ----------
   Loss from discontinued operation                 (0.03)           (0.01)           (0.04)           (0.01)
                                               ----------       ----------       ----------       ----------
   Cumulative effect of accounting change              --               --            (0.06)              --
                                               ----------       ----------       ----------       ----------
   Earnings per share - diluted                $     0.14       $     0.11       $     0.13       $     0.23
                                               ==========       ==========       ==========       ==========

  Weighted average common shares
     outstanding

   Basic                                           49,166           48,608           48,968           48,562
   Diluted                                         49,373           49,081           49,147           49,129

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2002
                            (unaudited, in thousands)

                                         Class A            Class B          Capital in                    Class A
                                       common stock      common stock      Excess of par    Retained    treasury stock
                                     Shares   Amount    Shares    Amount       value        earnings   Shares     Amount     Total
                                     ------   ------    ------    ------       -----        --------   ------     ------     -----
Balance at January 1, 2002           15,160    $152     33,619     $ 336      $173,470       $49,009    (59)      ($775)   $222,192

Net income for the period                --      --         --        --            --         6,505     --          --       6,505

Conversion of shares                  3,324      33     (3,324)      (33)           --            --     --          --          --

Issuance of shares for stock option
 exercises                              609       6         --        --         3,999            --     --          --       4,005

                                     ------    ----    -------     -----      --------       -------    ---       -----    --------
Balance at June 30, 2002             19,093    $191     30,295     $ 303      $177,469       $55,514    (59)      ($775)   $232,702
                                     ======    ====    =======     =====      ========       =======    ===       =====    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                    Six Months Ended
                                                                         June 30,
                                                                 -----------------------
                                                                    2002          2001
                                                                 ---------     ---------
Cash flows from operating activities
        Net income                                               $   6,505     $  11,407
        Adjustments to reconcile net income to net
           cash provided by operating activities
              Cumulative effect of accounting change                 3,137
              Loss from discontinued operations                        721           122
              Depreciation and amortization                          6,135         5,820
              Changes in operating assets and liabilities            1,206       (11,492)
                                                                 ---------     ---------

                   Net cash provided by operating activities        17,704         5,857
                                                                 ---------     ---------

Cash flows from investing activities

              Acquisition of business                                   --        (3,830)
              Capital expenditures                                  (2,944)       (8,660)
                                                                 ---------     ---------

                   Net cash used in investing activities            (2,944)      (12,490)
                                                                 ---------     ---------

Cash flows from financing activities

              Proceeds received from stock option exercises          4,005         2,554
                                                                 ---------     ---------

                   Net cash provided by  financing activities        4,005         2,554
                                                                 ---------     ---------

                   Net increase (decrease) in cash                  18,765        (4,079)

Cash and cash equivalents, beginning of period                     141,162       127,425
                                                                 ---------     ---------

Cash and cash equivalents, end of period                         $ 159,927     $ 123,346
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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

1.    Accounting policies

      a. General

      Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as the "Company".

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

      d. Reclassifications

      The prior period presentation has been restated to conform with Emerging Issues Task Force Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." These rules require that certain expenditures of the Publishing segment related to newsstand product placement historically presented as expenses be reclassified and netted against revenue. In addition, the prior year periods have been restated to reflect as discontinued operations the results of the operations discussed in Note 5.

      e. New accounting pronouncements

      Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. The Company completed the initial impairment tests in the second quarter of 2002 which resulted in a charge of $5,039 ($3,137 net of income taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment. The remaining intangible assets represent goodwill of the Publishing segment and its fair value exceeds the carrying value.

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

      The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 do not reflect the effect of SFAS 142. The following comparative information represents pro forma results assuming the adoption of SFAS 142 as of January 1, 2001:

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                            ---------------------      -----------------------
                                              2002          2001         2002          2001
                                            -------       -------      -------      ----------
Net income as reported                      $ 6,739       $ 5,199      $ 6,505      $   11,407
Goodwill amortization                            --           435           --             856
                                            -------       -------      -------      ----------
Adjusted Net Income                         $ 6,739       $ 5,634      $ 6,505      $   12,263
                                            =======       =======      =======      ==========

Basic and diluted per share information:
Net income as reported                      $  0.14       $  0.11      $  0.13      $     0.23
Goodwill amortization                            --           .01           --             .02
                                            -------       -------      -------      ----------
Adjusted Net Income                         $  0.14       $  0.12      $  0.13      $     0.25
                                            =======       =======      =======      ==========

2.    Inventories

      The components of inventories are as follows :

                                           June 30,         December 31,
                                             2002              2001
                                           --------         ------------
            Paper                          $ 3,748            $ 4,526

            Product merchandise              7,841              8,426
                                           -------            -------

                                           $11,589            $12,952
                                           =======            =======

3.    Earnings per share

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

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

4.    Industry segments

      The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets, as well as periodic prime time specials. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to the Martha by Mail catalog and the website marthastewart.com.

      Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from continuing operations for each segment were as follows:

                                             Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                           ------------------------        ------------------------
                                             2002            2001            2002            2001
                                           --------        --------        --------        --------
      Publishing                           $ 16,530        $ 15,274        $ 31,742        $ 32,621
      Television                                937             889           1,293           1,188
      Merchandising                          12,350           8,468          19,790          16,028
      Internet/Direct Commerce               (7,855)         (6,123)        (15,673)        (11,924)
                                           --------        --------        --------        --------

      Total before corporate charges         21,962          18,508          37,152          37,913

      Corporate charges                      (8,882)         (9,864)        (18,242)        (19,700)
                                           --------        --------        --------        --------

      Income from operations               $ 13,080        $  8,644        $ 18,910        $ 18,213
                                           ========        ========        ========        ========

                      Martha Stewart Living Omnimedia, Inc.
              Notes to Condensed Consolidated Financial Statements
                        (unaudited, in thousands, except
                                 per share data)

5.    Discontinued Operations

      As of June 30, 2002 the company has decided to exit certain of the operations of The Wedding List business which is a component of the Internet/Direct Commerce segment. The loss from exiting these operations resulted in a write-down of fixed assets of approximately $500 and the accrual of future lease commitments, net of anticipated sublease rental income of $4,900, of approximately $700. These lease payments and offsetting receipts are payable through September 2015. The total charge, net of tax benefits of $501, is $721, and has been included with the losses from operations during the current year periods and is reflected as a loss from discontinued operations in the income statements.

6.    Supplemental Cash Flow Information

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       -------------------       --------------------
                                        2002         2001         2002          2001
                                       ------       ------       ------       -------
      Cash paid for interest           $   40       $  109       $   99       $   231

      Cash paid for income taxes        3,597        8,170        4,229        10,400

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

                                                        Three Months Ended
                                                              June 30,
                                                     ------------------------
                                                       2002            2001
                                                     --------        --------
                                                          (in thousands)
Revenues
      Publishing                                     $ 47,323        $ 41,055
      Television                                        7,249           6,899
      Merchandising                                    15,974           8,796
      Internet/Direct Commerce                          8,056          11,050
                                                     --------        --------
            Total revenues                             78,602          67,800
                                                     --------        --------
Operating costs and expenses
      Production, distribution and editorial           39,380          36,107
      Selling and promotion                            11,656           9,290
      General and administrative                       11,368          10,630
      Depreciation and amortization                     3,118           2,391
      Amortization of intangible assets                    --             738
                                                     --------        --------
            Total operating costs and expenses         65,522          59,156
                                                     --------        --------
Income from  continuing operations                     13,080           8,644
Interest income , net                                     568           1,096
                                                     --------        --------
Income before income taxes                             13,648           9,740
Income tax provision                                   (5,596)         (4,091)
                                                     --------        --------
Net income from continuing operations                   8,052           5,649
Loss from discontinued operations                      (1,313)           (450)
                                                     --------        --------
Net Income                                           $  6,739        $  5,199
                                                     ========        ========

Revenues. Total revenues increased $10.8 million to $78.6 million for the three months ended June 30, 2002, from $67.8 million for the three months ended June 30, 2001. Publishing revenues increased $6.3 million, or 15%, to $47.3 million for the three months ended June 30, 2002, from $41.1 million for the three months ended June 30, 2001. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising pages sold in the Martha Stewart Living magazine, as well as an increase in special publications revenue of approximately $1.7 million due to the publication of two Martha Stewart Kids magazines in the current quarter as opposed to only one in the prior year's quarter. Television revenues increased $0.4 million, or 5%, to $7.2 million for the three months ended June 30, 2002, from $6.9 million for the three months ended June 30, 2001. This increase was primarily due to increased licensing income from two new cable programs of $0.5 million and increased cable advertising revenue of $0.3 million. The increase was partially offset by reduced syndication program revenue of $0.5 million principally due to industry wide lower advertising rates. Merchandising revenues increased $7.2 million, or 82%, to $16.0 million for the three months ended June 30, 2002, from $8.8 million for the three months ended June 30, 2001, primarily as a result of an increased royalty rate under our agreement with Kmart as well as additional revenues from the sale of our Martha Stewart Everyday products sold at Kmart, which reflected the launch of a new housewares product line. Because of a change in the manner in which our royalty is calculated from the prior period, from product cost basis to retail sales basis, precise quantification of the impact of the increased royalty rate is not practicable. Kmart is currently operating under Chapter 11 of the Federal Bankruptcy Code. During the year they have closed 283 stores. The revenues we receive from Kmart are based upon retail sales of our products. As a result of Kmart store closings and recent Kmart sales trends of our products we currently expect our royalties earned under our agreement with Kmart to be at the minimum contractual amount for the full year 2002. Internet/Direct Commerce revenues decreased $3.0 million, or 27%, to $8.1 million for the three months ended June 30, 2002, from $11.1 million for the three months ended June 30, 2001, due to lower advertising revenues of $0.2 million and lower product sales of $2.8 million. The reduced product sales resulted principally from lower catalog circulation.

The US Attorney's office, the SEC and a subcommittee of the House Energy and Commerce Committee are investigating the personal sale of shares owned in another company, ImClone Systems, by Martha Stewart, our Chairman and Chief Executive Officer. We expect to see a negative impact on the Company's business as a result of the uncertainty surrounding these ongoing investigations, primarily in advertising revenues and to a lesser extent revenues in our merchandising segment. In addition, the Company is incurring additional expenses, principally corporate communications and other professional fees, associated with the ongoing investigation. We cannot currently predict with any certainty the extent of the impact these investigations are likely to have on our business due to the uncertainty of the timing and nature of their resolution.

Production, distribution and editorial. Production, distribution and editorial expenses increased $3.3 million, or 9%, to $39.4 million for the three months ended June 30, 2002, from $36.1 million for the three months ended June 30, 2001. Publishing segment costs increased $2.0 million. This increase primarily resulted from increased costs of $0.5 million associated with the increased number of pages printed resulting from the higher number of advertising pages sold and increased production, distribution and editorial costs associated with the extra Martha Stewart Kids magazine of $1.5 million. Merchandising segment costs increased by $2.8 million principally due to the elimination of cost reimbursements from Kmart as part of our new agreement, which commenced in August 2001. The segment also incurred incremental expenses associated with the development of the new Martha Stewart Signature line. Internet/Direct Commerce expenses decreased by $1.6 million primarily due to a reduction in catalog production and distribution costs of $1.0 million due to lower catalog circulation and reductions in payroll costs of approximately $0.6 million.

Selling and promotion. Selling and promotion expenses increased $2.4 million, or 25%, to $11.7 million for the three months ended June 30, 2002, from $9.3 million for the three months ended June 30, 2001. Publishing segment costs increased $2.9 million resulting primarily from increased subscription acquisition and newsstand promotion expenses. Internet/Direct Commerce costs decreased $0.7 million primarily from reduced marketing expenses.

General and administrative. General and administrative expenses increased $0.7 million, or 7%, to $11.4 million for the three months ended June 30, 2002, from $10.7 million for the three months ended June 30, 2001. The higher expenses primarily reflect the nature of the revised Kmart agreement in which certain of our costs are no longer reimbursed.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 30%, to $3.1 million for the three months ended June 30, 2002, from $2.4 million for the three months ended June 30, 2001. The increase is primarily due to increased depreciation of our new website which we launched in November 2001. Furthermore, in the current year we have adopted the new SFAS 142 accounting rules. Accordingly, there is no expense in the current period for the amortization of goodwill. If this standard had been in effect for the prior year's period, amortization expense would have been $0.7 million lower (an impact of $.01 on an earnings per share basis.)

Under SFAS 142, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The Company completed its initial valuations and recorded a charge of approximately $5 million to adjust the carrying value of goodwill. See the "cumulative effect of accounting change" discussion below.

Interest income, net. Interest income, net was $0.6 million for the three months ended June 30, 2002, compared to $1.1 million for the three months ended June 30, 2001, due to significantly lower interest rates, slightly offset by interest earned on higher average cash balances during the current year.

Income tax provision. Income tax provision for the three months ended June 30, 2002 was $5.6 million, representing a 41% effective income tax rate. Income tax provision for the three months ended June 30, 2001 was $4.1 million, representing a 42% effective income tax rate. The lower rate in 2002 is due primarily to the effect of reduced non-deductible amortization of intangibles offset by reduced tax benefits from tax-free interest income.

Loss from discontinued operations. Loss from discontinued operations was $1.3 million for the three months ended June 30, 2002, compared to a loss of $0.5 million from the same operations for the three months ended June 30, 2001. The 2002 amount reflects the write-off of fixed assets of $0.5 million, the accrual of future net lease costs of $0.7 million and losses from operations of $1.0 million, offset by tax benefits of $0.9 million.

Net income. Net income was $6.7 million for the three months ended June 30, 2002, compared to net income of $5.2 million for the three months ended June 30, 2001, as a result of the above mentioned factors.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

                                                                   Six Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                 2002             2001
                                                              ---------        ---------
                                                                     (in thousands)
Revenues
      Publishing                                              $  90,417        $  87,631
      Television                                                 13,960           13,343
      Merchandising                                              27,050           16,624
      Internet/Direct Commerce                                   15,134           20,281
                                                              ---------        ---------
            Total revenues                                      146,561          137,879
                                                              ---------        ---------
Operating costs and expenses
      Production, distribution and editorial                     76,151           71,457
      Selling and promotion                                      22,338           20,828
      General and administrative                                 23,027           21,561
      Depreciation and amortization                               6,135            4,344
      Amortization of intangible assets                              --            1,476
                                                              ---------        ---------
            Total operating costs and expenses                  127,651          119,666
                                                              ---------        ---------
Income from continuing operations                                18,910           18,213
Interest income, net                                              1,058            2,392
                                                              ---------        ---------
Income before income taxes                                       19,968           20,605
Income tax provision                                             (8,187)          (8,655)
                                                              ---------        ---------
Net income from continuing operations before cumulative
 effect of accounting change                                     11,781           11,950
Loss from discontinued operations                                 2,139              543
Cumulative effect of accounting change                            3,137               --
                                                              ---------        ---------
Net income                                                    $   6,505        $  11,407
                                                              =========        =========

Revenues. Total revenues increased $8.7 million, or 6%, to $146.6 million for the six months ended June 30, 2002, from $137.9 million for the six months ended June 30, 2001. Publishing revenues increased $2.8 million, or 3%, to $90.4 million for the six months ended June 30, 2002, from $87.6 million for the six months ended June 30, 2001. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising pages sold in Martha Stewart Living magazine. This increase was partially offset by reduced revenues of $2.4 million from special publications. Television revenues increased $0.6 million, or 5%, to $14.0 million for the six months ended June 30, 2002, from $13.3 million for the six months ended June 30, 2001. This increase was primarily due to increased licensing income from two new cable programs of $1.0 million, increased cable advertising revenue of $0.4 million, and increased licensing fees from the syndicated program of $0.5 million, partially offset by reduced syndication advertising revenue of $1.5 million due primarily to industry wide lower advertising rates. Merchandising revenues increased $10.4 million, or 63%, to $27.1 million for the six months ended June 30, 2002, from $16.6 million for the six months ended June 30, 2001, primarily as a result of an increased royalty rate under our agreement with Kmart as well as additional revenues received from our Martha Stewart Everyday products sold at Kmart, which included the launch of a new housewares product line. Because of a change in the manner in which our royalty is calculated from the prior period, from product cost basis to retail sales basis, precise quantification of the impact of the increased royalty rate is not practicable. Kmart is currently operating under Chapter 11 of the Federal Bankruptcy Code. During the year they have closed 283 stores. The revenues we receive from Kmart are based upon retail sales of our products. As a result of Kmart store closings and recent sales trends of our products at Kmart, we currently expect that our royalties earned under our agreement with Kmart to be at the minimum contractual amount for the full year 2002. Internet/Direct Commerce revenues decreased $5.2 million, or 25%, to $15.1 million for the six months ended June 30, 2002, from $20.3 million for the six months ended June 30, 2001, due to lower advertising revenues of $0.6 million and lower product sales of $4.6 million. The reduced product sales resulted principally from lower catalog circulation.

The US Attorney's office, the SEC and a subcommittee of the House Energy and Commerce Committee are investigating the personal sale of shares owned in another company, ImClone Systems, by Martha Stewart, our Chairman and Chief Executive Officer. We expect to see a negative impact on the Company's business as a result of the uncertainty surrounding these ongoing investigations, primarily in advertising revenues and to a lesser extent revenues in our merchandising segment. In addition, the Company is incurring additional expenses, principally corporate communications and professional fees associated with the ongoing investigations. We cannot currently predict with any certainty the extent of the impact these investigations are likely to have on our business due to the uncertainty of the timing and nature of their resolution.

Production, distribution and editorial. Production, distribution and editorial expenses increased $4.7 million, or 7%, to $76.2 million for the six months ended June 30, 2002, from $71.5 million for the six months ended June 30, 2001. Publishing segment costs increased $0.7 million reflecting higher postage and printing costs, offset by lower paper costs. Merchandising segment costs increased by $5.3 million principally due to the elimination of cost reimbursements from Kmart as part of our new agreement, which commenced in August 2001. The segment also incurred incremental expenses associated with the development of the new Martha Stewart Signature line. Internet/Direct Commerce costs decreased $1.5 million due primarily to lower catalog production and distribution costs of $1.2 million due to lower catalog circulation, and reductions in payroll costs of approximately $0.5 million.

Selling and promotion. Selling and promotion expenses increased $1.5 million, or 7%, to $22.3 million for the six months ended June 30, 2002, from $20.8 million for the six months ended June 30, 2001. Publishing segment costs increased $2.8 million resulting from increased subscription acquisition and newsstand promotion expenses. Internet /Direct Commerce cost decreased $1.5 million primarily due to decreased marketing expenses.

General and administrative. General and administrative expenses increased $1.5 million, or 7%, to $23.0 million for the six months ended June 30, 2002, from $21.6 million for the six months ended June 30, 2001. The higher expenses primarily reflect the nature of the revised Kmart agreement in which certain of our costs are no longer reimbursed.

Depreciation and amortization. Depreciation and amortization increased $1.8 million, or 41%, to $6.1 million for the six months ended June 30, 2002, from $4.3 million for the six months ended June 30, 2001. The increase is primarily due to increased depreciation of our new website which we launched in November 2001. Furthermore, in the current year we have adopted the new SFAS 142 accounting rules. Accordingly, there is no expense in the current period for the amortization of goodwill. If this standard had been in effect for the prior year's period, amortization expenses would have been $1.4 million lower (an impact of $.02 on an earning per share basis.)

Interest income, net. Interest income, net was $1.1 million for the six months ended June 30, 2002, compared to $2.4 million for the six months ended June 30, 2001, due to significantly lower interest rates slightly offset by interest earned on higher average cash balances during the current year.

Income tax provision. Income tax provision for the six months ended June 30, 2002 was $8.2 million, representing a 41% effective income tax rate. Income tax provision for the six months ended June 30, 2002 was $8.7 million, representing a 42% effective income tax rate. The lower rate in 2002 is due primarily to the effect of reduced non-deductible amortization of intangibles offset by reduced tax benefits from tax-free interest income.

Loss from Discontinued Operations. Loss from discontinued operations was $2.1 million for the six months ended June 30, 2002, compared to $0.5 million from the same operations for the six months ended June 30, 2001. The

2002 amount reflects the write-offs of fixed assets of $0.5 million, the accrual of future net lease costs of $0.7 million and losses from operations of $2.4 million offset by tax benefits of $1.5 million.

Cumulative Effect of Accounting Change. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The company will be performing its annual impairment review during the fourth quarter of each year commencing in the fourth quarter of 2002. The Company completed the initial impairment tests in the second quarter of 2002 which resulted in a charge of approximately $5 million ($3.1 million after taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment. The remaining intangible assets represent goodwill of the Publishing segment and its fair value exceeds the carrying value. The Company does not expect to incur any additional charges when it performs the fourth quarter evaluation.

Net income. Net income was $6.5 million for the six months ended June 30, 2002, compared to net income of $11.4 million for the six months ended June 30, 2001, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $159.9 million at June 30, 2002, compared to $141.2 million at December 31, 2001.

Cash flows from operating activities were $17.7 and $5.9 million during the six months ended June 30, 2002, and 2001, respectively, resulting primarily from net earnings in the periods increased by non-cash charges for depreciation, the write-off of goodwill and accrued losses related to discontinued operations. In 2001, these cash flows were impacted by payments for accounts payable and accrued liabilities primarily as a result of payments for our new office facility, our internet technology upgrade project and the timing of vendor payments for product purchases.

Cash flows used in investing activities were $2.9 million for the six months ended June 30, 2002, representing capital expenditures. Cash flows used in investing activities were $12.5 million during the six months ended June 30, 2001, reflecting a $3.8 million net asset purchase of The Wedding List, and $8.7 million of capital expenditures, primarily for our internet technology upgrade project.

Cash flows provided by financing activities for the six month periods ended June 30, 2002 and 2001 were $4.0 and $2.6 million, respectively, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of June 30, 2002, we had no outstanding borrowings under this facility.

During the year ending 2002, we expect revenues from Kmart to exceed 10% of the Company's total revenues. Receivables for royalties are accrued on a monthly basis and payment is made by Kmart on a quarterly basis. The company continues to expect to be paid on its quarterly schedule and has made no provision for any deviation as a result of Kmart's bankruptcy proceedings.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities, will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. Additionally, the publication schedule of special issue magazines can vary from quarter to quarter. Revenue and income from operations for the Television segment have historically been higher in the fourth quarter due to the broadcast of a holiday prime-time television special. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

MSO's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, MSO evaluates its estimates, including those related to bad debts, inventories, long lived assets and accrued losses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, the following may involve the highest degree of judgment and complexity.

Bad Debt

MSO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners on a quarterly basis. With respect to Kmart, the Company continues to expect to be paid on its quarterly schedule and has made no provision for any deviation as a result of Kmart's bankruptcy proceedings.

Long Lived Assets

The company reviews the carrying values of its long-lived assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of the company's assets and result in an impairment charge.

PART II: OTHER INFORMATION

ITEM 1. LITIGATION

The Company and Stewart are named as defendants in Semon v. Martha Stewart Living Omnimedia, Inc., filed in federal court for the Southern District of New York on August 6, 2002 on behalf of persons who acquired the Company stock on the open market from June 7, 2002 to August 5, 2002, excluding certain parties affiliated with the Company. The suit asserts violations of Section 10(b) of the Securities Exchange Act of 1934, and rules promulgated thereunder, and relates to Stewart's sale of 3,928 shares of ImClone stock on December 27, 2001. The plaintiff alleges that Stewart, both directly and through representatives speaking for herself and in her capacity as chief executive officer of the Company, made statements about the sale that were materially false and misleading. The plaintiff alleges that as a result of these violations, the market price of the Company stock was inflated during the putative class period and dropped after the alleged falsity of Stewart's statements became public. The complaint seeks certification of the case as a class action, with plaintiff as lead plaintiff and plaintiff's counsel as lead counsel; damages; attorney's fees and costs; and further relief as determined by the court. The litigation is in its earliest stages, and the Company has not yet appeared in the action or filed any response to the complaint. The Company believes it has substantial defenses to the complaint and intends to defend this litigation vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2002 Annual Meeting of Stockholders on May 9, 2002.

(b) The following matters were acted upon at the meeting by holders of Class A Common Stock and Class B Common Stock voting as one class with the following results:

1. The election of directors to hold office until our next annual meeting. The vote on this matter was as follows:

                                                                                    BROKER
                                           FOR             VOTE WITHHELD           NON-VOTES
                                       -----------         -------------           ---------
            Arthur C. Martinez         320,412,346             71,079                  0

            Darla D. Moore             320,399,281             84,144                  0

            Sharon L. Patrick          320,416,793             66,632                  0

            Naomi O. Seligman          320,418,288             65,137                  0

            Martha Stewart             320,158,888            324,537                  0

            Jeffrey W. Ubben           320,418,278             65,147                  0

2. Approval of the Martha Stewart Living Omnimedia, Inc. 2002 Performance-Based Executive Bonus Plan. The vote on this matter was as follows:

                                                   VOTES          BROKER
               FOR                AGAINST       ABSTAINING       NON-VOTES
               ---                -------       ----------       ---------
               315,446,781        411,684         622,348        4,002,612

3. Approval of the 1999 Stock Incentive Plan. The vote on this matter was as follows:

                                                   VOTES           BROKER
               FOR                AGAINST       ABSTAINING       NON-VOTES
               ---                -------       ----------       ---------
               315,122,041        735,699         623,073        4,002,612

ITEM 5: OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, prolonged negative publicity relating to Martha Stewart; a loss of the services, or diminution in the reputation, of Martha Stewart; the effect on the Company of the ongoing governmental investigations concerning a sale of non-Company stock by Martha Stewart, the related uncertainty, and any adverse outcome of such investigations; downturns in national and/or local economies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our product introductions; and changes in government regulations affecting our industries. Additional information regarding some of these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001) under the caption "Risk Factors."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following exhibit is filed as part of this report:

      Exhibit
      Number        Exhibit Title
      ------        -------------
      99.3          Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002 (18 U.S.C. 1350)

(b)   Reports on Form 8-K

      A report on Form 8-K was filed by the Company on May 8, 2002, which was during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARTHA STEWART LIVING OMNIMEDIA, INC.


Date: August 14, 2002                  By:         /s/ James Follo
                                          --------------------------------------
                                          Name: James Follo
                                          Title: Executive Vice President,
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        EXHIBIT TITLE
------        -------------
 99.3         -- Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (18 U.S.C. 1350)