Form 10-Q
period 2002-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2002-11-14
CIK 1091801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                        COMMISSION FILE NUMBER 001-15395

                      Martha Stewart Living Omnimedia, Inc.

             (Exact name of Registrant as specified in its charter)

Delaware                                                     52-2187059
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

11 West 42nd Street                                          10036
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

                            YES |X|         NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                    Class                            November 11, 2002
           Class A, $0.01 par value                         19,021,441
           Class B, $0.01 par value                         30,145,328
                                                    ------------------
           Total                                            49,166,769
                                                    ==================

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
Part I.  Financial information

         Item 1.  Financial Statements                                        3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 11

         Item 4.  Controls and Procedures                                    18

Part II. Other Information

         Item 1.  Litigation                                                 18

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           20

         Signatures                                                          21

         Certifications                                                      21

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                   September     December
                                                                   30, 2002      31, 2001
                                                                   ---------    ---------
ASSETS                                                            (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                  $ 170,693    $ 141,162
        Accounts receivable, net                                      36,908       45,629
        Inventories                                                   12,118       12,952
        Deferred television production costs                           4,350        3,627
        Other current assets                                           8,016        7,772
                                                                   ---------    ---------

                      Total current assets                           232,085      211,142
                                                                   ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, net                                    39,282       45,423
                                                                   ---------    ---------
INTANGIBLE ASSETS, net                                                44,257       49,340
                                                                   ---------    ---------
OTHER ASSETS                                                           7,016        5,716
                                                                   ---------    ---------
                      Total assets                                 $ 322,640    $ 311,621
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                   $  39,066    $  40,649
        Accrued payroll and related costs                              8,816        5,988
        Current portion of deferred subscription income               26,296       28,724
                                                                   ---------    ---------
                      Total current liabilities                       74,178       75,361
                                                                   ---------    ---------
DEFERRED SUBSCRIPTION INCOME                                           8,304        9,071
                                                                   ---------    ---------
OTHER NONCURRENT LIABILITIES                                           4,655        4,997
                                                                   ---------    ---------
                      Total liabilities                               87,137       89,429
                                                                   ---------    ---------

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares
        authorized; 19,140 and 15,160 shares issued in 2002
        and 2001, respectively                                           192          152
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 30,295 and 33,619 shares outstanding in 2002
        and 2001, respectively                                           303          336
     Capital in excess of par value                                  177,504      173,470
     Retained earnings                                                58,279       49,009
                                                                   ---------    ---------
                                                                     236,278      222,967
     Less: Class A treasury stock-at cost                               (775)        (775)
                                                                   ---------    ---------
                      Total shareholders' equity                     235,503      222,192
                                                                   ---------    ---------
               Total liabilities and shareholders' equity          $ 322,640    $ 311,621
                                                                   =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                 --------------------    ----------------------
                                                   2002        2001        2002          2001
                                                 --------    --------    ---------    ---------
Revenues
      Publishing                                 $ 46,515    $ 44,015    $ 136,932    $ 131,646
      Television                                    6,362       6,627       20,323       19,970
      Merchandising                                10,060       8,289       37,110       24,913
      Internet/Direct Commerce                      7,994       9,109       23,127       29,390
                                                 --------    --------    ---------    ---------
            Total revenues                         70,931      68,040      217,492      205,919
                                                 --------    --------    ---------    ---------

Operating costs and expenses
      Production, distribution and editorial       39,213      35,630      115,364      107,086
      Selling and promotion                        10,713      10,577       33,052       31,405
      General and administrative                   13,689      10,627       36,715       32,189
      Depreciation and amortization                 2,841       2,249        8,976        6,594
      Amortization of intangible assets                --         738           --        2,213
                                                 --------    --------    ---------    ---------
            Total operating costs and expenses     66,456      59,821      194,107      179,487
                                                 --------    --------    ---------    ---------

Income from operations                              4,475       8,219       23,385       26,432

    Interest income, net                              545         866        1,603        3,258
                                                 --------    --------    ---------    ---------
Income before income taxes                          5,020       9,085       24,988       29,690

Income tax provision                               (2,058)     (3,815)     (10,245)     (12,470)
                                                 --------    --------    ---------    ---------
Income from continuing operations
    before  cumulative effect of accounting
    change                                          2,962       5,270       14,743       17,220

Loss from discontinued operations, net of
    income taxes                                     (197)       (501)      (2,336)      (1,044)
                                                 --------    --------    ---------    ---------
Income before cumulative effect of
    accounting change, net of tax                   2,765       4,769       12,407       16,176
Cumulative effect of accounting change, net
    of income taxes                                    --          --       (3,137)          --
                                                 --------    --------    ---------    ---------
Net income                                       $  2,765    $  4,769    $   9,270    $  16,176
                                                 ========    ========    =========    =========

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                               ------------------------    ------------------------
                                                  2002          2001          2002          2001
                                               -----------  -----------    -----------  -----------
Earnings per share - basic

    Earnings per share from continuing
      operations before cumulative effect of
      accounting change                        $     0.06    $     0.11    $     0.30    $     0.35
                                               ----------    ----------    ----------    ----------
    Loss from discontinued operations               (0.00)        (0.01)        (0.05)        (0.02)
                                               ----------    ----------    ----------    ----------
Income before cumulative effect of
  accounting change, net of tax                      0.06          0.10          0.25          0.33
                                               ----------    ----------    ----------    ----------
    Cumulative effect of accounting change             --            --         (0.06)           --
                                               ----------    ----------    ----------    ----------

    Earnings per share - basic                 $     0.06    $     0.10    $     0.19    $     0.33
                                               ==========    ==========    ==========    ==========
    Weighted average shares outstanding            49,209        48,727        49,050        48,617

Earnings per share - diluted
    Earnings per share from continuing
      operations before cumulative effect of
      accounting change                        $     0.06    $     0.11    $     0.30    $     0.35
                                               ----------    ----------    ----------    ----------

    Loss from discounted operations                 (0.00)        (0.01)        (0.05)        (0.02)
                                               ----------    ----------    ----------    ----------
Income before cumulative effect of
  accounting change, net of tax                      0.06          0.10          0.25          0.33
                                               ----------    ----------    ----------    ----------

    Cumulative effect of accounting change             --            --         (0.06)           --
                                               ----------    ----------    ----------    ----------

    Earnings per share - diluted               $     0.06    $     0.10    $     0.19    $     0.33
                                               ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding                                      49,316        49,022        49,205        49,093

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2002
                            (unaudited, in thousands)

                                                                          Capital
                                         Class A           Class B       in Excess               Class A
                                       common stock      common stock      of par   Retained  treasury stock
                                      Shares  Amount   Shares    Amount    value    earnings  Shares  Amount     Total
                                      ------  ------   ------    ------    -----    --------  ------  ------     -----
Balance at January 1, 2002            15,160   $152    33,619    $ 336    $173,470   $49,009   (59)   ($775)   $222,192

Net income for the period                 --     --        --       --          --     9,270    --       --       9,270

Conversion of shares                   3,324     33    (3,324)     (33)         --        --    --       --          --

Issuance of shares for stock option
   Exercises                             656      7        --       --       4,034        --    --       --       4,041
                                      ------   ----   -------    -----    --------   -------   ---    -----    --------

Balance of September 30, 2002         19,140   $192    30,295    $ 303    $177,504   $58,279   (59)   ($775)   $235,503
                                      ======   ====   =======    =====    ========   =======   ===    =====    ========

   The accompanying notes are an integral part of this condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                 2002          2001
                                                               ---------    ---------
Cash flows from operating activities

        Net income                                             $   9,270    $  16,176
        Adjustments to reconcile net income to net
           cash provided by operating activities
              Cumulative effect of accounting change               3,137           --
              Non cash loss from discontinued operations             721           --
              Depreciation and amortization                        8,976        8,980
              Changes in operating assets and liabilities          6,838      (17,619)
                                                               ---------    ---------

                   Net cash provided by operating activities      28,942        7,537
                                                               ---------    ---------

Cash flows used in investing activities
              Equity investment, net                                  --       13,096
              Acquisition of business                                 --       (3,892)
              Capital expenditures                                (3,452)     (14,827)
                                                               ---------    ---------

                   Net cash used in investing activities          (3,452)      (5,623)
                                                               ---------    ---------

Cash flows from financing activities
              Proceeds received from stock option exercises        4,041        2,913
              Repurchase of common stock                              --         (595)
                                                               ---------    ---------

                   Net cash provided by financing activities       4,041        2,318
                                                               ---------    ---------

                   Net increase in cash                           29,531        4,232

Cash and cash equivalents, beginning of period                   141,162      127,425
                                                               ---------    ---------

Cash and cash equivalents, end of period                       $ 170,693    $ 131,657
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

      The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 do not reflect the effect of SFAS 142. The following comparative information represents pro forma results assuming the adoption of SFAS 142 as of January 1, 2001:

                                       Three Months Ended         Nine Months Ended
                                         September 30,              September 30,
                                   ------------------------    ------------------------
                                      2002          2001          2002           2001
                                   ----------    ----------    ----------    ----------
Net income as reported             $    2,765    $    4,769    $    9,270    $   16,176
Goodwill amortization                      --           738            --         2,213
                                   ----------    ----------    ----------    ----------
Adjusted Net Income                $    2,765    $    5,507    $    9,270    $   18,389
                                   ==========    ==========    ==========    ==========

Basic per share information:
  Net income as reported           $     0.06    $     0.10    $     0.19    $     0.33
  Goodwill amortization                    --          0.01            --          0.05
                                   ----------    ----------    ----------    ----------
  Adjusted Net Income              $     0.06    $     0.11    $     0.19    $     0.38
                                   ==========    ==========    ==========    ==========

Diluted per share information:
  Net income as reported           $     0.06    $     0.10    $     0.19    $     0.33
  Goodwill amortization                    --          0.01            --          0.04
                                   ----------    ----------    ----------    ----------
  Adjusted Net Income              $     0.06    $     0.11    $     0.19    $     0.37
                                   ==========    ==========    ==========    ==========

2.    Inventories

      The components of inventories are as follows:

                                    September    December
                                     30, 2002    31, 2001
                                    ---------    --------
      Paper                          $ 4,604     $ 4,526

      Product merchandise            $ 7,514     $ 8,426
                                     -------     -------

                                     $12,118     $12,952
                                     =======     =======

3.    Earnings per share

      Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per share include the determinants of basic earnings per share and, in addition, give effect to potentially dilutive common shares.

4.    Industry segments

      The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio, newspaper and music operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and certain other international markets. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, and the website marthastewart.com.

      Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment were as follows:

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                            ----------------------      ----------------------
                                              2002          2001          2002          2001
                                            --------      --------      --------      --------
      Publishing                            $ 15,295      $ 15,741      $ 47,038      $ 48,362
      Television                               1,117           700         2,409         1,887
      Merchandising                            6,037         6,539        25,826        22,566
      Internet/Direct Commerce                (7,083)       (5,535)      (22,756)      (17,459)
                                            --------      --------      --------      --------

      Total before corporate charges          15,366        17,445        52,517        55,356

      Corporate charges                      (10,891)       (9,226)      (29,132)      (28,924)
                                            --------      --------      --------      --------

      Income from continuing operations     $  4,475      $  8,219      $ 23,385      $ 26,432
                                            ========      ========      ========      ========

5.    Discontinued Operations

      As of June 30, 2002 the company has decided to exit The Wedding List business which is a component of the Internet/Direct Commerce segment. The loss from exiting these operations resulted in a write-down of fixed assets of approximately $500 and the accrual of future lease commitments, net of anticipated sublease rental income of $4,900, of approximately $700. These lease payments and offsetting receipts are payable through September 2015. The total charge of $1,222, or $751 net of tax benefit, has been included with the losses from operations during the current year periods and is reflected as a loss from discontinued operations in the income statements. Total revenue for the nine months ended September 30, 2002 was $1,978 compared to revenue of $1,855 in the prior year period. The pre-tax loss for the nine months ended September 30, 2002 was $2,736, excluding the above charge of $1,222, compared to $1,801 in the prior year period

6.    Supplemental cash flow information

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------     ------------------
                                     2002        2001       2002       2001
                                    ------      ------     ------     -------
      Cash paid for interest         $ 41       $   94     $  140     $   325

      Cash paid for income taxes     $385       $1,823     $4,614     $12,222

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                          (in thousands, except
                                                            per share amounts)
Revenues
      Publishing                                        $ 46,515       $ 44,015
      Television                                           6,362          6,627
      Merchandising                                       10,060          8,289
      Internet/Direct Commerce                             7,994          9,109
                                                        --------       --------
                                                          70,931         68,040
                                                        --------       --------
Operating costs and expenses
      Production, distribution and editorial              39,213         35,630
      Selling and promotion                               10,713         10,577
      General and administrative                          13,689         10,627
      Depreciation and amortization                        2,841          2,249
      Amortization of intangible assets                       --            738
                                                        --------       --------
            Total operating costs and expenses            66,456         59,821
                                                        --------       --------
Income from continuing operations                          4,475          8,219
Interest income, net                                         545            866
                                                        --------       --------
Income before income taxes                                 5,020          9,085

Income tax provision                                      (2,058)        (3,815)
                                                        --------       --------
Net income from continuing operations                   $  2,962       $  5,270
                                                        ========       ========
Loss from discontinued operations                           (197)          (501)
                                                        ========       ========
Net Income                                              $  2,765       $  4,769
                                                        ========       ========

Revenues. Total revenues increased $2.9 million, or 4.2%, to $70.9 million for the three months ended September 30, 2002, from $68.0 million for the three months ended September 30, 2001. Publishing revenues increased $2.5 million, or 5.7%, to $46.5 million for the three months ended September 30, 2002, from $44.0 million for the three months ended September 30, 2001. This increase was primarily due to an increase in advertising pages sold in Martha Stewart Living magazine of $1.9 million and increased circulation revenue of $0.5 million. During the current period we published two issues compared to one special issue in the prior year's quarter, but realized little incremental advertising revenues. Television revenues decreased $0.3 million, or 4.0%, to $6.4 million for the three months ended September 30, 2002, from $6.6 million for the three months ended September 30, 2001. The decrease is due primarily to lower syndication advertising revenues of $0.8 million from the Martha Stewart Living program due to lower advertising rates and ratings. This decrease was partially offset by increased revenue of $0.6 million from our cable programs. Merchandising revenues increased $1.8 million, or 21.4%, to $10.1 million for the three months ended September 30, 2002, from $8.3 million for the three months ended September 30, 2001. The increase resulted primarily from higher royalty revenues of $1.2 million from our Kmart agreement. The royalty rate under our agreement with Kmart increased on August 1, 2001 and again on February 1, 2002. Because of a change, effective August 1, 2001, in the manner in which our royalty is calculated, from product cost basis to retail sales basis, precise quantification of the impact of the increased royalty rate is not practicable. Kmart is currently operating under Chapter 11 of the Federal Bankruptcy Code. During the year they have closed 283 stores. The revenues we receive from Kmart are based upon retail sales of our products. As a result of Kmart store closings and recent Kmart sales trends we currently expect our royalties earned under our agreement with Kmart to be at approximately the minimum contractual amount for the full year 2002. Revenues from our Martha Stewart Signature products increased approximately $0.5 million for the three months ended September 30, 2002. Internet/Direct Commerce revenues decreased $1.1 million, or 12.2%, to $8.0 million for the three months ended September 30, 2002, from $9.1 million for the three months ended September 30, 2001, due to lower product sales of $0.8 million and lower advertising revenues of $0.3 million. The reduced product sales resulted principally from lower catalog circulation.

Production, distribution and editorial. Production, distribution and editorial expenses increased $3.6 million, or 10.1%, to $39.2 million for the three months ended September 30, 2002, from $35.6 million for the three months ended September 30, 2001. Publishing segment costs increased $2.6 million primarily reflecting increased paper and printing costs of $1.2 million associated with increased pages in Martha Stewart Living magazine and the printing of one more special publication than in the prior year, increased compensation costs of approximately $1.0 million, increased distribution costs of $0.5 million due to increased postal rates and a larger book size, and costs of approximately $0.2 million attributable to the future test of a new Everyday Food magazine, partially offset by miscellaneous cost savings. Merchandising costs increased $2.1 million due primarily to the elimination of certain design cost reimbursements from Kmart Corporation as part of our new agreement which commenced in August 2001, as well as to costs related to the development and launches of our Martha Stewart Signature lines. Television costs decreased $1.0 million, primarily as a result of lower production costs recognized in the period, due to the amortization effect of signing a new cable licensing arrangement.

Selling and promotion. Selling and promotion expenses increased $0.1 million, or 1.3%, to $10.7 million for the three months ended September 30, 2002, from $10.6 million for the three months ended September 30, 2001.

General and administrative. General and administrative expenses increased $3.1 million, or 28.8%, to $13.7 million for the three months ended September 30, 2002, from $10.6 million for the three months ended September 30, 2001. Higher expenses of $2.0 million resulted primarily from legal, corporate communications and other expenses resulting from corporate matters associated with various investigations related to personal matters of the Company's Chairman and Chief Executive Officer, and increased payroll costs of $0.9 million.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 26.3%, to $2.8 million for the three months ended September 30, 2002, from $2.2 million for the three months ended September 30, 2001. The increase is primarily due to increased depreciation of our new website which we launched in November 2001.

Amortization of intangible assets. Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. Accordingly, there is no expense in the current period for the amortization of goodwill. If this standard had been in effect for the prior year's period, amortization expense would have been $0.7 million lower (an impact of $.01 on an earnings per share basis.)

Interest income, net. Interest income, net was $0.5 million for the three months ended September 30, 2002, compared to $0.9 million for the three months ended September 30, 2001, due to significantly lower interest rates, slightly offset by interest earned on higher average cash balances during the current year.

Income tax provision. Income tax provision for the three months ended June 30, 2002 was $2.1 million, representing a 41% effective income tax rate. Income tax provision for the three months ended September 30, 2001 was $3.8 million, representing a 42% effective income tax rate. The lower rate in 2002 is due primarily to the effect of reduced non-deductible amortization of intangible assets offset by reduced tax benefits from tax-free interest income.

Loss from discontinued operations. Loss from discontinued operations was $0.2 million for the three months ended September 30, 2002, compared to $0.5 million from the same operations for the three months ended September 30, 2001, representing lower operating losses from The Wedding List during the period.

Net income. Net income was $2.8 million for the three months ended September 30, 2002, compared to net income of $4.8 million for three months ended September 30, 2001, as a result of the above mentioned factors.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                           Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          2002            2001
                                                        ---------      ---------
                                                         (in thousands, except
                                                           per share amounts)
Revenues
      Publishing                                        $ 136,932      $ 131,646
      Television                                           20,323         19,970
      Merchandising                                        37,110         24,913
      Internet/Direct Commerce                             23,127         29,390
                                                        ---------      ---------
            Total revenues                                217,492        205,919
                                                        ---------      ---------
Operating costs and expenses
      Production, distribution and editorial              115,364        107,086
      Selling and promotion                                33,052         31,405
      General and administrative                           36,715         32,189
      Depreciation and amortization                         8,976          6,594
      Amortization of intangible assets                                    2,213
                                                        ---------      ---------
            Total operating costs and expenses            194,107        179,487
Income from continuing operations                          23,385         26,432
Interest income , net                                       1,603          3,258
                                                        ---------      ---------
Income before income taxes                                 24,988         29,690
Income tax provision                                      (10,245)       (12,470)
                                                        ---------      ---------
Income from continuing operations before cumulative     $  14,743      $  17,220
effect of accounting change
Loss from discontinued operations cumulative effect
of accounting change                                       (2,336)        (1,044)
Cumulative effect of accounting change                     (3,137)            --
                                                        ---------      ---------
Net Income                                              $   9,270      $  16,176
                                                        =========      =========

Revenues. Total revenues increased $11.6 million, or 5.6%, to $217.5 million for the nine months ended September 30, 2002, from $205.9 million for the nine months ended September 30, 2001. Publishing revenues increased $5.3 million, or 4.0%, to $136.9 million for the nine months ended September 30, 2002, from $131.6 million for the nine months ended September 30, 2001. This increase was primarily due to an increase in advertising revenues as a result of an increase in advertising rates and advertising pages sold in Martha Stewart Living of $6.5 million and increased revenues from Martha Stewart Weddings of $0.9 million, partially offset by reduced advertising revenues of $2.2 million from special publications. Television revenues increased $0.4 million, or 1.8%, to $20.3 million for the nine months ended September 30, 2002, from $20.0 million for the nine months ended September 30, 2001. This increase was primarily due to increased revenue from our cable programs of $1.9 million, and increased licensing fees from the syndicated program of $0.6 million, partially offset by lower syndication advertising revenue of $2.3 million due primarily to lower advertising rates and lower ratings. Merchandising revenues increased $12.2 million, or 49.0%, to $37.1 million for the nine months ended September 30, 2002, from $24.9 million for the nine months ended September 30, 2001, primarily as a result of an increased royalties of $11.7 million due primarily to a higher royalty rate under our agreement with Kmart. The royalty rate under our agreement with Kmart increased on August 1, 2001, and again on February 1, 2002. Because of a change in the manner in which our royalty is calculated from the prior period, from product cost basis to retail sales basis, precise quantification of the impact of the increased royalty rate is not practicable. Kmart is currently operating under Chapter 11 of the Federal Bankruptcy Code. During the year they have closed 283 stores. The revenues we receive from Kmart are based upon retail sales of our products. As a result of Kmart store closings and recent sales trends at Kmart, we currently expect our royalties earned under our agreement with Kmart to be at approximately the minimum contractual amount for the full year 2002. Revenues from our Martha Stewart Signature products increased approximately $0.6 million during the nine months ended September 30, 2002. Internet/Direct Commerce revenues decreased $6.3 million, or 21.3%, to $23.1 million for the nine months ended September 30, 2002, from $29.4 million for the nine months ended September 30, 2001, due to lower product sales of $5.5 million and lower advertising revenues of $0.8 million. The reduced product sales resulted principally from lower catalog circulation.

Production, distribution and editorial. Production, distribution and editorial expenses increased $8.3 million, or 7.7%, to $115.4 million for the nine months ended September 30, 2002, from $107.1 million for the nine months ended September 30, 2001. Publishing segment costs increased $3.3 million reflecting increased printing costs of $1.1 million primarily associated with increased pages in the Martha Stewart Living magazine, increased distribution costs of $1.4 million due to increased postal rates and higher pages per issue and increased compensation costs of $1.7 million, partially offset by lower paper costs which resulted in savings of $0.8 million. Merchandising costs increased $7.4 million due primarily to the elimination of certain design cost reimbursements from Kmart Corporation as part of our new agreement which commenced in August 2001, as well as to costs related to the development and launches of our Martha Stewart Signature lines. Internet/Direct Commerce costs decreased $1.6 million due primarily to reduced costs related to lower catalog circulation, partially offset by higher compensation costs. Television production costs decreased $0.8 million primarily as a result of lower production costs recognized in the period, due to the amortization effect of signing a new cable licensing arrangement .

Selling and promotion. Selling and promotion expenses increased $1.6 million, or 5.2%, to $33.1 million for the nine months ended September 30, 2002 from $31.4 million for the nine months ended September 30, 2001. Publishing segment costs increased $3.1 million resulting principally from higher circulation costs of $1.8 million and increased compensation costs of approximately $1.0 million. Internet/Direct Commerce segment costs decreased $1.8 million resulting principally from reduced advertising and promotion expenses.


General and administrative. General and administrative expenses increased $4.5 million, or 14.1%, to $36.7 million for the nine months ended September 30, 2002, from $32.2 million for the nine months ended September 30, 2001. The higher expenses have been incurred as a result of the nature of the revised Kmart agreement of $1.5 million, in which certain of our costs are no longer reimbursed, and from other expenses of $2.0 million resulting from legal, corporate communications and other expenses from corporate matters associated with various investigations related to personal matters of the Company's Chairman and Chief Executive Officer.

Depreciation and amortization. Depreciation and amortization increased $2.4 million, or 36.1%, to $9.0 million for the nine months ended September 30, 2002, from $6.6 million for the nine months ended September 30, 2001. The increase is primarily due to increased depreciation of our new website which we launched in November 2001.

Amortization of intangible assets. Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. Accordingly, there is no expense in the current period for the amortization of goodwill. If this standard had been in effect for the prior year's period, amortization expense would have been $2.2 million lower (an impact of $0.04 on a diluted earnings per share basis).

Interest income, net. Interest income, net was $1.6 million for the nine months ended September 30, 2002, compared to $3.3 million for the nine months ended September 30, 2001, due to significantly lower interest rates slightly offset by interest earned on higher average cash balances during the current year.

Income tax provision. Income tax provision for the nine months ended September 30, 2002 was $10.2 million, representing a 41% effective income tax rate. Income tax provision for the nine months ended September 30, 2002 was $12.5 million, representing a 42% effective income tax rate. The lower rate in 2002 is due primarily to the effect of reduced non-deductible amortization of intangibles offset by reduced tax benefits from tax-free interest income.

Loss from Discontinued Operations. Loss from discontinued operations was $2.3 million for the nine months ended September 30, 2002, compared to $1.0 million from the same operations for the nine months ended September 30, 2001. The 2002 amount reflects the write-offs of fixed assets of $0.5 million, the accrual of future net lease costs of $0.7 million and losses from operations of $2.7 million offset by tax benefits of $1.6 million.

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

Net income. Net income was $9.3 million for the nine months ended September 30, 2002, compared to net income of $16.2 million for the nine months ended September 30, 2001, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $28.9 million during the nine months ended September 30, 2002, compared to $7.5 million during the nine months ended September 30, 2001. Changes in operating assets and liabilities during the nine months ended September 30, 2002 were most significantly impacted by reduced accounts receivable balances in the period and were reflective of the timing of revenues. In the prior year period, changes in operating assets and liabilities were impacted by payments for accounts payable and accrued liabilities as a result of timing of payments for our new office facility, our internet technology upgrade project and payments to vendors.

Cash flows used in investing activities were $3.5 million for the nine months ended September 30, 2002, reflecting capital expenditures. Cash flows used in investing activities were $5.6 million during the nine months ended September 30, 2001, reflecting capital expenditures of $14.8 million primarily for our internet technology upgrade project, $3.9 million used to acquire The Wedding List, offset by net investment proceeds of $13.1 million received primarily from the sale of our equity investment in BlueLight.com. We currently expect capital expenditures in 2002 and 2003 to be less than $5.0 million annually.

Cash flows provided from financing activities for the nine months ended September 30, 2002 and 2001 were $4.0 and $2.3 million, respectively, representing proceeds received from the exercise of employee stock options, partially offset by purchases under a stock repurchase program

We have a line of credit with Bank of America in the amount of $10.0 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of September 30, 2002, we had no outstanding borrowings under this facility.

We believe that our available cash balances, together with any cash generated from operations and any funds available under existing credit facilities, will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our businesses can experience fluctuations in quarterly performance. Revenue and income from operations in our Publishing segment can vary due to the timing of publication of magazines. Revenue and income from operations for the Television segment may vary from quarter to quarter due to periodic broadcasts of prime-time specials. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the Merchandising segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

CRITICAL ACCOUNTING POLICIES AND  ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.

Bad Debt

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners on a quarterly basis. With respect to Kmart, we continue to expect to be paid on a quarterly schedule and have made no provision for any deviation as a result of Kmart's bankruptcy proceedings.

Long Lived Assets

We review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge.

For example, the Company invested a total amount of approximately $16.3 million in the development of its website in 2001 and 2002. The carrying value of this asset at September 30, 2002, is approximately $13.5 million, net of accumulated depreciation and amortization. The recovery of this asset will in part be dependent on the success of our Internet/Direct Commerce segment.

TRENDS AND UNCERTAINTIES

The United States Attorney's office and the Securities and Exchange Commission are investigating the personal sale of shares owned in another company, ImClone Systems, by Martha Stewart, our Chairman and Chief Executive Officer, and certain related matters. We have seen, and expect to continue to see, some negative impact on the Company's business as a result of the inquiry involving Ms. Stewart, our founder and a central figure in our business, as well as the uncertainty surrounding these ongoing investigations and associated negative publicity. Although it is difficult to determine with any precision the extent to which the negative publicity and uncertainty relating to these investigations are impacting our business, we believe that, to date, they have contributed to the following trends and uncertainties: a more challenging environment for the distribution of our Martha Stewart Living television program for the season beginning in September 2003; a softening in the circulation results of our magazines; some impact on advertising revenues and a general uncertainty in our advertising sales prospects; a softness in response rates in our direct commerce businesses; slower than expected distribution of our new Martha Stewart Signature furniture and floorcovering lines; and a slowdown in new business development and new partner initiatives. In addition, the Company is incurring additional expenses, principally relating to corporate communications and corporate professional fees associated with the ongoing investigations. We cannot currently predict with any certainty the extent of the impact these investigations will continue to have on our business due to the uncertainty of the timing and nature of their resolution.

Additionally, our Merchandising segment is highly dependent on Kmart Corporation, which is currently involved in a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code. To the extent that Kmart is unable to emerge from bankruptcy, we would need to secure alternative domestic distribution for our Martha Stewart Everyday product lines. If such distribution of our products were not secured on comparable terms it would have a material adverse effect on our results of operations.

In the third quarter of 2002, we accrued bonuses across our business to one hundred percent of bonus targets. In the third and fourth quarter of 2001 we accrued to, and ultimately paid, a substantially lower percentage of target bonuses. The aggregate incremental accrual in third quarter was approximately $1.7 million and is represented in the costs of each business segment and in corporate charges, and we expect a similar incremental accrual of $2.3 million in the fourth quarter of 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LITIGATION

We have been named as a defendant in seven actions filed in the U.S. District Court for the Southern District of New York. Three of these actions are against the Company and Martha Stewart:

Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Crnkovich
v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), and Rahilly
v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002). The other four actions are against the Company, Stewart, seven of the Company's officers (Gregory R. Blatt, Dora Braschi Cardinale, Sharon L. Patrick, Margaret Roach, Suzanne Sobel, Lauren Podlach Stanich, and Gael Towey), former director L. John Doerr, and Kleiner Perkins Caufield & Byers: Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v. Martha Stewart Living Omnimedia, Inc. ( filed September 18, 2002).

The plaintiffs in all seven of these actions assert violations of Section 10(b) of the Securities Exchange Act of 1934, and rules promulgated thereunder. The suits are brought on behalf of persons who acquired Company stock on the open market and relate to Stewart's sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs allege that Stewart, both directly and through representatives, speaking for herself and in her capacity as Chief Executive Officer of the Company, made statements about the sale that were materially false and misleading. The plaintiffs allege that as a result of these false and misleading statements, the market price of the Company's stock was inflated during the putative class periods and dropped after the alleged falsity of Stewart's statements became public. The Hackbarth, Rosen,

Steele and MacKinnon complaints further allege that the individual defendants sold Company stock while in possession of material, non-public information. The complaints seek certification as class actions, damages, attorney's fees and costs, and further relief as determined by the court. The Hackbarth, Rosen, Steele and MacKinnon complaints also seek "extraordinary, equitable and/or injunctive relief" and "any appropriate state law remedies." The court is currently considering plaintiffs' motions to appoint a lead plaintiff, after which a single consolidated amended complaint will be filed.

The Company has also been named as a nominal defendant in six derivative actions, all of which name Stewart as a defendant: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court; Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court; Acosta v. Stewart, filed on October 10, 2002 in the U.S. District Court for the Southern District of New York; and Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court. The Company's present directors and former director John Doerr are also named as defendants in Beam. The Company's present directors, Doerr, five of the Company's officers (Blatt, Cardinale, Roach, Sobel, and Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. An unopposed motion to consolidate the Beck and Kramer actions has been filed by the plaintiffs in those actions.

All six derivative actions allege that Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Stewart's reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Stewart's actions have jeopardized the Company's intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Stewart's affairs to ensure she did not harm the Company; (iii) Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company's payment of split dollar insurance premiums; and (iv) Stewart and Doerr usurped corporate opportunities by selling personally-owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiff in Alexis also alleges that Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges against all of the named defendants (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Stewart's insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste.

The derivative actions seek damages in favor of the Company, attorneys' fees and costs, and further relief as determined by the court. Certain of the complaints also seek declaratory relief. The plaintiffs in Beck and Kramer further seek the creation of a committee or other administrative mechanism to address the alleged "corporate governance" issues raised in the complaints and to protect the Company's "cornerstone assets." The plaintiff in Richards further seeks injunctive relief in the form of attachment or other restriction of the proceeds of defendants' trading activities or other assets.

#
While still in their preliminary stages, we believe the Company has substantial defenses to these actions.

ITEM 5. OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995 and Associated Risk Factors.

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans,"

"anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include, but are not limited to, prolonged negative publicity relating to Martha Stewart; a loss of the services, or diminution in the reputation, of Martha Stewart; the effect on the Company of the ongoing governmental investigations concerning a sale of non-Company stock by Martha Stewart and certain related matters, the associated uncertainty, and any adverse outcome of such investigations; negative resolution of some or all of our stockholder litigation; downturns in national and/or local economies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; technological developments affecting products or methods of distribution such as the Internet or e-commerce; continued difficulties at our direct commerce fulfillment provider; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our product introductions; and changes in government regulations affecting our industries. Additional information regarding some of these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in the prospectus forming part of our registration statement on Form S-1 (File No. 333-84001) under the caption "Risk Factors."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

      Exhibit
      Number      Exhibit Title
      ------      -------------
      10.1        Martha Stewart Living Omnimedia, Inc. 2002 Executive
                  Severance Pay Plan*

      99.1        Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (18 U.S.C. 1350)

      * Indicates compensatory plan

(b) Reports on Form 8-K

No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARTHA STEWART LIVING OMNIMEDIA, INC.

Date: November 13, 2002            By: /s/ James Follo
                                       ------------------------------------
                                       Name: James Follo
                                         Title: Executive Vice President,
                                                Chief Financial Officer

                                 CERTIFICATIONS

      I, Martha Stewart, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Martha Stewart Living Omnimedia, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Martha Stewart
--------------------------------------
Chairman and Chief Executive Officer

I, James Follo, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Martha Stewart Living Omnimedia, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James Follo
-------------------------------
Chief Financial Officer