Form 10-K
period 2002-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2003-03-31
CIK 1091801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number 001-15395

MARTHA STEWART LIVING OMNIMEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2187059

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street, New York, New York	10036

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 827-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, Par Value $0.01 Per Share	NYSE

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding on March 31, 2003, but using the price at which the stock was last sold on June 28, 2002, was $108,431,232.*

*    Excludes 9,908,821 shares of our Class A Common Stock, and 30,058,975 shares of our Class B Common Stock, held by directors, officers and holders of more than 5% of either class of the Company’s stock, as of March 31, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

Number of Shares Outstanding As of March 31, 2003:
19,362,285 shares of Class A Common Stock
30,058,975 shares of Class B Common Stock

Documents Incorporated by Reference.

Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for Its
Annual Meeting
of Stockholders Presently Scheduled for June 3, 2003 Are Incorporated
by Reference into Part III of this Report.

     In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

Forward-Looking Statements

     We have included in this Annual Report certain “forward looking statements” as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include a loss of the services, or diminution in the reputation, of Martha Stewart; the effect on the Company of the uncertainty relating to the nature and timing of the resolution of the ongoing governmental investigations concerning a sale of non-Company stock by Martha Stewart and any adverse resolutions of such investigations; prolonged and continued negative publicity relating to Martha Stewart; adverse resolution of some or all of the Company’s ongoing litigation; downturns in national and/or local economies; an inability to execute the restructuring of our Internet/Direct Commerce segment as planned; shifts in our business strategies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; unexpected developments in Kmart Corporation’s Chapter 11 proceedings; and changes in government regulations affecting the Company’s industries. Certain of these and other factors are discussed in more detail in other sections of this report, especially under the heading “Management’s Discussion and Analysis.”

PART I

Item 1. Business

Overview

     We are an integrated content and commerce company that creates “how-to” content and domestic merchandise for homemakers and other consumers. Our products are generally sold under various brand labels incorporating the well-known “Martha Stewart” brand name, which we leverage across a broad range of media and retail outlets. We primarily focus on the domestic arts, providing consumers with the how-to ideas, information, merchandise and other resources they need to raise the quality of living in and around their homes. The content and merchandise we create generally span eight core areas:

· Home: decorating, collecting, and renovating.

· Cooking & Entertaining: recipes, techniques, and indoor and outdoor entertaining.

· Gardening: planting, landscape design, and outdoor living.

· Crafts: how-to projects and similar family activities and an appreciation of the natural world.

· Holidays: celebrating special days and special occasions.

· Keeping: homekeeping, organizing, petkeeping, clotheskeeping, restoring, and other types of domestic maintenance.

· Weddings: all aspects of planning and celebrating a wedding.

· Baby & Kids: cooking, decorating, crafts, and other projects and celebrations surrounding infants and children.

     Our company comprises four business segments — Publishing, Television, Merchandising and Internet/ Direct Commerce — through which content and merchandise relating to our eight core content areas are created and distributed to consumers. As of March 11, 2003, we had approximately 580 employees. Our revenues from foreign sources were $11.8 million, $9.8 million and $8.3 million in 2002, 2001 and 2000, respectively. Substantially all of our assets are located within the United States.

History

     Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc., a subsidiary of Time Inc. (“TPV”), launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In late 1996 and early 1997 a series of transactions occurred resulting in MSLO LLC operating all Martha Stewart-related business. Ms. Stewart was the majority owner of MSLO LLC and TPV retained a small equity interest in the business. Additionally, affiliates of TPV entered into various agreements with MSLO LLC pursuant to which such affiliates would provide newsstand distribution services for our magazines, provide fulfillment services for our magazines and direct commerce business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us.

     On October 22, 1999, MSLO LLC merged into MSO, then a wholly-owned subsidiary of MSLO LLC. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting discounts, commissions and expenses, of $132.3 million.

     On March 31, 2000, we purchased 1,366,000 shares of our Class A Common Stock from TPV (approximately 52% of TPV’s total equity interest in us), for $23.79 per share, or an aggregate $32.5 million. As part of this transaction, TPV agreed to extend certain of the agreements we had with TPV’s affiliates described above, to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations.

Business Segments

     Our four business segments are described below. Additional financial information relating to these segments may be found in Note 16 to our Consolidated Financial Statements on page F-26 of this Report.

Publishing

     Our Publishing segment currently consists of our operations relating to magazines, books, radio and newspapers. In 2002, revenues from magazine advertising and circulation represented approximately 62% and 36% of the segment’s revenues, respectively.

Magazines

     Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. In 2001 we increased the frequency from eleven to twelve times per year. Starting with the January 2003 issue, we have guaranteed our advertisers a minimum circulation of 2.3 million, up from 2.27 million since January 2002. Advertising pages, as reported to Publisher’s Information Bureau, were 1,887 pages in 2002, up from 1,790 in 2001.

     Martha Stewart Living appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living seeks to offer reference-quality and original how-to information from our core content areas for the homemaker and other consumers in a unique upscale editorial and aesthetic environment. Martha Stewart Living has won numerous prestigious industry awards. Revenues generated by Martha Stewart Living magazine constituted the substantial majority of our magazine revenues.

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

     Special Interest Publications. We also publish certain special interest magazine editions, beginning with one in 1998, growing to seven publications in 2002. Our special interest publication schedule in 2002 consisted of two issues of Martha Stewart Baby, four issues of Martha Stewart Kids, and one issue of Martha Stewart Holiday Baking, which was custom published for Kmart Corporation. We are scheduled to publish a minimum of eleven special interest editions in 2003. Our special interest publications provide in-depth advice and ideas around a particular topic contained in one or more of our core content areas, allowing us to draw upon our distribution network and brand name to further promote our expertise in our core content areas. Additionally, we use this format to explore additional content areas, potential new standalone titles and branding variations. Our special interest publications can be either sponsored by a single advertiser or multiple advertisers, and depending on the issue, may be sold at newsstands, distributed to subscribers with issues of Martha Stewart Living, or both. Occasionally, we custom publish a special interest publication.

     Included in the 2003 schedule are four test issues of Everyday Food, a digest size magazine created for the supermarket shopper and the everyday cook, featuring quick, easy recipes. The premier issue was available on newsstands in January 2003. If the initial test issues are successful, Everyday Food will begin publishing with a regular frequency of ten issues per year in September 2003. Everyday Food has multiple advertisers.

     International. Beginning in December 2001, Martha Stewart Japan, Inc., a Japanese publishing company in which we own a minority interest, began publication of a Japanese language magazine entitled Martha Stewart Martha. In exchange for royalties based on advertising and circulation sales of the magazine, we license English language content, and provide advisory services, to Martha Stewart Japan. Martha Stewart Martha was published six times in 2002. The economic contribution from this business has to date been minimal.

     Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under long-term printing agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our domestic magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of TPV under a long-term agreement that expires with the December 2007 issue of Martha Stewart Living, but which we have the right to cancel effective after the December 2004 issue. Our subscription fulfillment services are provided by another affiliate of TPV under a long-term agreement that expires in 2005, and is renewable for an additional three-year period at our option. Printing and distribution for the Japanese edition of our magazine is handled by third parties through our Japanese licensee.

Books

     We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. Our current book library comprises 42 titles. Of these books, 29 are Martha Stewart Living books, and 13 are Martha Stewart-authored books. We own the copyrights to all these books.

     Martha Stewart Living Books. We created four Martha Stewart Living books in 2002 and plan to create three such books in 2003. These books consist of a mixture of content previously published in our magazines and original material. The hardcover versions of each of these titles are sold through direct marketing methods to consumers, including Martha Stewart Living readers and regular craft and cookbook buyers, and paperback editions are sold at retail book stores. The publication of these books is done by Oxmoor House, Inc., an affiliate of TPV, which also handles their distribution through direct marketing and some retail channels. The Martha Stewart Living books have been distributed through other retail channels by Clarkson N. Potter, a division of Random House, a subsidiary of Bertelsmann AG, under various agreements.

     Martha Stewart Books. Under an agreement with Clarkson N. Potter, we have created thirteen completely original Martha Stewart-authored books, and are obligated to deliver one more such book. These books are generally sold by Clarkson N. Potter through retail distribution channels.

The askMartha Newspaper Column and Radio Program

     Our askMartha syndicated newspaper columns appear weekly in over 200 newspapers in North America. Our askMartha syndicated radio program airs for ninety seconds five days a week on over 330 radio stations in North America, covering over 91% of United States markets. In general, both the column and the radio program provide informative how-to content in response to particular questions posed by our consumers. The newspaper columns are syndicated by The New York Times Syndication Sales Corporation and the radio program is syndicated by Westwood One Radio, Inc. Our distribution partners pay us a percentage of the revenues generated by these properties. While the revenues contributed by these businesses are not as significant as those contributed by most of our other media activities, we reach a broader audience and demographic through these two vehicles than through any of our other media enterprises. They therefore provide valuable no-cost brand promotion outside our core audience.

Competition

     Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial content and editorial and aesthetic quality. Competition for advertising dollars in magazine operations is primarily based on advertising rates, editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category. Our special interest issues can compete with a variety of magazines depending on the focus of the particular issue.

Seasonality

     Our Publishing segment can experience fluctuations in quarterly performance. For example, our newsstand sales and advertising dollars for Martha Stewart Living have historically tended to be highest in the November and December issues. Martha Stewart Weddings was published four times in 2002: one issue in each of the second and third quarters and two issues in the fourth quarter. Additionally, the publication schedule for our special interest issues can vary and lead to quarterly fluctuations in the segment’s results.

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

     King World Productions, Inc. syndicates the program domestically. Under our arrangement with King World, we have been compensated partially in cash and partially in airtime. We then sell that airtime to advertisers, subject to a distribution fee payable to King World. This arrangement provides us with a substantial degree of control over our national advertising base and allows us to include television advertising in multimedia sales packages offered to advertisers. The program can currently be seen in approximately 90% of all U.S. television households.

     The program is also broadcast in Canada by Alliance Atlantis Broadcasting, Inc. over its Life Network cable channel and HGTV Canada for which we are compensated with a license fee. This agreement expires and is open to re-negotiation in August 2003. The program is also dubbed in Japanese and broadcast over the LaLa cable channel in exchange for a license fee.

Repurposed Programming

     We also produce three half hour programs entitled from Martha’s Kitchen, from Martha’s Home and from Martha’s Garden. Each of these programs are produced from category-specific segments that originally aired in the Martha Stewart Living program. During 2002, from Martha’s Kitchen aired daily on The Food Network in the United States and Canada, and from Martha’s Home and from Martha’s Garden aired in the United States on the Home and Garden Television cable network. We receive license fees in exchange for the rights to broadcast this programming, although during the first three quarters of 2002 we were compensated for our domestic runs of from Martha’s Kitchen in airtime. Our agreement with The Food Network in the United States expires in 2005, our agreement with The Food Network in Canada expires in August 2003, and our agreement with HGTV expires in December 2003, although HGTV has an option to extend the agreement for an additional year.

Prime Time Specials

     We have occasionally produced prime time holiday specials which have aired on the CBS network. We did not produce such a special in 2002.

Competition

     Series television is a highly competitive business. Our television programs compete directly for viewers, distribution and/or advertising dollars with other how-to television programs, as well as with general programming on other channels. Overall competitive factors in this segment include programming content, quality and distribution and demographics of the programming.

Similar to publishing, competition for advertising dollars is primarily based on advertising rates, the demographics of the audience, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff.

Seasonality

     Revenue and operating results from our Television segment have historically tended to be higher in the fourth quarter due to generally higher ratings and the broadcast of our prime-time television special.

Merchandising

     Our Merchandising segment consists of our operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various trademarks owned by us, in connection with retail programs conducted through third party retailers and manufacturers.

Martha Stewart Everyday Collections

     Martha Stewart Everyday is the brand label under which our merchandise is sold in the mass-market and national chain channels of distribution. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles), Garden (which includes outdoor furniture, garden tools, fertilizers, planting pots, bulbs and seeds), Kitchen (which includes cookware, bakeware, dinnerware, flatware, and beverageware), Keeping (which includes organizational products relating to the pantry, closet and laundry), Decorating (which includes mirrors, picture frames, candles and lamps), Holiday (which includes Christmas decorating products and ornaments) and Colors (which consists of a line of interior paints available in 256 colors).

     In the United States and Canada, these products, other than the paint products, are sold pursuant to exclusive agreements with Kmart Corporation and The Hudson’s Bay Company (through its Zellers stores), although Zellers does not carry the full assortment of products. Pursuant to these agreements, we are primarily responsible for the design of all merchandise and related packaging, signage and advertising and promotional materials, while our retail partners source the products through a large manufacturer base. In 2003 we will start selling the Martha Stewart Everyday brand label in Sears Canada through a new contract with Sears Canada which expires in 2008. This will replace our contract with The Hudson’s Bay Company which expired in February 2003. The paint products are manufactured pursuant to an agreement with The Sherwin-Williams Company and are then distributed by Sherwin-Williams to Kmart and Sears in the United States and Canadian Tire in Canada. Additionally, merchandise is sold under the Martha Stewart Everyday brand label by The Seiyu, Ltd. in Japan. Pursuant to our agreement with Seiyu, Seiyu offers products from our domestic assortment as well as products modified from our domestic assortment for the Japanese market and original product designed by Seiyu, subject to our brand direction and approval, for the Japanese market.

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

     Martha Stewart Everyday products are now offered at over 1,500 Kmart stores (net of announced store closings) and 1,070 Sears stores in the United States, and 226 stores owned by Seiyu in Japan. When the program launches at Sears in Canada in August 2003, we expect the products to be carried at over 109 Sears stores and in the Sears Canada Catalog.

     In 2001 we entered into a new agreement with Kmart that expires in January 2008. In January 2002 Kmart filed for bankruptcy under Chapter 11. Kmart has subsequently assumed our contract and has announced its intention to emerge from bankruptcy during the second quarter of 2003. Since filing for bankruptcy, Kmart has closed, or announced closure of, 600 stores. Our contract with Kmart provides us with significant guaranteed minimum royalty payments that, presuming Kmart’s continued viability, should insulate our financial results from the impacts of any further Kmart store closings. Revenues from Kmart constituted approximately 17% of our total revenues in 2002.

     Our agreement with Seiyu provides for the payment to us of royalties on wholesale purchases of our products and expires in August 2006. Our agreement with Sears Canada provides for the payment to us of royalties on retail sales and expires in 2008. Our agreement with Sherwin-Williams expires in December 2005 and provides for royalties payable on sales by Sherwin-Williams of our Martha Stewart Everyday paints.

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

     Fabrics. Through an agreement with P/Kaufmann, Inc. which expires in December 2003, a wide variety of decorative fabrics designed by us are offered at various retail specialty stores. We are paid a royalty on sales by P/Kaufmann to retailers. Martha Stewart Signature fabrics are available at approximately 200 stores nationwide.

     Paint. In the Spring of 2002, our Martha Stewart Signature Color Palette, consisting of 416 colors, launched at Sherwin-Williams stores nationwide. Consumers are able to have any of the colors mixed in a wide variety of quality Sherwin-Williams paints. We receive royalties on the sale of all paints mixed in a Martha Stewart Signature color. Our agreement with Sherwin-Williams expires in December 2005. Martha Stewart Signature colors are available at approximately 2,000 Sherwin-Williams stores nationwide.

     Floor Coverings. Through an agreement with Shaw Industries, Inc. which expires in Fall 2007, floor covering products, including area rugs, hardwood flooring, and broadloom carpeting, are available at select retailers nationwide. These products were designed by us and manufactured and distributed by Shaw Industries, Inc. We receive royalties on sales of our products by Shaw. Martha Stewart Signature floorcoverings are available at approximately 390 stores nationwide.

     Furniture. Beginning in March 2003, furniture products for the living room, bedroom, and dining room will be available at fine furniture stores and department stores nationwide. Through an agreement with Bernhardt Furniture Company, Inc., these products will be designed by us and the Bernhardt design staff and manufactured and distributed by Bernhardt. Our agreement provides for royalty payments to us on sales of our products by Bernhardt and expires in early 2008. We expect approximately 235 stores nationwide to participate in the launch of Martha Stewart Signature furniture.

Competition

     The retail merchandising business is highly competitive. The principal competition for our Martha Stewart Everyday lines are the competitors of the retail stores in which these products are sold, including Wal-Mart and Target. Competitive factors include numbers and locations of stores, brand awareness and price. The principal competition for our Martha Stewart Signature products comes from other products in the respective product categories available at the participating stores, including branded and non-branded merchandise.

Seasonality

     Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines.

Internet/Direct Commerce

     Our Internet/Direct Commerce segment consists of our operations relating to our internet and catalog businesses.

Commerce

     We develop and source merchandise that we sell through our catalog and our internet site, marthastewart.com. The merchandise we sell consists of both exclusive and non-exclusive products that fall into a wide variety of home-related categories, including kitchenware, garden products, tabletop products, crafts products, bedding, and fresh cut flowers. During 2002, a given catalog contained from 400 to 600 different product offerings, while our e-commerce site offered approximately 2,000 product offerings. In 2002, we mailed 13.4 million copies of the catalog in 14 editions. Our catalog mailing list includes customers identified through our media activities, such as current and past subscribers, gift subscription recipients, continuity card program subscribers and our website registrants, as well as third-party customer lists. In October 2002, we renamed our Martha by Mail catalog “Martha Stewart: The Catalog for Living.” The re-branding effort was accompanied by a redesign of the catalog and increased circulation.

     We source and purchase all our product and manage our merchandise inventory. Since February 2002, our fulfillment services have been provided by Innotrac Corporation pursuant to a three-year agreement terminable by us on 180 days notice.

     In June 2002, we decided to exit our Wedding List business, acquired in March 2001, and to report the results of that business as a discontinued operation. It is our expectation that The Wedding List operations will cease completely by the end of the second quarter of 2003.

Content

     In addition to our e-commerce capability, marthastewart.com offers eight linked content channels, each dedicated to one of our core content areas, as well as our online television and radio program guides and various other features. Our content channels include recipes featured on our television programs, an interactive question and answer service, community bulletin boards and chats, and information and photographs repurposed from our books, magazines and television program. Our advertising sales force sells advertisements for our website individually and as part of multi-media packages. One of our principal strategies is to use the content portions of our website to attract visitors and then convert them into buyers for our direct commerce business. We believe the content portion of our website is popular with our consumers and is an important ingredient in sustaining brand loyalty and cross-promoting our various activities.

     Approximately 90% of this segment’s 2002 revenues were from the sale of merchandise, with the remainder coming from advertising.

Recent Developments

     In March 2003, we announced that we were restructuring the commerce portion of this segment. Beginning in the third quarter of 2003, we will begin to reduce mailings and circulation. In 2004, we plan to mail the catalog four times per year to a highly-targeted consumer base with significantly reduced circulation. Merchandise assortments will be reduced and focused on branded and seasonal products. The restructuring will result in a reduction in the segment’s workforce of approximately 40%.

Competition

     The direct commerce and internet businesses are highly competitive. Competition in our Internet/Direct Commerce segment includes catalogs that offer products and content in our eight core content areas. We compete on the basis of our content, the quality, uniqueness, price and assortment of our merchandise, our brand name, our service to customers and our proprietary customer lists.

Seasonality

     Internet/Direct Commerce segment revenues tend to be higher in the fourth quarter due to increased consumer and advertiser spending during the holiday period.

Intellectual Property

     We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Signature, Martha Stewart Weddings, askMartha, Martha Stewart: The Catalog for Living, marthastewart.com and marthasflowers. These and numerous other trademarks are the subject of registrations and pending applications, both domestically and internationally, filed by us for use with a variety of products and other content, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.

Available Information

     Our website can be found on the Internet at www.marthastewart.com. The website, in addition to the offerings described under Internet/Direct Commerce, contains information about us and our operations. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as certain of our other filings with the Securities and Exchange Commission, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing marthastewart.com and clicking on Investor Relations and SEC Filings.

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

Item 3. Legal Proceedings

     On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Complaint also names Martha Stewart and seven of the Company’s other officers (Gregory R. Blatt, Dora Braschi Cardinale, Sharon L. Patrick, Margaret Roach, Suzanne Sobel, Lauren Podlach Stanich, and Gael Towey (collectively, the “Individual Defendants”)) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v. Martha Stewart Living Omnimedia, Inc. ( filed September 18, 2002). The claims in the Consolidated Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Complaint seeks certification as a class action, damages, attorney’s fees and costs, and further relief as determined by the court.

     The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation, filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Acosta v. Stewart, filed on October 10, 2002 in the U.S. District Court for the Southern District of New York; and Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court. The Company’s present directors and former director, John Doerr, are also named as defendants in Beam. The Company’s present directors, Mr. Doerr, five of the Company’s other officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court.

     All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart’s reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart’s actions have jeopardized the Company’s intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart’s affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company’s payment of split dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally-owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart’s insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste.

     The derivative actions seek damages in favor of the Company, attorneys’ fees and costs, and further relief as determined by the court. Certain of the complaints also seek declaratory relief. The plaintiffs in the Shareholder Derivative Litigation further seek the creation of a committee or other administrative mechanism to address the alleged “corporate governance” issues raised in the complaints and to protect the Company’s “cornerstone assets.” The plaintiff in Richards further seeks injunctive relief in the form of attachment or other restriction of the proceeds of defendants’ trading activities or other assets.

     The Company has moved to dismiss (i) the Consolidated Complaint, (ii) the Beam complaint, and (iii) Shareholder Derivative Litigation complaint. The Richards action has been stayed pending resolution of the Beam motion to dismiss.

     While still in their early stages, we believe the Company has substantial defenses to these actions.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2002.

PART II

Item 5. Markets for Registrant’s Common Equity and Related Stockholder Matters

Securities Matters

     Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis.

	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Q1 2002	Q2 2002	Q3 2002	Q4 2002

High Sales Price	$27.56	$23.10	$23.50	$19.52	$20.93	$19.95	$12.75	$12.30
Low Sales Price	$17.11	$15.12	$12.10	$13.49	$14.19	$9.60	$6.29	$5.26

     As of March 26, 2003, there were 5,548 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

     We have not paid any dividends on our common stock. We do not intend to pay dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans (excluding
	of outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,142,032	$14.94	1,263,167 (1)

Equity compensation plans not approved by security holders	0	0	0

Total	9,142,032	$14.94	1,263,167 (1)

(1)   1,014,020 of these shares, which are available for issuance under the Martha Stewart Living Omnimedia, Inc. 1999 Stock Incentive Plan, may be issued in connection with performance unit awards, restricted stock awards and other forms of equity based compensation, in addition to stock options and stock appreciation rights.

Item 6. Selected Financial Data

     The information required by this Item is set forth on page F-2 of this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is set forth on pages F-3 through F-8 of this Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     None

Item 8. Financial Statements and Supplementary Data

     The information required by this Item is set forth on pages F-9 through F-28 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on June 3, 2003 (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this Item is set forth in our Proxy Statement under the captions “COMPENSATION OF OUTSIDE DIRECTORS,” “EXECUTIVE COMPENSATION,” “EMPLOYMENT AND SEVERANCE ARRANGEMENTS,” “EQUITY COMPENSATION PLANS,” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and is hereby incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. See page F-1 of this Report.

       2.     See page F-1 of this Report.

       3.

Exhibit
Number		Exhibit Title

3.1	-	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	-	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	-	Form of Stockholders’ Agreement (incorporated by reference to the Registration Statement).

10.2	-	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement).†

10.2.1	-	Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).†

10.2.2	-	Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395 (the “June 2000 10-Q”)).†

10.3	-	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement).†

10.4	-	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).†

10.5	-	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).†

10.6	-	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7	-	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

Exhibit
Number		Exhibit Title

10.7.1	-	Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of October 22, 1999, by and between, Martha Stewart Living Omnimedia, Inc. and Martha Stewart.

10.8	-	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to the Registration Statement).

10.9	-	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10	-	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10.1	-	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).

10.11	-	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File Number 001-15395 (the “June 2001 10-Q”)).

10.12	-	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q).

10.14.1	-	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000, File Number 001-15395 (the “2000 10-K”)).†

10.14.2	-	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001, File Number 001-15395 (the “2001 10-K”)).†

10.14.3	-	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership.

10.15	-	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, L.P., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd (incorporated by reference to the 2001 10-K).

10.16	-	Martha Stewart Living Omnimedia, Inc. 2002 Executive Severance Pay Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File Number 001-15395).†

10.17	-	Martha Stewart Living Omnimedia, Inc. 2002 Performance-Based Executive Bonus Plan.†

Exhibit
Number		Exhibit Title

21.0	-	List of Subsidiaries.

99.1	-	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

† Indicates management contracts and compensatory plans.

(b)	None.

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

Signature	Title

/s/ Martha Stewart Martha Stewart	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon Patrick Sharon Patrick	President, Chief Operating Officer and Director

/s/ James Follo James Follo	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Arthur C. Martinez Arthur C. Martinez	Director

/s/ Darla D. Moore Darla D. Moore	Director

/s/ Naomi O. Seligman Naomi O. Seligman	Director

/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director

Each of the above signatures is affixed as of March 28, 2003.

Certifications

I, Martha Stewart, certify that:

1.	I have reviewed this annual report on Form 10-K of Martha Stewart Living Omnimedia, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Martha Stewart Chairman and Chief Executive Officer

I, James Follo, certify that:

1.	I have reviewed this annual report on Form 10-K of Martha Stewart Living Omnimedia, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ James Follo Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND OTHER
FINANCIAL INFORMATION

SELECTED FINANCIAL DATA

Five Years Ended December 31, 2002
 (in thousands except per share data)

	2002	2001(1)	2000	1999	1998

INCOME STATEMENT DATA
REVENUES
Publishing	$182,600	$177,422	$175,774	$142,993	$124,172
Television	26,680	29,522	32,464	30,590	23,351
Merchandising	48,896	35,572	24,345	20,200	15,004
Internet/Direct commerce	36,873	46,094	49,739	36,004	14,673

Total revenues	295,049	288,610	282,322	229,787	177,200

Operating income	19,993	37,064	31,707	22,322	27,385

Income from continuing operations	13,314	23,615	21,278	25,569	23,806

Loss from discontinued operations	(2,909)	(1,709)	—	—	—

Cumulative effect of accounting change	(3,137)	—	—	—	—

Net income	7,268	21,906	21,278	25,569	23,806

Pro forma net income (2)	$7,268	$21,906	$21,278	$11,692	$12,989

PER SHARE DATA
Earnings per share:
Basic — Income from continuing operations	$0.27	$0.49	$0.44
Basic — Loss from discontinued operations	(0.06)	(0.04)	—
Basic — Cumulative effect of accounting change	(0.06)	—	—

Basic — Net income	$0.15	$0.45	$0.44

Diluted — Income from continuing operations	$0.27	$0.48	$0.43
Diluted — Loss from discontinued operations	(0.06)	(0.03)	—
Diluted — Cumulative effect of accounting change	(0.06)	—	—

Diluted — Net income	$0.15	$0.45	$0.43

Weighted average common shares outstanding
Basic	49,250	48,639	48,678
Diluted	49,343	49,039	49,623
FINANCIAL POSITION
Cash and cash equivalents	$131,664	$68,076	$80,320	$58,654	$24,578
Short-term investments	47,286	73,086	47,105	96,095	—
Total assets	324,542	311,621	297,414	281,771	125,372
Long-term debt	—	—	—	—	27,650
Shareholders’ equity	236,635	222,192	196,116	199,402	36,815
OTHER FINANCIAL DATA
Cash flow provided by operating activities	$38,042	$19,389	$39,538	$28,304	$17,524
Cash flow provided by (used in) investing activities	21,493	(34,040)	10,922	(102,393)	(341)
Cash flow provided by (used in) financing activities	4,053	2,407	(28,794)	108,165	(2,576)

(1)	2001 has been restated to reflect the results of The Wedding List as a discontinued operation.

(2)	Pro forma net income reflects the income taxes that would have been recorded had the Company been a “C” Corporation for the years 1998 and 1999. In October 1999, the Company converted from a Limited Liability Company to a “C” Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2002, to Year Ended December 31, 2001

REVENUES Total revenues increased $6.4 million, or 2.2%, to $295.0 million for the year ended December 31, 2002, from $288.6 million for the year ended December 31, 2001. Publishing revenues increased $5.2 million, or 2.9%, to $182.6 million for the year ended December 31, 2002, from $177.4 million for the year ended December 31, 2001. In Publishing, advertising revenue increased $3.5 million as a result of higher advertising pages and rates in Martha Stewart Living magazine of $6.8 million, partially offset by lower advertising revenue of $3.6 million from our special interest publications due to lower advertising rates primarily attributable to a reduction in single advertiser sponsorship. Circulation revenue increased $0.8 million for the year ended December 31, 2002, primarily as a result of increased newsstand revenue from Martha Stewart Weddings and special interest publications of $1.6 million, partially offset by lower newsstand revenues from Martha Stewart Living magazine of $0.3 million. In 2002 and 2001, Martha Stewart Living magazine was published twelve times annually, Martha Stewart Weddings was published four times annually and the Company published seven special interest publications in each year. Television revenues decreased $2.8 million, or 9.6%, to $26.7 million for the year ended December 31, 2002, from $29.5 million for the year ended December 31, 2001. The decrease is due primarily to the absence of a holiday special in December 2002, which accounted for $2.9 million of the decline, as well as lower advertising revenues of $2.3 million resulting from lower advertising rates and lower ratings from our syndicated daily program. Additionally, the loss of the company’s airtime on CBS The Early Show contributed an additional $0.4 million decline. This reduction was partially offset by higher cable revenue of $2.0 million primarily due to new cable television programming, and higher license fees from the syndicated show of $0.5 million. Merchandising revenues increased $13.3 million, or 37.5%, to $48.9 million for the year ended December 31, 2002, from $35.6 million for the year ended December 31, 2001, primarily as a result of an increase in royalty rate under our new agreement with Kmart Corporation, effective August 1, 2001, and revenues received from new product introductions, partially offset by Kmart store closures and lower year-over-year comp store sales trends. The royalty rate under our agreement with Kmart increased on August 1, 2001, February 1, 2002, and again on February 1, 2003. Because of a change, effective August 1, 2001, in the manner in which our royalty is calculated, from product cost basis to retail sales basis, precise quantification of the impact of the increased royalty rate is not practicable. Kmart is currently operating under Chapter 11 of the Federal Bankruptcy Code. In 2002 Kmart closed 283 stores and in January 2003 announced the closing of an additional 317 stores. As a result of Kmart store closings and recent Kmart sales trends, we currently expect our royalties earned under our agreement with Kmart to be below the minimum contractual amount for the full year 2003. Internet/Direct Commerce revenues decreased $9.2 million, or 20.0%, to $36.9 million for the year ended December 31, 2002, from $46.1 million for the year ended December 31, 2001, due primarily to decreased revenue from product sales of $8.4 million, resulting from lower catalog circulation, internet site traffic and overall lower customer demand for product offerings.

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses increased $6.0 million, or 3.8%, to $162.2 million for the year ended December 31, 2002, from $156.2 million for the year ended December 31, 2001. Publishing segment costs increased $4.0 million reflecting higher compensation costs of $2.7 million, increased magazine distribution costs of $1.8 million, due to both higher postal rates and larger book size, and higher printing costs of $1.2 million. These increases were partially offset by lower paper costs of $1.2 million primarily due to lower paper prices. Television costs decreased $3.2 million, or 15.6%, due primarily to lower distribution fees of $1.4 million, primarily related to the absence of a holiday special in 2002, and lower program production costs of $1.8 million, primarily relating to the absence of a holiday special in 2002 and lower production costs recognized in the period due to the amortization effect of signing a new cable licensing arrangement. Merchandising costs increased $8.5 million, principally due to the elimination of certain cost reimbursements of $6.1 million from Kmart Corporation as part of our new agreement, which commenced in August 2001, as well as to costs related to the development and launch of our new Martha Stewart Signature product lines. Internet/Direct Commerce costs decreased $3.3 million primarily due to lower cost of goods sold of $1.6 million, resulting from lower product sales, lower catalog production and distribution costs of $0.9 million, resulting from lower catalog circulation, and lower product fulfillment costs of $0.6 million. Gross margin on product sales declined in 2002 as a result of higher levels of discounted inventory disposition.

SELLING AND PROMOTION Selling and promotion expenses increased $3.0 million, or 7.4%, to $43.9 million for the year ended December 31, 2002, from $40.8 million for the year ended December 31, 2001. Publishing segment costs increased $4.7 million, or 13.4%, resulting primarily from higher circulation acquisition and renewal costs of $2.8 million, higher compensation costs of $1.4 million, and higher bad debt expense of $0.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Internet/Direct Commerce segment costs decreased $2.0 million, resulting primarily from lower advertising and promotion expense.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased $7.5 million, or 17.9%, to $49.7 million for the year ended December 31, 2002, from $42.1 million for the year ended December 31, 2001. The increase is a result of higher expenses of $4.4 million of legal, corporate communication and other expenses primarily resulting from corporate matters associated with various investigations related to a personal stock sale by the Company’s Chairman and Chief Executive Officer and higher incentive compensation of $1.5 million. In addition, the elimination of the Kmart expense reimbursement in August 2001 was responsible for $1.4 million of the increase.

DEPRECIATION AND AMORTIZATION Depreciation and amortization increased $2.5 million, or 26.7%, to $11.6 million for the year ended December 31, 2002, from $9.2 million for the year ended December 31, 2001. The increase is primarily due to increased depreciation of our new website which we launched in November 2001.

AMORTIZATION OF INTANGIBLE ASSETS Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. Accordingly, there is no expense in the current period for the amortization of goodwill. If this standard had been in effect for the prior year’s period, amortization expense would have been $2.9 million lower (an impact of $.06 on an earnings per share basis).

RESTRUCTURING CHARGE Restructuring charges of $7.7 million include an asset impairment charge of $6.1 million related to the Company’s website, and a $1.6 million charge to increase the Company’s inventory valuation allowances. These charges were taken in contemplation of a restructuring plan which will be implemented beginning in the first quarter of 2003 to downsize the operations of the Internet/Direct Commerce business segment in order to achieve improved operating results.

INTEREST INCOME, NET Interest income, net, was $2.1 million for the year ended December 31, 2002, compared with $3.9 million for the year ended December 31, 2001. Higher average cash balances throughout the year were more than offset by lower interest yields.

INCOME TAX PROVISION Income tax provision for the year ended December 31, 2002, was $8.8 million, representing a 39.8% effective income tax rate as compared with $17.3 million and an effective rate of 42.3% for the year ended December 31, 2001. The effective income tax rate in 2002 reflects the elimination of non-deductible goodwill amortization and lower effective state income tax rates relative to the 2001 period.

LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $2.9 million for the year ended December 31, 2002, compared to $1.7 million from the same operations for the year ended December 31, 2001. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The 2002 amount reflects the write-offs of fixed assets of $0.6 million, the accrual of future net lease costs of $0.7 million, inventory write down of $0.4 million and losses from operations of $3.1 million offset by tax benefits of $1.9 million.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE As part of the implementation of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company completed the initial impairment tests in the second quarter of 2002 which resulted in a charge of approximately $5 million ($3.1 million after taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment attributable to its 2001 acquisition of The Wedding List. The remaining intangible assets represent goodwill of the Publishing segment and its fair value exceeds the carrying value. The company will be performing its annual impairment review during the fourth quarter of each year.

NET INCOME Net income was $7.3 million for the year ended December 31, 2002, compared to net income of $21.9 million for the year ended December 31, 2001, as a result of the above mentioned factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2001, to Year Ended December 31, 2000

REVENUES Total revenues increased $6.3 million, or 2.2%, to $288.6 million for the year ended December 31, 2001, from $282.3 million for the year ended December 31, 2000. Publishing revenues increased $1.6 million, or 0.9%, to $177.4 million for the year ended December 31, 2001, from $175.8 million for the year ended December 31, 2000. Circulation revenues increased $3.3 million, slightly offset by advertising revenue decreases of $1.5 million for the year ended December 31, 2001. Circulation increases primarily resulted from the increased frequency of Martha Stewart Living magazine, as well as increased circulation revenues from special interest publications. Martha Stewart Living magazine was published 12 times in 2001, compared with eleven times in 2000. In 2001, the Company published seven special interest publications compared with three special interest publications in 2000. Advertising revenues decreased primarily as a result of a lower number of advertising pages sold in Martha Stewart Living magazine, partially offset by increases from the special interest publications. Television revenues decreased $2.9 million, or 9%, to $29.5 million for the year ended December 31, 2001, from $32.5 million for the year ended December 31, 2000. The decrease is due primarily to reduced advertising revenues resulting from lower industry-wide advertising rates and lower ratings from our syndicated daily program. Merchandising revenues increased $11.3 million, or 46%, to $35.6 million for the year ended December 31, 2001, from $24.3 million for the year ended December 31, 2000, primarily as a result of revenues received from new product introductions in 2001 and an increase in royalty rate under our new agreement with Kmart Corporation, effective August 1, 2001. Internet/Direct Commerce revenues decreased $3.6 million, or 7.3%, to $46.1 million for the year ended December 31, 2001, from $49.7 million for the year ended December 31, 2000, due primarily to decreased advertising revenues of $2.7 million and lower increased merchandise sales of $1.0 million.

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses decreased $1.2 million, or 0.8%, to $156.2 million for the year ended December 31, 2001, from $157.4 million for the year ended December 31, 2000. Publishing segment costs increased $3.6 million, reflecting the increased number of issues produced in 2001. Merchandising costs increased $3.2 million due to the elimination of cost reimbursements from Kmart Corporation as part of the new Kmart agreement. Internet/Direct Commerce costs decreased $7.4 million primarily due to a reduction in catalog production and distribution costs of approximately $4.5 million due to lower catalog circulation and reductions in outside consulting fees of approximately $2.3 million.

SELLING AND PROMOTION Selling and promotion expenses decreased $1.8 million, or 4.2%, to $40.8 million for the year ended December 31, 2001, from $42.6 million for the year ended December 31, 2000. Publishing segment costs decreased $2.2 million, resulting primarily from reduced circulation costs.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased $0.7 million, or 1.6%, to $42.1 million for the year ended December 31, 2001, from $41.5 million for the year ended December 31, 2000. The higher expenses were incurred primarily as a result of higher occupancy costs related to an additional office facility, which we began occupying in December 2000.

DEPRECIATION AND AMORTIZATION Depreciation and amortization increased $3.0 million, or 49.5%, to $9.2 million for the year ended December 31, 2001, from $6.1 million for the year ended December 31, 2000. The increase is primarily attributable to depreciation from our higher levels of property and equipment associated with the additional facility.

AMORTIZATION OF INTANGIBLE ASSETS Amortization of intangible assets increased $0.2 million, or 8.0%, to $3.2 million for the year ended December 31, 2001, from $3.0 million for the year ended December 31, 2000.

INTEREST INCOME, NET Interest income, net, was $3.9 million for the year ended December 31, 2001, compared with $5.6 million for the year ended December 31, 2000. Interest income for the year ended December 31, 2001, resulted from lower interest rates applied to slightly higher average cash balances.

INCOME TAX PROVISION Income tax provision for the year ended December 31, 2001, was $17.3 million, representing a 42.3% effective income tax rate as compared with $16.0 million and an effective rate of 42.9% for the year ended December 31, 2000. The reduced rate during 2001 was attributable primarily to lower state income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $1.7 million for the year ended December 31, 2001. No such amounts existed in the prior year as the acquisition of The Wedding List was completed in March of 2001.

NET INCOME Net income was $21.9 million for the year ended December 31, 2001, compared with net income of $21.3 million for the year ended December 31, 2000, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $131.7 million and $68.1 million and short-term investments were $73.1 million and $47.3 million at December 31, 2002 and 2001, respectively.

Cash flows from operating activities were $38.0 million, $19.4 million and $39.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash flows from operating activities in 2002 resulted primarily from net income from continuing operations before cumulative effect of accounting change of $13.4 million, in addition to non cash charges totaling $16.3 million primarily related to depreciation and amortization of $11.6 million, and impairment related charges of $6.1 million, as well as $8.4 million of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a result of decreases in accounts receivable, inventories, accounts payable and accrued liabilities and deferred subscription income. In 2001, cash flows from operating activities resulted primarily from net income from continuing operations of $23.6 million, in addition to non- cash charges totaling $12.9 million primarily related to depreciation and amortization, partially offset by cash used by changes in operating assets and liabilities. Cash used by changes in operating assets and liabilities in 2001 is primarily a result of decreased accounts payable and accrued liabilities and income taxes payable. In 2000, cash flows from operating activities resulted primarily from net income from continuing operations of $21.3 million, in addition to non-cash charges totaling $12.5 million primarily related to depreciation and amortization and tax benefits recognized from stock option exercises, as well as cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities in 2000 primarily resulted from increased accounts receivable, inventories and accounts payable and accrued liabilities.

Cash flows provided by (used in) investing activities were $21.5 million, $(34.0) million and $10.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash flows provided by investing activities in 2002 reflect increased short-term investments of $25.8 million, partially offset by capital expenditures of $4.3 million. Cash flows used in investing activities in 2001 reflect decreased short-term investments of $12.9 million, capital expenditures of $17.3 million, primarily for our website technology upgrade project and $3.9 million used to acquire The Wedding List. Cash flows provided by investing activities in 2000 reflects increased short-term investments of $35.7 million, partially offset by capital expenditures of $24.8 million primarily related to an additional office facility. We expect capital expenditures in 2003 to be less than $5.0 million.

Cash flows provided from (used in) financing activities were $4.1 million, $2.4 million and $(28.8) million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash flows provided from financing activities in 2002 and 2001 was primarily due to proceeds received from exercise of stock options. Cash flows used in financing activities in 2000 resulted from the repurchase of 1.366 million shares of our Class A common stock for $32.5 million from Time Publishing Ventures, Inc., partially offset by $3.7 million received from the exercise of stock options.

We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of December 31, 2002, we had no outstanding borrowings under this facility.

We believe that our available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

The Company’s commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in footnote 11 to the consolidated financial statements on page F-24.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, Martha Stewart Weddings is published four times annually: one issue in each of the second and third quarters and two issues in the fourth quarter. Additionally, the publication schedule of special interest publications can vary from quarter to quarter. Revenue and income from operations for the Television segment have historically tended to be higher in the fourth quarter due primarily to the broadcast of a holiday prime-time television special, however, no such special aired in 2002. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners on a quarterly basis. With respect to Kmart, following Kmart’s assumption of our contract in March 2002, we continue to expect to be paid on a quarterly schedule and have made no provision for any deviation as a result of Kmart’s bankruptcy proceedings.

Inventory

Inventory, consisting of paper and product merchandise, is stated at the lower of cost or market. The Company has recorded a reserve for excess and obsolete product inventory, reducing inventory from cost to estimated market value, based upon historical experience and current market conditions. The reserve is adjusted regularly based upon actual results.

Television Production Costs

Television production costs are capitalized and amortized based upon estimated of future revenues to be received for the applicable television product. The Company bases its estimates on existing contracts for programs, historical advertising rates and ratings as well as market conditions. Estimated future revenues are adjusted regularly based upon actual results and changes in market and other conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

The Company has invested a total amount of approximately $16.3 million in the development of its website through December 31, 2002. In the fourth quarter of 2002, as a result of a plan to scale down certain operations within our Internet/Direct Commerce segment, the Company recorded an impairment charge of $6.1 million against the cost of the website.

TRENDS AND UNCERTAINTIES

The United States Attorney’s office and the Securities and Exchange Commission are investigating the sale of shares of stock owned in another company, ImClone Systems, by Martha Stewart, our Chairman and Chief Executive Officer, and certain related matters. Because our principal brand labels are closely associated with Ms. Stewart, we have seen, and expect to continue to see, negative impacts on our business as a result of the uncertainty surrounding these ongoing investigations and associated negative publicity. Although it is difficult to quantify with any precision, we believe that, to date, the uncertainty and publicity surrounding these investigations have contributed to the following trends and uncertainties in our business: a more challenging environment for the distribution of our Martha Stewart Living television program for the season beginning in September 2003; a decline in the circulation results of our magazines; a decrease in advertising revenues and a general uncertainty in our advertising sales prospects; a softness in response rates in our direct commerce business; slower than expected distribution of our new Martha Stewart Signature floorcovering line; and a slowdown in new business development and new partner initiatives. While we believe that a positive resolution to these investigations would have a positive impact on our business, and a negative resolution would have a negative impact on our business, we are unable to predict with any certainty the extent to which our business would be impacted in either event. In addition, the Company is incurring additional expenses, principally relating to corporate communications and corporate professional fees, associated with the ongoing investigations and related litigation.

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

In March 2003, we commenced a restructuring of our Internet/Direct Commerce segment. We expect to see this restructuring result in decreased revenues, costs and operating losses from this segment beginning in the second half of 2003, although we cannot predict with certainty the extent and timing of these decreases.

REPORT OF INDEPENDENT PUBLIC AUDITORS

To the Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. The consolidated statements of income and cash flows and the financial statement schedule of Martha Stewart Living Omnimedia, Inc. for the year ended December 31, 2000 were audited by other auditors who have ceased operations and whose report dated February 2, 2001 expressed an unqualified opinion on those financial statements before the restatement adjustments and transitional disclosures described in Note 2.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed above, the consolidated statements of income and cash flows of Martha Stewart Living Omnimedia, Inc. for the year ended December 31, 2000, were audited by other auditors who have ceased operations. As described in Note 2, the Company restated the prior period income statement classification to conform with Emerging Issues Task Force Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” We audited the adjustments described in Note 2 that were applied to restate the 2000 statement of income. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2000 in Note 2 with respect to such transitional disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated income statement and cash flows of the Company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 statements of income and cash flows taken as a whole.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, Martha Stewart Living Omnimedia, Inc and Subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ERNST & YOUNG LLP

New York, New York

March 28, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The financial statements and schedule for the year ended December 31, 2000, referred to in the report below, can be found on pages F-11 through F-29 in this Annual Report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below included on pages F-8 through F-26, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Stewart Living Omnimedia, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York

February 2, 2001

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands except per share data)

	2002	2001	2000

REVENUES
Publishing	$182,600	$177,422	$175,774
Television	26,680	29,522	32,464
Merchandising	48,896	35,572	24,345
Internet/direct commerce	36,873	46,094	49,739

Total revenues	295,049	288,610	282,322

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	162,197	156,213	157,442
Selling and promotion	43,870	40,849	42,630
General and administrative	49,666	42,118	41,453
Depreciation	11,631	9,179	6,140
Amortization of intangible assets	—	3,187	2,950
Restructuring charge	7,692	—	—

Total operating costs and expenses	275,056	251,546	250,615

OPERATING INCOME	19,993	37,064	31,707
Interest income, net	2,120	3,859	5,569

INCOME BEFORE INCOME TAXES	22,113	40,923	37,276
Income tax provision	8,799	17,308	15,998

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND LOSS FROM DISCONTINUED OPERATIONS	13,314	23,615	21,278

Loss from discontinued operations, net of tax benefit of $1,939 in 2002 and $1,253 in 2001	(2,909)	(1,709)	—

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,405	21,906	21,278
Cumulative effect of accounting change, net of tax benefit of $2,015	(3,137)	—	—

NET INCOME	$7,268	$21,906	$21,278

EARNINGS PER SHARE
Basic — Income from continuing operations	$0.27	$0.49	$0.44
Basic — Loss from discontinued operations	(0.06)	(0.04)	—
Basic — Cumulative effect of accounting change	(0.06)	—	—

Basic — Net income	$0.15	$0.45	$0.44

Diluted — Income from continuing operations	0.27	0.48	0.43
Diluted — Loss from discontinued operations	(0.06)	(0.03)	—
Diluted — Cumulative effect of accounting change	(0.06)	—	—

Diluted — Net income	$0.15	$0.45	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,250	48,639	48,678
Diluted	49,343	49,039	49,623

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands except per share data)

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,664	$68,076
Short-term investments	47,286	73,086
Accounts receivable, net	37,796	45,629
Inventories, net	8,654	12,952
Deferred television production costs	4,179	3,627
Deferred income taxes	7,028	3,816
Other current assets	4,756	3,956

Total current assets	241,363	211,142

PROPERTY, PLANT AND EQUIPMENT, net	31,288	45,423

INTANGIBLE ASSETS, net	44,257	49,340

DEFERRED INCOME TAXES	2,827	1,251

OTHER NONCURRENT ASSETS	4,807	4,465

Total assets	$324,542	$311,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,517	$40,649
Accrued payroll and related costs	9,385	5,988
Income taxes payable	323	—
Current portion of deferred subscription income	24,932	28,724

Total current liabilities	75,157	75,361

DEFERRED SUBSCRIPTION INCOME	7,715	9,071
OTHER NONCURRENT LIABILITIES	5,035	4,997

Total liabilities	87,907	89,429

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized: 19,342 and 15,160 shares issued in 2002 and 2001, respectively	194	152
Class B common stock, $.01 par value, 150,000 shares authorized: 30,295 and 33,619 shares outstanding in 2002 and 2001, respectively	303	336
Capital in excess of par value	181,629	173,470
Unamortized restricted stock	(993)	—
Retained earnings	56,277	49,009

	237,410	222,967
Less Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	236,635	222,192

Total liabilities and shareholders’ equity	$324,542	$311,621

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001, and 2000

(In thousands)

	Class A		Class B					Class A
	Common Stock		Common Stock		Capital in	Unamortized		Treasury Stock
					Excess of	Restricted	Retained
	Shares	Amount	Shares	Amount	Par Value	Stock	Earnings	Shares	Amount	Total

Balance at January 1, 2000	15,484	$155	34,127	$341	$193,081	—	$5,825	—	—	$199,402
Net Income	—	—	—	—	—	—	21,278	—	—	21,278
Issurance of shares for employee benefit plans and stock options	441	5	—	—	3,704	—	—	—	—	3,709
Repurchase of common stock	(1,366)	(14)	—	—	(32,489)	—	—	—	—	(32,503)
Shares returned on net treasury basis	—	—	(239)	(2)	2	—	—	—	—	—
Tax benefit from the exercise of stock options	—	—	—	—	4,230	—	—	—	—	4,230

Balance at December 31, 2000	14,559	146	33,888	339	168,528	—	27,103	—	—	196,116
Net Income	—	—	—	—	—	—	21,906	—	—	21,906
Conversion of shares	269	3	(269)	(3)	—	—	—	—	—	—
Issuance of shares for employee benefit plans and stock options	332	3	—	—	3,179	—	—	—	—	3,182
Repurchase of common stock	—	—	—	—	—	—	—	(59)	$(775)	(775)
Tax benefit from the exercise of stock options	—	—	—	—	1,763	—	—	—	—	1,763

Balance at December 31, 2001	15,160	152	33,619	336	173,470	—	49,009	(59)	(775)	222,192
Net Income	—	—	—	—	—	—	7,268	—	—	7,268
Conversion of shares	3,324	33	(3,324)	(33)	—	—	—	—	—	—
Issuance of shares for employee benefit plans and stock options	673	7	—	—	4,046	—	—	—	—	4,053
Tax benefit from the exercise of stock options	—	—	—	—	2,861	—	—	—	—	2,861
Issuance of restricted stock	185	2	—	—	1,252	$(1,254)	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	261	—	—	—	261

Balance at December 31, 2002	19,342	$194	30,295	$303	$181,629	$(993)	$56,277	(59)	$(775)	$236,635

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,268	$21,906	$21,278
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	5,040	—	—
Non-cash loss from discontinued operations	1,429	399	—
Restructuring charge	7,692	—	—
Depreciation	11,631	9,179	6,140
Amortization of intangible assets	—	3,187	2,950
Deferred income tax (benefit) expense	(4,788)	108	(860)
Tax benefit from stock option exercises	2,861	1,763	4,230
Amortization of restricted stock	261	—	—

Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	7,833	3,424	(7,310)
Inventories	2,693	(3,242)	(3,270)
Other current assets	(756)	(2,163)	(196)
Deferred television production costs	(552)	322	(1,406)
Other noncurrent assets	(341)	(528)	(946)
Accounts payable and accrued liabilities	2,560	(11,993)	14,929
Income taxes payable	323	(2,590)	2,257
Deferred subscription income	(5,148)	400	2,410
Other noncurrent liabilities	36	(783)	(668)

	30,774	(2,517)	18,260

Net cash provided by operating activities	38,042	19,389	39,538

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,307)	(17,283)	(24,771)
Increase (decrease) in short-term investments	25,800	(12,885)	35,693
Acquisition of business	—	(3,872)	—

Net cash provided by (used in) investing activities	21,493	(34,040)	10,922

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,053	3,182	3,709
Repurchase of common stock	—	(775)	(32,503)

Net cash provided by (used in) financing activities	4,053	2,407	(28,794)

Net increase (decrease) in cash	63,588	(12,244)	21,666
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,076	80,320	58,654

CASH AND CASH EQUIVALENTS, END OF YEAR	$131,664	$68,076	$80,320

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1 THE COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Television, Merchandising and Internet/ Direct Commerce. The Publishing segment primarily consists of the Company’s magazine operations, and also its book, radio and newspaper operations. The Television segment consists of the Company’s television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada, Japan (and certain other international markets), as well as occasional prime-time specials. The Merchandising segment consists of the Company’s operations related to the design of, and licensing of certain of the Company’s trademarks in connection with, merchandise and related promotional and packaging materials that are distributed by the Company’s retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company’s operations relating to Martha Stewart – The Catalog For Living (formerly known as Martha by Mail) and the website marthastewart.com.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash equivalents that mature within three months of the date of acquisition.

Short-term Investments

Short-term investments include investments that have maturity dates in excess of three months on the date of acquisition. Unrealized gains/losses were insignificant.

Revenue Recognition

Magazine advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience.

A proportionate share of magazine subscription revenue is recognized as magazines are shipped to subscribers.

Deferred subscription income results from advance payments for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered.

Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales. Estimated returns are recorded based upon historical experience.

Television advertising revenues are recognized when the related commercial is aired and is recorded net of estimated reserves for television audience underdelivery. Royalties are recorded as earned in accordance with the specific terms of each agreement.

Product revenues are recognized upon shipment of goods to customers. Shipping and handling expenses are included in cost of goods sold. Estimated returns are recorded based on historical experience.

Television Production Costs

Television production costs are capitalized and amortized based on revenue earned as a percentage of total projected revenue for the applicable television product. If a total net loss is projected for a particular product, television production costs are written down to net realizable value.

Intangible Assets

Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test. The Company completed the initial impairment test in the second quarter of 2002 which resulted in a charge of $5,039 ($3,137 net of income taxes) to reduce the carrying value of its goodwill related to The Wedding List. The remaining intangible assets of $44,257 represent gross carrying value of $59,009 of goodwill of the Publishing segment less related accumulated amortization of $14,752. Therefore, the Company anticipates no further goodwill amortization in the foreseeable future. The Company has performed its annual impairment review during the fourth quarter resulting in no further adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

The 2001 and 2000 results on a historical basis do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2001 and 2000, the historical net income and basic and diluted net income per common share would have changed to the adjusted amounts indicated below for the twelve months ended:

	2002	2001	2000

Income from continuing operations before cumulative effect of accounting change and loss from discontinued operations, as reported	$13,314	$23,615	$21,278
Goodwill amortization	—	3,187	2,950

Adjusted income from continuing operations before cumulative effect of accounting change and loss from discontinued operations	13,314	26,802	24,228
Loss from discontinued operations	(2,909)	(1,709)	—

Income before cumulative effect of accounting change	10,405	25,093	24,228
Cumulative effect of accounting change	(3,137)	—	—

Adjusted net income	$7,268	$25,093	$24,228

Basic per share information:
Income from continuing operations before cumulative effect of accounting change and loss from discontinued operations, as reported	$0.27	$0.49	$0.44
Goodwill amortization	—	0.07	0.06

Adjusted income from continuing operations before cumulative effect of accounting change and loss from discontinued operations	0.27	0.55	0.50
Loss from discontinued operations	(0.06)	(0.04)	—

Income before cumulative effect of accounting change	0.21	0.52	0.50
Cumulative effect of accounting change	(0.06)	—	—

Adjusted net income	$0.15	$0.52	$0.50

Diluted per share information:
Income from continuing operations before cumulative effect of accounting change and loss from discontinued operations, as reported	$0.27	$0.48	$0.43
Goodwill amortization	—	0.06	0.06

Adjusted income from continuing operations before cumulative effect of accounting change and loss from discontinued operations	0.27	0.55	0.49
Loss from discontinued operations	(0.06)	(0.03)	—

Income before cumulative effect of accounting change	0.21	0.52	0.49
Cumulative effect of accounting change	(0.06)	—	—

Adjusted net income	$0.15	$0.52	$0.49

Inventories

Inventories consisting of paper and product merchandise are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs

Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

Restatement Adjustments

The prior period presentation has been restated to conform with Emergency Issues Task Force Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” These rules require that certain expenditures of the Publishing segment related to newsstand product placement historically presented as expenses be reclassified and netted against revenue. Accordingly, Publishing revenue has been reduced by $1,100 in 2002 and $1,500 in 2001. In addition, the prior year periods have been restated to reflect as discontinued operations the result of the operations of The Wedding List discussed in Note 12.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. For the years ended December 31, 2002, 2001, and 2000 the dilutive effect of stock options included in the determination of diluted weighted average common shares outstanding were approximately 375,000, 401,000, and 946,000 respectively. The antidilutive options excluded from this amount totaled 4,409,000, 5,014,000, and 571,000 with a weighted average exercise price of $13.58, $19.05, and $25.91 in 2002, 2001, and 2000, respectively.

Options granted under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan are not included as they are not dilutive (see Note 8).

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

Stock Compensation

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

	2002	2001	2000

risk-free interest rates	4.11%	4.82%	6.23%
dividend yields	zero	zero	zero
expected volatility	134%	57%	46%
expected option life	6 years	6 years	6 years
average fair market value per option granted	$9.24	$9.58	$9.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net income for the years ended December 31, 2002, 2001 and 2000, were as follows:

	2002	2001	2000

Net income, as reported	$7,268	$21,906	$21,278
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,762	7,307	5,073

Pro forma net income (loss)	$(2,494)	$14,599	$16,205

Earnings (loss) per share:
Basic – as reported	$0.15	$0.45	$0.44
Basic – pro forma	$(0.05)	$0.30	$0.33
Diluted – as reported	$0.15	$0.45	$0.44
Diluted – pro forma	$(0.05)	$0.30	$0.33

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. The amount of legal obligation should be capitalized as part of the related long-lived asset when the cost is recognized and allocated to expense over the useful life of the asset. We do not believe that the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability associated with an exit or disposal activity be measured at fair value and recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Our adoption of SFAS No. 146 had no impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – An Amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in annual financial statements for the years ending after December 15, 2002 and interim financial statements for periods beginning after December 15, 2002.

     3 ACCOUNTS RECEIVABLE, NET

     The components of accounts receivable at December 31, 2002 and 2001 are as follows:

	2002	2001

Advertising	$22,554	$31,337
Newsstand	639	2,236
Licensing	12,095	9,122
Other	6,706	7,434

	41,994	50,129
Less: reserve for credits and uncollectible accounts	4,198	4,500

	$37,796	$45,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

4 INVENTORIES

The components of inventories at December 31, 2002 and 2001 are as follows:

	2002	2001

Paper	$4,861	$4,526
Product merchandise	8,887	11,565

	13,748	16,091
Less: reserve for obsolete and excess inventory	5,094	3,139

	$8,654	$12,952

5 PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001

Studios and equipment	$6,728	$6,765
Furniture, fixtures and equipment	10,212	9,714
Computer hardware and software	26,304	31,191
Leasehold improvements	20,364	20,361

	63,608	68,031
Less: accumulated depreciation and amortization	32,320	22,608

	$31,288	$45,423

Depreciation expense was $11,631, $9,179, and $6,140, for the years ended December 31, 2002, 2001 and 2000, respectively. Included in property, plant and equipment are assets that were acquired under capital leases in the amount of $7,781, with accumulated amortization of $7,537 and $5,793 at December 31, 2002 and 2001, respectively. Depreciation expense associated with assets under capital leases is included in total depreciation expense.

6 LINE OF CREDIT

The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $10,000 with an interest rate equal to LIBOR plus 1% per annum and an expiration date of June 30, 2003. The agreement also requires the Company to pay a commitment fee equal to one-quarter of 1% per annum of the unused available borrowings. As of December 31, 2002, the Company did not have any amounts outstanding under this agreement.

7 STOCKHOLDERS’ EQUITY

Common Stock

The Company has two classes of common stock outstanding. The Class B common stock is identical in all respects to Class A common stock, except with respect to voting and conversion rights. Each share of Class B common stock entitles its holder to ten votes and is convertible on a one-for-one basis to Class A stock at the option of the holder and automatically upon most transfers.

Stock Repurchases

In September 2001, the Board of Directors authorized the repurchase of up to $5,000 of the Company’s outstanding common stock. Pursuant to the program, purchases of stock may be made from time to time, in the open market, subject to market conditions and at prevailing market prices. During the year ended December 31, 2001, the Company purchased approximately 59,000 shares of its Class A common stock at a cost of $775. No such purchases were made during 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

8 EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 15% or the maximum allowable contribution by the IRS ($11.0 in 2002, $10.5 in 2001 and 2000), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $956, $927 and $779 for the years ended December 31, 2002, 2001 and 2000, respectively.

In December 2002, the Company terminated its defined benefit pension plan and distributed to all participants their accrued benefits at that time. The termination of the pension plan resulted in a gain of approximately $1,221, which is included as an offset to general and administrative expenses in the statement of operations for the year ended December 31, 2002.

The Company does not sponsor any post retirement and/or post employment benefit plan.

Stock Options

The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”) in November 1997. The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. During 2000, 238,000 shares of Class B common stock were returned under this agreement. In March 2003, an additional 236,000 shares were returned under the agreement, representing shares due the Company as of December 31, 2002. All options granted under the 1997 Option Plan are fully vested as of December 31, 2002. The status of this stock option plan is summarized as follows:

	Number	Weighted average
	of shares	exercise price

Outstanding as of January 1, 2000	1,968,277	$0.63
Exercised	(216,069)	0.65
Cancelled	(77,219)	0.60

Outstanding as of December 31, 2000	1,674,989	0.63
Exercised	(155,270)	0.60
Cancelled	(143,781)	0.60

Outstanding as of December 31, 2001	1,375,938	0.63
Exercised	(429,262)	0.63
Cancelled	(24,574)	0.60

Outstanding as of December 31, 2002	922,102	$0.62

Options exercisable at:
December 31, 2000	753,545	$0.62
December 31, 2001	836,975	$0.61
December 31, 2002	922,102	$0.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

The Company has additional stock option plans that provide for the granting of stock options and issuance of restricted stock to employees and non-employee members of the Company’s Board of Directors. The options granted under these plans are to purchase Class A common stock at the fair market value at the date of grant. Employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options vest on the first anniversary of the date of the grant of such option. The term of the options granted under these plans is ten years. The status of these stock option plans is summarized as follows:

	Number	Weighted average
	of shares	exercise price

Outstanding as of January 1, 2000	5,130,040	$17.65
Granted	2,011,753	18.23
Exercised	(223,717)	16.16
Cancelled	(415,305)	17.81

Outstanding as of December 31, 2000	6,502,771	17.87
Granted	2,512,900	16.52
Exercised	(173,793)	17.33
Cancelled	(1,045,911)	17.81

Outstanding as of December 31, 2001	7,795,967	17.87
Granted	1,424,000	10.07
Exercised	(226,540)	17.33
Cancelled	(773,497)	16.98

Outstanding as of December 31, 2002	8,219,930	$16.55

Options exercisable at:
December 31, 2000	1,059,243	$17.97
December 31, 2001	2,292,420	$18.17
December 31, 2002	3,848,438	$18.15

     The following table summarizes information about the stock options outstanding under the Company’s option plans as of December 31, 2002:

	Weighted
	Average
	Remaining	Options Outstanding		Options Exercisable
Range of Exercise	Contractual	Number	Weighted Average	Number	Weighted Average
Price Per Share	Life in Years	Outstanding	Exercise Price	Exercisable	Exercise Price

$0.60 - $0.63	4.8	922,102	$0.62	922,102	$0.62
$6.78 - $8.24	9.6	894,500	6.93	—	—
$14.25 - $15.52	7.4	953,253	15.01	438,251	15.00
$15.57	8.3	1,254,900	15.57	292,235	15.57
$15.75 - $17.90	9.0	464,200	16.04	17,250	17.02
$18.00	6.8	3,659,827	18.00	2,709,159	18.00
$18.10 - $33.75	8.1	993,250	22.87	391,543	23.76

$0.60 - $33.75	7.4	9,142,032	$14.94	4,770,540	$14.68

     In 2002, the Company issued 185,000 shares of restricted stock to certain employees. The stock vests on the second anniversary date of the grant provided that the employee is still employed by the Company. The aggregate market value of the restricted stock at the date of issuance of $1,254 has been recorded as unamortized restricted stock which is a separate component of shareholders’ equity and is being amortized over the two year vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

9 INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

CURRENT INCOME TAXES
Federal	$10,297	$13,133	$12,292
State and local	2,779	3,644	4,190
Foreign	511	423	376

Total current income tax expense	$13,587	$17,200	$16,858

DEFERRED INCOME TAXES (BENEFIT)
Federal	$(3,591)	$81	$(640)
State and local	(1,197)	27	(220)

Total deferred income tax expense (benefit)	(4,788)	108	(860)

Income tax provision from continuing operations	$8,799	$17,308	$15,998

A reconciliation from the federal income tax provision from continuing operations at the statutory rate to the effective rate for the year ended December 31, 2002 and 2001 is as follows:

	2002	2001

Computed tax at the federal statutory rate of 35%	$7,740	$13,286
State income taxes, net of federal benefit	1,028	2,209
Non-deductible goodwill amortization	—	965
Non-deductible expense	407	25
Non-taxable interest income	(376)	(430)

Provision for income taxes	$8,799	$16,055

Effective tax rate	39.8%	42.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

DEFERRED TAX ASSETS
Inventory obsolescence reserves	$1,966	$1,213
Provision for doubtful accounts	1,161	1,000
Accrued rent	1,265	1,159
Reserve for newsstand returns	1,368	1,294
Website impairment	2,435	—
Accrued compensation	256	82
Depreciation and amortization	1,862	—
Other	418	345

Total deferred tax assets	10,731	5,093

DEFERRED TAX LIABILITIES
Deferred compensation	(576)	—
Other	(300)	(26)

Total deferred tax liabilities	(876)	(26)

NET DEFERRED TAX ASSETS	$9,855	$5,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

10 RELATED PARTY TRANSACTIONS

Time Publishing Ventures, Inc. (together with its affiliates, “Time”) owns approximately 5% of the outstanding Class A common stock of the Company. The Company has entered into a services agreement with Time, whereby Time provides certain administrative, purchasing, editing and sales services to the Company, including the purchase of paper. The cost of these services amounted to approximately $31,484, $32,042 and $34,749 in 2002, 2001 and 2000, respectively, including $30,511, $31,331 and $34,149 of paper purchases, respectively.

The Company also entered into agreements with Time, whereby Time provides fulfillment services for catalog products and magazines. The fees for these services amounted to approximately $13,890, $21,753 and $21,462 in 2002, 2001 and 2000, respectively. In February 2002, the Company stopped using Time to provide such services for catalog products.

The Company also entered into an agreement with Time whereby Time provides newsstand distribution services for the Company’s magazines. The fees for these services amounted to approximately $2,386, $2,338 and $2,091 in 2002, 2001 and 2000, respectively.

The aggregate amounts due to Time included in accounts payable and accrued liabilities were approximately $9,196 and $6,784 as of December 31, 2002 and 2001, respectively. Aggregate amount due from Time included in accounts receivable, net, was $631 and $1,335 million as of December 31, 2002 and 2001 respectively.

Oxmoor House Inc., an affiliate of Time, currently publishes the Martha Stewart Living series of books. The Company has a contract with Oxmoor House whereby the Company and Oxmoor House split net profits from the sale of books. Income recognized under these agreements was approximately $3,206, $2,296 and $2,327, in 2002, 2001 and 2000, respectively.

The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. The fees for use of these properties amounted to $2,000 in each of 2002, 2001, and 2000.

During 2002, 2001 and 2000 the Company paid $452, $255 and $216, respectively, to MS Real Estate Management Company, a company owned by Martha Stewart, for various expenses incurred on the Company’s behalf in connection with Martha Stewart’s properties. Additionally, Martha Stewart reimbursed the Company $150,000 for certain services provided by the Company’s personnel, primarily in connection with MS Real Estate Management Company.

In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by Ms. Stewart out of the policies’ existing surrender value at the time of repayment. If the arrangement lasts more than sixteen years, the Company will no longer be obligated to make premium payments and will receive interest on the outstanding amount paid by the Company as of such time. As of December 31, 2002, the aggregate amount paid by the Company under this arrangement is $2,238. In 2003, the arrangement was amended such that the Company would not be obligated to make further premium payments unless recent legislation is clarified to permit such payments.

From time to time, the Company uses the service of a law firm of which Martha Stewart’s son-in-law is a partner. The Company paid an aggregate of approximately $75, $16 and $72 in fees and expenses in respect of such services in 2002, 2001, and 2000, respectively.

In 2002, the Company paid approximately $62 to a design firm for design services in connection with the Company’s direct commerce business. The husband of Gael Towey, an executive officer of the Company, is a partner in the firm.

11 COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and equipment for terms extending through 2010 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $8,192, $8,390, and $8,927 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

The following is a schedule of future minimum payments under capitalized and operating leases at December 31, 2002:

	Capitalized	Operating
	Leases	Leases

2003	$478	$8,404
2004	—	8,556
2005	—	8,620
2006	—	8,197
2007	—	7,798
Thereafter	—	20,888

Total minimum lease payments	$478	$62,463

Imputed interest	18

Capital lease obligation — current	$460

The Company has outstanding letters of credit for $2,326 as security for certain leases as of December 31, 2002.

On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Complaint also names Martha Stewart and seven of the Company’s other officers (Gregory R. Blatt, Dora Braschi Cardinale, Sharon L. Patrick, Margaret Roach, Suzanne Sobel, Lauren Podlach Stanich, and Gael Towey) (collectively, the “Individual Defendants”) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v. Martha Stewart Living Omnimedia, Inc. ( filed September 18, 2002).

The claims in the Consolidated Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Complaint seeks certification as a class action, damages, attorney’s fees and costs, and further relief as determined by the court.

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation, filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Acosta v. Stewart, filed on October 10, 2002 in the U.S. District Court for the Southern District of New York; and Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court. The Company’s present directors and former director John Doerr are also named as defendants in Beam. The Company’s present directors, Mr. Doerr, five of the Company’s other officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart’s reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart’s actions have jeopardized the Company’s intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart’s affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company’s payment of split dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally-owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart’s insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste.

The derivative actions seek damages in favor of the Company, attorneys’ fees and costs, and further relief as determined by the court. Certain of the complaints also seek declaratory relief. The plaintiffs in the Shareholder Derivative Litigation further seek the creation of a committee or other administrative mechanism to address the alleged “corporate governance” issues raised in the complaints and to protect the Company’s “cornerstone assets.” The plaintiff in Richards further seeks injunctive relief in the form of attachment or other restriction of the proceeds of defendants’ trading activities or other assets.

The Company has moved to dismiss (i) the Consolidated Complaint, (ii) the Beam complaint, and (iii) the Shareholder Derivative Litigation complaint. The Richards action has been stayed pending resolution of the Beam motion to dismiss.

While still in their early stages, we believe the Company has substantial defenses to these actions. The Company is unable to predict a range of potential losses, if any, at this time.

12 DISCONTINUED OPERATIONS

In March 2001, the Company paid cash of approximately $3.9 million and assumed certain liabilities to acquire the assets of The Wedding List, a wedding registry and gift business. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company’s results of operations commencing upon the acquisition date. The acquisition resulted in goodwill of approximately $5.3 million, which was being amortized over twenty years. The Wedding List was reported as a component of the Internet/Direct Commerce segment.

In June 2002, the Company decided to exit The Wedding List business. The 2001 financial statements have been restated accordingly. The loss from exiting these operations resulted in charges related to the write-down of property and equipment and the accrual of future lease commitments, net of anticipated sublease rental income of $4,979, of approximately $1,277. These lease payments and offsetting receipts are payable through September 2015.

These charges have been included with the losses from operations during the current year and are reflected as a loss from the discontinued operations in the income statements.

Revenue and loss from the discontinued operations for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

Revenues	$2,849	$2,732

Loss from operations, including accrued restructuring and shutdown costs	(4,848)	(2,962)
Income tax benefit	1,939	1,253

Net loss from discontinued operations	$(2,909)	$(1,709)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

     The summarized balance sheet of the discontinued operations were as follows as of December 31, 2002 and 2001 were as follows:

	2002	2001

Current assets:
Inventory	$288	$734
Other current assets	153	216
Property and equipment, net	—	760
Intangible assets	—	5,083
Other	68	68

Total assets	509	6,861

Current liabilities:
Account payable and accrued expenses	$1,208	$886
Deferred revenues	835	1,774

Total current liabilities	2,043	2,660

Net assets (liabilities) of discontinued operations	$(1,534)	$4,201

13 RESTRUCTURING CHARGE

In 2002, the Company recorded a restructuring charge of $7,692, which includes an asset impairment charge of $6,087 related to the Company’s website, and a $1,607 charge to increase the Company’s inventory valuation allowances, which includes a $300 accrual for losses on firm inventory purchase commitments. The website was written down to the fair value of its hardware. These charges were taken in contemplation of a restructuring plan which will be implemented beginning in the first quarter of 2003 to downsize the operations of the Internet/Direct Commerce business segment in order to achieve improved operating results.

14 OTHER INFORMATION

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

The Company’s revenues from foreign sources were $11,778, $9,795 and $8,322 in 2002, 2001 and 2000, respectively.

During the year ended 2002, 2001, and 2000, the revenues from Kmart Corporation were approximately 17%, 14%, and 7% respectively of the Company’s total revenues. As of December 31, 2002 and 2001, accounts receivable from Kmart were approximately $7,769 and $10,700, respectively.

Advertising expense was $15,215, $15,415, and $16,276 for the years ended December 31, 2002, 2001, and 2000, respectively.

Interest paid was $180, $390, and $598 for the years ended December 31, 2002, 2001, and 2000, respectively.

Income taxes paid were $4,665, $17,613, and $10,372 for the years ended December 31, 2002, 2001, and 2000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

     15 INDUSTRY SEGMENTS

     The Company’s industry segments are discussed in Note 1. Segment information for the years ended December 31, 2002, 2001, and 2000 was as follows:

				Internet/Direct
	Publishing	Television	Merchandising	Commerce	Corporate Charges	Consolidated

2002
Revenues	$182,600	$26,680	$48,896	$36,873	$—	$295,049
Operating income	62,384	2,589	32,972	(38,944)	(39,008)	19,993
Depreciation and amortization	158	1,693	633	4,569	4,578	11,631
Total assets	25,340	13,630	8,871	13,695	263,006	324,542
Capital expenditures	174	488	—	2,359	1,286	4,307
2001
Revenues	$177,422	$29,522	$35,572	$46,094	$—	$288,610
Operating income	66,138	2,674	29,861	(24,030)	(37,579)	37,064
Depreciation and amortization	158	1,824	633	1,837	7,914	12,366
Total assets	32,083	17,674	8,265	32,039	221,560	311,621
Capital expenditures	136	31	104	13,852	3,160	17,283
2000
Revenues	$175,774	$32,464	$24,345	$49,739	$—	$282,322
Operating income	66,266	5,748	24,160	(25,659)	(38,808)	31,707
Depreciation and amortization	—	1,874	—	192	7,024	9,090
Total assets	30,662	21,850	8,543	12,871	223,488	297,414
Capital expenditures	—	702	—	1,873	22,196	24,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2002
Revenues	$67,959	$78,602	$70,931	$77,557	$295,049
Operating income (loss)	5,830	13,080	4,475	(3,392)	19,993
Income (loss) from continuing operations	3,729	8,052	2,962	(1,429)	13,314
Loss from discontinued operations	(826)	(1,313)	(197)	(573)	(2,909)
Cumulative effect of accounting change	(3,137)	—	—	—	(3,137)

Net income (loss)	$(234)	$6,739	$2,765	$(2,002)	$7,268

Earnings per share — basic and diluted
Income from continuing operations	$0.08	$0.16	$0.06	$(0.03)	$0.27
Loss from discontinued operations	(0.03)	(0.02)	—	(0.01)	(0.06)
Cumulative effect of accounting change	(0.06)	—	—	—	(0.06)

Net income (loss)	$(0.01)	$0.14	$0.06	$(0.04)	$0.15

Weighted average common shares outstanding
Basic	48,945	49,166	49,209	49,446	49,250
Diluted	49,097	49,373	49,316	49,563	49,343

		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2001
Revenues	$70,079	$67,800	$68,040	$82,691	$288,610
Operating income	9,569	8,644	8,219	10,632	37,064
Income from continuing operations	6,301	5,649	5,270	6,395	23,615
Loss from discontinued operations	(93)	(450)	(501)	(665)	(1,709)

Net income (loss)	$6,208	$5,199	$4,769	$5,730	$21,906

Earnings per share:
Basic — Income from continuing operations	$0.13	$0.12	$0.11	$0.13	$0.49
Basic — Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.04)

Basic — Net Income	$0.13	$0.11	$0.10	$0.12	$0.45

Diluted — Income continuing from operations	$0.13	$0.12	$0.11	$0.13	$0.48
Diluted — Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.03)

Diluted — Net Income	$0.13	$0.11	$0.10	$0.12	$0.45

Weighted average common shares outstanding
Basic	48,516	48,608	48,707	48,727	48,639
Diluted	49,176	49,081	49,022	49,824	49,039

MARTHA STEWART LIVING OMNIMEDIA, INC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance, Beginning of	Additions Charged to		Balance,
DESCRIPTION	Year	Costs and Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Year ended December 31,
2002	$2,093	$1,694	$1,333	$2,454
2001	2,199	717	823	2,093
2000	1,937	1,196	934	2,199
Reserve for audience underdelivery:
Year ended December 31,
2002	1,973	869	1,567	1,275
2001	2,167	1,835	2,028	1,973
2000	4,166	(846)	1,153	2,167
Reserve for obsolete and excess inventory:
Year ended December 31,
2002	3,139	1,955	—	5,094
2001	3,554	—	415	3,139
2000	2,558	996	—	3,554
Reserve for product returns:
Year ended December 31,
2002	434	35	—	469
2001	—	434	—	434
2000	—	—	—	—

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of
Incorporation (incorporated by reference to our Registration
Statement on Form S-1, File Number 333-84001 (the “Registration
Statement”)).
3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).
10.1	—	Form of Stockholders’ Agreement (incorporated by reference to the
Registration Statement).
10.2	—	1999 Stock Incentive Plan (incorporated by reference to the
Registration Statement).†
10.2.1	—	Amendment Number 1 to 1999 Stock Incentive Plan, dated as of
March 9, 2000 (incorporated by reference to our Annual Report on
Form 10-K for the year ended December 31, 1999, File Number 001-
15395 (the “1999 10-K”)).†
10.2.2	—	Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May
11, 2000 (incorporated by reference to our Quarterly Report on Form
10-Q for the quarter ended June 30, 2000, File Number 001-15395
(the “June 2000 10-Q”)).†
10.3	—	1999 Non-Employee Director Stock and Option Compensation Plan
(incorporated by reference to the Registration Statement).†
10.4	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC
Unit/Stock Option Plan (incorporated by reference to the Registration
Statement).†
10.5	—	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha
Stewart (incorporated by reference to the Registration Statement).†
10.6	—	Form of Intellectual Property License and Preservation Agreement,
dated as of October 22, 1999, by and between Martha Stewart Living
Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).
10.7	—	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha
Stewart (incorporated by reference to the Registration Statement).
10.7.1	—	Amendment, dated as of January 1, 2003, to Location Rental
Agreement, dated as of October 22, 1999, by and between, Martha
Stewart Living Omnimedia, Inc. and Martha Stewart.
10.8	—	Lease, dated as of September 24, 1992, between Tishman Speyer
Silverstein Partnership and Time Publishing Ventures, Inc., as
amended by First Amendment of Lease dated as of September 24,
1994 between 11 West 42 Limited Partnership and Time Publishing
Ventures, Inc. (incorporated by reference to the Registration
Statement).
10.9	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited
Partnership and Martha Stewart Living Omnimedia LLC
(incorporated by reference to the Registration Statement).
10.10	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by
reference to the Registration Statement).

II-1

Exhibit
Number		Exhibit Title

10.10.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living
Omnimedia, Inc. (incorporated by reference to the 1999 10-K).
10.11	—	Lease, dated as of October 1, 2000, between Newtown Group
Properties Limited Partnership and Martha Stewart Living
Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File Number 001-
15395 (the “June 2001 10-Q”)).
10.12	—	License Agreement, dated June 21, 2001 by and between Kmart
Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q).
10.14.1	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended
December 31, 2000, File Number 001-15395 (the “2000 10-K”)).†
10.14.2	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance
Agreement, dated February 28, 2001, by and between Martha Stewart
Living Omnimedia, Inc., Martha Stewart and The Martha Stewart
Family Limited Partnership (incorporated by reference to our Annual
Report on Form 10-K for the year ended December 31, 2001, File
Number 001-15395 (the “2001 10-K”)).†
10.14.3	—	Amendment, dated as of January 1, 2003, to Split-Dollar Life
Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and
The Martha Stewart Family Limited Partnership.
10.15	—	Investment Agreement, dated as of January 8, 2002, by and among
Martha Stewart Living Omnimedia, Inc., The Martha Stewart
Family Limited Partnership, L.P., ValueAct Capital Partners, L.P.,
ValueAct Capital Partners II, L.P. and ValueAct Capital
International, Ltd (incorporated by reference to the 2001 10-K).
10.16	—	Martha Stewart Living Omnimedia, Inc. 2002 Executive
Severance Pay Plan (incorporated by reference to our Quarterly
Report on Form 10-Q for the quarter ended September 30, 2002,
File Number 001-15395).†
10.17	—	Martha Stewart Living Omnimedia, Inc. 2002 Performance-Based
Executive Bonus Plan.†
21.0	—	List of Subsidiaries.
99.1	—	Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).

† Indicates management contracts and compensatory plans.

II-2