Form 10-Q
period 2003-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2003-05-15
CIK 1091801

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                        Commission file number 001-15395

                      Martha Stewart Living Omnimedia, Inc.

             (Exact Name of Registrant as Specified in Its Charter)



Delaware                                             52-2187059
(State or Other Jurisdiction of                      (I.R.S. Employer Identification No.)
Incorporation or Organization)

11 West 42nd Street, New York, NY                    10036
(Address of Principal Executive Offices)             (Zip Code)

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

                   YES [X]                    NO [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   YES [X]                    NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Class                  Outstanding at May 7, 2003

             Class A, $0.01 par value                   19,401,142
             Class B, $0.01 par value                   30,058,975
                                                        ----------
                            Total                       49,460,117
                                                        ==========


                      Martha Stewart Living Omnimedia, Inc.


                               Index to Form 10-Q

                                                                      Page
                                                                      ----

Part I     Financial Information

           Item 1.  Financial Statements                                3

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                         10

           Item 4.  Controls and Procedures                            15

Part II    Other Information

           Item 1.  Legal Proceedings                                  15

           Item 5.  Other Information                                  16

           Item 6.  Exhibits and Reports on Form 8-K                   17

           Signatures                                                  18

           Certifications                                              19



PART  I: FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2003            2002
                                                                                     ----            ----
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
           Cash and cash equivalents                                              $ 119,257      $ 131,664
           Short-term investments                                                    47,286         47,286
           Accounts receivable,net                                                   27,754         37,796
           Inventories, net                                                           9,211          8,654
           Deferred television production costs                                       4,296          4,179
           Income taxes receivable                                                    3,331           --
           Deferred income taxes                                                      7,028          7,028
           Other current assets                                                       4,373          4,756
                                                                                  ---------      ---------
                TOTAL CURRENT ASSETS                                                222,536        241,363
                                                                                  ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, net                                                   29,466         31,288
                                                                                  ---------      ---------
INTANGIBLE ASSETS, net                                                               44,257         44,257
                                                                                  ---------      ---------
DEFERRED INCOME TAXES                                                                 2,827          2,827
                                                                                  ---------      ---------
OTHER NONCURRENT ASSETS                                                               4,500          4,807
                                                                                  ---------      ---------
                TOTAL ASSETS                                                      $ 303,586      $ 324,542
                                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

           Accounts payable and accrued liabilities                               $  30,446      $  40,517
           Accrued payroll and related costs                                          2,607          9,385
           Income taxes payable                                                        --              323
           Current portion of deferred subscription income                           25,657         24,932
                                                                                  ---------      ---------
               TOTAL CURRENT LIABILITIES                                             58,710         75,157
                                                                                  ---------      ---------
DEFERRED SUBSCRIPTION INCOME                                                          7,939          7,715
OTHER NONCURRENT LIABILITIES                                                          4,676          5,035
                                                                                  ---------      ---------
               TOTAL LIABILITIES                                                     71,325         87,907
                                                                                  ---------      ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Class A common stock, $.01 par value, 350,000 shares
          authorized: 19,347 and 19,342 shares issued in 2003
          and 2002, respectively                                                        194            194
Class B common stock, $.01 par value, 150,000 shares
          authorized: 30,059 and 30,295 shares outstanding
          in  2003 and 2002, respectively                                               301            303
Capital in excess of par value                                                      181,541        181,629
Unamortized restricted stock                                                           (768)          (993)
Retained earnings                                                                    51,768         56,277
                                                                                  ---------      ---------
                                                                                    233,036        237,410
Less Class A treasury stock - 59 shares at cost                                        (775)          (775)
                                                                                  ---------      ---------
              TOTAL SHAREHOLDERS' EQUITY                                            232,261        236,635
                                                                                  ---------      ---------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 303,586      $ 324,542
                                                                                  =========      =========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                (unaudited, in thousands except per share data)


                                                                         2003          2002
                                                                         ----          ----
REVENUES
  Publishing                                                           $ 34,060      $ 43,095
  Television                                                              6,615         6,711
  Merchandising                                                          10,328        11,075
  Internet/Direct Commerce                                                7,019         7,078
                                                                       --------      --------
  TOTAL REVENUES                                                         58,022        67,959
                                                                       --------      --------
OPERATING COSTS AND EXPENSES
  Production, distribution and editorial                                 35,625        36,771
  Selling and promotion                                                  12,821        10,682
  General and administrative                                             14,974        11,658
  Depreciation and amortization                                           2,141         3,017
                                                                       --------      --------
  TOTAL OPERATING COSTS AND EXPENSES                                     65,561        62,128
                                                                       --------      --------
OPERATING INCOME (LOSS)                                                  (7,539)        5,831
  Interest income, net                                                      402           490
                                                                       --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                                        (7,137)        6,321
  Income tax benefit (provision)                                          2,849        (2,593)
                                                                       --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE LOSS FROM
DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (4,288)        3,728
                                                                       --------      --------
Loss from discontinued operations, net of tax benefit                      (221)         (825)
                                                                       --------      --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE              (4,509)        2,903

Cumulative effect of accounting change, net of tax benefit                 --          (3,137)
                                                                       --------      --------
NET LOSS                                                               $ (4,509)     $   (234)
                                                                       ========      ========

LOSS PER SHARE - BASIC AND DILUTED

  Income (loss) from continuing operations                             $  (0.09)     $   0.08
  Loss from discontinued operations                                        0.00         (0.02)
  Cumulative effect of accounting change                                   --           (0.06)
                                                                       --------      --------
  Net loss                                                             $  (0.09)     $   0.00
                                                                       ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  Basic                                                                  49,631        48,945
                                                                       --------      --------
  Diluted                                                                49,631        49,097
                                                                       --------      --------



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Three Months Ended March 31, 2003
                            (unaudited, in thousands)

                                         CLASS A             CLASS B             CAPITAL IN    UNAMORTIZED
                                       COMMON STOCK        COMMON STOCK           EXCESS OF     RESTRICTED
                                     ----------------    ----------------
                                     SHARES    AMOUNT    SHARES    AMOUNT        PAR VALUE       STOCK
                                     ------    ------    ------    ------        ---------       -----

Balance at January 1, 2003           19,342     $194      30,295      $ 303      $ 181,629      $  (993)


Net loss for the period                --        --         --         --             --           --


Issuance of shares for stock
option exercises                          5      --         --         --               12         --

Shares returned on net treasury
basis                                  --        --         (236)        (2)             2         --

Return of restricted stock             --        --         --         --             (102)     $   102

Amortization of restricted stock       --        --         --         --             --            123
                                     ------     ----      ------      -----      ---------      -------
Balance at March 31, 2003            19,347     $194      30,059      $ 301      $ 181,541      $  (768)
                                     ======     ====      ======      =====      =========      =======



                                                      CLASS A
                                      RETAINED      TREASURY STOCK
                                                 -------------------
                                     EARNINGS    SHARES       AMOUNT         TOTAL
                                     --------    ------       ------         -----

Balance at January 1, 2003           $ 56,277      (59)     $  (775)     $ 236,635


Net loss for the period                (4,509)     --          --           (4,509)

Issuance of shares for stock
option exercises                         --        --          --               12

Shares returned on net treasury
basis                                    --        --          --             --

Return of restricted stock               --        --          --             --


Amortization of restricted stock         --        --          --              123
                                     --------      ---      -------      ---------
Balance at March 31, 2003            $ 51,768      (59)     $  (775)     $ 232,261
                                     ========      ===      =======      =========















  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MARTHA STEWART LIVING OMNIMEDIA, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31,
                         (unaudited, in thousands)

                                                                           2003           2002
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $  (4,509)     $   (234)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
       Cumulative effect of accounting change                                --           3,137
       Depreciation and amortization                                        2,141         3,055
       Amortization of restricted stock                                       123          --
       Changes in operating assets and liabilities                         (9,856)       (2,999)
                                                                        ---------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (12,101)        2,959
                                                                        ---------      --------
CASH FLOWS USED IN INVESTING ACTIVITIES

       Capital expenditures                                                  (318)       (1,933)
       Purchases of short-term investments                                   --         (17,199)
                                                                        ---------      --------
NET CASH USED IN INVESTING ACTIVITIES                                        (318)      (19,132)
                                                                        ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from exercise of stock options                                 12         1,650
                                                                        ---------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      12         1,650
                                                                        ---------      --------
NET DECREASE IN CASH                                                      (12,407)      (14,523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            131,664        68,076
                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 119,257      $ 53,553
                                                                        =========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                      Martha Stewart Living Omnimedia, Inc.

              Notes to Condensed Consolidated Financial Statements

                (unaudited, in thousands, except per share data)


1.    Accounting policies

a. General

Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as the "Company."

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2002.

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

e. Intangible assets

Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The Company completed the initial impairment tests in the second quarter of 2002 which resulted in a charge of $5,039 ($3,137 net of income taxes) to reduce the carrying value of its goodwill related to The Wedding List. In accordance with the SFAS 142 transition rules, we have presented these amounts in the first quarter of 2002. The remaining intangible assets represent goodwill of the Publishing segment and its fair value exceeds the carrying value.

f. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair value of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions for the three month periods ended March 31, :


                                                 2003             2002
                                                 ----             ----
risk-free interest rates                         3.39%            4.73%
dividend yields                                   zero             zero
expected volatility                               134%             134%
expected option life                           6 years          6 years
average fair market value per option
granted                                          $8.96           $14.57

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net loss for the three months ended March 31, 2003 and 2002 were as follows:

                                                           2003         2002
                                                           ----         ----
Net loss, as reported                                    $(4,509)     $  (234)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                     2,568        2,286
                                                         -------      -------
Pro forma net loss                                       $(7,077)     $(2,520)
                                                         =======      =======

Loss per share:
      Basic and diluted - as reported                    $ (0.09)     $ (0.00)
      Basic and diluted - pro forma                      $ (0.14)     $ (0.05)




2.    Inventories

The components of inventories are as follows:

                                         MARCH 31,   DECEMBER 31,
                                           2003        2002
                                         ---------   ------------
Paper                                     $ 5,212     $ 4,861
Product merchandise                         8,563       8,887
                                          -------     -------
                                           13,775      13,748
Less: reserve for obsolete and excess
inventory                                   4,564       5,094
                                          -------     -------
                                          $ 9,211     $ 8,654
                                          =======     =======


3.    Earnings (loss) per share

Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share include the determinants of basic earnings (loss) per share and, in addition, give effect to potentially dilutive common shares. In the first quarter of 2003 there were no potentially dilutive common shares included in the calculation of diluted earnings per share, as their inclusion would be antidilutive.

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

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2003               2002
                                                ----               ----

Publishing                                   $  4,972           $ 15,212
Television                                        227                355
Merchandising                                   7,035              7,441
Internet/Direct Commerce                       (8,252)            (7,384)
                                             --------           --------
Total before corporate charges                  3,982             15,624

Corporate charges                             (11,521)            (9,793)
                                             --------           --------
Income (loss) from continuing operations     $ (7,539)          $  5,831
                                             ========           ========



5.    Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. All prior period financial statements were restated to report the operations as a discontinued operation.

Total revenue for The Wedding List for the three months ended March 31, 2003 and 2002 was $0.6 million and $0.7 million, respectively. The operating loss before income tax benefit for the three months ended March 31, 2003 and 2002 was $0.3 million and $1.3 million, respectively.

6.    Supplemental cash flow information:

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                     2003                  2002
                                    ------                 -----
Cash paid for interest              $   13                  $ 59
Cash paid for income taxes           1,529                   633


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                2003             2002
                                                                                ----             ----
REVENUES
  Publishing                                                                $ 34,060           $ 43,095
  Television                                                                   6,615              6,711
  Merchandising                                                               10,328             11,075
  Internet/Direct Commerce                                                     7,019              7,078
                                                                            --------           --------
  TOTAL REVENUES                                                              58,022             67,959
                                                                            --------           --------
OPERATING COSTS AND EXPENSES
  Production, distribution and editorial                                      35,625             36,771
  Selling and promotion                                                       12,821             10,682
  General and administrative                                                  14,974             11,658
  Depreciation and amortization                                                2,141              3,017
                                                                            --------           --------
  TOTAL OPERATING COSTS AND EXPENSES                                          65,561             62,128
                                                                            --------           --------
OPERATING INCOME (LOSS)                                                       (7,539)             5,831
  Interest income, net                                                           402                490
                                                                            --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                                             (7,137)             6,321
  Income tax benefit (provision)                                               2,849             (2,593)
                                                                            --------           --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE  LOSS FROM
DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE            (4,288)             3,728
                                                                            --------           --------
Loss from discontinued operations, net of tax benefit                           (221)              (825)
                                                                            --------           --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   (4,509)             2,903

Cumulative effect of accounting change, net of tax benefit                      --               (3,137)
                                                                            --------           --------
NET LOSS                                                                    $ (4,509)          $   (234)
                                                                            ========           ========



Revenues. Total revenues decreased $9.9 million, or 14.6%, to $58.0 million for the quarter ended March 31, 2003, from $68.0 million for the quarter ended March 31, 2002. Publishing revenues decreased $9.0 million, or 21.0%, to $34.1 million for the quarter ended March 31, 2003, from $43.1 million for the quarter ended March 31, 2002. This decrease was primarily due to lower advertising revenues of $6.6 million, lower circulation revenues of $1.7 million and decreased revenues from our book business of $0.6 million. The decrease in advertising revenues resulted from lower advertising revenues in Martha Stewart Living magazine of $9.2 million as a result of fewer advertising pages and lower advertising rates, partially offset by increased advertising revenues of $2.6 million in our special interest publications consisting of $3.5 million of advertising revenues related to two issues of a new test publication, Everyday Food, partially offset by lower advertising pages and rates in other special interest publications.

The decrease in circulation revenues primarily resulted from lower newsstand and subscription revenues of $2.9 million from Martha Stewart Living magazine, partially offset by circulation revenues of $1.0 million from Everyday Food magazine. During the first quarter of 2003, the Company published three issues of Martha Stewart Living magazine (compared to three issues in the prior year's quarter), two issues of Everyday Food (compared to no issues in the prior year's quarter), one issue of Martha Stewart Baby (compared to one issue in the prior year's quarter) and one issue of Martha Stewart Kids (compared to no issue in the prior year's quarter). Television revenues decreased $0.1 million, or 1.4%, to $6.6 million for the quarter ended March 31, 2003, from $6.7 million for the quarter ended March 31, 2002. The decrease is due to a variety of factors, partially offset by higher cable revenues of $0.3 million due to additional cable television programming. Merchandising revenues decreased $0.8 million, or 6.7%, to $10.3 million for the quarter ended March 31, 2003, from $11.1 million for the quarter ended March 31, 2002, primarily as a result of lower royalties earned on sales of Martha Stewart Everyday branded products of $1.8 million due to store closings and same- store- sales declines at Kmart. The decrease was partially offset by the impact of a higher royalty rate under our agreement with Kmart of $0.7 million and higher royalties earned from sales of Martha Stewart Signature products of $0.7 million. Kmart recently emerged from bankruptcy. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and announced in January 2003 the closing of an additional 326 stores. The Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. The Company currently expects earned royalties, which are paid quarterly, to be below the annual minimum amount. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined. Internet/Direct Commerce revenues decreased $0.1 million, or 0.8%, to $7.0 million for the quarter ended March 31, 2003, from $7.1 million for the quarter ended March 31, 2002, due primarily to lower advertising revenues of $0.5 million, partially offset by higher product sales of $0.4 million resulting principally from higher catalog circulation, partially offset by lower catalog response rates and web traffic.

Production, distribution and editorial. Production, distribution and editorial expenses decreased $1.1 million, or 3.1%, to $35.6 million for the quarter ended March 31, 2003, from $36.8 million for the quarter ended March 31, 2002. Publishing segment costs decreased $0.5 million reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine primarily due to lower number of pages printed per issue, partially offset by higher costs associated with the increased frequency of interest publications. Television production and distribution costs decreased $0.3 million due to a variety of factors. Merchandising costs decreased $0.4 million, due to lower costs related to design projects. Internet/Direct Commerce costs were unchanged from the prior year's quarter, with higher catalog circulation and distribution costs of $1.6 million being offset by lower fulfillment and content costs.

Selling and promotion. Selling and promotion expenses increased $2.1 million, or 20.0%, to $12.8 million for the quarter ended March 31, 2003, from $10.7 million for the quarter ended March 31, 2002. Publishing segment costs increased $1.5 million, or 14.4%, resulting primarily from circulation acquisition costs relating to Everyday Food. Television segment costs increased $0.3 million, resulting primarily from higher marketing and promotion expenses related to the syndicated program.

General and administrative. General and administrative expenses increased $3.3 million, or 28.4%, to $15.0 million for the quarter ended March 31, 2002, from $11.7 million for the quarter ended March 31, 2002. Corporate costs increased $2.0 million, or 25.1%, principally resulting from higher legal expenses of $1.3 million primarily resulting from corporate matters associated with various investigations related to a personal sale of non-Company stock by the Company's Chairman and Chief Executive Officer and higher insurance costs of $0.8 million. Internet/Direct Commerce segment costs increased $1.0 million resulting from higher consulting fees of $0.7 million and severance costs of $0.5 million related to the restructuring of the segment, partially offset by lower compensation costs due to lower headcount.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 29.0%, to $2.1 million for the quarter ended March 31, 2003, from $3.0 million for the quarter ended March 31, 2002. The decrease is primarily due to lower depreciation associated with the Company's website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment.

Interest income, net. Interest income, net, was $0.4 million for the quarter ended March 31, 2003, compared with $0.5 million for the quarter ended March 31, 2002. Higher average cash balances throughout the quarter were more than offset by lower interest yields on cash and short-term investments.

Income tax benefit (provision). Income tax benefit for the quarter ended March 31, 2003 was $2.8 million, representing a 40% effective income tax rate, compared to an income tax provision of $2.6 million representing an effective income tax rate of 41.0% for the quarter ended March 31, 2002. The effective income tax rate in 2003 reflects the federal benefit of 35% associated with the Company's loss in the quarter, in addition to the tax benefit of foreign income taxes in the quarter. State tax benefits available to the Company resulting from the carry-back of losses to prior years is limited. Accordingly, the Company has not recognized any state tax benefit for the quarter ended March 31, 2003. Furthermore, no tax benefit has been assumed for state and local loss carry-forwards to future periods.

Loss from discontinued operations. Loss from discontinued operations was $0.2 million for the quarter ended March 31, 2003, compared to $0.8 million from the same operations for the quarter ended March 31, 2002. Discontinued operations represent the operations of The Wedding List, which the Company decided to discontinue in 2002.

Cumulative Effect Of Accounting Change. As part of the implementation of SFAS No. 142, the Company completed the initial impairment tests in the second quarter of 2002, with a January 1 effective date, which resulted in a charge of approximately $5.0 million ($3.1 million after taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment attributable to its 2001 acquisition of The Wedding List. The remaining intangible assets represent goodwill of the Publishing segment and its fair value exceeds the carrying value.

Net Loss. Net loss was ($4.5) million for the quarter ended March 31, 2003, compared to a net loss of ($0.2) million for the quarter ended March 31, 2002, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $119,257 and $131,664 and short-term investments were $47,286 and $47,286 at March 31, 2003 and December 31, 2002, respectively.

Cash flows used in operating activities were $12.1 million during the three months ended March 31, 2003, compared to cash provided by operating activities of $3.0 million during the three months ended March 31, 2002. Cash used in operating activities during the three months ended March 31, 2003 were primarily due to a net loss for the period of $4.5 million and changes in operating assets and liabilities of $9.9 million, partially offset by depreciation and amortization of $2.1 million. Cash used by changes in operating assets and liabilities during the quarter is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable. During the three months ended March 31, 2002, cash flows from operating activities resulted primarily from a non-cash charge of $3.1 million resulting from the cumulative effect of an accounting change resulting from the adoption of FAS No. 142 and depreciation and amortization of $3.1 million, partially offset by changes in operating assets and liabilities of $3.0 million and the net loss in the period. Cash used by changes in operating assets and liabilities during the three months ended March 31, 2002 is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable.

Cash flows used in investing activities were $0.3 million and $19.1 million during the three months ended March 31, 2003 and 2002, respectively. Cash flows used in investing activities in 2003 resulted from capital expenditures. Cash flows used in investing activities in 2002 resulted from increased short-term investments of $17.2 million and capital expenditures of $1.9 million.

Cash flows provided by financing activities for the three months ended March 31, 2002 of $1.7 million was due to proceeds received from the exercise of stock options.

We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of March 31, 2003, we had no outstanding borrowings under this facility.

We believe that our available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods.

We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, in our Publishing segment, the publication schedule of special interest publications can vary from quarter to quarter. Revenues and income from operations for the Television segment have historically tended to be higher in the fourth quarter due primarily to the broadcast of a holiday prime-time television special, however, no such special aired in 2002. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period although revenue in the fourth quarter of 2003 will likely be lower than revenue in the fourth quarter of 2002 due to a planned catalog circulation decline. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners and are generally paid on a quarterly basis. For the three month period ended March 31, 2003, the Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under the agreement with Kmart are computed on January 31st annually and are payable shortly thereafter. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined.

Inventory

Inventory, consisting of paper and product merchandise, is stated at the lower of cost or market. The Company has recorded a reserve for excess and obsolete product inventory, reducing inventory from cost to estimated market value, based upon historical experience and current market conditions. The reserve is adjusted regularly based upon actual results.

Television Production Costs

Television production costs are capitalized and amortized based upon estimates of future revenues to be received for the applicable television product. The Company bases its estimates on existing contracts for programs, historical advertising rates and ratings as well as market conditions. Estimated future revenues are adjusted regularly based upon actual results and changes in market and other conditions.

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

TRENDS AND UNCERTAINTIES

The United States Attorney's office and the Securities and Exchange Commission are investigating the sale of shares of stock owned in another company, ImClone Systems, by Martha Stewart, our Chairman and Chief Executive Officer, and certain related matters. Because our principal brand labels are closely associated with Ms. Stewart, we have seen, and expect to continue to see, substantial negative impacts on our business as a result of the uncertainty surrounding these ongoing investigations and associated negative publicity. Although it is difficult to quantify with any precision, we believe that, to date, the uncertainty and publicity surrounding these investigations have contributed to the following trends and uncertainties in our business: a decline in the circulation results and prospects of our magazines; a decrease in advertising revenues and a general uncertainty in our advertising sales prospects; a softness in response rates in our direct commerce business; and a slowdown in new business development and new partner initiatives. While we believe that a positive resolution to these investigations would have a positive impact on our business, and a negative resolution would have a negative impact on our business, we are unable to predict with any certainty the extent to which our business would be impacted in either event. In addition, the Company is incurring additional expenses, principally relating to corporate communications and corporate professional fees, associated with the ongoing investigations and related litigation.

Our Merchandising segment is highly dependent on Kmart Corporation, which has recently emerged from operating under Chapter 11 of the United States Bankruptcy Code. To the extent that Kmart is unable to successfully operate outside of Chapter 11, we would need to secure alternative domestic distribution for our Martha Stewart Everyday product lines. If such distribution of our products were not secured on comparable terms it would have a material adverse effect on our results of operations. In 2003, we expect our royalties based on actual product sales to be less than those guaranteed in our contract with Kmart. Because of the particular mechanics relating to the minimum guarantee amounts in the contract, it is impossible to ascertain at this time the exact amount that will be payable to us under that provision. However, the aggregate amount payable to us under the contract for the twelve-month period ending January 31, 2004 will be at least $47.5 million.

In March 2003, we commenced a restructuring of our Internet/Direct Commerce segment. We expect this restructuring will result in decreased revenues, costs and operating losses from this segment in 2003, although we cannot predict with certainty the extent and timing of these decreases.

For the television season that begins in September 2003, the Company has secured distribution in approximately 90% of the US television households. However, we expect license fees from the program to be lower than the prior season.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company's other officers (Gregory R. Blatt, Dora Braschi Cardinale, Sharon L. Patrick, Margaret Roach, Suzanne Sobel, Lauren Podlach Stanich, and Gael Towey (collectively, the "Individual Defendants")) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v. Martha Stewart Living Omnimedia, Inc. ( filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart's sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart's sale that were materially false and misleading. The plaintiffs allege that as a result of these false and misleading statements, the market price of the Company's stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorney's fees and costs, and further relief as determined by the court.

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation, filed on December 19, 2002 in New York State Supreme Court (the "Consolidated NY Derivative Litigation"); Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Acosta v. Stewart, filed on October 10, 2002 in the U.S. District Court for the Southern District of New York; and Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court. The Company's present directors and former director, John Doerr, are also named as defendants in Beam. The Company's present directors, Mr. Doerr, five of the Company's other officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. The Consolidated NY Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court.

All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart's reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart's actions have jeopardized the Company's intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart's affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company's payment of split dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally-owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm.

The plaintiffs in the Consolidated NY Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart's insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste.

The derivative actions seek damages in favor of the Company, attorneys' fees and costs, and further relief as determined by the court. Certain of the complaints also seek declaratory relief. The plaintiffs in the Consolidated NY Derivative Litigation further seek the creation of a committee or other administrative mechanism to address the alleged "corporate governance" issues raised in the complaints and to protect the Company's "cornerstone assets." The plaintiff in Richards further seeks injunctive relief in the form of attachment or other restriction of the proceeds of defendants' trading activities or other assets.

The Company has moved to dismiss (i) the Consolidated Class Action Complaint,
(ii) the Beam complaint, and (iii) the Consolidated NY Derivative Litigation. The motions with respect to the Consolidated Class Action Complaint and the Beam complaint are pending. In the Consolidated NY Derivative Litigation, the court granted the Company's motion to the extent that the action is stayed pending the making by plaintiffs of a proper pre-suit demand on the Company's board of directors or a determination by the federal district court in the Acosta litigation that such a demand would be futile. The Richards action has been stayed by stipulation pending resolution of the Beam motion to dismiss. The plaintiff in the Acosta action has been granted leave to file an amended complaint no later than June 5, 2003, which the Company may move to dismiss by July 7, 2003.

While still in their early stages, we believe the Company has substantial defenses to these actions.

ITEM 5. OTHER INFORMATION

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995 and Associated Risk Factors.

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company's actual results may differ materially from those projected in these statements, and factors that could cause such differences include prolonged and continued negative publicity relating to Martha Stewart; a loss of the services, or diminution in the reputation, of Martha Stewart; the effect on the Company of the uncertainty relating to the nature and timing of the resolution of the ongoing governmental investigations concerning a sale of non-Company stock by Martha Stewart and any adverse resolution of such investigations; adverse resolution of some or all of the Company's ongoing litigation; downturns in national and/or local economies; an inability to execute the restructuring of our Internet/Direct Commerce segment as planned; shifts in our business strategies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; and changes in government regulations affecting the Company's industries. Certain of these and other factors are discussed in more detail in other sections of this report, especially under the heading "Management's Discussion and Analysis."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
 Number         Exhibit Title
 ------         -------------

  99.1          Certification of Chief Executive Officer and Chief Financial Officer
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


(b) Reports on Form 8-K

    On April 30, 2003, the Company filed a Current Report on Form 8-K reporting its earnings for its fiscal first quarter ended March 31, 2003.

    On May 7, 2003, the Company filed a Current Report on Form 8-K providing a transcript of its earnings conference call held on April 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MARTHA STEWART LIVING OMNIMEDIA, INC.



Date:  May 15, 2003     By:                  /s/ James Follo
                            ----------------------------------------------------

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


Date: May 15, 2003



   /s/ Martha Stewart
------------------------------------
Chairman and Chief Executive Officer

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



Date: May 15, 2003



        /s/ James Follo
-------------------------------
Chief Financial Officer