Form 10-Q
period 2003-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2003-08-13
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                           YES [X]         NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class              Outstanding as of August 11, 2003
             Class A, $0.01 par value              19,459,545
             Class B, $0.01 par value              30,058,975
                                         _________________________________
                                Total              49,518,520
                                         =================================

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                                                Page
                                                                                                ----
Part I.           Financial information

                  Item 1.  Financial Statements                                                   3

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                            14

                  Item 4.  Controls and Procedures                                               22

Part II.          Other Information

                  Item 1.  Legal Proceedings                                                     22

                  Item 4.  Submission of Matters to a vote of Security Holders                   24

                  Item 6.  Exhibits and Reports on Form 8-K                                      24

                  Signatures                                                                     25

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                      June 30,      December 31,
                                                                                        2003            2002
                                                                                     ----------      ----------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                    $  125,487      $  131,664
        Short-term investments                                                           46,986          47,286
        Accounts receivable, net                                                         28,943          37,796
        Inventories, net                                                                  7,234           8,654
        Deferred television production costs                                              4,195           4,179
        Income taxes receivable                                                           2,932              --
        Deferred income taxes                                                             7,028           7,028
        Other current assets                                                              3,092           4,756
                                                                                     ----------      ----------

        TOTAL CURRENT ASSETS                                                            225,897         241,363
                                                                                     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, net                                                       27,730          31,288

INTANGIBLE ASSETS, net                                                                   44,257          44,257

DEFERRED INCOME TAXES                                                                     2,827           2,827

OTHER NONCURRENT ASSETS                                                                   4,466           4,807
                                                                                     ----------      ----------
        TOTAL ASSETS                                                                 $  305,177      $  324,542
                                                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                                     $   30,154          40,517
        Accrued payroll and related costs                                                 5,318           9,385
        Income taxes payable                                                                  -             323
        Current portion of deferred subscription income                                  25,148          24,932
                                                                                     ----------      ----------
        TOTAL CURRENT LIABILITIES                                                        60,620          75,157

DEFERRED SUBSCRIPTION INCOME                                                              6,465           7,715
OTHER NONCURRENT LIABILITIES                                                              4,685           5,035
                                                                                     ----------      ----------

        TOTAL LIABILITIES                                                                71,770          87,907

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares authorized; 19,459 and
        19,342 shares outstanding in 2003 and 2002, respectively                            195             194
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 30,059 and 30,295 outstanding in 2003 and 2002, respectively            301             303
     Capital in excess of par value                                                     181,612         181,629
     Unamortized restricted stock                                                          (624)           (993)
     Retained earnings                                                                   52,698          56,277
                                                                                     ----------      ----------
                                                                                        234,182         237,410
     Less: Class A treasury stock - 59 shares at cost                                      (775)           (775)
                                                                                     ----------      ----------
        TOTAL SHAREHOLDERS' EQUITY                                                      233,407         236,635
                                                                                     ----------      ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  305,177      $  324,542
                                                                                     ==========      ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                       -------------------------     -------------------------
                                                         2003            2002           2003           2002
                                                       ----------     ----------     ----------     ----------
REVENUES

      Publishing                                       $   39,617     $   47,323     $   73,678     $   90,417

      Television                                            6,588          7,249         13,203         13,960

      Merchandising                                        11,763         15,974         22,091         27,050

      Internet/Direct Commerce                              7,814          8,056         14,833         15,134
                                                       ----------     ----------     ----------     ----------
      TOTAL REVENUES                                       65,782         78,602        123,805        146,561
                                                       ----------     ----------     ----------     ----------

OPERATING COSTS AND EXPENSES

      Production, distribution and editorial               35,473         39,380         71,099         76,151

      Selling and promotion                                13,724         11,656         26,545         22,338

      General and administrative                           13,028         11,368         28,003         23,027

      Depreciation and amortization                         2,054          3,118          4,195          6,135
                                                       ----------     ----------     ----------     ----------
      TOTAL OPERATING COSTS AND EXPENSES                   64,279         65,522        129,842        127,651
                                                       ----------     ----------     ----------     ----------

OPERATING INCOME (LOSS)                                     1,503         13,080         (6,037)        18,910
      Interest income, net                                    395            568            797          1,058
                                                       ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                           1,898         13,648         (5,240)        19,968

      Income tax benefit (provision)                         (665)        (5,596)         2,184         (8,187)
                                                       ----------     ----------     ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE LOSS FROM DISCONTINUED OPERATIONS                    1,233          8,052         (3,056)        11,781

Loss from discontinued operations, net of tax
benefit                                                      (302)        (1,313)          (523)        (2,139)
                                                       ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                             931          6,739         (3,579)         9,642
                                                       ----------     ----------     ----------     ----------

Cumulative effect of accounting change, net
of tax benefit                                                  -              -              -         (3,137)
                                                       ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                      $      931     $    6,739     $   (3,579)    $    6,505
                                                       ==========     ==========     ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
              Condensed Consolidated Income Statements (continued)
               (unaudited, in thousands, except per share amounts)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED

    Income (loss) from continuing operations           $     0.02      $     0.16      $    (0.06)     $     0.24
                                                       ----------      ----------      ----------      ----------

    Loss from discontinued operations                       (0.01)          (0.03)          (0.01)          (0.04)
                                                       ----------      ----------      ----------      ----------

    Cumulative effect of accounting change                      -               -               -           (0.06)
                                                       ----------      ----------      ----------      ----------

    Net income (loss)                                  $     0.02      $     0.14      $    (0.07)     $     0.13
                                                       ----------      ----------      ----------      ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

    Basic                                                  49,488          49,166          49,560          48,968
                                                       ----------      ----------      ----------      ----------
    Diluted                                                49,627          49,373          49,560          49,147
                                                       ----------      ----------      ----------      ----------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2003
                            (unaudited, in thousands)

                           Class A             Class B        Capital in  Unamortized                   Class A
                         Common stock        Common stock      Excess of   Restricted   Retained     Treasury stock
                       Shares    Amount   Shares    Amount     Par Value     Stock      Earnings   Shares     Amount       Total
                       ------    ------   ------    ------    ----------  -----------   --------   ------     -------    ---------
Balance at January 1,
2003                   19,342    $  194   30,295    $  303    $ 181,629   $      (993)  $ 56,277      (59)    $ (775)    $ 236,635
Net loss for the
period                      -         -        -         -            -             -     (3,579)       -          -        (3,579)
Issuance of shares
for stock option
exercises                 132         1        -         -           83             -          -        -          -            84
Shares returned on
net treasury basis          -         -     (236)       (2)           2             -          -        -          -             -
Returned of
restricted stock          (15)        -        -         -         (102)          102          -        -          -             -
Amortization of
restricted stock            -         -        -         -            -           267          -        -          -           267
                       ------    ------   ------    ------    ---------   -----------   --------   ------     -------    ---------
Balance at June 30,
2003                   19,459    $  195   30,059    $  301    $ 181,612   $      (624)  $ 52,698      (59)    $ (775)    $ 233,407
                       ======    ======   ======    ======    =========   ===========   ========   ======     =======    =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   -----------------------
                                                                                      2003         2002
                                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $   (3,579)  $    6,505
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
        Cumulative effect of accounting change                                              -        3,137
        Depreciation and amortization                                                   4,195        6,135
        Amortization of restricted stock                                                  267            -
        Changes in operating assets and liabilities                                    (6,807)       1,927
                                                                                   ----------   ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (5,924)      17,704
                                                                                   ----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
        Capital expenditures                                                             (637)      (2,944)
        Purchases of short-term investments                                                 -      (35,475)
        Sales of short-term investments                                                   300       17,200
                                                                                   ----------   ----------

NET CASH USED IN INVESTING ACTIVITIES                                                    (337)     (21,219)
                                                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds received from stock option exercises                                      84        4,005
                                                                                   ----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  84        4,005
                                                                                   ----------   ----------

NET INCREASE (DECREASE) IN CASH                                                        (6,177)         490

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        131,664       68,076
                                                                                   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  125,487   $   68,566
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

f. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair value of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions for the three month periods ended June 30, :

                                2003             2002
                              -------          -------
risk-free interest rates         2.64%            5.12%

dividend yields                  zero             zero

expected volatility               139%             134%

expected option life          6 years          6 years

average fair market
value per option granted      $  9.16          $ 16.33

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net loss for the three and six month periods ended June 30, 2003 and 2002 were as follows:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------   ------------------------
                                                2003          2002         2003          2002
                                             ----------    ----------   ----------    ----------
Net income (loss), as reported               $      931    $    6,739   $   (3,579)   $    6,505
                                             ----------    ----------   ----------    ----------

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                3,955         3,639        7,906         7,278
                                             ----------    ----------   ----------    ----------

Pro forma net income (loss)                  $   (3,024)   $    3,100   $  (11,485)   $     (773)
                                             ==========    ==========   ==========    ==========

Income (loss) per share:
     Basic and diluted - as reported         $     0.02    $     0.14   $    (0.07)   $     0.13
     Basic and diluted - pro forma           $   ( 0.06)   $     0.06   $    (0.23)   $    (0.02)

2.       Inventories

The components of inventories are as follows:

                                              June 30,    December 31,
                                                2003          2002
                                             ----------    ----------
Paper                                        $    3,576    $    4,861
Product merchandise                               8,222         8,887
                                             ----------    ----------
                                                 11,798        13,748
Less: reserve for obsolete and
excess inventory                                  4,564         5,094
                                             ----------    ----------
                                             $    7,234    $    8,654
                                             ==========    ==========

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

4.        Industry segments

The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book, radio and newspaper businesses. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada and Japan. The Merchandising segment primarily consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners under Company trademarks in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, and the website marthastewart.com.

The following presents segment and consolidated financial information for the three and six month periods ended June 30, 2003 and 2002, including a reconciliation of operating income, a GAAP measure, and Operating Income before Depreciation and Amortization (OIDA), a non-GAAP measure. The Company believes OIDA is an appropriate measure when evaluating the operating performance of its business segments and the Company on a consolidated basis. OIDA is used externally by the Company's investors, analysts, and industry peers. OIDA is among the primary metrics used by management for planning and forecasting of future periods, and is considered an important indicator of the operational strength of the Company's businesses. The Company believes the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and makes it easier to compare the Company's results with other companies that have different capital structures or tax rates. The Company believes OIDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As OIDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. In order to reconcile OIDA to operating income, depreciation and amortization are added back to operating income.

                                             Three months ended June 30,
                                             ---------------------------
                                                   2003       2002
                                                   ----       ----
REVENUES
  Publishing                                    $ 39,617    $47,323
  Television                                       6,588      7,249
  Merchandising                                   11,763     15,974
  Internet/Direct Commerce                         7,814      8,056
                                                --------    -------
TOTAL REVENUES                                  $ 65,782    $78,602
                                                ========    =======

OPERATING INCOME
  Publishing                                    $  9,335    $16,530
  Television                                           2        937
  Merchandising                                    7,808     12,350
  Internet/ Direct Commerce                       (4,552)    (7,434)
                                                --------    -------
Operating Income before Corporate Overhead        12,593     22,383
  Corporate Overhead                             (11,090)    (9,303)
                                                --------    -------
TOTAL OPERATING INCOME                          $  1,503    $13,080
                                                ========    =======

DEPRECIATION AND AMORTIZATION
  Publishing                                    $     41    $    39
  Television                                         385        436
  Merchandising                                      168        158
  Internet/ Direct Commerce                          244        741
  Corporate Overhead                               1,216      1,744
                                                --------    -------
TOTAL DEPRECIATION AND AMORTIZATION             $  2,054    $ 3,118
                                                ========    =======

OPERATING INCOME (LOSS) BEFORE
   DEPRECIATION AND AMORTIZATION
  Publishing                                    $  9,376    $16,569
  Television                                         387      1,373
  Merchandising                                    7,976     12,508
  Internet/ Direct Commerce                       (4,308)    (6,693)
                                                --------    -------
Operating Income before Depreciation and
  Amortization before Corporate Overhead          13,431     23,757
                                                --------    -------
  Corporate Overhead                              (9,874)    (7,559)
                                                --------    -------
TOTAL OPERATING INCOME BEFORE
   DEPRECIATION AND AMORTIZATION                $  3,557    $16,198
                                                ========    =======

                                              Six months ended June 30,
                                              -------------------------
                                                   2003       2002
                                                --------    --------
REVENUES
  Publishing                                    $ 73,678  $ 90,417
  Television                                      13,203    13,960
  Merchandising                                   22,091    27,050
  Internet/Direct Commerce                        14,833    15,134
                                                --------  --------
TOTAL REVENUES                                  $123,805  $146,561
                                                ========  ========

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                                2003      2002
                                                                              -------    -------
OPERATING INCOME (LOSS)
  Publishing                                                                 $ 14,306   $ 31,742
  Television                                                                      229      1,293
  Merchandising                                                                14,842     19,790
  Internet/ Direct Commerce                                                   (12,804)   (14,819)
                                                                             --------   --------
Operating Income before Corporate Overhead                                     16,573     38,006
   Corporate Overhead                                                         (22,610)   (19,096)
                                                                             --------   --------
TOTAL OPERATING INCOME (LOSS)                                                $ (6,037)  $ 18,910
                                                                             ========   ========
DEPRECIATION AND AMORTIZATION
  Publishing                                                                 $     82   $     79
  Television                                                                      779        869
  Merchandising                                                                   337        317
  Internet/ Direct Commerce                                                       491      1,377
  Corporate Overhead                                                            2,506      3,493
                                                                             --------   --------
TOTAL DEPRECIATION AND AMORTIZATION                                          $  4,195   $  6,135
                                                                             ========   ========

OPERATING INCOME (LOSS) BEFORE
   DEPRECIATION AND AMORTIZATION
  Publishing                                                                 $ 14,388   $ 31,821
  Television                                                                    1,008      2,162
  Merchandising                                                                15,179     20,107
  Internet/ Direct Commerce                                                   (12,313)   (13,442)
                                                                             --------   --------
Operating Income before Depreciation and Amortization
  before Corporate Overhead                                                    18,262     40,648
                                                                             --------   --------

  Corporate Overhead                                                          (20,104)   (15,603)
                                                                             --------   --------
TOTAL OPERATING INCOME (LOSS) BEFORE
   DEPRECIATION AND AMORTIZATION                                             $ (1,842)  $ 25,045
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

Summary operating results for The Wedding List were as follows:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                  ---------------------       ----------------------
                                                    2003         2002          2003           2002
                                                  -------       -------       -------       -------
Revenues                                          $     -       $   510       $   580       $ 1,250
                                                  -------       -------       -------       -------
Operating loss before income tax benefit             (464)       (2,225)         (804)       (3,511)
                                                  -------       -------       -------       -------
Loss from discontinued operations, net of
tax benefit                                       $  (302)      $(1,313)      $  (523)      $(2,139)
                                                  =======       =======       =======       =======

6.    Supplemental cash flow information:

                                  Three Months Ended          Six Months Ended
                                       June 30,                    June 30,
                                  -----------------         ---------------------
                                  2003        2002           2003           2002
                                  -----      ------         ------         ------
Cash paid for interest              -        $   40         $   15         $   99
Cash paid for income taxes          -        $3,597         $1,529         $4,229

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30,
2002

                                                    Three Months Ended
                                                         June 30,
                                                   --------------------
                                                     2003        2002
                                                   --------    --------
REVENUES
      Publishing                                   $ 39,617    $ 47,323
      Television                                      6,588       7,249
      Merchandising                                  11,763      15,974
      Internet/Direct Commerce                        7,814       8,056
                                                   --------    --------
TOTAL REVENUES                                       65,782      78,602
                                                   --------    --------

OPERATING COSTS AND EXPENSES
      Production, distribution and editorial         35,473      39,380
      Selling and promotion                          13,724      11,656
      General and administrative                     13,028      11,368
      Depreciation and amortization                   2,054       3,118
                                                   --------    --------

TOTAL OPERATING COSTS AND EXPENSES                   64,279      65,522
                                                   --------    --------

OPERATING INCOME                                      1,503      13,080
      Interest income, net                              395         568
                                                   --------    --------
INCOME BEFORE INCOME TAXES                            1,898      13,648
      Income tax provision                             (665)     (5,596)
                                                   --------    --------
Income from continuing operations
before loss from discontinued operations              1,233       8,052
                                                   --------    --------

Loss from discontinued operations, net of tax
benefit                                                (302)     (1,313)
                                                   --------    --------

NET INCOME                                         $    931    $  6,739
                                                   ========    ========

 Revenues. Total revenues decreased $12.8 million, or 16.3%, to $65.8 million for the quarter ended June 30, 2003, from $78.6 million for the quarter ended June 30, 2002. Publishing revenues decreased $7.7 million, or 16.3%, to $39.6 million for the quarter ended June 30, 2003, from $47.3 million for the quarter ended June 30, 2002. This decrease was primarily due to lower advertising revenues of $6.1 million, and lower circulation revenues of $1.5 million. The decrease in advertising revenues resulted primarily from fewer advertising pages and lower advertising rates in Martha Stewart Living magazine, as well as lower advertising revenues from Special Interest Publications, partially offset by advertising revenues related to a new publication, Everyday Food, and to the publication of an additional issue of Martha Stewart Weddings in the quarter. The decrease in circulation revenues primarily resulted from lower newsstand and subscription revenues from Martha Stewart Living magazine, in addition to lower newsstand revenue from our Special Interest Publications, partially offset by circulation revenue from Everyday Food and the additional issue of Martha Stewart Weddings. Television revenues decreased $0.7 million, or 9.1%, to $6.6 million for the quarter ended June 30, 2003, from $7.2 million for the quarter ended June 30, 2002. The decrease is primarily attributable to lower syndicated advertising revenue resulting primarily from lower ratings from our syndicated daily program. Additionally, the loss of the company's airtime on CBS The Early Show contributed to an additional $0.2 million decline. Merchandising revenues decreased $4.2 million, or 26.4%, to $11.8 million for the quarter ended June 30, 2003, from $16.0 million for the quarter ended June 30, 2002, primarily as a result of lower sales of Martha Stewart Everyday branded products at Kmart, resulting in a decrease in royalty revenue of $4.5 million principally due to store closings, the elimination of certain product offerings in the Martha Stewart Everyday Garden Line at Kmart and lower same store sales, partially offset by an increase in our royalty rate. The royalty rate under our agreement with Kmart increased 9% on February 1, 2003. Royalty revenues from sales of products at Zellers in Canada declined $0.3 million in the current years quarter, as the agreement with Zellers expired on January 31, 2003. In September 2003, we will begin selling Martha Stewart Everyday products in Canada through an agreement with Sears Canada. These decreases were partially offset by an increase in royalties of $0.5 million earned from sales of Martha Stewart Signature products. Kmart emerged from bankruptcy on May 6th, 2003. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and an additional 316 stores in 2003. The Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. The Company currently expects earned royalties, which are paid quarterly, to be below the annual minimum amount. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined. Internet/Direct Commerce revenues decreased $0.2 million, or 3.0%, to $7.8 million for the quarter ended June 30, 2003, from $8.1 million for the quarter ended June 30, 2002. Lower advertising revenue of $0.8 million, was partially offset by higher commerce sales of $0.5 million resulting principally from higher catalog circulation and marketing spending.

Magazine Publication Schedule

                                      Second Quarter 2003                    Second Quarter 2002
------------------------------------------------------------------------------------------------
Martha Stewart Living                    Three Issues                           Three Issues
Martha Stewart Weddings                  Two Issues                             One Issue
Everyday Food                            Two Issues                             No Issue
Special Interest Publications            Two Issues                             Two Issues

Production, distribution and editorial. Production, distribution and editorial expenses decreased $3.9 million, or 9.9%, to $35.5 million for the quarter ended June 30, 2003, from $39.4 million for the quarter ended June 30, 2002. Publishing segment costs decreased $1.9 million reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine primarily due to lower number of pages printed per issue, partially offset by costs associated with the publication of two issues of Everyday Food and an additional issue of Martha Stewart Weddings. Internet/Direct Commerce costs decreased $2.3 million, reflecting lower fulfillment costs of $0.8 million, lower product costs of $1.5 million, lower technology and content creation costs of $0.4 million, and lower product development and creative costs of $0.3 million, offset by higher catalog production costs of $0.9 million.

Selling and promotion. Selling and promotion expenses increased $2.1 million, or 17.7%, to $13.7 million for the quarter ended June 30, 2003, from $11.7 million for the quarter ended June 30, 2002. Publishing segment costs increased $0.9 million, or 8.8%, resulting primarily from higher circulation acquisition costs relating to Everyday Food, partially offset by lower spending related to Martha Stewart Living. Corporate costs increased $0.6 million as a result of media spending associated with a corporate advertising program. Television segment costs increased $0.2 million, resulting primarily from higher marketing and promotion expenses related to the syndicated program.

General and administrative. General and administrative expenses increased $1.7 million, or 14.6%, to $13.0 million for the quarter ended June 30, 2003, from $11.4 million for the quarter ended June 30, 2002. Corporate costs increased $1.7 million, or 22.6%, principally resulting from higher legal expenses of

$0.8 million primarily resulting from corporate matters associated with various investigations related to a personal sale of non-Company stock by Martha Stewart, a Director of the Company and it's Chief Creative Officer, and related corporate litigation and higher insurance costs of $0.8 million. Internet/Direct Commerce segment costs decreased $0.5 million primarily as result of lower headcount.

Depreciation and amortization. Depreciation and amortization decreased $1.1 million, or 34.1%, to $2.1 million for the quarter ended June 30, 2003, from $3.1 million for the quarter ended June 30, 2002. The decrease is primarily due to lower depreciation associated with the Company's website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment.

Interest income, net. Interest income, net, was $0.4 million for the quarter ended June 30, 2003, compared with $0.6 million for the quarter ended June 30, 2002. Higher average cash balances throughout the quarter were more than offset by lower interest yields on cash and short-term investments.

Income tax benefit (provision). Income tax provision for the quarter ended June 30, 2003 was $0.7 million, representing a 35% effective income tax rate, compared to an income tax provision of $5.6 million representing an effective income tax rate of 41.0% for the quarter ended June 30, 2002. The effective income tax rate in the current quarter of 2003 reflects the federal tax rate of 35%, without giving benefit to state income tax carry-backs. State income tax benefits available to the Company resulting from the carry-back of losses to prior years is limited. Accordingly, the Company has not recognized any state tax benefit for the quarter ended June 30, 2003. Furthermore, no tax benefit has been assumed for state and local loss carry-forwards to future periods.

Loss from discontinued operations. Loss from discontinued operations was $0.3 million (net of tax) for the quarter ended June 30, 2003, compared to $1.3 million (net of tax) from the same operations for the quarter ended June 30, 2002. Discontinued operations represent the operations of the Wedding List, which the Company discontinued in 2002. The current period expenses are primarily facility related.

Net Income. Net Income was $0.9 million for the quarter ended June 30, 2003, compared to a net income of $6.7 million for the quarter ended June 30, 2002, as a result of the above mentioned factors.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

                                                   2003         2002
                                                ---------    ---------
REVENUES
      Publishing                                $  73,678    $  90,417
      Television                                   13,203       13,960
      Merchandising                                22,091       27,050
      Internet/Direct Commerce                     14,833       15,134
                                                ---------    ---------
TOTAL REVENUES                                    123,805      146,561
                                                ---------    ---------

OPERATING COSTS AND EXPENSES

      Production, distribution and editorial       71,099       76,151
      Selling and promotion                        26,545       22,338
      General and administrative                   28,003       23,027
      Depreciation and amortization                 4,195        6,135
                                                ---------    ---------

TOTAL OPERATING COSTS AND EXPENSES                129,842      127,651
                                                ---------    ---------

OPERATING INCOME (LOSS)                            (6,037)       18,910
      Interest income, net                            797        1,058
                                                ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                  (5,240)      19,968
      Income tax benefit (provision)                2,184       (8,187)
                                                ---------    ---------
Income (loss) from continuing operations
before loss from discontinued operations
and cumulative effect of accounting change         (3,056)      11,781
                                                ---------    ---------

Loss from discontinued operations, net of tax
benefit                                              (523)      (2,139)
                                                ---------    ---------
Income (loss) before cumulative effect of
accounting change                                  (3,579)       9,642

Cumulative effect of accounting change, net
of tax benefit                                          -       (3,137)
                                                ---------    ---------

NET INCOME (LOSS)                               $  (3,579)   $   6,505
                                                =========    =========

Revenues. Total revenues decreased $22.8 million, or 15.5%, to $123.8 million for the six months ended June 30, 2003, from $146.6 million for the six months ended June 30, 2002. Publishing revenues decreased $16.7 million, or 18.5%, to $73.7 million for the six months ended June 30, 2003, from $90.4 million for the six months ended June 30, 2002. This decrease was primarily due to lower advertising revenues of $12.7 million, lower circulation revenues of $3.2 million and decreased revenues from our book business of $0.8 million. The decrease in advertising revenue resulted primarily from fewer advertising pages and lower advertising rates in Martha Stewart Living magazine, as well as lower advertising revenues from Special Interest Publications, partially offset by advertising revenues related to a new publication, Everyday Food and the publication of an additional issue of Martha Stewart Weddings. The decrease in circulation revenues primarily resulted from lower newsstand and subscription revenues from Martha Stewart Living magazine, partially offset by circulation revenues from Everyday Food magazine and an additional issue of Martha Stewart Weddings. Television revenues decreased $0.8 million, or 5.4%, to $13.2 million for the six months ended June 30, 2003, from $14.0 million for the six months ended June 30, 2002. The decrease is primarily attributable to lower syndicated advertising revenue of $0.5 million resulting primarily from lower ratings from our syndicated daily program as well as lower licensing fees from our syndicated daily program of $0.3 million. Additionally, the loss of the company's airtime on CBS The Early Show contributed to an additional $0.4 million decline. This reduction was partially offset by higher cable revenues of $0.5 million due to additional cable television programming. Merchandising revenues decreased $5.0 million, or 18.3%, to $22.1 million for the six months ended June 30, 2003, from $27.1 million for the six months ended June 30, 2002, primarily as a result of lower sales of Martha Stewart Everyday branded products at Kmart resulting in a decrease in royalty revenue of $5.6 million, principally due to store closings, the elimination of certain product offerings in the Martha Stewart Everyday Garden Line at Kmart and lower same store sales, partially offset by an increase in royalty rate in the current period. The royalty rate under our agreement with Kmart increased 9% on February 1, 2003. Royalty revenues from sales of products at Zellers in Canada declined $0.6 million in the current period, as the agreement with Zellers expired on January 31, 2003. In September 2003, we will begin selling Martha Stewart Everyday products in Canada through an agreement with Sears Canada. These decreases were partially offset by an increase in royalties of $1.2 million earned from sales of Martha Stewart Signature products. Kmart emerged from bankruptcy on May 6th, 2003. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and an additional 316 stores in 2003. The Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. The Company currently expects earned royalties, which are paid quarterly, to be below the annual minimum amount. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined. Internet/Direct Commerce revenues decreased $0.3 million, or 2.0%, to $14.8 million for the six months ended June 30, 2003, from $15.1 million for the six months ended June 30, 2002. Lower advertising revenue in the segment of $1.3 million was partially offset by higher commerce sales of $1.1 million, resulting principally from higher catalog circulation and marketing spending.

Magazine Publication Schedule

                                       First Half 2003                        First Half 2002
---------------------------------------------------------------------------------------------
Martha Stewart Living                    Six Issues                             Six Issues
Martha Stewart Weddings                  Two Issues                             One Issue
Everyday Food                            Four Issues                            No Issues
Special Interest Publications            Four Issues                            Three Issues

Production, distribution and editorial. Production, distribution and editorial expenses decreased $5.1 million, or 6.6%, to $71.1 million for the six months ended June 30, 2003, from $76.2 million for the six months ended June 30, 2002. Publishing segment costs decreased $2.4 million reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine primarily due to lower number of pages printed per issue, partially offset by the additional costs associated with the addition of four issues of Everyday Food, and an incremental issue of Martha Stewart Weddings, as well as lower costs of $0.7 million associated with our book business. Internet/Direct Commerce costs decreased $2.4 million, reflecting lower fulfillment costs of $1.7 million, lower product costs of $1.4 million and lower technology and content creation costs of $1.1 million and lower product development and creative of $0.4 million, offset by higher catalog production costs of $2.5 million.

Selling and promotion. Selling and promotion expenses increased $4.2 million, or 18.8%, to $26.5 million for the six months ended June 30, 2003, from $22.3 million for the six months ended June 30, 2002. Publishing segment costs increased $2.4 million, or 11.6%, resulting primarily from circulation acquisition costs relating to Everyday Food partially offset by lower spending related to Martha Stewart Living magazine. Television segment costs increased $0.6 million, resulting primarily from higher marketing and promotion expenses related to the syndicated program. Corporate costs increased $0.7 million as a result of media spending relating to a corporate advertising program.

General and administrative. General and administrative expenses increased $5.0 million, or 21.6 %, to $28.0 million for the six months ended June 30, 2003, from $23.0 million for the six months ended June 30, 2002. Corporate costs increased $3.7 million, or 23.9%, principally resulting from higher legal expenses of $2.0 million primarily resulting from corporate matters associated with various investigations related to a personal sale of non-Company stock by Martha Stewart, a Director of the Company and its Chief Creative Officer, and related corporate litigation, and higher insurance costs of $1.6 million. Publishing segment costs increased $0.6 million primarily due to losses related to our Japanese publishing venture. Internet/Direct Commerce segment costs increased $0.5 million mainly resulting primarily from higher consulting fees.

Depreciation and amortization. Depreciation and amortization decreased $1.9 million, or 31.6%, to $4.2 million for the six months ended June 30, 2003, from $6.1 million for the six months ended June 30, 2002. The decrease is primarily due to lower depreciation associated with the Company's website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment.

Interest income, net. Interest income, net, was $0.8 million for the six months ended June 30, 2003, compared with $1.1 million for the six months ended June 30, 2002. Higher average cash balances throughout the six months were more than offset by lower interest yields on cash and short-term investments.

Income tax benefit (provision). Income tax benefit for the six months ended June 30, 2003 was $2.2 million, representing a 42% effective income tax rate, compared to an income tax provision of $8.2 million representing an effective income tax rate of 41.0% for the six months ended June 30, 2002. The effective income tax rate in 2003 reflects the federal benefit of 35% associated with the Company's loss in the six months, in addition to the tax benefit of foreign income taxes in the six months. State tax benefits available to the Company resulting from the carry-back of losses to prior years is limited. Accordingly, the Company has not recognized any state tax benefit for the six months ended June 30, 2003. Furthermore, no tax benefit has been assumed for state and local loss carry-forwards to future periods.

Loss from discontinued operations. Loss from discontinued operations was $0.5 million for the six months ended June 30, 2003, compared to $2.1 million from the same operations for the six months ended June 30, 2002. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Cumulative Effect Of Accounting Change. As part of the implementation of SFAS No. 142, the Company completed the initial impairment tests in the second quarter of 2002, with a January 1 2002 effective date, which resulted in a charge of approximately $5.0 million ($3.1 million after taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment attributable to its 2001 acquisition of The Wedding List. The remaining intangible assets represent goodwill of the Publishing segment and its fair value exceeds the carrying value.

Net Loss. Net loss was ($3.6) million for the six months ended June 30, 2003, compared to a net income of $6.5 million for the six months ended June 30, 2002, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $125,487 and $131,664 and short-term investments were $46,986 and $47,286 at June 30, 2003 and December 31, 2002, respectively.

Cash flows used in operating activities were $5.9 million during the six months ended June 30, 2003, compared to cash provided by operating activities of $17.7 million during the six months ended June 30, 2002. Cash used in operating activities during the six months ended June 30, 2003 were primarily due to a net loss for the period of $3.6 million and changes in operating assets and liabilities of $6.8 million, partially offset by depreciation and amortization of $4.2 million. Cash used by changes in operating assets and liabilities during the period is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable. During the six months ended June 30, 2002, cash flows from operating activities of $17.7 million resulted primarily from net income in the period increased by non-cash charges for depreciation and amortization, the write-off of goodwill resulting from the adoption of FAS No. 142 and accrued losses related to discontinued operations.

Cash flows used in investing activities were $0.3 million and $21.2 million during the six months ended June 30, 2003 and 2002, respectively. Cash flows used in investing activities in 2003 resulted from capital expenditures offset by the sale of short-term investments. Cash flows used in investing activities in 2002 resulted from a net increase in short-term investments of $18.3 million and capital expenditures of $2.9 million and the purchase of short-term securities.

Cash flows provided by financing activities for the six month periods ended June 30, 2003 and 2002 were $0.1 and $4.0 million, respectively, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of June 30, 2003, we had no outstanding borrowings under this facility.

We believe that our available cash balances together any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, in our Publishing segment, the publication schedule of special interest publications can vary from quarter to quarter. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period, although revenue in the fourth quarter of 2003 will likely be lower than revenue in the fourth quarter of 2002, due to a planned catalog circulation decline. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we expect to record the difference between royalties paid by Kmart and the minimum contractual amounts due under the contract in the fourth quarter of 2003, when such amount can be determined.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners and are generally paid on a quarterly basis. For the six month period ended June 30, 2003, the Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under the agreement with Kmart are computed on January 31st annually and are payable shortly thereafter. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined.

Inventory

Inventory, consisting of paper and product merchandise, is stated at the lower of cost or market. The Company has recorded a reserve for excess and obsolete product inventory, reducing inventory from cost to estimated market value, based upon historical experience and current market conditions. The reserve is evaluated regularly based upon actual results and adjusted accordingly.

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

Long-Lived Assets

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

TRENDS, RISKS AND UNCERTAINTIES

On June 4, 2003, a federal grand jury in the Southern District of New York indicted Martha Stewart, then the Company's Chairman and Chief Executive Officer, on charges of obstruction of an agency proceeding, making false statements to federal investigators, conspiracy, and securities fraud. That same day, the Securities and Exchange Commission ("SEC") filed a civil complaint against Ms. Stewart, in the United States District Court for the Southern District of New York, alleging violations of federal securities law. The charges in the indictment and the SEC civil action relate to a sale by Ms. Stewart of non-Company stock and her alleged conduct during the subsequent investigations. Following the indictment, Ms. Stewart resigned her positions as Chairman and Chief Executive Officer, but retained her roles as a director and the Company's Chief Creative Officer. A trial on the criminal charges against Ms. Stewart currently is scheduled to begin on January 12, 2004 in the Southern District of New York. The SEC action has been stayed until further order of the court.

Since June 2002, public disclosure of various governmental investigations into this stock sale, including an investigation by a committee of the United States Congress, has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand labels are closely associated with Ms. Stewart, we have seen since June 2002 substantial negative impacts on our business as a result of the uncertainty surrounding the resolution of these legal proceedings and associated negative publicity. Although it is difficult to quantify with any precision, we believe that, to date, the uncertainty and publicity surrounding these matters have contributed substantially to the following trends and uncertainties our business has experienced since June 2002: a decline in the circulation results and prospects of our magazines; a decrease in advertising revenues and a general uncertainty in our advertising sales prospects; a softness in response rates in our direct commerce business; and a slowdown in new business development and new partner initiatives. In addition, the Company is incurring additional expenses, principally relating to corporate communications and corporate professional fees, associated with the matter. We believe that the uncertainty and negative publicity surrounding the criminal trial will continue to substantially impact our business at least until the resolution of the proceeding. While we believe that a positive resolution to the proceeding would have a significant positive impact on our business, and a negative resolution would have a further negative impact on our business, we are unable to predict with any certainty the extent to which our business would be impacted in either event.

Our Merchandising segment is highly dependent on Kmart Corporation, which has recently emerged from operating under Chapter 11 of the United States Bankruptcy Code. To the extent that Kmart is unable to successfully operate outside of Chapter 11, we would need to secure alternative domestic distribution for our Martha Stewart Everyday product lines. If such distribution of our products were not secured on comparable terms it would have a material adverse effect on our results of operations. In 2003, we expect our royalties based on actual product sales to be less than those guaranteed in our contract with Kmart. Because of the particular mechanics relating to the calculation of the minimum guarantee amounts in the contract, it is impossible to ascertain at this time the exact amount that will be payable to us under that provision. However, the aggregate amount payable to us under the contract for the twelve-month period ending January 31, 2004 will be at least $47.5 million.

In March 2003, we commenced a restructuring of our Internet/Direct Commerce segment. We expect this restructuring will result in decreased revenues, costs and operating losses from this segment in 2003, although we cannot predict with certainty the extent and timing of these decreases.

For the television season that begins in September 2003, the Company has secured distribution for the Martha Stewart Living syndicated program in over 80% of U.S. television households, however, at significantly lower aggregate license fees. Additionally, there can be no assurance that we will be able to sustain historical levels of license fees from other programming in the segment. Accordingly, we expect to incur moderate losses in this segment during the next twelve months.

In light of the continuing uncertainties relating to our businesses during this period and the evolving marketplace reactions to Ms. Stewart's legal situation, we are constantly evaluating all aspects of our business and cost structure to endeavor to achieve the appropriate balance between short-term profitability and long-term shareholder value.

We have included in this Quarterly Report certain "forward looking statements" as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company's actual results may differ materially from those projected in these statements, and factors that could cause such differences include further adverse reaction to the prolonged and continued negative publicity relating to Martha Stewart by consumers, advertisers and business partners; a loss of the services, or diminution in the reputation, of Ms. Stewart; further adverse reaction by the Company's consumers, advertisers and business partners to the uncertainty relating to the nature of the resolution of the criminal and civil proceedings pending against Ms. Stewart concerning a sale of non-Company stock by Ms. Stewart and any adverse resolution of such proceedings; adverse resolution of some or all of the Company's ongoing litigation; downturns in national and/or local economies; an inability to execute the restructuring of our Internet/Direct Commerce segment as planned; shifts in our business strategies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; and changes in government regulations affecting the Company's industries. Certain of these and other factors are discussed in more detail in other parts of this report, especially in this section, "Management's Discussion and Analysis".

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company's other officers (Gregory R. Blatt, Dora Braschi Cardinale, Sharon L. Patrick, Margaret Roach, Suzanne Sobel, Lauren Podlach Stanich, and Gael Towey (collectively, the "Individual Defendants")) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002),

Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v Martha Stewart Living Omnimedia, Inc. (filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart's sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart's sale that were materially false and misleading. The plaintiffs allege that as a result of these false and misleading statements, the market price of the Company's stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorney's fees and costs, and further relief as determined by the court.

The Company has also been named as a nominal defendant in five derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation, filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Acosta v. Stewart, filed on October 10, 2002 in the U.S. District Court for the Southern District of New York; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on May 30, 2003 in the U.S. District Court for the Southern District of New York. Arthur Martinez, Darla Moore, Jeffrey Ubben and Sharon Patrick, each directors of the Company, and John Doerr and Naomi Seligman, each former directors of the Company (collectively, the "Director Defendants"), are also named as defendants in Beam. The Director Defendants and five of the Company's officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. Mr. Martinez, Ms. Moore, Ms. Patrick, Ms. Seligman and Mr. Ubben are also named as defendants in Sargent. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v.Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court.

All five derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart's reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart's actions have jeopardized the Company's intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart's affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company's payment of split dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally-owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart's insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste. The plaintiff in Sargent further alleges that the directors breached their fiduciary duties by failing to take appropriate action to address Stewart's wrongdoing.

The derivative actions seek damages in favor of the Company, attorneys' fees and costs, and further relief as determined by the court. Certain of the complaints also seek declaratory relief. The plaintiffs in the Shareholder Derivative Litigation and Sargent further seek the creation of a committee or other administrative mechanism to address the alleged "corporate governance" issues raised in the complaints and to protect the Company's "cornerstone assets." The plaintiff in Richards further seeks injunctive relief in the form of attachment or other restriction of the proceeds of defendants' trading activities or other assets.

On May 19, 2003, the Company's motion to dismiss the Consolidated Class Action Complaint was denied, and discovery in that action is ongoing. On April, 17, 2003, the Company's motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs' submission of a demand to initiate litigation on the Company's Board or a determination in the Acosta action that such a demand is excused. The plaintiffs in the Sargent and Acosta actions have indicated their intent to consolidate their complaints into a single consolidated derivative complaint. The Company has moved to dismiss the Beam complaint, and a decision on that motion is pending. The Richards action has been stayed pending resolution of the Beam motion to dismiss.

While still in their early stages, we believe the Company has substantial defenses to these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      We held our 2003 Annual Meeting of Stockholders on June 3, 2003.

         (b) The following matter was acted upon at the meeting by holders of Class A Common Stock and Class B Common Stock voting as one class for the election of directors to hold office until our next annual meeting. The vote on this matter was as follows:

                                                                      BROKER
                               FOR             VOTE WITHHELD         NON-VOTES
                           -----------         -------------         ---------
Arthur C. Martinez         317,423,946            181,552                0
Darla D. Moore             317,476,579            128,919                0
Sharon L. Patrick          317,481,833            123,665                0
Naomi O. Seligman          317,476,051            129,447                0
Martha Stewart             317,451,868            153,630                0
Jeffrey W. Ubben           317,431,078            174,420                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number                               Exhibit Title
-------        -----------------------------------------------------------------
31.1           Certification of Chief Executive Officer

31.2           Certification of Chief Financial Officer

32             Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350)

(b)      Reports on Form 8-K

         On August 11, 2003, the Company filed a Current Report on Form 8-K reporting its earnings for its fiscal second quarter ended June 30, 2003.

         On August 13, 2003, the Company filed a Current Report on Form 8-K providing a transcript of its second quarter earnings conference call held on August 11, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MARTHA STEWART LIVING OMNIMEDIA, INC.

Date: August 13, 2003          By:                /s/ James Follo
                                       --------------------------------------

                               Name:  James Follo
                               Title: Executive Vice President, Chief Financial
                                      Officer