Form 10-Q
period 2003-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2003-11-14
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 YES [X]        NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                        Class                        Outstanding as of November 10, 2003

             Class A, $0.01 par value                          19,562,402
             Class B, $0.01 par value                          30,058,975
                                                               ----------
                                            Total              49,621,377
                                                               ==========

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                           Page
                                                                           ----
Part I.    Financial information

           Item 1.   Financial Statements                                    3

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             13

           Item 4.   Controls and Procedures                                22

Part II.   Other Information

           Item 1.   Legal Proceedings                                      22

           Item 6.   Exhibits and Reports on Form 8-K                       24

           Signatures                                                       25

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                  September 30,   December 31,
                                                                                     2003             2002
                                                                                   ---------       ---------
ASSETS                                                                            (unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                 $ 141,666       $ 131,664
         Short-term investments                                                       33,730          47,286
         Accounts receivable, net                                                     25,958          37,796
         Inventories, net                                                              9,666           8,654
         Deferred television production costs                                          4,060           4,179
         Income taxes receivable                                                       5,334              --
         Deferred income taxes                                                         7,028           7,028
         Other current assets                                                          5,874           4,756
                                                                                   ---------       ---------
         TOTAL CURRENT ASSETS                                                        233,316         241,363
                                                                                   ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, net                                                    26,217          31,288

INTANGIBLE ASSETS, net                                                                44,257          44,257

DEFERRED INCOME TAXES                                                                  2,827           2,827

OTHER NONCURRENT ASSETS                                                                4,575           4,807
                                                                                   ---------       ---------
         TOTAL ASSETS                                                              $ 311,192       $ 324,542
                                                                                   =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                  $  38,290       $  40,517
         Accrued payroll and related costs                                             9,243           9,385
         Income taxes payable                                                             --             323
         Current portion of deferred subscription income                              22,744          24,932
                                                                                   ---------       ---------
         TOTAL CURRENT LIABILITIES                                                    70,277          75,157
DEFERRED SUBSCRIPTION INCOME                                                           6,653           7,715
OTHER NONCURRENT LIABILITIES                                                           4,454           5,035
                                                                                   ---------       ---------
            TOTAL LIABILITIES                                                         81,384          87,907
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Class A common stock, $.01 par value, 350,000 shares authorized; 19,517 and 19,342 shares outstanding in 2003
         and 2002, respectively                                                          195             194
      Class B common stock, $.01 par value, 150,000 shares
         authorized; 30,059 and  30,295 outstanding in 2003 and 2002,
         respectively                                                                    301             303
      Capital in excess of par value                                                 181,705         181,629
      Unamortized restricted stock                                                      (480)           (993)
      Retained earnings                                                               48,862          56,277
                                                                                   ---------       ---------
                                                                                     230,583         237,410
      Less: Class A treasury stock - 59 shares at cost                                  (775)           (775)
                                                                                   ---------       ---------
            TOTAL SHAREHOLDERS' EQUITY                                               229,808         236,635
                                                                                   ---------       ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 311,192       $ 324,542
                                                                                   =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                            Three Months Ended              Nine Months Ended
                                                                September 30,                 September 30,

                                                             2003           2002           2003            2002
                                                           --------       --------       ---------       ---------
REVENUES
       Publishing                                          $ 29,147       $ 46,515       $ 102,825       $ 136,932
       Television                                             6,579          6,362          19,782          20,323
       Merchandising                                          8,852         10,060          30,943          37,110
       Internet/Direct Commerce                               6,602          7,994          21,436          23,127
                                                           --------       --------       ---------       ---------
       TOTAL REVENUES                                        51,180         70,931         174,986         217,492
                                                           --------       --------       ---------       ---------

OPERATING COSTS AND EXPENSES
       Production, distribution and editorial                31,212         38,853         101,255         115,005
       Selling and promotion                                 12,047         11,073          39,647          33,411
       General and administrative                            12,216         13,689          40,218          36,715
       Depreciation and amortization                          1,885          2,841           6,080           8,976
                                                           --------       --------       ---------       ---------
       TOTAL OPERATING COSTS AND EXPENSES                    57,360         66,456         187,200         194,107
                                                           --------       --------       ---------       ---------

OPERATING INCOME  (LOSS)                                     (6,180)         4,475         (12,214)         23,385
    Interest income, net                                        293            545           1,090           1,603
                                                           --------       --------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                            (5,887)         5,020         (11,124)         24,988

      Income tax benefit (provision)                          2,169         (2,058)          4,353         (10,245)
                                                           --------       --------       ---------       ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE LOSS
FROM DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                            (3,718)         2,962          (6,771)         14,743

Loss from discontinued operations, net of tax
benefit                                                        (122)          (197)           (644)         (2,336)
                                                           --------       --------       ---------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                       (3,840)         2,765          (7,415)         12,407

Cumulative effect of accounting change, net of tax
benefit                                                          --             --              --          (3,137)
                                                           --------       --------       ---------       ---------
NET INCOME (LOSS)                                          $ (3,840)      $  2,765       $  (7,415)      $   9,270
                                                           ========       ========       =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
              Condensed Consolidated Income Statements (continued)
               (unaudited, in thousands, except per share amounts)


INCOME (LOSS) PER SHARE - BASIC AND DILUTED

    Income (loss) from continuing operations      $    (0.08)      $     0.06       $    (0.14)      $     0.30
                                                  ----------       ----------       ----------       ----------
    Loss from discontinued operations                  (0.00)           (0.00)           (0.01)           (0.05)
                                                  ----------       ----------       ----------       ----------
    Cumulative effect of accounting change                --               --               --            (0.06)
    Net income (loss)                             $    (0.08)      $     0.06       $    (0.15)      $     0.19
                                                  ----------       ----------       ----------       ----------
WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING
    Basic                                             49,537           49,209           49,553           49,050
                                                  ----------       ----------       ----------       ----------
    Diluted                                           49,537           49,316           49,553           49,205
                                                  ----------       ----------       ----------       ----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2003
                            (unaudited, in thousands)


                                                           Capital in
                        Class A           Class B          Excess of      Unamortized                    Class A
                     Common Stock        Common Stock        Par          Restricted     Retained     Treasury stock
                    Shares   Amount     Shares    Amount    Value           Stock        Earnings    Shares     Amount      Total
                    ------   ------     ------    ------    -----           -----        --------    ------     ------      -----

Balance at          19,342    $ 194     30,295     $ 303   $181,629       $ (993)        $56,277      (59)     $ (775)     $236,635
January 1,
2003

Net loss for
the
period                -         -         -          -         -             -           (7,415)       -          -        (7,415)

Issuance of
shares for
stock option
exercises            190        1         -          -        176            -              -          -          -          177

Shares returned
on net treasury
basis                 -         -       (236)       (2)        2             -              -          -          -           -

Return of
restricted
stock                (15)       -         -          -       (102)          102             -          -          -           -

Amortization of
restricted stock      -         -         -          -         -            411             -          -          -          411
                    ------    -----     ------     -----   --------       ------         -------      ---      ------      --------

Balance at
September 30,
2003                19,517    $ 195     30,059     $ 301   $181,705       $ (480)        $ 48,862     (59)     $ (775)     $229,808
                    ======    =====     ======     =====   ========       ======         =======      ===      ======      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                                  ------------------------
                                                                                     2003           2002
                                                                                  ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $  (7,415)      $  9,270
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
         Cumulative effect of accounting change                                          --          3,137
         Depreciation and amortization                                                6,080          8,976
         Amortization of restricted stock                                               411             --
         Changes in operating assets and liabilities                                 (1,799)         7,559
                                                                                  ---------       --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (2,723)        28,942
                                                                                  ---------       --------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Capital expenditures                                                        (1,008)        (3,452)
         Purchases of short-term investments                                             --        (42,392)
         Sales of short-term investments                                             13,556         31,200
                                                                                  ---------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  12,548        (14,644)
                                                                                  ---------       --------

CASH  FLOWS FROM FINANCING ACTIVITIES
         Proceeds received from stock option exercises                                  177          4,041
                                                                                  ---------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               177          4,041
                                                                                  ---------       --------

NET INCREASE IN CASH                                                                 10,002         18,339

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      131,664         68,076
                                                                                  ---------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 141,666       $ 86,415
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

f. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair value of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions for the three month period ended September 30, :

                                                  2003               2002
                                                --------            -------
            risk-free interest rates              3.60%               4.11%

            dividend yields                        zero                zero

            expected volatility                    140%                134%

            expected option life                6 years             6 years

            average fair market value
            per option granted                  $ 7.38              $ 6.30

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net income (loss), as reported for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                                ---------------------       ----------------------
                                                 2003          2002           2003          2002
                                                -------       -------       --------       -------
Net income (loss), as reported                  $(3,840)      $ 2,765       $ (7,415)      $ 9,270

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                              (2,535)       (2,464)        (7,594)       (7,072)
                                                -------       -------       --------       -------

Pro forma net income (loss)                     $(6,375)      $   301       $(15,009)      $ 2,198
                                                =======       =======       ========       =======

Income (loss) per share:
     Basic and diluted - as reported            $ (0.08)      $  0.06       $  (0.15)      $  0.19

     Basic and diluted - pro forma              $ (0.13)      $  0.01       $  (0.31)      $  0.04

2.       Inventories

The components of inventories are as follows:

                                                         September 30,              December 31,
                                                             2003                       2002
                                                         -------------              -----------
            Paper                                           $ 5,774                   $ 4,861
            Product merchandise                               7,156                     8,887
                                                            -------                   -------
                                                             12,930                    13,748
            Less: reserve for obsolete and
            excess inventory                                  3,264                     5,094
                                                            -------                   -------
                                                            $ 9,666                   $ 8,654
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

The following presents segment and consolidated financial information for the three and nine month periods ended September 30, 2003 and 2002, including a reconciliation of operating income, a GAAP measure, and Operating Income before Depreciation and Amortization (OIDA), a non-GAAP measure. The Company believes OIDA is an appropriate measure when evaluating the operating performance of its business segments and the Company on a consolidated basis. OIDA is used externally by the Company's investors, analysts, and industry peers. OIDA is among the primary metrics used by management for planning and forecasting of future periods, and is considered an important indicator of the operational strength of the Company's businesses. The Company believes the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and makes it easier to compare the Company's results with other companies that have different capital structures or tax rates. The Company believes OIDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As OIDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. In order to reconcile OIDA to operating income, depreciation and amortization are added back to operating income.

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                September 30,
                                                      -----------------------       -----------------------
                                                        2003           2002           2003           2002
                                                      --------       --------       --------       --------
OPERATING INCOME (LOSS)
       Publishing                                     $  1,395       $ 15,295       $ 15,702       $ 47,038
       Television                                          (34)         1,117            195          2,409
       Merchandising                                     4,561          6,037         19,406         25,826
       Internet/Direct Commerce                         (1,970)        (6,660)       (14,775)       (21,478)
                                                      --------       --------       --------       --------
       Operating Income before Corporate
          Overhead                                       3,952         15,789         20,528         53,795
       Corporate Overhead                              (10,132)       (11,314)       (32,742)       (30,410)
                                                      --------       --------       --------       --------
       TOTAL OPERATING INCOME (LOSS)                    (6,180)         4,475        (12,214)        23,385
                                                      --------       --------       --------       --------

DEPRECIATION AND AMORTIZATION
       Publishing                                           41             40            123            119
       Television                                          236            417          1,015          1,287
       Merchandising                                       168            158            503            475
       Internet/Direct Commerce                            235            741            727          2,121
       Corporate Overhead                                1,205          1,485          3,712          4,974
                                                      --------       --------       --------       --------
       TOTAL DEPRECIATION AND AMORTIZATION               1,885          2,841          6,080          8,976
                                                      --------       --------       --------       --------

OPERATING INCOME  (LOSS) BEFORE DEPRECIATION AND
AMORTIZATION
       Publishing                                        1,436         15,335         15,825         47,157
       Television                                          202          1,534          1,210          3,696
       Merchandising                                     4,729          6,195         19,909         26,301
       Internet/Direct Commerce                         (1,735)        (5,919)       (14,048)       (19,357)
                                                      --------       --------       --------       --------
       Operating Income before Depreciation and
         Amortization and before Corporate
         Overhead                                        4,632         17,145         22,896         57,797
       Corporate Overhead                               (8,927)        (9,829)       (29,030)       (25,436)
                                                      --------       --------       --------       --------
TOTAL OPERATING INCOME (LOSS)
   BEFORE DEPRECIATION AND
   AMORTIZATION                                       $ (4,295)      $  7,316       $ (6,134)      $ 32,361
                                                      ========       ========       ========       ========

5.       Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. All prior period financial statements were restated to report the operations as a discontinued operation.

Summary operating results for The Wedding List were as follows:

                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                   -----------------       ---------------------
                                                    2003       2002         2003          2002
                                                   -----       -----       -------       -------
Revenues                                           $ (55)      $ 727       $   526       $ 1,978
                                                   -----       -----       -------       -------
Operating loss before income tax benefit            (202)       (334)       (1,025)       (3,960)
                                                   -----       -----       -------       -------
Loss from discontinued operations, net of tax
benefit                                            $(122)      $(197)      $  (644)      $(2,336)
                                                   =====       =====       =======       =======

6.       Supplemental cash flow information:


                              Three Months Ended             Nine Months Ended
                                 September 30,                  September 30,
                              ------------------            ---------------------
                              2003          2002            2003             2002
                              ----          ----            ----             ----
Cash paid for interest          -           $ 41           $   15           $  140

Cash paid for income taxes      -            385            1,529            4,614

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                            Three Months Ended
                                                               September 30,
                                                          -----------------------
                                                             2003           2002
                                                          --------       --------
REVENUES
       Publishing                                         $ 29,147       $ 46,515
       Television                                            6,579          6,362
       Merchandising                                         8,852         10,060
       Internet/Direct Commerce                              6,602          7,994
                                                          --------       --------
TOTAL REVENUES                                              51,180         70,931
                                                          --------       --------

OPERATING COSTS AND EXPENSES
       Production, distribution and editorial               31,212         38,853
       Selling and promotion                                12,047         11,073
       General and administrative                           12,216         13,689
       Depreciation and amortization                         1,885          2,841
                                                          --------       --------

TOTAL OPERATING COSTS AND EXPENSES                          57,360         66,456
                                                          --------       --------

OPERATING INCOME (LOSS)                                     (6,180)         4,475
      Interest income, net                                     293            545
                                                          --------       --------
INCOME  (LOSS) BEFORE INCOME TAXES                          (5,887)         5,020

        Income tax benefit (provision)                       2,169         (2,058)
                                                          --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE LOSS
FROM DISCONTINUED OPERATIONS                                (3,718)         2,962
                                                          --------       --------

Loss from discontinued operations, net of tax
benefit                                                       (122)          (197)
                                                          --------       --------

NET INCOME (LOSS)                                         $ (3,840)      $  2,765
                                                          ========       ========

Revenues. Total revenues decreased $19.8 million, or 27.8%, to $51.2 million for the quarter ended September 30, 2003, from $70.9 million for the quarter ended September 30, 2002. Publishing revenues decreased $17.4 million, or 37.3%, to $29.1 million for the quarter ended September 30, 2003, from $46.5 million for the quarter ended September 30, 2002. This decrease was primarily due to lower advertising revenues of $14.0 million and lower circulation revenues of $2.0 million. The decrease in advertising revenues resulted primarily from fewer advertising pages in Martha Stewart Living, as well as the shift in the publication schedule of one issue of Martha Stewart Weddings out of the third quarter and into the second quarter, lower advertising rates in Martha Stewart Living, and the publication of one fewer Special Interest Publication. These declines were partially offset by advertising revenues related to our new publication, Everyday Food. The decrease in circulation revenues primarily resulted from lower subscription revenues from Martha Stewart Living magazine, as well as the change in the publication schedule of Martha Stewart Weddings referred to above, partially offset by circulation revenue from Everyday Food. Television revenues increased $0.2 million, or 3.4%, to $6.6 million for the quarter ended September 30, 2003, from $6.4 million for the quarter ended September 30, 2002. Revenue from our syndicated daily show was flat in the quarter, with lower license fee revenue offset by higher syndicated advertising revenue. The higher syndicated advertising revenue was due to an adjustment to the audience under delivery reserve related to prior seasons. Merchandising revenues decreased $1.2 million, or 12.0%, to $8.9 million for the quarter ended September 30, 2003, from $10.1 million for the quarter ended September 30, 2002, primarily as a result of lower sales of Martha Stewart Everyday branded products at Kmart, resulting in a decrease in royalty revenue of $1.0 million principally due to Kmart store closings, partially offset by an increase in our royalty rate and higher same store sales. The royalty rate under our agreement with Kmart increased 9% on February 1, 2003. Revenue from Kmart represented approximately 85% of total segment revenue in the quarter. Royalty revenues from sales of products at Zellers in Canada was zero in the current period due to the early 2003 expiration of our licensing agreement. Revenue from Zellers in the prior year's period was $0.3 million. In September 2003, we began selling Martha Stewart Everyday products in Canada through an agreement with Sears Canada. These decreases were partially offset by an increase in royalties of $0.3 million earned from sales of Martha Stewart Signature products. Kmart emerged from bankruptcy on May 6th, 2003. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and an additional 316 stores in 2003. The Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. The Company currently expects earned royalties, which are paid quarterly, to be below the annual minimum amount. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined. Internet/Direct Commerce revenues decreased $1.4 million, or 17.4%, to $6.6 million for the quarter ended September 30, 2003, from $8.0 million for the quarter ended September 30, 2002. The decline was attributable to lower advertising revenue of $0.7 million, and lower commerce sales of $0.7 million resulting principally from lower catalog circulation, partially offset by higher online conversion rates.

Magazine Publication Schedule

                                             Third Quarter 2003                           Third Quarter 2002
                                             ------------------                           ------------------
Martha Stewart Living                           Three Issues                                  Three Issues
Martha Stewart Weddings                         No Issue                                      One Issue
Everyday Food                                   Two Issues                                    No Issue
Special Interest Publications                   One Issues                                    Two Issues

Production, distribution and editorial. Production, distribution and editorial expenses decreased $7.6 million, or 19.7%, to $31.2 million for the quarter ended September 30, 2003, from $38.9 million for the quarter ended September 30, 2002. Publishing segment costs decreased $4.5 million primarily due to lower paper, printing and distribution costs resulting from fewer pages printed in the quarter. The reduction in printed pages was primarily attributed to fewer pages printed in Martha Stewart Living magazine, as well as the publication of one fewer Special Interest Publication and the shift in publication of Martha Stewart Weddings from the third quarter into the second quarter. This reduction was partially offset by costs associated with the publication of two issues of Everyday Food. Television segment costs increased $1.4 million, principally related to higher production costs recognized in the period due to higher staffing costs and the prior year benefit of extending a cable television programming agreement which resulted in the recognition of less production costs in the period. Internet/Direct Commerce costs decreased $4.8 million, due to lower cost of goods sold resulting from improved gross margins and the successful disposition of previously written down obsolete and slow moving inventory. The decrease also resulted from lower catalog production costs due to lower circulation in the period, as well as the continued benefit of the first quarter 2003 restructuring, which reduced headcount and lowered technology costs.

Selling and promotion. Selling and promotion expenses increased $1.0 million, or 8.8%, to $12.0 million for the quarter ended September 30, 2003, from $11.1 million for the quarter ended September 30, 2002. Publishing segment costs increased $1.1 million, or 11.2%, resulting primarily from marketing and circulation costs relating to Everyday Food, partially offset by lower circulation spending related to Martha Stewart Living.

General and administrative. General and administrative expenses decreased $1.5 million, or 10.8%, to $12.2 million for the quarter ended September 30, 2003, from $13.7 million for the quarter ended September 30, 2002. Corporate costs decreased $1.1 million, or 10.8%, principally resulting from lower legal expenses resulting from corporate matters associated with various investigations related to a personal sale of non-Company stock by Martha Stewart, a Director of the Company and its Chief Creative Officer. A substantial portion of legal expenses we are incurring related to these matters are now covered by insurance. This decrease was partially offset by higher compensation and insurance costs. Internet/Direct Commerce segment costs decreased $0.5 million primarily as a result of lower headcount.

Depreciation and amortization. Depreciation and amortization decreased $1.0 million, or 33.7%, to $1.9 million for the quarter ended September 30, 2003, from $2.8 million for the quarter ended September 30, 2002. The decrease is primarily due to lower depreciation associated with the Company's website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment.

Interest income, net. Interest income, net, was $0.3 million for the quarter ended September 30, 2003, compared with $0.5 million for the quarter ended September 30, 2002. Higher average cash balances throughout the quarter were more than offset by lower interest yields on cash and short-term investments.

Income tax benefit (provision). Income tax benefit for the quarter ended September 30, 2003 was $2.2 million, representing a 36.8% effective income tax rate, compared to an income tax provision of $2.1 million representing an effective income tax rate of 41.0% for the quarter ended September 30, 2002. The effective income tax rate in the current quarter of 2003 reflects a federal tax rate of 35%, without giving benefit to state income tax carry-backs, but allowing for the benefit of certain book-tax differences. State income tax benefits available to the Company resulting from the carry-back of losses to prior years is limited. Accordingly, the Company has not recognized any state tax benefit for the quarter ended September 30, 2003. Furthermore, no tax benefit has been assumed for state and local loss carry-forwards to future periods.

Loss from discontinued operations. Loss from discontinued operations was $0.1 million (net of tax) for the quarter ended September 30, 2003, compared to $0.2 million (net of tax) from the same operations for the quarter ended September 30, 2002. Discontinued operations represent the operations of the Wedding List, which the Company discontinued in 2002. The current period expenses are primarily facility related.

Net Income (Loss). Net loss was $(3.8) million for the quarter ended September 30, 2003, compared to a net income of $2.8 million for the quarter ended September 30, 2002, as a result of the above mentioned factors.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002



                                                             2003            2002
                                                           ---------       ---------
REVENUES
       Publishing                                          $ 102,825       $ 136,932
       Television                                             19,782          20,323
       Merchandising                                          30,943          37,110
       Internet/Direct Commerce                               21,436          23,127
                                                           ---------       ---------
TOTAL REVENUES                                               174,986         217,492
                                                           ---------       ---------

OPERATING COSTS AND EXPENSES
       Production, distribution and editorial                101,255         115,005
       Selling and promotion                                  39,647          33,411
       General and administrative                             40,218          36,715
       Depreciation and amortization                           6,080           8,976
                                                           ---------       ---------

TOTAL OPERATING COSTS AND  EXPENSES                          187,200         194,107
                                                           ---------       ---------

OPERATING INCOME  (LOSS)                                     (12,214)         23,385
     Interest income, net                                      1,090           1,603
                                                           ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                            (11,124)         24,988
       Income tax benefit (provision)                          4,353         (10,245)
                                                           ---------       ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE LOSS
FROM DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                             (6,771)         14,743
                                                           ---------       ---------

Loss from discontinued operations, net of tax
benefit                                                         (644)         (2,336)
                                                           ---------       ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                        (7,415)         12,407

Cumulative effect of accounting change, net
of tax benefit                                                    --          (3,137)
                                                           ---------       ---------

NET INCOME (LOSS)                                          $  (7,415)      $   9,270
                                                           =========       =========

Revenues. Total revenues decreased $42.5 million, or 19.5%, to $175.0 million for the nine months ended September 30, 2003, from $217.5 million for the nine months ended September 30, 2002. Publishing revenues decreased $34.1 million, or 24.9%, to $102.8 million for the nine months ended September 30, 2003, from $136.9 million for the nine months ended September 30, 2002. This decrease was primarily due to lower advertising revenues of $26.7 million, lower circulation revenues of $5.2 million and decreased revenues from our book business of $2.1 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as lower advertising revenues from Special Interest Publications, and lower advertising rates in Martha Stewart Living. These declines were partially offset by advertising revenues related to a new publication, Everyday Food. The decrease in circulation revenues primarily resulted from lower newsstand and subscription revenues from Martha Stewart Living magazine, partially offset by circulation revenues from Everyday Food magazine. Television revenues decreased $0.5 million, or 2.7%, to $19.8 million for the nine months ended September 30, 2003, from $20.3 million for the nine months ended September 30, 2002. The decrease is primarily attributable to lower licensing fees from our syndicated daily program of $0.7 million. Additionally, the loss of the company's airtime on CBS The Early Show contributed to an additional $0.4 million decline. This reduction was partially offset by higher cable revenues of $0.8 million under existing licensing agreements. The segment also benefited from an adjustment to the audience under delivery reserve of the nationally syndicated daily show, related to prior seasons. Merchandising revenues decreased $6.2 million, or 16.6%, to $30.9 million for the nine months ended September 30, 2003, from $37.1 million for the nine months ended September 30, 2002, primarily as a result of lower sales of Martha Stewart Everyday branded products at Kmart resulting in a decrease in royalty revenue of $6.6 million, principally due to store closings, as well as the elimination of live plants in the Martha Stewart Everyday Garden Line at Kmart and lower same store sales, partially offset by an increase in royalty rate in the current period. The royalty rate under our agreement with Kmart increased 9% on February 1, 2003. Revenue from Kmart represented approximately 85% of total segment revenue for the nine months ended September 30, 2003. Royalty revenues from sales of products at Zellers in Canada was zero in the current period due to the early 2003 expiration of our licensing agreement. Revenue from Zellers in the prior year period was $0.9 million. In September 2003, we began selling Martha Stewart Everyday products in Canada through an agreement with Sears Canada. These decreases were partially offset by an increase in royalties of $1.5 million earned from sales of Martha Stewart Signature products. Kmart emerged from bankruptcy on May 6th, 2003. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and an additional 316 stores in 2003. The Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. The Company currently expects earned royalties, which are paid quarterly, to be below the annual minimum amount. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined. Internet/Direct Commerce revenues decreased $1.7 million, or 7.3%, to $21.4 million for the nine months ended September 30, 2003, from $23.1 million for the nine months ended September 30, 2002 due to lower advertising revenue.

Magazine Publication Schedule
Nine month period ended September 30

                                           2003                                   2002
                                           ----                                   ----
Martha Stewart Living                    Nine Issues                            Nine Issues
Martha Stewart Weddings                  Two Issues                             Two Issues
Everyday Food                            Six Issues                             None
Special Interest Publications            Five Issues                            Five Issues

Production, distribution and editorial. Production, distribution and editorial expenses decreased $13.8 million, or 12.0%, to $101.3 million for the nine months ended September 30, 2003, from $115.0 million for the nine months ended September 30, 2002. Internet/Direct Commerce costs decreased $7.1 million. Reduced costs in the segment reflect lower cost of goods sold of $3.0 million due to improved margins and the successful disposition of previously written down obsolete and slow moving inventory, lower fulfillment costs of $2.1 million, and the continued benefit of the first quarter restructuring which reduced headcount and lowered technology costs. This was partially offset by higher catalog production costs expensed in the period of $1.1 million. Publishing segment costs decreased $6.9 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due mainly to lower number of pages printed per issue, partially offset by the additional costs associated with the addition of six issues of Everyday Food, as well as lower costs of $0.8 million associated with our book business.

Merchandising costs decreased $1.2 million or 16.5% due to good cost control. Television costs increased $1.2 million, or 9.2%, principally due to higher production costs recognized in the period due to higher staffing costs and the prior year benefit of extending a cable television programming agreement which resulted in the recognition of less production costs in the period.

Selling and promotion. Selling and promotion expenses increased $6.2 million, or 18.7%, to $39.6 million for the nine months ended September 30, 2003, from $33.4 million for the nine months ended September 30, 2002. Publishing segment costs increased $3.5 million, or 11.5%, resulting primarily from circulation acquisition costs relating to Everyday Food, partially offset by lower spending related to Martha Stewart Living magazine. Merchandising segment costs increased $1.2 million due to marketing costs associated with the promotion of our Martha Stewart Signature brand. Television segment costs increased $0.6 million, resulting primarily from higher marketing and promotion expenses related to the syndicated program. Corporate costs increased $0.7 million as a result of media spending relating to a corporate promotion program.

General and administrative. General and administrative expenses increased $3.5 million, or 9.5%, to $40.2 million for the nine months ended September 30, 2003, from $36.7 million for the nine months ended September 30, 2002. Corporate costs increased $2.7 million, or 10.5%, principally resulting from higher insurance costs of $2.3 million, and higher professional fees. Publishing segment costs increased $0.5 million primarily due to losses related to our Japanese publishing venture.

Depreciation and amortization. Depreciation and amortization decreased $2.9 million, or 32.3%, to $6.1 million for the nine months ended September 30, 2003, from $9.0 million for the nine months ended September 30, 2002. The decrease is primarily due to lower depreciation associated with the Company's website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment.

Interest income, net. Interest income, net, was $1.1 million for the nine months ended September 30, 2003, compared with $1.6 million for the nine months ended September 30, 2002. Higher average cash balances throughout the nine months were more than offset by lower interest yields on cash and short-term investments.

Income tax benefit (provision). Income tax benefit for the nine months ended September 30, 2003 was $4.4 million, representing a 39.1% effective income tax rate, compared to an income tax provision of $10.2 million representing an effective income tax rate of 41.0% for the nine months ended September 30, 2002. The effective income tax rate in the current quarter of 2003 reflects a federal tax rate of 35%, without giving benefit to state income tax carry-backs, but allowing for the benefit of certain book-tax differences. State income tax benefits available to the Company resulting from the carry-back of losses to prior years is limited. Accordingly, the Company has not recognized any state tax benefit for the nine month period ended September 30, 2003. Furthermore, no tax benefit has been assumed for state and local loss carry-forwards to future periods.

Loss from discontinued operations. Loss from discontinued operations was $0.6 million for the nine months ended September 30, 2003, compared to $2.3 million from the same operations for the nine months ended September 30, 2002. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

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

Net Income (Loss). Net (loss) was $7.4 million for the nine months ended September 30, 2003, compared to a net income of $9.2 million for the nine months ended September 30, 2002, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $141.7 million and $131.7 million and short-term investments were $33.7 million and $47.3 million at September 30, 2003 and December 31, 2002, respectively.

Cash flows used in operating activities were $2.7 million during the nine months ended September 30, 2003, compared to cash provided by operating activities of $28.9 million during the nine months ended September 30, 2002. Cash used in operating activities during the nine months ended September 30, 2003 were primarily due to a net loss for the period of $7.4 million and changes in operating assets and liabilities of $1.8 million, partially offset by depreciation and amortization of $6.1 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to lower advertising revenue, offset by a decrease in accounts payable and lower deferred subscription income. During the nine months ended September 30, 2002, cash flows from operating activities of $28.9 million resulted primarily from net income in the period increased by non-cash charges for depreciation and amortization, the write-off of goodwill resulting from the adoption of FAS No. 142 and accrued losses related to a discontinued operation.

Cash flows provided by (used in) investing activities were $12.5 million and $(14.6) million during the nine months ended September 30, 2003 and 2002, respectively. Cash flows provided by investing activities in 2003 resulted from the sale of short-term investments of $13.6 million, partially offset by capital expenditures of $1.0 million. Cash flows used in investing activities in 2002 resulted from the sale of short-term securities of $31.2 million, offset by the purchase of short-term investments of $42.4 million and capital expenditures of $3.5 million.

Cash flows provided by financing activities for the nine month periods ended September 30, 2003 and 2002 were $0.2 million and $4.0 million, respectively, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of September 30, 2003, we had no outstanding borrowings under this facility.

We believe that our available cash balances together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners and are generally paid on a quarterly basis. For the nine month period ended September 30, 2003, the Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under the agreement with Kmart are computed on January 31st annually and are payable shortly thereafter. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2003, when the amount can be determined.

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

Recently we decided to lower the rate base (the number of copies per issue we guarantee to advertisers) for Martha Stewart Living magazine from 2.3 million to
1.8 million copies per issue, effective with the January 2004 issue. This reduction will likely result in lower advertising and circulation revenue for Martha Stewart Living magazine. However, we expect to achieve cost savings as a result of this rate base change. These cost savings will be achieved through reduced magazine production and distribution costs, as well as the reduction of incremental circulation acquisition costs. We expect that this rate base reduction will allow the company to avoid costly circulation acquisition efforts in the future.

Our Merchandising segment is highly dependent on Kmart Corporation, which has recently emerged from operating under Chapter 11 of the United States Bankruptcy Code. To the extent that Kmart is unable to continue to operate outside of bankruptcy protection, we might need to secure alternative domestic distribution for our Martha Stewart Everyday product lines. If such distribution of our products were not secured on comparable terms it would have a material adverse effect on our results of operations. In 2003, we expect our royalties based on actual product sales to be less than those guaranteed in our contract with Kmart. Because of the particular mechanics relating to the calculation of the minimum guarantee amounts in the contract, it is impossible to ascertain at this time the exact amount that will be payable to us under that provision. However, the aggregate amount payable to us under the contract for the twelve-month period ending January 31, 2004 will be at least $47.5 million. Accordingly, we expect revenue from the Merchandising segment to approximate between $24-$26 million in the fourth quarter of 2003.

For the television season that began in September 2003, the Company has secured distribution for the Martha Stewart Living syndicated program in approximately 90% of U.S. television households, however, at significantly lower aggregate license fees. Additionally, there can be no assurance that we will be able to sustain historical levels of license fees from other programming in the segment in the future. Specifically, certain contracts relating to our cable television shows will expire on December 31, 2003, and renewal or replacements for the contracts have not yet been secured. Accordingly, the combined impact of the lower license fees with the contract expirations will likely result in losses in this segment during the next twelve months. Finally, we believe our syndicated Martha Stewart Living program in particular, is susceptible to an immediate adverse impact from a negative outcome in Ms. Stewart's legal proceedings, including the loss of distribution.

On November 7, 2003, the Company completed two stock option exchange offers with its employees.

One offer allowed certain employees to exchange stock options for restricted stock units of approximately equivalent value. This offer resulted in the exchange of approximately 4.3 million stock options for approximately 994,000 restricted stock units, with a total value of $10.8 million. The restricted stock units vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary of the grant. The company will amortize as an expense, beginning in the fourth quarter of 2003, the value of the restricted stock units over the two year vesting period, net of cancellations due to employee terminations prior to vesting.

The second offer allowed certain employees to exchange stock options for a cash award. This offer resulted in the exchange of approximately 575,000 stock options for aggregate cash awards of $1.1 million, payable on or around June 30, 2004. The Company will amortize as expense, beginning in the fourth quarter of 2003, the total cash award to be paid over the approximate eight month vesting period through June 30, 2004, net of cancellations due to employee terminations prior to vesting.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation, filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards
v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent
v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. Company directors Arthur Martinez, Darla Moore, Sharon Patrick, Jeffrey Ubben and former directors John Doerr and Naomi Seligman, are also named as defendants in Beam. Mr. Martinez, Ms. Moore, Ms. Patrick, Mr. Ubben, Mr. Doerr, Ms. Seligman, five of the Company's officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. Mr. Martinez, Ms. Moore, Ms. Patrick, Mr. Ubben, and Ms. Seligman are also named as defendants in Sargent. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court, and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court. Sargent consolidates two derivative complaints previously filed in the U.S. District Court for the Southern District Court of New York: Acosta v. Stewart, filed on October 10, 2002, and Sargent v. Martinez, filed on May 30, 2003.

All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart's reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart's actions have jeopardized the Company's intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart's affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company's payment of split dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally-owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart's insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste. The plaintiffs in Sargent further allege that the directors breached their fiduciary duties by (i) failing to take appropriate action to address Ms. Stewart's wrongdoing; (ii) granting Ms. Stewart a bonus for 2002; and (iii) endorsing an amendment to the Company's agreement with Ms. Stewart for the rental of certain properties.

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

On May 19, 2003, the Company's motion to dismiss the Consolidated Class Action Complaint was denied, and discovery in that action is ongoing. By stipulation of the parties, and an order of the Court entered November 10, 2003, all claims asserted in the Consolidated Class Action Complaint pursuant to Section 20A (Insider Trading) of the Securities Exchange Act against defendants Gregory R. Blatt, Dora Braschi Cardinale, Sharon L. Patrick, Margaret Roach, Suzanne Sobel, Lauren Podlach Stanich, and Gael Towey, and all remaining claims against defendants Cardinale, Roach, Sobel, Stanich and Towey, have been dismissed without prejudice. On April, 17, 2003, the Company's motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs' submission of a demand to initiate litigation on the Company's Board or a determination by the Federal District Court in the Acosta action (now the consolidated Sargent action) that such a demand is excused. On September 30, 2003, the Company's motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam have filed a notice of appeal to the Delaware Supreme Court and must file their opening brief on appeal by November 20, 2003. The Company's motion to dismiss and/or stay the Sargent action is presently due to be filed on October 27, 2003. The Richards action had been stayed pending resolution of the Beam motion to dismiss, and the Company expects that stay to remain in place.

While still in their early stages, we believe the Company has substantial defenses to these actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

   Exhibit
   Number           Exhibit Title
   ------           -------------
      31.1     Certification of Chief Executive Officer

      31.2     Certification of Chief Financial Officer

      32       Certification of Chief Executive Officer and Chief Financial Officer
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
               1350)

(b) Reports on Form 8-K

On October 30, 2003, the Company filed a Current Report on Form 8-K reporting its earnings for its fiscal third quarter ended September 30, 2003.

On November 5, 2003, the Company filed a Current Report on Form 8-K providing a transcript of its third quarter earnings conference call held on October 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MARTHA STEWART LIVING OMNIMEDIA, INC.



Date: November 14, 2003         By:              /s/ James Follo
                                        ----------------------------------------

                                Name:   James Follo
                                Title:  Chief Financial and
                                        Administrative Officer