Form 10-K
period 2003-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-03-15
CIK 1091801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-15395

MARTHA STEWART LIVING OMNIMEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2187059

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street, New York, New York	10036

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 827-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding on March 1, 2004, but using the price at which the stock was last sold on June 30, 2003, was $106,719,486.*

* Excludes 8,366,698 shares of our Class A Common Stock, and 29,908,860 shares of our Class B Common Stock, held by directors, officers and holders of more than 5% of either class of the Company’s stock, as of March 1, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

Number of Shares Outstanding As of March 12, 2004:
19,731,925 shares of Class A Common Stock
29,908,860 shares of Class B Common Stock

Documents Incorporated by Reference

Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for Its Annual Meeting
of Stockholders Presently Scheduled for May 14, 2004 Are Incorporated
by Reference into Part III of this Report.

     In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

Forward-Looking Statements

     We have included in this Annual Report certain “forward-looking statements” as that term is defined in The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. These statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. The Company’s actual results may differ materially from those projected in these statements, and factors that could cause such differences include further adverse reaction to the prolonged and continued negative publicity relating to Martha Stewart by consumers, advertisers and business partners; further adverse reaction by the Company’s consumers, advertisers and business partners to the outcome of Ms. Stewart’s trial arising from a sale of non-Company stock by Ms. Stewart; a loss of the services of Ms. Stewart; a loss of the services of other key personnel; an adverse resolution to the SEC enforcement proceeding currently underway against Ms. Stewart arising out of her personal sale of non-Company stock; adverse resolution of some or all of the Company’s ongoing litigation; downturns in national and/or local economies; shifts in our business strategies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; and changes in government regulations affecting the Company’s industries. Certain of these and other factors are discussed in more detail in other parts of this report, especially in the sections, “Business—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Our company comprises four business segments — Publishing, Television, Merchandising and Internet/Direct Commerce — through which content and merchandise relating to our eight core content areas are created and distributed to consumers. As of March 1, 2004, we had approximately 544 employees. Our revenues from foreign sources were $8.7 million, $11.8 million and $9.8 million in 2003, 2002 and 2001, respectively. Substantially all of our assets are located within the United States.

History

     Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc. (“Time Inc.”), a subsidiary of Time Inc., launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, Time Inc. began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, Time Inc. launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In late 1996 and early 1997 a series of transactions occurred resulting in MSLO LLC operating all Martha Stewart-related businesses. Ms. Stewart was the majority owner of MSLO LLC and Time Inc. retained a small equity interest in the business. Additionally, affiliates of Time Inc. entered into various agreements with MSLO LLC pursuant to which such affiliates would provide newsstand distribution services for our magazines, provide fulfillment services for our magazines and direct commerce business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us.

     On October 22, 1999, MSLO LLC merged into MSO, then a wholly-owned subsidiary of MSLO LLC. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting discounts, commissions and expenses, of $132.3 million.

     On March 31, 2000, we purchased 1,366,000 shares of our Class A Common Stock from Time Inc. (approximately 52% of Time Inc.’s total equity interest in us), for $23.79 per share, or an aggregate of $32.5 million. As part of this transaction, Time Inc. agreed to extend certain of the agreements we had with Time Inc.’s affiliates described above, to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations.

Recent Developments

     On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning a personal sale of non-Company stock. Ms. Stewart is scheduled to be sentenced on June 17, 2004. On March 15, 2004, Ms. Stewart resigned her positions as a director and Chief Creative Officer of the Company and assumed the position of Founding Editorial Director, a non-officer position. Ms. Stewart’s new position ensures that the Company can continue to benefit from her unique talents and recognizes her extraordinary contribution to the Company to date, as well as the importance of her continuing role at the Company.

     The Company is carefully evaluating the responses of customers, advertisers, and business partners to the outcome of Ms. Stewart’s trial, in order to assess the potential impact upon the Company’s portfolio of assets and make appropriate decisions with respect to the Company’s business operations and strategy. In light of the results of this assessment, the Company may consider and implement a broad range of possible business initiatives and strategic alternatives. These may include, without limitation, the rebranding of certain assets, changes in core content areas, new business initiatives, development of new expert personalities, changes in relationships with strategic partners, disposition of certain products, assets and businesses, and cost reduction initiatives, including staffing reductions and other business efficiencies.

     Although we are currently unable to predict the effect of the outcome of Ms. Stewart’s trial on our business, we anticipate that, among other things, we may experience declines in circulation results and advertising revenues, softness in our Internet/Direct Commerce business and softness in sales of licensed products by our merchandising partners. As discussed under “Television” below, since March 5, 2004, we have experienced substantial declines in coverage of our flagship syndicated television program, Martha Stewart Living. The program is currently being broadcast in approximately 50% of U.S. television households, down from approximately 90%. In light of developments, we are evaluating future strategic actions with respect to our Television business. Also, since March 5, 2004, the Company has experienced certain positive responses by consumers to the Company’s products. Sales of Martha Stewart Everyday products at Kmart stores have increased relative to the same period in the prior year. These results may not be indicative of future performance, and this improvement in performance may not be sustained and may be offset by declines in the future. Moreover, under the Company’s license agreement with Kmart Corporation, we expect that the aggregate royalties payable to the Company for the foreseeable future will be based upon contractual minimum royalties, not actual royalties earned from retail sales.

     In addition, as a result of the outcome of Ms. Stewart’s trial, we may be deprived of Ms. Stewart’s services for a period of time. We may experience further material adverse impacts as a result of the trial outcome, including, without limitation, additional litigation, additional expenses relating to corporate communications and corporate professional fees and loss of key personnel. We may sustain substantial operating losses in future periods and our cash position may be materially adversely affected.

Business Segments

     Our four business segments are described below. Additional financial information relating to these segments may be found in Note 15 to our Consolidated Financial Statements on page F-33 of this Report.

Publishing

     Our Publishing segment currently consists of our operations relating to magazines, books, radio and newspapers. In 2003, revenues from magazine advertising and circulation represented approximately 56% and 43% of the segment’s revenues, respectively.

Magazines

     Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. In 2001 we increased the frequency from eleven to twelve times per year. Starting with the January 2004 issue, we have guaranteed our advertisers a minimum circulation of 1.8 million, compared to 2.3 million since January 2003. We adjusted our rate base with the January issue to focus on our core demographics. This reduction will likely result in lower advertising and circulation revenue for Martha Stewart Living magazine, but should enable us to avoid costly incremental subscriber acquisition efforts. Advertising pages, as reported to Publisher’s Information Bureau, were 1,234 pages in 2003, down from 1,887 in 2002.

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

     Everyday Food. We launched Everyday Food in June of 2003 after publishing four test issues earlier in the year. Everyday Food, a digest-sized magazine, was created for the supermarket shopper and the everyday cook, featuring quick, easy recipes. This title targets women ages 25-49, and is intended to broaden our consumer audience while developing a new brand label.

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

     Special Interest Publications. We also publish certain special interest magazine editions, beginning with one in 1998, growing to seven publications in 2003. Our Special Interest Publications provide in-depth advice and ideas around a particular topic contained in one or more of our core content areas, allowing us to draw upon our distribution network and brand name to further promote our expertise in our core content areas. Additionally, we use this format to explore additional content areas, potential new standalone titles and branding variations. Our Special Interest Publications can be either sponsored by a single advertiser, multiple advertisers, or contain no advertising, and depending on the issue, may be sold at newsstands, distributed to subscribers with issues of Martha Stewart Living, or both. Our Special Interest Publication schedule in 2003 consisted of one issue of Martha Stewart Baby, four issues of Martha Stewart Kids, one issue of Martha Stewart Summer Ideas, which was custom published for Kmart Corporation, and Martha Stewart Holiday Party Food.

     International. Beginning in December 2001, Martha Stewart Japan, Inc., a Japanese publishing company in which we own a minority interest, began publication of a Japanese language magazine entitled Martha Stewart Martha. In exchange for royalties based on advertising and circulation sales of the magazine, we license English language content, and provide advisory services, to Martha Stewart Japan. After publishing four issues in 2003, we have jointly decided to cease publication. We also published one issue in 2003 on a license fee arrangement. The economic contribution from this business has been minimal.

     Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under long-term printing agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our domestic magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of Time Inc. under a long-term agreement that expires with the December 2007 issue of Martha Stewart Living, but we have the right to cancel the agreement effective after the December 2004 issue. Our subscription fulfillment services are provided by another affiliate of Time Inc. under a long-term agreement that expires in 2005, and is renewable for an additional three-year period at our option.

Books

     We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. Our current book library comprises 45 titles. Of these books, 32 are Martha Stewart Living books, and 13 are Martha Stewart-authored books. We own the copyrights to all these books.

     Martha Stewart Living Books. We created three Martha Stewart Living books in 2003. These books consist of a mixture of content previously published in our magazines and original material. The hardcover versions of each of these titles are sold through direct marketing methods to consumers, including Martha Stewart Living readers and regular craft and cookbook buyers, and paperback editions are sold at retail book stores. The publication of these books is done by Oxmoor House, Inc., an affiliate of Time Inc., which also handles their distribution through direct marketing and some retail channels. The Martha Stewart Living books have been distributed through other retail channels by Clarkson N. Potter, a division of Random House, a subsidiary of Bertelsmann AG, under various agreements.

     Martha Stewart Books. Under an agreement with Clarkson N. Potter, we have created 13 completely original Martha Stewart-authored books, and are obligated to deliver one more book. These books are generally sold by Clarkson N. Potter through retail distribution channels.

Newspaper Column and Radio Program

     Our syndicated newspaper columns appear weekly in approximately 200 newspapers in North America. Our askMartha syndicated radio program airs for ninety seconds five days a week on over 250 radio stations in North America, covering about 85% of United States markets. In general, both the column and the radio program provide informative how-to content in response to particular questions posed by our consumers. The newspaper columns are syndicated by The New York Times Syndication Sales Corporation and the radio program is syndicated by Westwood One Radio, Inc. Our distribution partners pay us a percentage of the revenues generated by these properties. While the revenues contributed by these businesses are not as significant as those contributed by most of our other media activities, we reach a broader audience and demographic through these two vehicles than through any of our other media enterprises. They therefore provide low-cost brand promotion outside our core audience.

Competition

     Publishing is a highly competitive business. Our magazines, books, and related publishing products compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price as well as editorial and aesthetic quality. Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category. Our Special Interest Publications can compete with a variety of magazines depending on the focus of the particular issue.

Seasonality

     Our Publishing segment can experience fluctuations in quarterly performance due to publication schedule variations from year to year and other seasonality factors. For example, our newsstand sales and advertising dollars per issue for Martha Stewart Living have historically tended to be highest in the November and December issues. Martha Stewart Weddings was published four times in 2003: two issues in each of the second and fourth quarters. Additionally, the publication schedule for our Special Interest Publications can vary and lead to quarterly fluctuations in the segment’s results.

Television

     Our Television business segment consists of our operations relating to the production of new television programming and to the domestic and international distribution of that programming in existing and repurposed formats through a variety of distribution channels, including syndication, and cable broadcast. We generally own the copyrights in the television programming we produce.

Martha Stewart Living

     The Martha Stewart Living program is the cornerstone of our television production operations. The program is a syndicated how-to program hosted by Martha Stewart consisting of several segments, each of which generally showcases one or several of our eight core content areas. Originally launched as a half-hour weekend program in 1993, we added a daily half-hour program in 1997 which expanded to a daily one-hour program in 1999. We produce Martha Stewart Living primarily at our studio facility in Westport, Connecticut, and segments are filmed both in the studio and at various other locations. The program has won numerous Emmy awards in various categories.

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

     In 2003, the program reached approximately 90% of all U.S. television households. During 2003, the program was also broadcast in Canada by Alliance Atlantis Broadcasting, Inc. over its Life Network cable channel and HGTV Canada for which we were compensated with a license fee. This agreement expired on December 31, 2003 and was not renewed. We have experienced substantial declines in coverage of the program as a result of the outcome of Ms. Stewart’s trial. Since March 5, 2004, the availability of the program has declined to approximately 50% of U.S. television households. In light of developments, we are evaluating future strategic actions with respect to our Television business. However, we currently intend to continue to make available a combination of new material, existing unused material and repurposed programming for the remainder of the current season.

Repurposed Programming

     In 2003, we also produced three half-hour programs entitled From Martha’s Kitchen, From Martha’s Home and From Martha’s Garden. Each of these programs is produced from category-specific segments that originally aired in the Martha Stewart Living program. During 2003, From Martha’s Kitchen aired daily on The Food Network in the United States and Canada, and From Martha’s Home and From Martha’s Garden aired in the United States on the Home and Garden Television cable network (HGTV). We receive license fees in exchange for the rights to broadcast this programming. Our agreement with HGTV expired in December of 2003 and was not renewed. Our agreement with The Food Network in the United States expires in 2005. However, there can be no assurance that The Food Network will continue to air the program.

Other Programming

     In September of 2003, we launched the syndicated television program Petkeeping with Marc Morrone, a nationally syndicated half-hour program. This program focuses on providing practical how-to information about the care of all kinds of pets. The program can currently be seen in approximately 90% of all U.S. television households and is syndicated by Tribune Entertainment.

Competition

     Series television is a highly competitive business. Our television programs compete directly for viewers, distribution and/or advertising dollars with other how-to television programs, as well as with general programming on other television stations. Overall competitive factors in this segment include programming content, quality and distribution and demographics of the programming. Similar to publishing, competition for advertising dollars is primarily based on advertising rates, the demographics of the audience, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff.

Merchandising

     Our Merchandising segment consists of our operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various trademarks owned by us, in connection with retail programs conducted through third-party retailers and manufacturers.

Martha Stewart Everyday Collections

     Martha Stewart Everyday is the brand label under which our merchandise is sold in the mass-market and national chain channels of distribution. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles), Garden (which includes outdoor furniture and accessories, garden tools, planting pots, bulbs and seeds), Kitchen (which includes cookware, bakeware, utensils, dinnerware, flatware, and beverageware), Keeping (which includes organizational products relating to the pantry, closet and laundry), Decorating (which includes mirrors, picture frames, candles and lamps), Holiday (which includes artificial Christmas trees, decorating products and ornaments) and Colors (which consists of a line of interior paints available in 256 colors).

     In the United States and Canada, these products, other than the paint products, are sold pursuant to exclusive agreements. Pursuant to these agreements, we are primarily responsible for the design of all merchandise and related packaging, signage and advertising and promotional materials, while our retail partners source the products through a large manufacturer base. In the United States we have an exclusive license agreement with Kmart Corporation. In Canada, we have an exclusive license agreement with Sears Canada, which launched the Martha Stewart Everyday brand label in September 2003. Until the expiration of our agreement in February 2003, the Hudson Bay Company (through its Zellers stores) sold a lesser assortment of Martha Stewart Everyday products in Canada. Paint products are manufactured pursuant to an agreement with The Sherwin-Williams Company and are then distributed by Sherwin-Williams to Kmart and Sears in the United States and Canadian Tire in Canada. Additionally, merchandise is sold under the Martha Stewart Everyday brand label by The Seiyu, Ltd. in Japan. Pursuant to our agreement with Seiyu, Seiyu offers products from our domestic assortment as well as products modified from our domestic assortment for the Japanese market and original product designed by Seiyu, subject to our brand direction and approval, for the Japanese market.

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

     Martha Stewart Everyday products are now offered at approximately 1,500 Kmart stores and 1,070 Sears stores in the United States, over 100 Sears Canada stores as well as the Sears Canada Catalog, approximately 450 Canadian Tire stores in Canada and 222 stores owned by Seiyu in Japan.

     In 2001, we entered into a new agreement with Kmart that expires in January 2008. In January 2002, Kmart filed for bankruptcy protection under Chapter 11. In 2002, while operating under bankruptcy protection, Kmart assumed our contract and, in May 2003, Kmart emerged from bankruptcy. Our contract with Kmart provides us with significant guaranteed minimum royalty payments that, presuming Kmart’s continued viability, should insulate our financial results from the impact of Kmart sales performance. Until 2003, actual royalties earned by sales of Martha Stewart Everyday products at Kmart exceeded Kmart’s annual contractually guaranteed minimum royalty obligations under the Kmart license agreement. In 2003, the contractually guaranteed minimum royalty obligations exceeded the actual earned royalties under the agreement and we expect that actual earned royalties will be less than the contractually guaranteed minimum royalty obligations for the foreseeable future. However, because the Kmart license agreement provides for both an aggregate minimum royalty and minimum royalties by product category, it is impossible to ascertain at this time the exact amount that will be payable to us under the minimum royalty provision in 2004. As described in the section “Legal Proceedings,” Kmart has commenced litigation disputing its obligation to make minimum royalty payments based upon sales by individual product categories. The license agreement provides for aggregate minimum royalty payments (excluding category minimums) for the twelve-month period ending January 31, 2005 of $53.4 million compared to $47.5 million for the twelve months ended January 31, 2004. Royalties revenue in 2003 totaled $45.8 million. Revenues from Kmart constituted approximately 22% of our total company revenues in 2003.

     The Company has several license agreements for the use of the Martha Stewart Everyday brand as follows:

License Partner	Basis For Royalties	Expiration Date
Kmart Corporation	Retail sales of MSE products	January 2008
Sears Canada Inc.	Retail sales of MSE products	August 2008
The Seiyu Ltd.	Wholesale sales of MSE products	August 2006
The Sherwin-Williams Company	Wholesale sales of MSE products	December 2005

Martha Stewart Signature

     Martha Stewart Signature is the brand label under which our products are offered in the specialty channel of distribution. Through agreements with various retailers and manufacturing partners, we have developed a national network of retailers offering coordinated categories of home decorating products. We own the trademark Martha Stewart Signature and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.

     Fabrics. Through an agreement with P/Kaufmann, Inc., which expires in December 2004, a wide variety of decorative fabrics designed by us are offered at various retail specialty stores. We are paid a royalty on sales by P/Kaufmann to retailers. Martha Stewart Signature fabrics are available at approximately 200 stores nationwide.

     Paint. Through an agreement with The Sherwin-Williams Company, which expires in December 2005, our Martha Stewart Signature Color Palette, consisting of 416 colors, is available at Sherwin-Williams stores nationwide. Consumers are able to have any of the colors mixed in a wide variety of quality Sherwin-Williams paints. We receive royalties on the sale of all paints mixed in a Martha Stewart Signature color. Martha Stewart Signature colors are available at approximately 2,100 Sherwin-Williams stores nationwide.

     Floor Coverings. Through an agreement with Shaw Industries, Inc. which expires in Fall 2007, floor covering products, including area rugs, hardwood flooring, and broadloom carpeting, are available at select retailers nationwide. These products were designed by us and manufactured and distributed by Shaw Industries, Inc. We receive royalties on sales of our products by Shaw. Martha Stewart Signature floor coverings are available at approximately 360 stores nationwide. The actual earned royalties for this program to date have been substantially less than the contractually guaranteed minimums.

     Furniture. Beginning in March 2003, furniture products for the living room, bedroom, and dining room became available at furniture stores and department stores nationwide. Through an agreement with Bernhardt Furniture Company, Inc., these products are designed by us and the Bernhardt design staff and manufactured and distributed by Bernhardt. Our agreement provides for royalty payments to us on sales of our products by Bernhardt and expires in early 2008. Martha Stewart Signature furniture is available at approximately 239 stores nationwide.

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

Seasonality

     Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recorded the difference between royalties paid by Kmart and the minimum contractually guaranteed royalty amounts due under the contract in the fourth quarter of 2003. Because we expect that actual earned royalties will be less than the contractually guaranteed minimum royalty obligations in 2004, we expect that revenues from the Merchandising segment for the fourth quarter will again be significantly higher than other fiscal quarters in 2004.

Internet/Direct Commerce

     Our Internet/Direct Commerce segment consists of our operations relating to our Internet and catalog businesses.

Commerce

     We develop and source merchandise that we sell on or through our catalog and our Internet site, marthastewart.com. The merchandise we sell consists of both exclusive and non-exclusive products that fall into a wide variety of home-related categories, including kitchenware, garden products, tabletop products, crafts products, bedding, and fresh cut flowers. In early 2003, we restructured the commerce portion of this segment. Beginning in the third quarter of 2003, we reduced the catalog mailings and circulation focusing on a highly targeted consumer audience. As part of the restructuring we also significantly reduced our product offerings, focusing more on branded and seasonal products. Our products offerings were reduced from approximately 2,000 products to 750 products. This reduction in product offerings was reflected in both our e-commerce site and our catalog mailings. The restructuring resulted in a reduction in the segment’s workforce of approximately 40%. Our catalog mailing list includes customers identified through our media activities, such as current and past subscribers, gift subscription recipients, continuity card program subscribers and our website registrants, as well as third-party customer lists. In October 2002, we renamed our Martha by Mail catalog “Martha Stewart: The Catalog for Living.”

     We source and purchase all our product and manage our merchandise inventory. Since February 2002, our fulfillment services have been provided by Innotrac Corporation pursuant to an agreement which has been extended for two years commencing in February of 2004. The agreement is terminable by us on 180 days notice and under certain circumstances, is terminable on 120 days notice.

     In June 2002, we decided to exit our Wedding List business, acquired in March 2001, and to report the results of that business as a discontinued operation. The operations of The Wedding List ceased completely in 2003.

Content

     In addition to our e-commerce capability, marthastewart.com offers eight linked content channels, each dedicated to one of our core content areas, as well as our online television and radio program guides and various other features. Our content channels include recipes featured on our television programs, an interactive question and answer service, community bulletin boards and chats, and information and photographs repurposed from our books, magazines and television program. Our advertising sales force sells advertisements for our website individually and as part of multi-media packages. One of our principal strategies is to use the content portions of our website to attract visitors and then convert them into buyers for our direct commerce business. The website is also an important source of generating new magazine subscribers at low incremental costs. We believe the content portion of our website is popular with our consumers and is an important ingredient in sustaining brand loyalty and cross-promoting our various activities.

     Substantially all of this segment’s 2003 revenues were from the sale of merchandise.

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

Seasonality

     Internet/Direct Commerce revenues tend to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period.

Intellectual Property

     We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Signature, Everyday Food, Martha Stewart Weddings, askMartha, Martha Stewart: The Catalog for Living, marthastewart.com and marthasflowers. These and numerous other trademarks are the subject of registrations and pending applications, both domestically and internationally, filed by us for use with a variety of products and other content, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.

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

Item 3. Legal Proceedings

     Kmart Litigation. On February 11, 2004 Kmart Corporation filed an action with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division, against MSO IP Holdings, Inc., a wholly owned subsidiary of MSO, seeking declaratory and other relief under the June 2001 contract between Kmart and MSO IP. This contract provides for two types of guaranteed royalty payment: the first based upon aggregate sales of all licensed products; and the second based upon sales by individual product categories. Kmart now seeks to interpret the agreement in a manner that would require it to make minimum royalty payments for the remaining life of the contract based solely upon aggregate sales of licensed products. As a result, Kmart specifically seeks to reduce the total guarantees due to MSO IP for the 12 months ended January 31, 2004, from approximately $52.2 million to $47.5 million, or approximately $4.7 million. In addition, Kmart seeks to reduce by approximately $1 to $2 million annually the amount it is obligated under the contract to spend with MSO on advertising in MSO media properties. MSO believes that Kmart’s interpretation is inconsistent with the terms of our long-standing contract, and therefore intends to defend this action and enforce the terms of the contract. In light of this dispute, we have not included the shortfall in category minimum royalties in revenues.

     Other Company Litigation. On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Class Action Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers (collectively, the “Individual Defendants”)) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v Martha Stewart Living Omnimedia, Inc. (filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court.

     The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation (the “Shareholder Derivative Litigation”), filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. Company directors Arthur Martinez, Sharon Patrick, Jeffrey Ubben and former directors John Doerr, Darla Moore and Naomi Seligman, are also named as defendants in Beam. Mr. Martinez, Ms. Patrick, Mr. Ubben, Mr. Doerr, Ms. Moore, Ms. Seligman, five of the Company’s present or former officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. Mr. Martinez, Ms. Patrick, Mr. Ubben, Ms. Moore and Ms. Seligman are also named as defendants in Sargent. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court, and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court. Sargent consolidates two derivative complaints previously filed in the U.S. District Court for the Southern District Court of New York: Acosta v. Stewart, filed on October 10, 2002, and Sargent v. Martinez, filed on May 30, 2003.

     All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart’s reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart’s actions have jeopardized the Company’s intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart’s affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company’s payment of split-dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart’s insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste. The plaintiffs in Sargent further allege that the directors breached their fiduciary duties by (i) failing to take appropriate action to address Ms. Stewart’s wrongdoing; (ii) granting Ms. Stewart a bonus for 2002; and (iii) endorsing an amendment to the Company’s agreement with Ms. Stewart for the rental of certain properties.

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

     On May 19, 2003, the Company’s motion to dismiss the Consolidated Class Action Complaint was denied, and discovery in that action is ongoing. By stipulation of the parties, and an order of the court entered November 10, 2003, all claims asserted in the Consolidated Class Action Complaint pursuant to Section 20A (Insider Trading) of the Securities Exchange Act against the Individual Defendants, and all remaining claims against the Individual Defendants, other than Mr. Blatt and Ms. Patrick, have been dismissed without prejudice. On April, 17, 2003, the Company’s motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs’ submission of a demand to initiate litigation on the Company’s Board or a determination by the Federal District Court in the Acosta action (now the consolidated Sargent action) that such a demand is excused. On September 30, 2003, the Company’s motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam appealed the dismissal of the complaint to the Delaware Supreme Court. That appeal has been fully briefed and oral argument was held before the Delaware Supreme Court on February 2, 2004. The Delaware Supreme Court has not yet issued a decision on the appeal. The Sargent action has been stayed by order of the court pending resolution of the Beam appeal by the Delaware Supreme Court. The Richards action has been stayed by agreement of the parties pending resolution of the Beam appeal by the Delaware Supreme Court.

     While still in their early stages, we believe the Company has substantial defenses to the Consolidated Class Action Complaint and the derivative actions.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Markets for Registrant’s Common Equity and Related Stockholder Matters

Securities Matters

     Our Class A Common Stock is listed and traded on the New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis.

	Q1 2002	Q2 2002	Q3 2002	Q4 2002	Q1 2003	Q2 2003	Q3 2003	Q4 2003
High Sales Price	$20.93	$19.95	$12.75	$12.30	$10.48	$12.65	$9.49	$11.30
Low Sales Price	$14.19	$9.60	$6.29	$5.26	$7.10	$7.79	$7.56	$8.78

     As of March 1, 2004, there were 5,999 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. We believe that there is a significantly larger number of beneficial owners of our Class A Common Stock.

     We have not paid any dividends on our common stock and we have no intention to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	2,815,214	$11.77	—
Equity compensation plans not approved by security holders:
Options	—	—	—
Restricted Stock Units	992,373	—	—

Total	992,373	—	—

Total	3,807,587	—	8,184,902*

* These represent the aggregate number of shares which may be issued in connection with performance unit awards, restricted stock awards and other forms of equity-based compensation, in addition to stock options and stock appreciation rights and thus are not allocable among specific plans.

     On November 7, 2003, the Company completed two stock option exchange offers with its employees.

     One offer allowed certain employees to exchange stock options for restricted stock units. This offer resulted in the exchange of approximately 4.3 million stock options for the right to receive approximately 994,000 restricted stock units, with a total value of $10.8 million. The restricted stock units vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary of the grant. The company will amortize as an expense, beginning in the fourth quarter of 2003, the value of the restricted stock units over the two-year vesting period, net of cancellations due to employee terminations prior to vesting.

     The second offer allowed certain employees to exchange stock options for a cash award. This offer resulted in the exchange of approximately 575,000 stock options for the right to receive aggregate cash awards of $1.1 million, payable on or around June 30, 2004. The Company will amortize as expense, beginning in the fourth quarter of 2003, the total cash award to be paid over the approximate eight-month vesting period through June 30, 2004, net of cancellations due to employee terminations prior to vesting.

Item 6. Selected Financial Data

     The information required by this Item is set forth on page F-2 of this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is set forth on pages F-3 through F-12 of this Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     None.

Item 8. Financial Statements and Supplementary Data

     The information required by this Item is set forth on pages F-14 through F-35 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2004 (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

     The information required by this Item is set forth in our Proxy Statement under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” and is hereby incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements. See page F-1 of this Report.

	2.	Financial Statement Schedules. See page F-1 of this Report.

	3.	List of Exhibits:

Exhibit
Number		Exhibit Title
3.1	–	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	–	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	–	Form of Stockholders’ Agreement (incorporated by reference to the Registration Statement).

10.2	–	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement).†

10.2.1	–	Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).†

10.2.2	–	Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395 (the “June 2000 10-Q”)).†

10.3	–	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement).†

10.4	–	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).†

10.5	–	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).†

10.6	–	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7	–	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7.1	–	Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Annual Report on
Form 10-K for the year ended December 31, 2002, File Number 001-15395 (the “2002 10-K”)).

10.8	–	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to the Registration Statement).

10.9	–	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10	–	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

Exhibit
Number		Exhibit Title
10.10.1	–	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).

10.11	–	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File Number 001-15395 (the “June 2001 10-Q”)).

10.12	–	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q).

10.14.1	–	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000, File Number 001-15395 (the “2000 10-K”)).†

10.14.2	–	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001, File Number 001-15395 (the “2001 10-K”)).†

10.14.3	–	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to the 2002 10-K).

10.15	–	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, L.P., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd (incorporated by reference to the 2001 10-K).

10.17	–	Martha Stewart Living Omnimedia, Inc. 2002 Performance-Based Executive Bonus Plan (incorporated by reference to the 2002 10-K).†

10.18	–	Martha Stewart Living Omnimedia, Inc. 2003 Key Executive Bonus Plan.

21.0	–	List of Subsidiaries.

31.1	–	Certification of Annual Report on Form 10-K for the year ended December 31, 2003, by Sharon Patrick, Chief Executive Officer of Martha Stewart Living Omnimedia, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Annual Report on Form 10-K for the year ended December 31, 2003, by James Follo, Chief Financial and Administrative Officer of Martha Stewart Living Omnimedia, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002.

32	–	Certification under Section 906 of the Sarbanes-Oxley Act.

† Indicates management contracts and compensatory plans.

(b) Reports on Form 8-K:

Date Filed	Description

October 30, 2003	Current Report on Form 8-K was furnished to the

Securities and Exchange Commission regarding the Company’s financial results for the third quarter of 2003.

November 5, 2003	Current Report on Form 8-K was furnished to the Securities and Exchange Commission containing the transcript of the Company’s earnings conference call relating to its financial results for the third quarter of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ Sharon Patrick

Name: Sharon Patrick
Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Sharon Patrick	President, Chief Executive Officer and Director (Principal Executive Officer)

Sharon Patrick

/s/ James Follo	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

James Follo

/s/ Arthur C. Martinez	Director

Arthur C. Martinez

/s/ Thomas C. Siekman	Director

Thomas C. Siekman

/s/ Bradley E. Singer	Director

Bradley E. Singer

/s/ Jeffrey W. Ubben	Director

Jeffrey W. Ubben

Each of the above signatures is affixed as of March 15, 2004.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND OTHER
FINANCIAL INFORMATION

SELECTED FINANCIAL DATA

Five Years ended December 31,
(in thousands except per share data)

	2003	2002	2001(1)	2000	1999(2)
INCOME STATEMENT DATA
REVENUES
Publishing	$135,936	$182,600	$177,422	$175,774	$142,993
Television	25,704	26,680	29,522	32,464	30,590
Merchandising	53,395	48,896	35,572	24,345	20,200
Internet/Direct Commerce	30,813	36,873	46,094	49,739	36,004

Total revenues	$245,848	$295,049	$288,610	$282,322	$229,787

Operating income (loss)	(6,405)	19,993	37,064	31,707	22,322

Income (loss) from continuing operations	(1,923)	13,314	23,615	21,278	25,569

Loss from discontinued operations	(848)	(2,909)	(1,709)	—	—

Cumulative effect of accounting change	—	(3,137)	—	—	—

Net income (loss)	(2,771)	7,268	21,906	21,278	25,569

Pro forma net income (loss)	$(2,771)	$7,268	$21,906	$21,278	$11,692

PER SHARE DATA
Earnings per share:
Basic — Income from continuing operations	$(0.04)	$0.27	$0.49	$0.44
Basic — Loss from discontinued operations	(0.02)	(0.06)	(0.04)	—
Basic — Cumulative effect of accounting change	—	(0.06)	—	—

Basic — Net Income (loss)	$(0.06)	$0.15	$0.45	$0.44

Diluted — Income from continuing operations	$(0.04)	0.27	0.48	$0.43
Diluted — Loss from discontinued operations	(0.02)	(0.06)	(0.03)	—
Diluted — Cumulative effect of accounting change	—	(0.06)	—	—

Diluted — Net income (loss)	$(0.06)	$0.15	$0.45	$0.43

Weighted average common shares outstanding:
Basic	49,389	49,250	48,639	48,678
Diluted	49,389	49,343	49,039	49,623

FINANCIAL POSITION
Cash and cash equivalents	$165,566	$158,840	$87,968	$98,113	$154,749
Short-term investments	3,100	20,110	53,194	29,312	—
Total assets	309,102	324,542	311,621	297,414	281,771
Long-term debt	—	—	—	—	—
Shareholders’ equity	236,665	236,635	222,192	196,116	199,402

OTHER FINANCIAL DATA
Cash flow provided by (used in) operating activities	$(9,634)	$38,042	$19,389	$39,538	$28,304
Cash flow provided by (used in) investing activities	15,956	28,777	(31,941)	10,922	(102,393)
Cash flow provided by (used in) financing activities	404	4,053	2,407	(28,794)	108,165

1	2001 has been restated to reflect the results of the Wedding List as a discontinued operation.

2	Pro forma net income reflects the income taxes that would have been recorded had the Company been a “C” Corporation for the year 1999. In October 1999, the Company converted from a Limited Liability Company to a “C” Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

TRENDS, RISKS AND UNCERTAINTIES Since June 2002, public disclosure of various governmental investigations into Martha Stewart’s sale of non-Company stock and of the criminal and civil charges against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand labels are closely associated with Ms. Stewart, we have seen, since June 2002, substantial negative impacts on our business as a result of the uncertainty surrounding the resolution of these legal proceedings and associated negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to some of the adverse trends our business has experienced since June 2002.

On June 4, 2003, a federal grand jury in the United States District Court for the Southern District of New York indicted Ms. Stewart, then the Company’s Chairman and Chief Executive Officer, on charges of obstruction of an agency proceeding, making false statements to federal investigators, conspiracy, and securities fraud. That same day, the Securities and Exchange Commission (“SEC”) filed a civil complaint against Ms. Stewart, in the United States District Court for the Southern District of New York, alleging violations of federal securities law. On July 10, 2003, the SEC action was stayed until further order of the court. Following the indictment, Ms. Stewart resigned her positions as Chairman and Chief Executive Officer, but retained her roles as a director and the Company’s Chief Creative Officer.

On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning her personal sale of non-Company stock. Ms. Stewart is scheduled to be sentenced on June 17, 2004. On March 15, 2004, Ms. Stewart resigned her positions as a director and Chief Creative Officer of the Company, and assumed the position of Founding Editorial Director, a non-officer position.

The Company is carefully evaluating the responses of customers, advertisers, and business partners to the outcome of Ms. Stewart’s trial, in order to assess the potential impact upon the Company’s portfolio of assets and make appropriate decisions with respect to the Company’s business operations and strategy. In light of the results of this assessment, the Company may consider and implement a broad range of business initiatives and strategic alternatives. These may include, without limitation, the rebranding of certain assets, changes in core content areas, new business initiatives, development of new expert personalities, changes in relationships with strategic partners, disposition of certain products, assets and businesses, and cost reduction initiatives, including staffing reductions and other business efficiencies.

Although we are unable to predict the effect of the outcome of Ms. Stewart’s trial on our business, we anticipate that, among other things, we may experience declines in circulation results and advertising revenues, softness in our Internet/Direct Commerce business and softness in sales of licensed products by our merchandising partners. In addition, we may be deprived of Ms. Stewart’s services for a period of time. We may experience further material adverse impacts as a result of the trial outcome, including, without limitation, additional litigation, additional expenses relating to corporate communications and corporate professional fees and loss of key personnel. We may sustain substantial operating losses in future periods and our cash position may be materially adversely affected.

In 2003, prior to the resolution of Ms. Stewart’s criminal proceeding, we decided to lower the rate base (the number of copies per issue we guarantee to advertisers) for Martha Stewart Living magazine from 2.3 million to 1.8 million copies per issue, effective with the January 2004 issue. Although this reduction will result in lower advertising rates and lower circulation revenue for Martha Stewart Living magazine, we expect to achieve cost savings through reduced magazine production and distribution costs and reduction of incremental circulation acquisition costs all as a result of the rate base change. However, as a result of the outcome of Ms. Stewart’s trial,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we cannot predict the extent of any further declines in advertising revenues resulting from adverse reactions to the outcome or the extent, if any, to which such declines may negate our expected cost savings from our rate base change.

Our Merchandising segment is highly dependent on Kmart Corporation, which emerged in May 2003 from operating under Chapter 11 of the United States Bankruptcy Code. To the extent that Kmart is unable to continue to operate outside of bankruptcy protection, we might need to secure alternative domestic distribution for our Martha Stewart Everyday product lines. If such distribution of our products were not secured on comparable terms it would have a material adverse effect on our results of operations. As described in the section “Legal Proceedings,” Kmart has commenced litigation disputing its obligation under its license agreement with the Company to make minimum royalty payments based upon sales by individual product categories.

In 2003, in our Television business, the Martha Stewart Living program reached approximately 90% of all U.S. television households. During 2003, the program was also broadcast in Canada by Alliance Atlantis Broadcasting, Inc. over its Life Network cable channel and HGTV Canada for which we were compensated with a license fee. This agreement expired on December 31, 2003 and was not renewed. We have experienced substantial declines in coverage of the program as a result of the outcome of Ms. Stewart’s trial. Since March 5, 2004, the availability of the program has declined to approximately 50% of U.S. television households. In light of developments, we are evaluating future strategic actions with respect to our Television business. However, we currently intend to continue to make available a combination of new material, existing unused material and repurposed programming for the remainder of the current season.

Additionally, there can be no assurance that we will be able to sustain historical levels of license fees obtained from our other syndicated and other programming in the segment in the future. Certain contracts relating to our cable television shows expired on December 31, 2003 and were not renewed. The combined impact of lower license fees, reduction in household coverage of our flagship syndicated television program, and contract expirations will likely result in losses in the Television segment during the next twelve months.

On November 7, 2003, the Company completed two stock option exchange offers with its employees.

One offer allowed certain employees to exchange stock options for restricted stock units. This offer resulted in the exchange of approximately 4.3 million stock options for approximately 994,000 restricted stock units, with a total value of $10.8 million. The restricted stock units vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary of the grant. The company began amortizing as an expense, beginning in the fourth quarter of 2003, the value of the restricted stock units over the two-year vesting period, net of cancellations due to employee terminations prior to vesting.

The second offer allowed certain employees to exchange stock options for a cash award. This offer resulted in the exchange of approximately 575,000 stock options for aggregate cash awards of $1.1 million, payable on or around June 30, 2004. The Company began amortizing as an expense, beginning in the fourth quarter of 2003, the total cash award to be paid over the approximate eight-month vesting period through June 30, 2004, net of cancellations due to employee terminations prior to vesting.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Total Company revenues for the year ended December 31, 2003 were $245.8 million compared to $295.0 million in the prior year period. Operating income (loss) for the year ended December 31, 2003 was a loss of ($6.4) million, compared to operating profit of $20.0 million in the year ago period. The prior year results include a restructuring charge of $7.7 million related to the restructuring of the Company’s Internet/Direct Commerce segment.

Publishing revenue declined $46.7 million, or 25.6% in 2003, due principally to a decline in advertising and circulation revenue in Martha Stewart Living magazine primarily resulting from the negative impact of various governmental investigations into Ms. Stewart. The decline in revenue was partially offset by revenue from Everyday Food, a new publication launched in the third quarter of 2003. The revenue reduction in Martha Stewart Living magazine, and to a lesser extent, the Company’s focus on maintaining product quality and brand vitality, were the primary drivers behind the company’s overall reduction in profitability. Operating profit in this business segment declined from $62.5 million in 2002 to $19.6 million in 2003. The decline in operating profit was mitigated, in part, by the successful restructuring of the Internet/Direct Commerce segment, initiated in the early part of 2003 as well as the results in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Merchandising segment. The restructuring of the Internet/Direct Commerce segment led to a smaller, more productive merchandising assortment, reduced staffing levels, lower catalog circulation, and generally lower fixed costs. This restructuring led to a decline in revenue and a reduced operating loss. The operating loss in this segment improved from a loss of $37.2 million in 2002 to a loss of $16.0 million in 2003. The prior year amount includes a restructuring charge of $7.7 million. Excluding the charge in 2002, the operating loss of the Internet/Direct Commerce segment would have been $29.6 million. The improvement in the operating profit of the Merchandising segment from $33.0 million in 2002 to $37.7 million in 2003 was largely due to our contractual relationship with Kmart which resulted in higher royalty revenue due to the company receiving payments based on the contractual aggregative minimum amounts (excluding category minimums). This business segment operates with a high degree of operating leverage, and therefore, the additional revenue generated from the contractual minimums directly improves operating profit.

The Company continues to maintain its favorable liquidity position with cash and short-term investments totaling $168.7 million. The Company continues to be debt free.

REVENUES Total revenues decreased $49.2 million, or 16.7%, to $245.8 million for the year ended December 31, 2003, from $295.0 million for the year ended December 31, 2002. Publishing revenues decreased $46.7 million, or 25.6%, to $135.9 million for the year ended December 31, 2003, from $182.6 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in advertising revenues of $37.0 million, a decrease in circulation revenues of $6.3 million, and decreased revenues from our book business of $3.3 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as lower advertising revenues from Special Interest Publications, and lower advertising rates in Martha Stewart Living. These declines were partially offset by advertising revenues related to a new publication, Everyday Food. The decrease in circulation revenues primarily resulted from lower newsstand and subscription revenues from Martha Stewart Living magazine, due to lower newsstand units sold and lower subscription pricing, partially offset by circulation revenues from Everyday Food magazine. Television revenues decreased $1.0 million, or 3.7%, to $25.7 million for the year ended December 31, 2003, from $26.7 million for the year ended December 31, 2002. The decrease is primarily attributable to lower revenue from our syndicated daily program of $1.6 million due to lower license fee revenue as a result of a more competitive market environment, partially offset by higher advertising revenue, due in part to an adjustment to the audience under delivery reserve of the nationally syndicated daily show related to prior seasons. This reduction was partially offset by higher cable revenues of $1.1 million under existing licensing agreements. Merchandising revenues increased $4.5 million, or 9.2%, to $53.4 million for the year ended December 31, 2003, from $48.9 million for the year ended December 31, 2002, primarily due to the contractual minimum royalty amount due from Kmart. Revenues recorded under the contractual guarantee were $10.2 million (excluding category minimums) higher than actual royalties earned during the period. We expect the minimum guarantees will exceed actual royalties earned from retail sales through the remainder of the life of the agreement. Earned royalties declined on a year-over-year basis principally due to store closings, as well as the elimination of live plants in the Martha Stewart Everyday Garden Line at Kmart and lower same store sales, partially offset by an increase in royalty rate in the current period. The royalty rate under our agreement with Kmart increased 9% on February 1, 2003 and 5% on February 1, 2004. Revenue from Kmart represented approximately 86% of total segment revenue for the year ended December 31, 2003. Royalty revenues from sales of products at Zellers in Canada was nominal in the current period due to the early 2003 expiration of our licensing agreement. In September 2003, we began selling Martha Stewart Everyday products in Canada through an agreement with Sears Canada. Royalty revenue from the sales of Martha Stewart Signature products increased $2.2 million for the period ended December 31, 2003. Kmart emerged from bankruptcy on May 6th, 2003. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and an additional 316 stores in 2003. The contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. As of December 31, 2003, we had an amount due from Kmart in the amount of $18.5 million, $10.2 million of which relates to the aggregate minimum guarantees (excluding category minimums). The shortfall in category minimum royalties was not included in revenues. This receivable was paid in full subsequent to year-end. Internet/Direct Commerce revenues decreased $6.1 million, or 16.4%, to $30.8 million for the year ended December 31, 2003, from $36.9 million for the year ended December 31, 2002 due to lower advertising revenue and lower commerce sales. The lower commerce sales are due generally to lower catalog circulation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Magazine Publication Schedule

Year ended December 31, :

	2003	2002
Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings	Four Issues	Four Issues
Everyday Food	Eight Issues	None
Special Interest Publications	Seven Issues	Seven Issues

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses decreased $25.3 million, or 15.6%, to $136.4 million for the year ended December 31 2003, from $161.6 million for the year ended December 31, 2002. Internet/Direct Commerce costs decreased $16.8 million. Reduced costs in the segment reflect lower cost of goods sold of $5.5 million due to the successful disposition of previously written down obsolete and slow moving inventory, as well as the impact of lower overall commerce revenue due principally to lower catalog circulation. The segment also benefited from lower fulfillment costs of $4.2 million due to lower commerce revenue explained above as well as improved operating and distribution efficiencies, and lower catalog production costs of $2.6 million due to the lower circulation previously mentioned. The segment continued to benefit from the first quarter restructuring which reduced headcount and lowered technology costs. Publishing segment costs decreased $10.0 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due mainly to a lower number of pages printed per issue, partially offset by the additional costs associated with the publication of eight issues of Everyday Food. In addition, the costs associated with our book business declined $1.1 million. Television costs increased $1.6 million, or 9.0%, principally due to higher production costs recognized in the period due principally to higher staffing costs and the prior year benefit of extending a cable television programming agreement which resulted in the recognition of less production costs in the period. Merchandising costs decreased $0.4 million or 4.7% due to good cost control.

SELLING AND PROMOTION Selling and promotion expenses increased $7.3 million, or 16.4%, to $51.7 million for the year ended December 31, 2003, from $44.4 million for the year ended December 31, 2002. Publishing segment costs increased $5.6 million, or 14.2%, resulting primarily from circulation acquisition costs relating to Everyday Food, partially offset by lower spending related to Martha Stewart Living magazine. Television segment costs increased $1.0 million, resulting primarily from higher marketing and promotion expenses related to the syndicated programs. Corporate costs increased $0.7 million as a result of media spending relating to a corporate promotion program.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased $4.8 million, or 9.7%, to $54.5 million for the year ended December 31, 2003, from $49.7 million for the year ended December 31, 2002. Corporate costs increased $4.7 million, or 13.5%, principally resulting from higher insurance costs of $2.2 million, and higher employee-related costs, including the November exchange offers.

DEPRECIATION AND AMORTIZATION Depreciation and amortization decreased $2.0 million, or 16.9%, to $9.7 million for the year ended December 31, 2003, from $11.6 million for the year ended December 31, 2002. The decrease is primarily due to lower depreciation associated with the Company’s website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment. In the fourth quarter of 2003, the Company reduced the net carrying value of certain assets located in our Connecticut television studio by $1.7 million. This amount was charged to depreciation and partially offset the decrease referred to above.

INTEREST INCOME, NET Interest income, net, was $1.4 million for the year ended December 31, 2003, compared with $2.1 million for the year ended December 31, 2002. Higher average cash balances throughout the year were more than offset by lower interest yields on cash and short-term investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX BENEFIT (PROVISION) Income tax benefit for the year ended December 31, 2003 was $3.0 million, representing a 61.3% effective income tax rate, compared to an income tax provision of $8.8 million representing an effective income tax rate of 39.8% for the year ended December 31, 2002. The effective income tax rate for the year ended December 31, 2003 reflects a federal tax rate of 35%, without giving benefit to state income tax carry-backs, but allowing for the benefit of certain book-tax differences. These book-tax differences adjust for such items as non-taxable interest income, which in the current period is a disproportionate share of current period income, therefore, skewing the effective tax rate. The effective tax rate is further distorted by the favorable resolution of an international withholding tax issue. State income tax benefits available to the Company resulting from the carry-back of losses to prior years is limited. Accordingly, the Company has not recognized any state tax benefit for the year ended December 31, 2003.

LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $0.8 million for the year ended December 31, 2003, compared to $2.9 million from the same operations for the year ended December 31, 2002. Discontinued operations represent the operations of The Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related and include a lease impairment charge which writes down the current value of the lease to its fair market value.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE In 2002, as part of the implementation of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company completed the initial impairment tests in the second quarter of 2002 which resulted in a charge of approximately $5 million ($3.1 million after taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment attributable to its 2001 acquisition of The Wedding List.

NET INCOME (LOSS) Net loss was ($2.8) million for the year ended December 31, 2003, compared to a net income of $7.3 million for the year ended December 31, 2002, as a result of the above-mentioned factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

REVENUES Total revenues increased $6.4 million, or 2.2%, to $295.0 million for the year ended December 31, 2002, from $288.6 million for the year ended December 31, 2001. Publishing revenues increased $5.2 million, or 2.9%, to $182.6 million for the year ended December 31, 2002, from $177.4 million for the year ended December 31, 2001. In Publishing, advertising revenue increased $3.5 million as a result of higher advertising pages and rates in Martha Stewart Living magazine of $6.8 million, partially offset by lower advertising revenue of $3.6 million from our Special Interest Publications due to lower advertising rates primarily attributable to a reduction in single advertiser sponsorship. Circulation revenue increased $0.8 million for the year ended December 31, 2002, primarily as a result of increased newsstand revenue from Martha Stewart Weddings and Special Interest Publications of $1.6 million, partially offset by lower newsstand revenues from Martha Stewart Living magazine of $0.3 million. In 2002 and 2001, Martha Stewart Living magazine was published twelve times annually, Martha Stewart Weddings was published four times annually and the Company published seven Special Interest Publications in each year. Television revenues decreased $2.8 million, or 9.6%, to $26.7 million for the year ended December 31, 2002, from $29.5 million for the year ended December 31, 2001. The decrease is due primarily to the absence of a holiday special in December 2002, which accounted for $2.9 million of the decline, as well as lower advertising revenues of $2.3 million resulting from lower advertising rates and lower ratings from our syndicated daily program. Additionally, the loss of the company’s airtime on CBS’ The Early Show contributed an additional $0.4 million decline. This reduction was partially offset by higher cable revenue of $2.0 million primarily due to new cable television programming, and higher license fees from the syndicated show of $0.5 million. Merchandising revenues increased $13.3 million, or 37.5%, to $48.9 million for the year ended December 31, 2002, from $35.6 million for the year ended December 31, 2001, primarily as a result of an increase in royalty rate under our new agreement with Kmart Corporation, effective August 1, 2001, and revenues received from new product introductions, partially offset by Kmart store closures and lower year-over-year comparable store sales trends. The royalty rate under our agreement with Kmart increased on August 1, 2001, February 1, 2002, and again on February 1, 2003. Because of a change, effective August 1, 2001, in the manner in which our royalty is calculated, from product cost basis to retail sales basis, precise quantification of the impact of the increased royalty rate is not practicable. In 2002, Kmart closed 283 stores and in early 2003 closed an additional 316 stores. Internet/Direct Commerce revenues decreased $9.2 million, or 20.0%, to $36.9 million for the year ended December 31, 2002, from $46.1 million for the year ended December 31, 2001, due primarily to decreased revenue from product sales of $8.4 million, resulting from lower catalog circulation, internet site traffic and overall lower customer demand for product offerings.

PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses increased $5.4 million, or 3.5%, to $161.6 million for the year ended December 31, 2002, from $156.2 million for the year ended December 31, 2001. Publishing segment costs increased $4.0 million reflecting higher compensation costs of $2.7 million, increased magazine distribution costs of $1.8 million, due to both higher postal rates and larger book size, and higher printing costs of $1.2 million. These increases were partially offset by lower paper costs of $1.2 million primarily due to lower paper prices. Television costs decreased $3.2 million, or 15.6%, due primarily to lower distribution fees of $1.4 million, primarily related to the absence of a holiday special in 2002, and lower program production costs of $1.8 million, primarily relating to the absence of a holiday special in 2002 and lower production costs recognized in the period due to the amortization effect of signing a new cable licensing arrangement. Merchandising costs increased $8.0 million, principally due to the elimination of certain cost reimbursements of $6.1 million from Kmart Corporation as part of our new agreement, which commenced in August 2001, as well as to costs related to the development and launch of our new Martha Stewart Signature product lines. Internet/Direct Commerce costs decreased $3.3 million primarily due to lower cost of goods sold of $1.6 million, resulting from lower product sales, lower catalog production and distribution costs of $0.9 million, resulting from lower catalog circulation, and lower product fulfillment costs of $0.6 million. Gross margin on product sales declined in 2002 as a result of higher levels of discounted inventory disposition.

SELLING AND PROMOTION Selling and promotion expenses increased $3.6 million, or 8.7%, to $44.4 million for the year ended December 31, 2002, from $40.8 million for the year ended December 31, 2001. Publishing segment costs increased $4.7 million, or 13.4%, resulting primarily from higher circulation acquisition and renewal costs of $2.8 million, higher compensation costs of $1.4 million, and higher bad debt expense of $0.6 million. Internet/Direct Commerce segment costs decreased $2.0 million, resulting primarily from lower advertising and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

promotion expense. Merchandising segment costs increased $0.6 million related to the launch of our new Martha Stewart Signature product lines.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased $7.5 million, or 17.9%, to $49.7 million for the year ended December 31, 2002, from $42.1 million for the year ended December 31, 2001. The increase is a result of higher expenses of $4.4 million of legal, corporate communication and other expenses primarily resulting from corporate matters associated with various investigations related to a personal stock sale by the Company’s former Chairman and Chief Executive Officer and higher incentive compensation of $1.5 million. In addition, the elimination of the Kmart expense reimbursement in August 2001 was responsible for $1.4 million of the increase.

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

INCOME TAX PROVISION Income tax provision for the year ended December 31, 2002, was $8.8 million, representing a 39.8% effective income tax rate as compared with $17.3 million and an effective rate of 42.3% for the year ended December 31, 2001. The effective income tax rate in 2002 reflects lower non-deductible costs relative to the 2001 period.

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

NET INCOME Net income was $7.3 million for the year ended December 31, 2002, compared to net income of $21.9 million for the year ended December 31, 2001, as a result of the previously mentioned factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $165.6 million and $158.8 million and short-term investments were $3.1 million and $20.1 million at December 31, 2003 and 2002, respectively.

Cash flows provided by (used in) operating activities were ($9.6) million, $38.0 million and $19.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, cash flows used in operating activities was primarily due to an increase in working capital, partially offset by depreciation and amortization of $9.7 million. Cash used by changes in operating assets and liabilities in 2003 is primarily a result of decreased accounts payable and accrued liabilities, deferred subscription income and an increase in accounts receivable, partially offset by a decrease in inventory. Cash flows from operating activities in 2002 resulted primarily from net income from continuing operations before cumulative effect of accounting change of $13.3 million, in addition to non-cash charges totaling $16.3 million primarily related to depreciation and amortization of $11.6 million, and impairment related charges of $6.1 million, as well as $8.4 million of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a result of decreases in accounts receivable, inventories, and an increase in accounts payable and accrued liabilities, partially offset by a decrease in deferred subscription income. In 2001, cash flows from operating activities resulted primarily from net income from continuing operations of $23.6 million, in addition to non-cash charges totaling $12.9 million primarily related to depreciation and amortization, partially offset by cash used by changes in operating assets and liabilities. Cash used by changes in operating assets and liabilities in 2001 is primarily a result of decreased accounts payable and accrued liabilities and income taxes payable.

Cash flows provided by (used in) investing activities were $16.0 million, $28.8 million and $(31.9) million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows provided by investing activities in 2003 resulted from the sale of short-term investments of $17.0 million, partially offset by capital expenditures of $1.1 million. Cash flows provided by investing activities in 2002 reflect the net sale of short-term investments of $33.1 million, partially offset by capital expenditures of $4.3 million. Cash flows used in investing activities in 2001 reflect a net decrease in short-term investments of $10.8 million, capital expenditures of $17.3 million, primarily for our website technology upgrade project and $3.9 million used to acquire The Wedding List. We expect capital expenditures in 2004 to be less than $2.0 million.

Cash flows provided from financing activities were $0.4 million, $4.1 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows provided from financing activities in 2002 and 2001 were primarily due to proceeds received from exercise of stock options.

We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of December 31, 2003, we had no outstanding borrowings under this facility.

We believe that our available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

The Company’s commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in footnote 11 to the consolidated financial statements on page F-28.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, in our Publishing segment, the publication schedule of Special Interest Publications can vary from quarter to quarter. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

circulation and consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, the Company records the difference between royalties paid by Kmart and the minimum contractual amounts due under the contract in the fourth quarter.

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

We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity:

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is made by our strategic partners on a quarterly basis. We generally recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of the year. In light of a dispute with Kmart regarding category minimum royalties, we have not included the shortfall in category minimum royalties in revenues.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge.

In the fourth quarter of 2003, the Company reduced the net book value of certain long-lived assets within the Television segment to zero, by accelerating the depreciation and amortization of these assets by $1.7 million in the quarter. The adjustment was based upon the current fair value estimate of the assets written down.

The Company has invested a total amount of approximately $16.3 million in the development of its website through December 31, 2002. In the fourth quarter of 2002, as a result of a plan to scale down certain operations within our Internet/Direct Commerce segment, the Company recorded an impairment charge of $6.1 million against the cost of the website.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, Martha Stewart Living Omnimedia, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

New York, New York

February 6, 2004

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001
(in thousands except per share data)

	2003	2002	2001
REVENUES
Publishing	$135,936	$182,600	$177,422
Television	25,704	26,680	29,522
Merchandising	53,395	48,896	35,572
Internet/Direct Commerce	30,813	36,873	46,094

Total revenues	245,848	295,049	288,610

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	136,370	161,644	156,213
Selling and promotion	51,722	44,423	40,849
General and administrative	54,492	49,666	42,118
Depreciation	9,669	11,631	9,179
Amortization of intangible assets	—	—	3,187
Restructuring charge	—	7,692	—

Total operating costs and expenses	252,253	275,056	251,546

OPERATING INCOME (LOSS)	(6,405)	19,993	37,064
Interest income, net	1,439	2,120	3,859

INCOME (LOSS) BEFORE INCOME TAXES	(4,966)	22,113	40,923
Income tax provision (benefit)	(3,043)	8,799	17,308

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND LOSS FROM DISCONTINUED OPERATIONS	(1,923)	13,314	23,615

Loss from discontinued operations, net of tax benefit of $589 in 2003, $1,939 in 2002 and $1,253 in 2001	(848)	(2,909)	(1,709)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,771)	10,405	21,906
Cumulative effect of accounting change, net of tax benefit of $2,015	—	(3,137)	—

NET INCOME (LOSS)	$(2,771)	$7,268	$21,906

EARNINGS PER SHARE
Basic — Income (loss) from continuing operations	$(0.04)	$0.27	$0.49
Basic — Loss from discontinued operations	(0.02)	(0.06)	(0.04)
Basic — Cumulative effect of accounting change	—	(0.06)	—

Basic — Net income (loss)	$(0.06)	$0.15	$0.45

Diluted — Income (loss) from continuing operations	(0.04)	0.27	0.48
Diluted — Loss from discontinued operations	(0.02)	(0.06)	(0.03)
Diluted — Cumulative effect of accounting change	—	(0.06)	—

Diluted — Net income (loss)	$(0.06)	$0.15	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,389	49,250	48,639
Diluted	49,389	49,343	49,039

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(in thousands except per share data)

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$165,566	$158,840
Short-term investments	3,100	20,110
Accounts receivable, net	39,758	37,796
Inventories, net	7,485	8,654
Deferred television production costs	3,465	4,179
Deferred income taxes	10,682	7,028
Other current assets	4,422	4,756

Total current assets	234,478	241,363

PROPERTY, PLANT AND EQUIPMENT, net	22,673	31,288

INTANGIBLE ASSETS, net	44,257	44,257

DEFERRED INCOME TAXES	3,224	2,827

OTHER NONCURRENT ASSETS	4,470	4,807

Total assets	$309,102	$324,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,628	$40,517
Accrued payroll and related costs	10,360	9,385
Income taxes payable	167	323
Current portion of deferred subscription income	23,833	24,932

Total current liabilities	60,988	75,157

DEFERRED SUBSCRIPTION INCOME	7,133	7,715
OTHER NONCURRENT LIABILITIES	4,316	5,035

Total liabilities	$72,437	$87,907

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized: 19,628 and 19,342 shares issued in 2003 and 2002, respectively	196	194
Class B common stock, $.01 par value, 150,000 shares authorized; 30,059 and 30,295 shares outstanding in 2003 and 2002, respectively	301	303
Capital in excess of par value	183,744	181,629
Unamortized restricted stock	(307)	(993)
Retained earnings	53,506	56,277

	237,440	237,410
Less Class A treasury stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	236,665	236,635

Total liabilities and shareholders’ equity	$309,102	$324,542

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Class A common stock		Class B common stock		Capital in Excess of Par	Unamortized Restricted	Retained	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Value	Stock	Earnings	Shares	Amount	Total
Balance at January 1, 2001	14,559	$146	33,888	$339	$168,528	—	$27,103	—	—	$196,116
Net income	—	—	—	—	—	—	21,906	—	—	21,906
Conversion of shares	269	3	(269)	(3)	—	—	—	—	—	—
Issuance of shares for stock options	332	3	—	—	3,179	—	—	—	—	3,182
Repurchase of common stock	—	—	—	—	—	—	—	(59)	(775)	(775)
Tax benefit from the exercise of stock options	—	—	—	—	1,763	—	—	—	—	1,763

Balance at December 31, 2001	15,160	152	33,619	336	173,470	—	49,009	(59)	(775)	222,192
Net income	—	—	—	—	—	—	7,268	—	—	7,268
Conversion of shares	3,324	33	(3,324)	(33)	—	—	—	—	—	—
Issuance of shares for stock options	673	7	—	—	4,046	—	—	—	—	4,053
Tax benefit from the exercise of stock options	—	—	—	—	2,861	—	—	—	—	2,861
Issuance of restricted stock	185	2	—	—	1,252	(1,254)	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	261	—	—	—	261

Balance at December 31, 2002	19,342	194	30,295	303	181,629	(993)	56,277	(59)	(775)	236,635
Net loss	—	—	—	—	—	—	(2,771)	—	—	(2,771)
Issuance of shares for stock options	316	2	—	—	402	—	—	—	—	404
Shares returned on net treasury basis			(236)	(2)	2					—
Tax benefit from the exercise of stock options	—	—	—	—	871	—	—	—	—	871
Return of restricted stock	(30)	—	—	—	(203)	203	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1,043	—	—	—	—	1,043
Amortization of restricted stock	—	—	—	—	—	483	—	—	—	483

Balance at December 31, 2003	19,628	$196	30,059	$301	$183,744	$(307)	$53,506	(59)	$(775)	$236,665

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,771)	$7,268	$21,906
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	5,040	—
Non-cash loss from discontinued operations	325	1,429	399
Restructuring charge	—	7,692	—
Depreciation	9,669	11,631	9,179
Amortization of intangible assets	—	—	3,187
Deferred income tax (benefit) expense	(4,052)	(4,788)	108
Tax benefit from stock option exercises	871	2,861	1,763
Amortization of restricted stock and restricted stock units	1,526	261	—

Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	(1,962)	7,833	3,424
Inventories	1,169	2,693	(3,242)
Other current assets	334	(756)	(2,163)
Deferred television production costs	714	(552)	322
Other non-current assets	337	(341)	(528)
Accounts payable and accrued liabilities	(13,238)	2,560	(11,993)
Income taxes payable	(156)	323	(2,590)
Deferred subscription income	(1,681)	(5,148)	400
Other non-current liabilities	(719)	36	(783)

Net cash provided by (used in) operating activities	(9,634)	38,042	19,389

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,054)	(4,307)	(17,283)
Purchases of short-term investments	—	(24,216)	(98,722)
Sales of short-term investments	17,010	57,300	87,936
Acquisition of business	—	—	(3,872)

Net cash provided by (used in) investing activities	15,956	28,777	(31,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	404	4,053	3,182
Repurchase of common stock	—	—	(775)

Net cash provided by financing activities	404	4,053	2,407

Net increase (decrease) in cash	6,726	70,872	(10,145)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	158,840	87,968	98,113

CASH AND CASH EQUIVALENTS, END OF YEAR	$165,566	$158,840	$87,968

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

1 THE COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading creator of original “how-to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company’s magazine operations, and also its book, radio and newspaper operations. The Television segment consists of the Company’s television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, Canada, Japan (and certain other international markets). The Merchandising segment consists of the Company’s operations related to the design of, and licensing of certain of the Company’s trademarks in connection with, merchandise and related promotional and packaging materials that are distributed by the Company’s retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company’s operations relating to Martha Stewart – The Catalog for Living and the website marthastewart.com.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

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

Intangible Assets

Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test. The Company completed the initial impairment test in the second quarter of 2002 which resulted in a charge of $5,040 ($3,137 net of income taxes) to reduce the carrying value of its goodwill related to The Wedding List. The remaining intangible assets of $44,257 represent gross carrying value of $59,009 of goodwill of the Publishing segment less related accumulated amortization of $14,752. The Company performs its fair-value based test annually in the fourth quarter. No additional impairments have been recorded as a result of these tests.

The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have changed to the adjusted amounts indicated below for the twelve months ended:

2001
Income from continuing operations before loss from discontinued operations, as reported	$23,615
Goodwill amortization	3,187

Adjusted income from continuing operations before loss from discontinued operations	26,802
Loss from discontinued operations, net of income tax	(1,709)

Adjusted net income	$25,093

Basic per share information:
Income from continuing operations before loss from discontinued operations, as reported	$0.49
Goodwill amortization	0.07

Adjusted income from continuing operations before loss from discontinued operations	0.55
Loss from discontinued operations	(0.04)

Adjusted net income	$0.52

Diluted per share information:
Income from continuing operations before loss from discontinued operations, as reported	$0.48
Goodwill amortization	0.06

Adjusted income from continuing operations before loss from discontinued operations	0.55
Loss from discontinued operations	(0.03)

Adjusted net income	$0.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

Inventories

Inventories consisting of paper and product merchandise are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs

Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.

Reclassification Adjustments

Certain prior year financial information has been reclassified to conform with fiscal 2003 financial statement presentation.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding and the vesting of restricted shares. For the years ended December 31, 2003, 2002, and 2001 the dilutive effect of stock options included in the determination of diluted weighted average common shares outstanding were approximately 128,000, 375,000, and 401,000 respectively. The antidilutive options excluded from this amount totaled 1,069,000, 4,409,000 and 5,014,000 with a weighted average exercise price of $9.15, $13.58, and $19.05 in 2003, 2002, and 2001, respectively.

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

On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning a personal sale of non-Company stock. Management is currently unable to predict the effect of the outcome of Ms. Stewart’s trial on the Company’s business, although management anticipates that the Company may experience declines in circulation results and advertising revenues, softness in its Internet/Direct Commerce business and softness in sales of licensed products by its merchandising partners. Since March 5, 2004, the Company has experienced substantial declines in coverage of its syndicated television program. While the Company does not believe the conviction of Ms. Stewart affects the carrying amounts of its assets and liabilities on its December 31, 2003 balance sheet, uncertainties exist with respect to projections of future operating results which could impact the realization of certain of the Company’s assets in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

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

	2003	2002	2001
Risk-free interest rates	2.94%	4.11%	4.82%
Dividend yields	Zero	Zero	Zero
Expected volatility	137%	134%	57%
Expected option life	6 years	6 years	6 years
Average fair market value per option granted	$8.51	$9.24	$9.58

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net income (loss) for the years ended December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001
Net income (loss), as reported	$(2,771)	$7,268	$21,906
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,658	9,762	7,307

Pro forma net income (loss)	$(10,429)	$(2,494)	$14,599

Earnings (loss) per share:
Basic – as reported	$(0.06)	$0.15	$0.45
Basic – pro forma	$(0.21)	$(0.05)	$0.30
Diluted – as reported	$(0.06)	$0.15	$0.45
Diluted – pro forma	$(0.21)	$(0.05)	$0.30

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“Issue 00-21”). Issue 00-21 provides guidance for determining the unit(s) of accounting in arrangements that include multiple products, services, and/or rights to use assets. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted Issue 00-21 effective July 1, 2003. The guidance in EITF 00-21 has not modified our previous accounting for transactions that includes multiple deliverables.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and, Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that, at the inception of certain types of guarantees, the guarantor must disclose and cognize a liability for the fair value of the obligation it assumes under the guarantee. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

initial recognition and measurement requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The additional disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued before December 31, 2002. Effective January 1, 2003, we have adopted the disclosure and initial recognition and initial measurement provisions of FIN No. 45 and the application of FIN No. 45 has not had an effect on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 effective July 1, 2003 and the adoption did not have an effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

     3 ACCOUNTS RECEIVABLE, NET

     The components of accounts receivable at December 31, 2003 and 2002 are as follows:

	2003	2002
Advertising	$14,204	$22,554
Newsstand	238	639
Licensing	21,670	12,095
Other	5,557	6,706

	41,669	41,994
Less: reserve for credits and uncollectible accounts	1,911	4,198

	$39,758	$37,796

As of December 31, 2003 and 2002, accounts receivable from Kmart were approximately $18,500 and $7,769, respectively. Substantially all amounts outstanding from Kmart as of December 31, 2003 have been collected subsequent to the year end.

4 INVENTORIES

The components of inventories at December 31, 2003 and 2002 are as follows:

	2003	2002
Paper	$4,610	$4,861
Product merchandise	4,801	8,887

	9,411	13,748
Less: reserve for obsolete and excess inventory	1,926	5,094

	$7,485	$8,654

5 PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment at December 31, 2003 and 2002 are as follows:

	2003	2002
Studios and equipment	$6,729	$6,728
Furniture, fixtures and equipment	10,402	10,212
Computer hardware and software	27,141	26,304
Leasehold improvements	20,390	20,364

	64,662	63,608
Less: accumulated depreciation and amortization	41,989	32,320

	$22,673	$31,288

Included in the $41,989 of accumulated depreciation at December 31, 2003 is $1.7 million of depreciation expense recognized in the fourth quarter of 2003 to reduce the net carrying value of certain assets located in our Connecticut television facility. Depreciation expense was $9,669, $11,631, and $9,179, for the years ended December 31, 2003, 2002 and 2001, respectively. Included in property, plant and equipment are assets that were acquired under capital leases in the amount of $7,781. As of December 31, 2003, these assets are depreciated in full and the capital lease obligations have been satisfied.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

6 LINE OF CREDIT

The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $10,000 with an interest rate equal to LIBOR plus 1% per annum and an expiration date of June 30, 2004. The agreement also requires the Company to pay a commitment fee equal to one-quarter of 1% per annum of the unused available borrowings. As of December 31, 2003, the Company did not have any amounts outstanding under this agreement.

7 STOCKHOLDERS’ EQUITY

Common Stock

The Company has two classes of common stock outstanding. The Class B common stock is identical in all respects to Class A common stock, except with respect to voting and conversion rights. Each share of Class B common stock entitles its holder to 10 votes and is convertible on a one-for-one basis to Class A stock at the option of the holder and automatically upon most transfers.

Stock Repurchases

In September 2001, the Board of Directors authorized the repurchase of up to $5,000 of the Company’s outstanding common stock. Pursuant to the program, purchases of stock may be made from time to time, in the open market, subject to market conditions and at prevailing market prices. During the year ended December 31, 2001, the Company purchased approximately 59,000 shares of its Class A common stock at a cost of $775. No such purchases were made during 2003 and 2002.

8 EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 15% or the maximum allowable contribution by the IRS ($12.0 in 2003, $11.0 in 2002 and $10.5 in 2001), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $908, $956 and $927 for the years ended December 31, 2003, 2002 and 2001, respectively.

In December 2002, the Company terminated its defined benefit pension plan and distributed to all participants their accrued benefits at that time. The termination of the pension plan resulted in a gain of approximately $1,221, which is included as an offset to general and administrative expenses in the statement of operations for the year ended December 31, 2002.

The Company does not sponsor any post-retirement and/or post-employment benefit plan.

Stock Options

The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”) in November 1997. The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. In 2003, 236,000 shares were returned under the agreement. In January 2004, 150,000 shares were returned under the agreement, representing shares due the Company as of December 31, 2003. All options granted under the 1997 Option Plan are fully vested as of December 31, 2002. The status of this stock option plan is summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding as of January 1, 2001	1,674,989	$0.63
Exercised	(155,270)	0.60
Cancelled	(143,781)	0.60

Outstanding as of December 31, 2001	1,375,938	0.63
Exercised	(429,262)	0.63
Cancelled	(24,574)	0.60

Outstanding as of December 31, 2002.	922,102	0.62
Exercised	(295,160)	0.68
Cancelled	—	—

Outstanding as of December 31, 2003.	626,942	$0.60

Options exercisable at:
December 31, 2001	836,975	$0.61
December 31, 2002	922,102	$0.62
December 31, 2003	626,942	$0.60

The Company has an additional stock option plan that provides for the granting of stock options and issuance to employees and non-employee members of the Company’s Board of Directors. The options granted under these plans are to purchase Class A Common stock at the fair market value at the date of the grant. Employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options vest on the first anniversary of the date of the grant of such option. The term of the options granted under these plans is 10 years. The status of these stock option plans is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2001:	6,502,771	$17.87
Granted	2,512,900	16.52
Exercised	(173,793)	17.33
Cancelled	(1,045,911)	17.81

Outstanding as of December 31, 2001:	7,795,967	17.87
Granted	1,521,000	10.07
Exercised	(226,540)	17.33
Cancelled	(714,247)	16.98

Outstanding as of December 31, 2002:	8,376,180	16.55
Granted	57,500	9.73
Exercised	(28,675)	6.78
Cancelled	(6,216,733)	17.04

Outstanding as of December 31, 2003:	2,188,272	$14.97

Options exercisable at
December 31, 2001	2,292,420	$18.17
December 31, 2002	3,848,438	$18.15
December 31, 2003	1,389,910	$17.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

     The following table summarizes information about the stock options outstanding under the Company’s option plans as of December 31, 2003:

	Options Outstanding
	Weighted
	Average
	Remaining		Weighted		Weighted
Range of Exercise	Contractual	Number	Average	Number	Average
Price Per Share	Life in Years	Outstanding	Exercise Price	Exercisable	Exercise Price
$0.60	3.9	626,942	$0.60	626,942	$0.60
$6.78-$10.00	8.6	619,950	6.84	150,613	6.78
$14.25-$15.52	6.4	237,053	15.01	178,415	15.01
$15.57	7.3	87,425	15.57	43,713	15.57
$15.75-$17.90	8.1	170,400	16.04	51,550	16.27
$18.00	5.8	764,344	18.00	764,094	18.00
$18.10-$33.75	7.0	309,100	22.97	201,525	23.60

$0.60-$33.75	6.4	2,815,214	$11.77	2,016,852	$11.95

     In 2002, the Company issued 185,000 shares of restricted stock to certain employees. The stock vests on the second anniversary date of the grant provided that the employee is still employed by the Company. The aggregate market value of the restricted stock at the date of issuance of $1,254 was recorded as unamortized restricted stock, which is a separate component of shareholders’ equity and is being amortized over the two-year vesting period, net of cancellations due to employee terminations prior to vesting.

     In November 2003, the Company completed two stock option exchange offers with its employees. One offer allowed certain employees to exchange 4.3 million stock options for 994,000 restricted stock units. The units vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary of the grant; provided that the employee is still employed by the Company. The aggregate value of the restricted stock units of $10.8 million on the date of issuance will be amortized as expense over the two-year vesting period, net of cancellations due to terminations prior to vesting. The second offer allowed certain employees to exchange 575,000 stock options for an aggregate cash award of $1.1 million. The award vests on or around June 30, 2004. The Company will amortize as expense the total cash award to be paid over the eight-month vesting period, net of cancellations due to terminations prior to vesting.

9 INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
CURRENT INCOME TAXES
Federal	$—	$10,297	$13,133
State and local	350	2,779	3,644
Foreign	70	511	423

Total current income tax expense	$420	$13,587	$17,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

	2003	2002	2001
DEFERRED INCOME TAXES (BENEFIT)
Federal	$(3,120)	(3,591)	81
State and local	(343)	(1,197)	27

Total deferred income tax expense (benefit)	(3,463)	(4,788)	108

Income tax provision (benefit) from continuing operations	$(3,043)	$8,799	$17,308

A reconciliation from the federal income tax provision (benefit) from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Computed tax at the federal statutory rate of 35%	$(1,738)	$7,740	$14,323
State income taxes, net of federal benefit	5	1,028	2,386
Non-deductible goodwill amortization	—	—	965
Non-deductible expense	243	625	64
Foreign tax credit	(351)	—	—
Non-taxable foreign income	(272)	(218)	—
Non-taxable interest income	(493)	(376)	(430)
Other	(437)	—	—

Provision (benefit) for income taxes	$(3,043)	$8,799	$17,308

Effective tax rate	61.3%	39.8%	42.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
DEFERRED TAX ASSETS
Inventory obsolescence reserves	$790	$1,966
Provision for doubtful accounts	856	1,161
Accrued rent	1,346	1,265
Reserve for newsstand returns	791	1,368
Reserve for catalog returns	105	—
Website impairment	2,496	2,435
Accrued compensation	1,263	256
Depreciation and amortization	—	1,862
Foreign tax credit	421	—
Net operating loss (“NOL”)	6,136	—
Other	319	418

Total deferred tax assets	14,523	10,731

DEFERRED TAX LIABILITIES
Depreciation and amortization.	(617)	(576)
Other	—	(300)

Total deferred tax liabilities	(617)	(876)

NET DEFERRED TAX ASSET	$13,906	$9,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

The Company has a NOL of approximately $14,964 as of December 31, 2003. The majority of the NOL will expire as of December 31, 2023. The Company expects to utilize the entire NOL and therefore has not established any related valuation allowance. The Company is undergoing various federal and state tax audits that have not yet concluded; therefore, no final adjustments have been assessed. Management believes the ultimate outcome of these audits will not have a material effect on the financial position of the Company.

10 RELATED PARTY TRANSACTIONS

Oxmoor House Inc., an affiliate of Time, currently publishes the Martha Stewart Living series of books. The Company has a contract with Oxmoor House whereby the Company and Oxmoor House split net profits from the sale of books. Income recognized under these agreements was approximately $125, $3,440 and $2,296 in 2003, 2002 and 2001, respectively.

The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. The fees for use of these properties amounted to $2,500 in 2003 and $2,000 in each of 2002 and 2001.

During 2003, 2002 and 2001 the Company paid $12, $452 and $255, respectively, to a company owned by Martha Stewart for various expenses incurred on the Company’s behalf in connection with her properties.

In 2001, the Company entered into a split-dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by Ms. Stewart out of the policies’ existing surrender value at the time of repayment. If the arrangement lasts more than 16 years, the Company will no longer be obligated to make premium payments and will receive interest on the outstanding amount paid by the Company as of such time. As of December 31, 2003, the aggregate amount paid by the Company under this arrangement is $2,238. In 2002, the arrangement was amended such that the Company would not be obligated to make further premium payments unless legislation permits such payments.

From time to time, the Company uses the service of a law firm of which Martha Stewart’s son-in-law is a partner. The Company paid an aggregate of approximately $91, $75 and $16 in fees and expenses in respect of such services in 2003, 2002, and 2001, respectively.

11 COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and equipment for terms extending through 2010 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $8,582, $8,192, and $8,390 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

The following is a schedule of future minimum payments under operating leases at December 31, 2003:

Operating
Leases
2004	$8,558
2005	8,620
2006	8,187
2007	7,798
2008	8,038
Thereafter	12,861

Total minimum lease payments	$54,062

The Company has outstanding letters of credit for $2,326 as security for certain leases as of December 31, 2003.

Our Merchandising segment is highly dependent on Kmart Corporation, which emerged from operating under Chapter 11 of the United States Bankruptcy Code in May 2003. To the extent that Kmart is unable to continue to operate outside of bankruptcy protection, we might need to secure alternative domestic distribution for our Martha Stewart Everyday product lines. If such distribution of our products were not secured on comparable terms it would have a material adverse effect on our results of operations.

On February 11, 2004 Kmart Corporation filed an action with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division, against MSO IP Holdings, Inc., a wholly owned subsidiary of MSO, seeking declaratory and other relief under the June 2001 contract between Kmart and MSO IP. This contract provides for two types of guaranteed royalty payment: the first based upon aggregate sales of all licensed products; and the second based upon sales by individual product categories. Kmart now seeks to interpret the agreement in a manner that would require it to make minimum royalty payments for the remaining life of the contract based solely upon aggregate sales of licensed products. As a result, Kmart specifically seeks to reduce the total guarantees due to MSO IP for the 12 months ended January 31, 2004, from approximately $52.2 million to $47.5 million, or approximately $4.7 million. In addition, Kmart seeks to reduce by approximately $1 to $2 million annually the amount it is obligated under the contract to spend with MSO on advertising in MSO media properties. MSO believes that Kmart’s interpretation is inconsistent with the terms of our long-standing contract, and therefore intends to defend this action and enforce the terms of the contract. In light of this dispute we have not included the shortfall in category minimum royalties in revenues.

On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Class Action Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers (collectively, the “Individual Defendants”)) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v. Martha Stewart Living Omnimedia, Inc. (filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court.

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation (the “Shareholder Derivative Litigation”), filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. Company directors Arthur Martinez, Sharon Patrick, Jeffrey Ubben and former directors John Doerr, Darla Moore and Naomi Seligman, are also named as defendants in Beam. Mr. Martinez, Ms. Patrick, Mr. Ubben, Mr. Doerr, Ms. Moore, Ms. Seligman, five of the Company’s present or former officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. Mr. Martinez, Ms. Patrick, Mr. Ubben, Ms. Moore and Ms. Seligman are also named as defendants in Sargent. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court, and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court. Sargent consolidates two derivative complaints previously filed in the U.S. District Court for the Southern District Court of New York: Acosta v. Stewart, filed on October 10, 2002, and Sargent v. Martinez, filed on May 30, 2003.

All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart’s reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart’s actions have jeopardized the Company’s intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart’s affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company’s payment of split-dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart’s insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste. The plaintiffs in Sargent further allege that the directors breached their fiduciary duties by (i) failing to take appropriate action to address Ms. Stewart’s wrongdoing; (ii) granting Ms. Stewart a bonus for 2002; and (iii) endorsing an amendment to the Company’s agreement with Ms. Stewart for the rental of certain properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

injunctive relief in the form of attachment or other restriction of the proceeds of defendants’ trading activities or other assets.

On May 19, 2003, the Company’s motion to dismiss the Consolidated Class Action Complaint was denied, and discovery in that action is ongoing. By stipulation of the parties, and an order of the Court entered November 10, 2003, all claims asserted in the Consolidated Class Action Complaint pursuant to Section 20A (Insider Trading) of the Securities Exchange Act against the Individual Defendants, and all remaining claims against the Individual Defendants, other than Mr. Blatt and Ms. Patrick, have been dismissed without prejudice. On April, 17, 2003, the Company’s motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs’ submission of a demand to initiate litigation on the Company’s Board or a determination by the Federal District Court in the Acosta action (now the consolidated Sargent action) that such a demand is excused. On September 30, 2003, the Company’s motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam appealed the dismissal of the complaint to the Delaware Supreme Court. That appeal has been fully briefed and oral argument was held before the Delaware Supreme Court on February 2, 2004. The Delaware Supreme Court has not yet issued a decision on the appeal. The Sargent action has been stayed by order of the court pending resolution of the Beam appeal by the Delaware Supreme Court. The Richards action has been stayed by agreement of the parties pending resolution of the Beam appeal by the Delaware Supreme Court.

While still in their early stages, we believe the Company has substantial defenses to the Consolidated Class Action Complaint and the derivative actions.

12 DISCONTINUED OPERATIONS

In March 2001, the Company paid cash of approximately $3.9 million and assumed certain liabilities to acquire the assets of The Wedding List, a wedding registry and gift business. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired business were included in the Company’s results of operations commencing upon the acquisition date. The acquisition resulted in goodwill of approximately $5.3 million, which was being amortized over twenty years. The Wedding List was reported as a component of the Internet/Direct Commerce segment.

In June 2002, the Company decided to exit The Wedding List business. The 2001 financial statements have been restated accordingly. In 2002, the loss from exiting these operations resulted in charges related to the write-down of property and equipment and the accrual of future lease commitments, net of anticipated sublease rental income of $4,979, of approximately $1,277. In 2003, a review of the accrual of future lease commitments resulted in an additional charge of $325. These lease payments and offsetting receipts are payable through September 2015.

These charges have been included with the losses from operations during 2003 and 2002 and are reflected as a loss from the discontinued operations in the income statements.

Revenue and loss from the discontinued operations for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Revenues	$616	$2,849	$2,737

Loss from operations, including accrued restructuring and shutdown costs	(1,437)	(4,848)	(2,962)
Income tax benefit	589	1,939	1,253

Net loss from discontinued operations	$(848)	$(2,909)	$(1,709)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

The summarized balance sheet of the discontinued operations as of December 31, 2003 and 2002 were as follows:

	2003	2002
Total assets	$195	$509
Accounts payable and accrued expenses	(1,188)	(1,208)
Deferred revenues	(9)	(835)

Net liabilities of discontinued operations	$(1,002)	$(1,534)

13 RESTRUCTURING CHARGE

In 2002, the Company recorded a restructuring charge of $7,692, which includes an asset impairment charge of $6,087 related to the Company’s website, and a $1,605 charge to increase the Company’s inventory valuation allowances, which includes a $300 accrual for losses on firm inventory purchase commitments. The website was written down to the fair value of its hardware. These charges were taken in contemplation of a restructuring plan which was implemented beginning in the first quarter of 2003 to downsize the operations of the Internet/Direct Commerce business segment in order to achieve improved operating results.

14 OTHER INFORMATION

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

The Company’s revenues from foreign sources were $8,669, $11,778 and $9,795 in 2003, 2002 and 2001, respectively.

During the year ended 2003, 2002, and 2001, the revenues from Kmart Corporation were approximately 22%, 17%, and 14% respectively of the Company’s total revenues.

Advertising expense, including subscription acquisition costs, was $18,199, $15,215, and $15,415 for the years ended December 31, 2003, 2002, and 2001, respectively.

Interest paid was $16, $180, and $390 for the years ended December 31, 2003, 2002, and 2001, respectively.

Income taxes paid were $1,529, $4,665, and $17,613 for the years ended December 31, 2003, 2002, and 2001 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)

     15 INDUSTRY SEGMENTS

     The Company’s industry segments are discussed in Note 1. Segment information for the years ended December 31, 2003, 2002, and 2001 was as follows:

				Internet/Direct
	Publishing	Television	Merchandising	Commerce	Corporate	Consolidated
2003
Revenues	$135,936	$25,704	$53,395	$30,813	$—	$245,848
Operating income (loss)	19,597	(2,616)	37,716	(16,013)	(45,089)	(6,405)
Depreciation and amortization	165	2,974	671	960	4,899	9,669
Total assets	62,587	7,775	22,547	9,815	206,378	309,102
Capital expenditures	184	31	26	146	667	1,054

2002
Revenues	$182,600	$26,680	$48,896	$36,873	$—	$295,049
Operating income (loss)	62,517	2,589	32,972	(37,242)	(40,843)	19,993
Depreciation and amortization	158	1,693	633	2,867	6,280	11,631
Total assets	69,597	13,630	8,871	13,695	218,749	324,542
Capital expenditures	174	488	—	2,359	1,286	4,307

2001
Revenues	$177,422	$29,522	$35,572	$46,094	$—	$288,610
Operating income (loss)	66,138	2,674	29,861	(24,030)	(37,579)	37,064
Depreciation and amortization	3,108	1,824	633	1,837	4,964	12,366
Total assets	76,340	17,674	8,265	32,039	177,303	311,621
Capital expenditures	136	31	104	13,852	3,160	17,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year Ended December 31, 2003
Revenues	$58,024	$65,782	$51,180	$70,862	$245,848
Operating income (loss)	(7,537)	1,503	(6,180)	5,809	(6,405)
Income (loss) from continuing operations	(4,286)	1,233	(3,718)	4,848	(1,923)
Loss from discontinued operations	(220)	(302)	(122)	(204)	(848)

Net income (loss)	$(4,506)	$931	$(3,840)	$4,644	$(2,771)

Earnings per share — basic and diluted*
Income (loss) from continuing operations	$(0.09)	$0.02	$(0.08)	$0.10	$(0.04)
Loss from discontinued operations	—	(0.01)	(0.01)	—	(0.02)

Net income (loss)	$(0.09)	$0.02	$(0.08)	$0.09	$(0.06)

Weighted average common shares outstanding
Basic	49,631	49,488	49,537	49,451	49,389
Diluted	49,631	49,627	49,537	49,581	49,389

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year Ended December 31, 2002
Revenues	$67,959	$78,602	$70,931	$77,557	$295,049
Operating income (loss)	5,830	13,080	4,475	(3,392)	19,993
Income (loss) from continuing operations	3,729	8,052	2,962	(1,429)	13,314
Loss from discontinued operations	(826)	(1,313)	(197)	(573)	(2,909)
Cumulative effect of accounting change	(3,137)	—	—	—	(3,137)

Net income (loss)	$(234)	$6,739	$2,765	$(2,002)	$7,268

Earnings per share — basic and diluted*
Income (loss) from continuing operations	$0.08	$0.16	$0.06	$(0.03)	$0.27
Loss from discontinued operations	(0.03)	(0.02)	—	(0.01)	(0.06)
Cumulative effect of accounting change	(0.06)	—	—	—	(0.06)

Net income (loss)	$(0.01)	$0.14	$0.06	$(0.04)	$0.15

Weighted average common shares outstanding
Basic	48,945	49,166	49,209	49,446	49,250
Diluted	49,097	49,373	49,316	49,446	49,343

        *  Certain totals may be affected by rounding.

MARTHA STEWART LIVING OMNIMEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2003, 2002 and 2001

(In thousands)

		Additions
	Balance	Charged to
	Beginning of	Costs and		Balance, End
Description	Year	Expenses	Deductions	of Year
Allowance for Doubtful Accounts:
Year ended December 31,
2003	$2,454	(523)	805	$1,126
2002	2,093	1,694	1,333	2,454
2001	2,199	717	823	2,093

Reserve for audience underdelivery:
Year ended December 31,
2003	$1,275	(577)	169	$529
2002	1,973	869	1,567	1,275
2001	2,167	1,835	2,029	1,973

Reserve for obsolete and excess inventory:
Year ended December 31,
2003	$5,094	1,291	4,459	$1,926
2002	3,139	6,103	4,148	5,094
2001	3,554	919	1,334	3,139

Reserve for product returns:
Year ended December 31,
2003	$469	1,973	2,186	$256
2002	434	3,436	3,401	469
2001	—	5,044	4,610	434

EXHIBIT INDEX

Exhibit
Number		Exhibit Title
3.1	–	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	–	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	–	Form of Stockholders’ Agreement (incorporated by reference to the Registration Statement).

10.2	–	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement).†

10.2.1	–	Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).†

10.2.2	–	Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395 (the “June 2000 10-Q”)).†

10.3	–	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement).†

10.4	–	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).†

10.5	–	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).†

10.6	–	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7	–	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7.1	–	Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Annual Report on
Form 10-K for the year ended December 31, 2002, File Number 001-15395 (the “2002 10-K”)).

10.8	–	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to the Registration Statement).

10.9	–	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10	–	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

II-1

Exhibit
Number		Exhibit Title
10.10.1	–	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).

10.11	–	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File Number 001-15395 (the “June 2001 10-Q”)).

10.12	–	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q).

10.14.1	–	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000, File Number 001-15395 (the “2000 10-K”)).†

10.14.2	–	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001, File Number 001-15395 (the “2001 10-K”)).†

10.14.3	–	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to the 2002 10-K).

10.15	–	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, L.P., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd (incorporated by reference to the 2001 10-K).

10.17	–	Martha Stewart Living Omnimedia, Inc. 2002 Performance-Based Executive Bonus Plan (incorporated by reference to the 2002 10-K).†

10.18	–	Martha Stewart Living Omnimedia, Inc. 2003 Key Executive Bonus Plan.

21.0	–	List of Subsidiaries.

31.1	–	Certification of Annual Report on Form 10-K for the year ended December 31, 2003, by Sharon Patrick, Chief Executive Officer of Martha Stewart Living Omnimedia, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Annual Report on Form 10-K for the year ended December 31, 2003, by James Follo, Chief Financial and Administrative Officer of Martha Stewart Living Omnimedia, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002.

32	–	Certification under Section 906 of the Sarbanes-Oxley Act.

† Indicates management contracts and compensatory plans.

II-2