Form 10-K/A
period 2003-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-04-29
CIK 1091801

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

                     FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          ----------    ----------

                      COMMISSION FILE NUMBER 001-15395

                     MARTHA STEWART LIVING OMNIMEDIA, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                          52-2187059
---------------------------------  -------------------------------------
 (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
  Incorporation or Organization)

11 West 42nd Street, New York,
            New York                             10036
---------------------------------  -------------------------------------
  (Address of Principal Executive              (Zip Code)
             Offices)

     Registrant's telephone number, including area code (212) 827-8000
-------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              Title of Each Class          Name of Each Exchange on
                                              Which Registered
          ---------------------------    -----------------------------
           Class A Common Stock, Par       New York Stock Exchange
             Value $0.01 Per Share

-------------------------------------------------------------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding on April 26, 2004, but using the price at which the stock was last sold on June 30, 2003, was $109,586,774.*

* Excludes 8,134,196 shares of our Class A Common Stock, and 29,758,745 shares of our Class B Common Stock, held by directors, officers and holders of more than 5% of either class of the Company's stock, as of April 26, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

              NUMBER OF SHARES OUTSTANDING AS OF APRIL 26, 2004:
                   19,804,779 SHARES OF CLASS A COMMON STOCK
                   29,758,745 SHARES OF CLASS B COMMON STOCK

                             TABLE OF CONTENTS



Item 10.        Directors and Executive Officers of the Registrant.
Item 11.        Executive Compensation.
Item 12.        Security Ownership of Certain Beneficial Owners and Management.
Item 13.        Certain Relationships and Related Transactions.
Item 14.        Principal Accountant Fees and Services.
Signatures
Exhibit Index

                              EXPLANATORY NOTE

Except for the inclusion of the information required by Part III of Form 10-K, no changes have been made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004. This Form 10-K/A does not update any disclosures to reflect developments since the original filing date. Except for the inclusion of the information required by Part III of Form 10-K, no changes have been made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004. This Form 10-K/A does not update any disclosures to reflect developments since the original filing date.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

     The names and certain background information about our Board members are set forth below.

  Arthur C. Martinez, age 64, has served as one of our directors since January 2001. Until December 2000, Mr. Martinez served as Chairman of the board of directors of Sears Roebuck and Co. and was its Chief Executive Officer from August 1995 until October 2000. Mr. Martinez joined Sears, Roebuck and Co. in September 1992 as the Chairman and Chief Executive Officer of Sears Merchandise Group, Sears's former retail arm. From 1990 to 1992, he was Vice Chairman of Saks Fifth Avenue and was a member of Saks Fifth Avenue's board of directors. Mr. Martinez is currently a member of the boards of directors of PepsiCo, Inc., Liz Claiborne, Inc., International Flavors & Fragrances, Inc. and ABN AMRO Bank.

  Sharon L. Patrick, age 61, has served as our President and Chief Executive Officer since June 2003 and as one of our Directors since 1997. From 1997 until 2003 she was our President and Chief Operating Officer. From 1993 until 1997, Ms. Patrick served as President of The Sharon Patrick Company, a strategic consulting company, and Sharon Patrick and Associates, a new media venture firm. From l990 until 1993, Ms. Patrick was President and Chief Operating Officer of Rainbow Programming Holdings, the programming company of Cablevision Systems Development. Prior to that, she was a Principal at McKinsey and Company and the Partner-in-charge of McKinsey and Company's Media and Entertainment Practice, which she co-founded.

  Thomas C. Siekman, age 62, has served as one of our directors since August 2003. Mr. Siekman most recently served as "Of Counsel" to Skadden, Arps, Slate, Meagher & Flom LLP during 2003. Prior to joining Skadden, Arps, Slate, Meagher & Flom LLP, Mr. Siekman was Senior Vice President and General Counsel of Compaq Computer Corporation. From 1973 to 1998, he served in various capacities with Digital Equipment Corporation, most recently as Senior Vice President and General Counsel, until Digital was acquired by Compaq in 1998.

  Bradley E. Singer, age 37, has served as one of our directors since December 2003. Mr. Singer has been the Chief Financial Officer and Treasurer of American Tower Corporation since 2001 and has held various executive positions since 2000. Prior to this, he was an investment banker in the Communications, Media and Entertainment group at Goldman, Sachs & Co. from 1997 to 2000. From 1991 through 1995 Mr. Singer was Chief Financial Officer of Clyde's Restaurant Group. Mr. Singer is also a director of FiberTower Corporation.

  Jeffrey W. Ubben, age 42, has served as Chairman of the Board since June 2003 and has served as one of our directors since January 2002. Mr. Ubben is a founder and Managing Partner of VA Partners, L.L.C., an investment partnership. From 1995 to 2000, Mr. Ubben was a Managing Partner of Blum Capital. Prior to that, he was a portfolio manager for Fidelity Investments from 1987 to 1995. Mr. Ubben is also a director of Insurance Auto Auctions, Inc.

INFORMATION CONCERNING EXECUTIVE OFFICERS

     The names, ages and certain background information about our executive officers and certain significant employees are set forth below.

  Gael Towey, age 52, has served as our Senior Executive Vice President and Creative Director since January 2001 and, prior to that time, as our Executive Vice President, Art and Style and Creative Director since February 1997. Prior to that, Ms. Towey worked for Martha Stewart Living as the Design Director from 1996 to 1997 and as Art Director from 1990 to 1996. Ms. Towey also has an additional 15 years of experience in the publishing industry, including with House & Garden magazine, Clarkson N. Potter and Viking Press, Inc.

  Dora Braschi Cardinale, age 47, has served as our Executive Vice President, Print Production since May 1999 and prior to that as our Senior Vice President, Print Production from 1997 until 1999. Previously, Ms. Cardinale served as Production Director of Martha Stewart Living from 1992 until 1997. Ms. Cardinale has an additional 15 years of experience in the publishing industry, including positions with Art & Antiques, Geo, Viva and Omni magazines.

  Heidi Diamond, age 45, has served as our Executive Vice President, President, Television since August 2002. Previously, she served as Executive Vice President of AMC Networks and Rainbow Media since September 2001. Prior to that, she served as The Food Network's Senior Vice President, Strategic Network Planning/Development from January 2001 until June 2001 and as its Senior Vice President Marketing, Creative and Business Development from May 1998 until December 2000. Before joining The Food Network, Ms. Diamond held executive positions in marketing at several other leading cable companies, including Primedia/Channel One and Nickelodeon.

  Jay L. Dubiner, age 40, has served as our Executive Vice President, Corporate Development & General Counsel since February 2004. Prior to this, he provided legal and corporate development consulting services to clients primarily in the media industry. From February 2000 to March 2002 Mr. Dubiner served as Senior Vice President, Business Development & Strategic Planning for a division of The Universal Music Group. Mr. Dubiner was an associate in the corporate department of the New York law firm of Paul Weiss Rifkind Wharton & Garrison from September 1993 to February 2000 specializing in mergers and acquisitions. He has an additional 2 years experience practicing law at Olser Hoskin & Harcourt in Toronto, Canada. In 1984 Mr. Dubiner served as a Special Assistant to the Prime Minister of Canada.

  James Follo, age 44, has served as our Executive Vice President, Chief Financial and Administrative Officer since October 2003. From March 2001 to October 2003, Mr. Follo served as our Executive Vice President and Chief financial Officer. Prior to that, he served as our Senior Vice President, Finance and Controller from March 1999 to March 2001 and, previously, as our Vice President, Finance and Controller from July 1998. Prior to that, Mr. Follo held various financial positions at General Media International, Inc., a magazine publisher, from 1994 to July 1998, most recently as Vice President, Chief Financial Officer and Treasurer.

  Margaret Roach, age 49, has served as our Executive Vice President, Editor-in-Chief since February 2002. From March 2001 until February 2002, Ms. Roach was Executive Vice President, Internet/Direct Commerce. Prior to that, she was Senior Vice President, Internet Production and Operations from October 2000 to March 2001. From January 1, 2000 to October 2000, she was our Senior Vice President, Garden Editor. From 1998 until 1999, she served as our Vice President, Gardening. From 1995 to 1998, Ms. Roach was Garden Editor of Martha Stewart Living, and a contributing editor for Martha Stewart Living from 1993 to 1994. Ms. Roach was Fashion and Garden Editor of New York Newsday from 1985 to 1995 and also has an additional 10 years of experience in the publishing business, including with The New York Times. Ms. Roach won the 1998 Best Written Book Of The Year award from the Garden Writers of America for A Way to Garden.

  Suzanne Sobel, age 47, has served as our Executive Vice President, Advertising Sales/Marketing, Publisher since January 1999 and as our Senior Vice President, Advertising Sales & Marketing during 1998. Additionally, Ms. Sobel has served as Publisher of Martha Stewart Living since 1997 and as its Associate Publisher from 1996 to 1997. Prior to that, Ms. Sobel served as our Advertising Director from 1995 to 1996, as New York Advertising Sales Manager from 1993 to 1995 and as Advertising Sales Manager from 1991 to 1993. Ms. Sobel has an additional 14 years of industry experience with Town & Country magazine, Bob Bernbach & Associates and Ogilvy & Mather.

  Lauren Stanich, age 42, has served as our Executive Vice President, President, Publishing and Internet/Direct Commerce since March 2003 and, prior to that, as our Executive Vice President, President, Publishing from January 1999 to March 2003 and as our Senior Vice President, Consumer Marketing from 1997 until 1999. Ms. Stanich worked as our Consumer Marketing Director and Book Publisher from 1995 to 1997 and as Consumer Marketing Director for Martha Stewart Living from 1991 to 1995. Ms. Stanich has an additional seven years of experience in marketing and publishing with Time, Inc.

  Martha Stewart, age 62, has served as our Founding Editorial Director, a non-officer position, since March 2004. Ms. Stewart is the founder of the Company and the author of numerous books on the domestic arts, including Entertaining and Martha Stewart's Gardening. Ms. Stewart served as our Chairman of the Board and Chief Executive Officer from our creation in 1996 until June 2003, when she resigned as our Chief Executive Officer. Ms. Stewart continued to serve as our Chief Creative Officer until March 2004 when she resigned as Chief Creative Officer and assumed the position of Founding Editorial Director.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities and Exchange Commission. Such persons are required by the Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us and/or written representations that no additional forms were required, we believe that all our officers, directors and greater than 10% beneficial owners filed all such required forms with respect to 2003 transactions, except for stock option grants in June 2003 to Mr. Martinez, Mr. Ubben, and former directors Ms. Darla D. Moore and Ms. Naomi O. Seligman, which were reported in July 2003, and certain exempt bona fide gift dispositions by Ms. Sharon Patrick in August and December 2002, which were reported in February 2004.

CODE OF ETHICS

      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our chief executive officer and senior financial and accounting officers. Our Code of Business Conduct and Ethics requires, among other things, that all of our directors, officers and employees comply with all laws, avoid conflicts of interest, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. In addition, our Code of Business Conduct and Ethics imposes obligations on all of our directors, officers and employees to maintain books, records, accounts and financial statements that are accurate and comply with applicable laws and with our internal controls. We will post a copy of our Code of Business Conduct and Ethics, and will promptly post any amendments to or waivers of our Code of Business Conduct and Ethics, on our website (www.marthastewart.com) under the link for "Investor Relations." Stockholders may request a written copy of the Code of Business Conduct and Ethics by writing to our Corporate Secretary, Martha Stewart Living Omnimedia, Inc., 11 West 42nd Street, New York, New York 10036.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF OUTSIDE DIRECTORS

      We pay our Chairman of the Board and the Lead Director each an annual retainer of $70,000, payable quarterly in equal installments. We pay our non-employee directors an annual retainer of $40,000 for serving on our
Board, payable quarterly in equal installments.   These directors each also
receive a meeting fee of $1,000 for each in-person meeting of our Board that they attend and a fee of $500 for each committee or telephonic Board meeting in which they participate. The chairman of a Board committee receives an additional annual retainer of $7,000. Twenty-five percent of a director's fees are paid in shares of our Class A Common Stock, and the remaining 75% of such fees may be paid either in such shares or in cash, at the election of the director, under our Non-Employee Director Stock and Option Compensation Plan described below. All directors receive reimbursement of expenses incurred in connection with participation in our Board and Board committee meetings. Directors who also are our employees do not receive additional compensation for their services as a director. In June 2003, Mr. Ubben assumed the position of Chairman of the Board and Mr. Martinez assumed the position of Lead Director. For 2003, Mr. Ubben received $35,000 for his duties as Chairman of the Board and Mr. Martinez received $35,000 for his duties as Lead Director of the Board.

EXECUTIVE COMPENSATION

General

      The following table sets forth certain information pertaining to compensation of our Chief Executive Officer, our former Chief Executive Officer and our four other most highly compensated executive officers for 2003 (the "Named Executives"). The following table presents information concerning total compensation earned by the Named Executives for services rendered to us during 2001, 2002 and 2003.

                                     Annual Compensation                      Long Term Compensation
                    -----------------------------------------------------    -------------------------
                                                                                           Securities
                                                                             Restricted    Underlying       All Other
                                    Salary       Bonus       Other Annual      Stock        Option        Compensation
                    Fiscal Year      ($)          ($)        Compensation      Awards($)   Awards(#)(1)        ($)
                    -----------   --------      --------    -------------    -----------   ------------   ------------
Sharon Patrick           2003     $850,746      $800,000         --                --            --         $3,564(2)
  President and Chief    2002      844,369       680,600         --          $334,500(3)    100,000          3,516(2)
  Executive Officer(4)   2001      700,000       280,000         --                --       130,000          2,322(2)

Martha Stewart           2003    $ 900,000     $ 500,000    $ 128,131(5)           --            --          3,564(6)
  Chief Creative         2002      900,000       680,600      163,781(5)           --       150,000        616,707(6)
  Officer,               2001      900,000     1,156,666       52,915(5)           --            --        647,737(6)
  Former Chief
  Executive Officer
  and Chairman of the
  Board(7)

James Follo              2003    $ 410,000     $ 335,790         --          $702,477(8)         --        $ 6,540(9)
  Executive Vice         2002      406,402       369,000         --           100,350        25,000          6,040(9)
  President,             2001      301,731        97,500         --                --       118,000          5,618(9)
  Chief Financial and
  Administrative
  Officer

Suzanne Sobel            2003    $ 404,875     $ 340,095         --          $638,461(8)         --        $6,810(10)
  Executive Vice         2002      400,910       425,119         --           100,350        25,000         6,310(10)
  President,             2001      310,411       108,850         --                --        38,000         5,910(10)
  Advertising Sales/
  Marketing,
  Publisher

Lauren Stanich           2003    $ 389,112     $ 350,000         --          $687,737(8)         --        $6,540(11)
  Executive Vice         2002      351,534       226,628         --           100,350        25,000         6,040(11)
  President,             2001      310,384        90,000         --                --        38,000         5,618(11)
  President,
  Publishing and
  Internet/Direct
  Commerce

Gael Towey               2003     $410,000      $287,000         --        $1,009,194(8)         --        $7,242(12)
   Senior Executive      2002      409,066       315,700         --           100,350        25,000         6,725(12)
   Vice President,       2001      387,498       135,800                                     38,000         5,946(12)
   Creative Director

------------------------

(1) All options reflected in this table were granted pursuant to the Martha Stewart Living Omnimedia, Inc. 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan").

(2) Represents the value of group life insurance premiums paid by us on behalf of the Named Executive.

(3) As of December 31, 2003, Ms. Patrick held 50,000 shares of restricted stock with a value of $492,500; the restrictions on these shares of restricted stock will lapse on August 9, 2004.

(4) Ms. Patrick has been the Company's Chief Executive Officer since June 4, 2003. Prior to assuming the position of Chief Executive Officer, Ms. Patrick was the Company's President and Chief Operating Officer.

(5) Other Annual Compensation reported for Ms. Stewart includes $100,000 each in 2003 and 2002, representing the portion of the cost of tax preparation services provided by the Company to senior executive officers which was allocated by the preparer to Ms. Stewart, and $63,781 and 52,915, in 2002 and 2001, respectively, representing the unreimbursed portion of the cost to the Company of Ms. Stewart's personal use of the Company's right to use an aircraft. In 2001, the aggregate cost to the Company of tax preparation services provided to certain senior executive officers, including Ms. Stewart, was $126,000, substantially comparable to 2002 and 2003, but the preparer did not allocate this cost among the senior executive officers. The value of any other single perquisite or personal benefit the Company provided to Ms. Stewart in 2003, 2002 or 2001, did not exceed 25% of the aggregate value of all such perquisites or personal benefits.

(6) Represents an amount paid by us on Ms. Stewart's behalf pursuant to a group term life policy as well as a reportable benefit to Ms. Stewart relating to premiums paid by us pursuant to a split-dollar life insurance arrangement between Ms. Stewart, a partnership controlled by her, and MSO. As required by the Securities and Exchange Commission, the reported split-dollar benefit reflects the economic benefit Ms. Stewart would have received if we had loaned her the amount of the insurance premium paid by us on an interest-free basis through the date we expect the premium to be repaid to us or, if earlier, the date on which interest would begin to accrue for our benefit on such amount. Due to an amendment in 2003 to the split-dollar arrangement, no further premium payments have been made by us. See "Certain Relationships and Related Party Transactions -- Transactions with Martha Stewart - Split-Dollar Life Insurance." The group term life payments were $3,564 in 2003, $3,516 in 2002 and $3,564 in 2001, while the reportable split-dollar benefit was $613,191 in 2002 and $644,173 in 2001.

(7) Ms. Stewart served as the Company's Chief Executive Officer until June 4, 2003, when she resigned as Chief Executive Officer. Ms. Stewart continued to serve as Chief Creative Officer of the Company until March 2004, when she resigned as Chief Creative Officer and assumed the position of Founding Editorial Director, a non-officer position.

(8) Represents the value of restricted stock units granted pursuant to an offer to exchange stock options for restricted stock units. The value set forth in the table is based on the closing price of our Class A Common Stock on the date of grant of $10.83 per share. The restricted stock units vest in two equal installments on November 7, 2004 and November 7, 2005. Upon vesting, the holder receives, for each restricted stock unit, an unrestricted share of our Class A Common Stock (net of withholding taxes). If dividends are paid on shares of our Class A Common Stock prior to the vesting date, the holders of restricted stock units will be entitled upon vesting to receive dividend equivalents in the form of additional restricted stock units. As of December 31, 2003, Mr. Follo, Ms. Sobel, Ms. Stanich and Ms. Towey held the following number of restricted stock units with the following value: Mr. Follo, 64,864 and $638,910; Ms. Sobel, 58,953 and $580,687; Ms. Stanich, 63,503 and $625,505; and Ms. Towey, 93,185 and
     $917,872. In addition, as of December 31, 2003, each of these Named Executives held 15,000 shares of restricted stock with a value of $147,750; the restrictions on these shares of restricted stock will lapse on August 9, 2004.

(9) Consists of matching contributions made by us to Mr. Follo's 401(k) account of $6,000, $5,500 and $5,100 in 2003, 2002 and 2001, respectively, and $540, $540 and $456 of the taxable value of group life insurance premiums paid on behalf of Mr. Follo in 2003, 2002 and 2001, respectively.

(10) Consists of matching contributions made by us to Ms. Sobel's 401(k) account of $6,000, $5,500 and $5,100 in 2003, 2002 and 2001, respectively, and $810 of the taxable value of group life insurance premiums paid on behalf of Ms. Sobel in each of 2003, 2002 and 2001.

(11) Consists of matching contributions made by us to Ms. Stanich's 401(k) account of $6,000, $5,500 and $5,100 in 2003, 2002 and 2001, respectively, and $540, $540 and $518 of the taxable value of group life insurance premiums paid on behalf of Ms. Stanich in 2003, 2002 and 2001, respectively.

(12) Consists of matching contributions made by us to Ms. Towey's 401(k) account of $6,000, $5,500 and $5,100 in 2003, 2002 and 2001, respectively, and $1,242, $1,225 and $846 of the taxable value of group life insurance premiums paid on behalf of Ms. Towey in 2003, 2002 and 2001, respectively.

Option Grants

     No option grants were made to the Named Executives in 2003.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
Values

      The table below presents information concerning the exercise of stock options by the Named Executives during the year ended December 31, 2003 and the fiscal year-end value of all their unexercised options.

 AGGREGATED OPTION EXERCISES IN 2003 AND OPTION VALUES AS OF DECEMBER 31, 2003

                                                        Number of Securities           Value of Unexercised
                       Shares                          Underlying Unexercised          In-the-Money Options
                    Acquired on        Value           Options at 12/31/03(#)           at 12/31/03($)(1)
Name                Exercise(#)     Realized($)    Exercisable     Unexercisable   Exercisable     Unexercisable
---------------    ------------     -----------    -----------     -------------   -----------     -------------
Sharon Patrick           --              --         674,346(2)      178,000(3)      1,078,747         230,250
Martha Stewart           --              --         150,000(3)      150,000(3)             --              --
James Follo              --              --           6,250(3)       18,750(3)         19,188          57,563
Suzanne Sobel         10,844           90,141        33,083(4)       18,750(3)        267,393          57,563
Lauren Stanich        11,000           93,540        21,599(5)       18,750(3)        161,166          57,563
Gael Towey            22,100          189,142       191,332(6)       18,750(3)      1,712,009          57,563

----------

(1) Calculated using the closing price of a share of our Class A Common Stock on December 31, 2003, $9.85.

(2) Consists of options to acquire 108,324 shares of Class A Common Stock granted under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit / Stock Option Plan (the "1997 Plan") and options to acquire 566,022 shares granted under the 1999 Stock Incentive Plan.

(3) Consists of options to acquire shares of Class A Common Stock granted under the 1999 Stock Incentive Plan.

(4) Consists of options to acquire 26,833 shares of Class A Common Stock granted under the 1997 Plan and options to acquire 6,250 shares granted under the 1999 Stock Incentive Plan.

(5) Consists of options to acquire 15,349 shares of Class A Common Stock granted under the 1997 Plan and options to acquire 6,250 shares granted under the 1999 Stock Incentive Plan.

(6) Consists of options to acquire 212,682 shares of Class A Common Stock granted under the 1997 Plan and options to acquire 6,250 shares granted under the 1999 Stock Incentive Plan.

Ten-Year Options/SAR Repricings

      In 2003, the Compensation Committee authorized MSO to offer MSO's officers with titles of Assistant Vice President and above (including the Named Executives other than Ms. Stewart and Ms. Patrick) the right to exchange options with exercise prices above $8 per share for restricted stock units. The following table sets forth the number of options exchanged in the exchange offer by each of the Named Executives.

                                      Number of
                                     Securities                                                                 Length of Original
                                     Underlying      Market Price of                                               Option Term
                                    Options/SARs    Stock at Time of   Exercise Price at                           Remaining at
                                     Repriced or      Repricing or     Time of Repricing    New Exercise Price  Date of Repricing
      Name              Date         Amended (#)      Amendment ($)     or Amendment ($)           ($)             or Amendment
-------------------  -----------   --------------  ------------------  ------------------  -------------------- ------------------
Sharon Patrick,
  President and
  Chief               11/7/2003          --                --                 --                   --                  --
  Executive
  Officer(1)

Martha Stewart,
  Chief Creative
  Officer
  Former Chief
  Executive           11/7/2003          --                --                 --                   --                  --
  Officer and
  Chairman of
  the Board(2)

James Follo,
  Executive Vice
  President,
  Chief
  Financial and       11/7/2003        274,000           $10.83             $15-$18                -- (3)              -- (3)
  Administrative
  Officer

Suzanne Sobel,
  Executive Vice
  President,
  Advertising         11/7/2003        254,553           $10.83             $15-$18                -- (3)              -- (3)
  Sales/Marketing,
  Publisher

Lauren Stanich,
  Executive Vice
  President,
  President,
  Publishing and      11/7/2003        275,123           $10.83             $15-$18                -- (3)              -- (3)
  Internet/
  Direct Commerce

Gael Towey,
  Senior
  Executive Vice
  President,
  Creative            11/7/2003        704,666           $10.83             $15-$18                -- (3)              -- (3)
  Director

------------

(1) Ms. Patrick has been the Company's Chief Executive Officer since June 4, 2003. Prior to assuming the position of Chief Executive Officer, Ms. Patrick was the Company's President and Chief Operating Officer.

(2) Ms. Stewart served as the Company's Chief Executive Officer until June 4, 2003 when she resigned as Chief Executive Officer. Ms. Stewart continued to serve as Chief Creative Officer of the Company until March 2004, when she resigned as the Chief Creative Officer and assumed the position of Founding Editorial Director, a non-officer position.

(3) The options set forth in the table were exchanged for the following number of restricted stock units: for Mr. Follo, 64,864; for Ms. Sobel, 58,593; for Ms. Stanich, 63,503; and for Ms. Towey, 93,185. Restricted stock units do not have an exercise price or term.


             Members of the Compensation and Corporate Governance Committee

                                                           Jeffrey W. Ubben
                                                         Arthur C. Martinez

Martha Stewart Living Omnimedia, Inc. 2003 Key Executive Bonus Plan

     On September 22, 2003, MSO adopted the Martha Stewart Living Omnimedia, Inc. 2003 Key Executive Bonus Plan with the twin goals of rewarding and retaining key executives. The Compensation Committee selects key executives to participate in the plan, provided that the Chief Executive Officer and Ms. Stewart are not eligible to participate in the plan. Subject to the terms and conditions of the plan, each participant will be entitled to a bonus in an amount selected by the Compensation Committee. One-half of the plan bonus payable to a participant will become due and payable on each of June 30, 2004 and January 1, 2005, so long as the participant remains employed as of each vesting date or, if earlier, upon a termination of employment that entitles the participant to severance under our 2002 executive severance pay plan. Mr. Follo, Ms. Sobel, Ms. Stanich, and Ms. Towey participate in the 2003 key executive bonus plan, and their plan bonuses are $615,000, $607,313, $600,000, and $615,000, respectively. Under the plan, each participant is also guaranteed a regular year-end bonus for each of 2003 and 2004 that is not less than 100% of the participant's target bonus for the applicable year, so long as the participant remains employed through the date generally established for bonus eligibility.

     The foregoing plan summary is subject in all respects to the plan itself, a copy of which is on file with the SEC as an exhibit to our Annual Report on Form 10-K.

COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

      The Compensation and Corporate Governance Committee of the Board, currently consisting of Mr. Ubben and Mr. Martinez, neither of whom is employed by MSO, furnished the following report on executive compensation for the 2003 fiscal year.

Compensation Philosophy

      MSO's executive compensation program is designed to encourage and reward exceptional performance and to align the financial interests of its senior executives and key employees with those of our stockholders. To achieve this end, MSO has developed and implemented a compensation program designed to attract and retain highly skilled executives and key employees with the business experience and creative talent necessary for MSO to achieve its long-term business objectives.

      MSO's executive compensation generally consists of three components: base salary, an annual performance-based bonus and equity-based compensation. MSO's compensation goal is to target its executives to be paid at competitive levels when performance expectations are met and above competitive levels when expectations are exceeded. MSO periodically utilizes outside consultants to perform competitive market-matching analyses on a position-by-position basis against companies in businesses similar to those of MSO and with comparable revenue levels. Once the market-matching analyses have been completed, an executive's salary, bonus and/or equity-based compensation may be adjusted upward or downward based on a number of subjective factors, including past performance, prior experience, differences in job responsibilities from the jobs against which the match was performed and tenure. Additionally, although the market-matching study is periodically updated, individual compensation levels may be adjusted from time to time based upon, among other factors, past performance and increases in responsibilities.

Base Salaries and Annual Bonuses

      The Compensation Committee believes that compensation should be weighted toward bonuses and equity-based compensation. Accordingly, base salaries paid to MSO's executives tend to constitute a smaller percentage of total compensation than they do for many comparable executives of MSO's competitors. Each executive is assigned a bonus target, which is set as a percentage of annual base salary. Each executive's actual bonus generally ranges from 0% to 150% of the relevant bonus target, as set by the Compensation Committee with input from senior management taking into account MSO's performance against its objectives, the individual performance of a particular executive, and other factors we deem relevant. This system provides MSO the ability to use bonuses as an incentive to drive corporate performance and to align the interests of executives with those of our stockholders.

      In 2003, we funded our executive bonus pool at 100% of target levels, with individual awards varying from the mean based on individual performance and contribution. Despite the fact that corporate performance did not meet initial expectations in 2003, the Compensation Committee believes that the commitment shown and contributions made by our executive team were considerable during this difficult year and that it was in the best interests of our stockholders to provide this level of compensation to reward and facilitate retention of our key executives.

      Under our 2003 key executive bonus plan, we have agreed to pay annual bonuses to participants at not less than 100% of target levels in respect of 2003 and 2004.

Equity-Based Compensation

      The Compensation Committee periodically makes equity grants under the 1999 Stock Incentive Plan to executives, taking into account market studies prepared by independent consulting firms, the size of previous option grants, tenure, past performance, responsibility levels, competitive practices and other relevant factors. Traditionally, we have granted options to all new executives upon commencement of employment with MSO and to all existing executives annually. Additionally, option grants were made to all executives upon becoming a public company in 1999 and a number of executives received option grants previously under the 1997 Option Plan. All stock options granted by MSO have been nonqualified stock options and have had exercise prices equal to the fair market value of the underlying stock at the time of grant.

      In 2003, the Compensation Committee also authorized MSO to offer MSO's officers with titles of Assistant Vice President and above (including the Named Executives other than Ms. Stewart and Ms. Patrick) the right to exchange options with exercise prices above $8 per share for restricted stock units. The Compensation Committee believes that the restricted stock units issued in the exchange offer serve as a more appropriate tool to retain and motivate the holders of the restricted stock units than the out-of-the-money options for which they were exchanged. In addition, the exchange offer reduced the overhang associated with these options. We believe that equity continues to be a strong tool for aligning the interests of our executive team and our stockholders and that the combination of options, restricted stock and restricted stock units held by our executive team contributes to the achievement of that goal.

Chief Executive Officer Compensation

      In June of 2003 Martha Stewart stepped down as our Chairman and Chief Executive Officer. The position of CEO was filled by Sharon Patrick, the Company's President and Chief Operating Officer.

Sharon Patrick

      Ms. Patrick received a base salary of $850,746 in 2003, which was increased to $900,000 per year, effective January 1, 2004. Ms. Patrick received a bonus of $800,000 for 2003, which represents approximately 100% of her target bonus for the year as adjusted to reflect the increase in her responsibilities and base salary in June 2003. The Compensation Committee believes that Ms. Patrick's meaningful ownership of MSO equity provides her with significant incentives to maximize stockholder value. Ms. Patrick's compensation for 2003 reflects the increase in Ms. Patrick's responsibilities in June 2003 and her important contributions to maintaining the stability of the Company and retaining key personnel in 2003, despite the impact of Ms. Stewart's personal legal situation and the Company's performance in terms of revenue and operating results.

Martha Stewart

      Ms. Stewart is compensated pursuant to her employment agreement with MSO. The employment agreement became effective prior to the time of MSO's initial public offering and provides for an annual salary of $900,000, as well as bonuses payable upon the achievement of performance targets established by the Compensation Committee, with a guaranteed minimum payment of $300,000. The terms of Ms. Stewart's employment agreement were established based on a number of considerations, including Ms. Stewart's contribution to the company as its founder, her services as on-air talent for MSO's television and radio programs, and her services as MSO's Chairman and Chief Executive Officer. The Compensation Committee believes that Ms. Stewart's compensation under her employment agreement and her considerable ownership of MSO equity provide her with significant incentives to maximize stockholder value. For 2003, after evaluating MSO's performance in terms of revenue and operating results, Ms. Stewart was paid her guaranteed minimum bonus of $300,000 plus an additional bonus of $200,000. The Compensation Committee believes that the compensation of Ms. Stewart as Chief Executive Officer should be heavily weighted to corporate performance and that the reduced level of compensation paid to Ms. Stewart with respect to 2003 reflects that objective. Ms Stewart's bonus for 2003 is $180,000 less than her bonus for 2002.

Tax Matters

      Section 162(m) of the Internal Revenue Code limits the tax deductibility by a company of compensation in excess of $1 million paid to any of its five most highly compensated executive officers. However, compensation which qualifies as performance-based is excluded from the limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the stockholders. While it is the general objective of the Compensation Committee to pay deductible compensation, we have awarded, and reserve the right to award in the future, compensation that does not qualify under Section 162(m) as deductible compensation upon a determination that doing so is in the best interest of our stockholders. In this regard, in 2003, the Compensation Committee adopted the 2003 key executive bonus plan and approved the exchange offer notwithstanding that compensation paid pursuant to these arrangements may not qualify under
Section 162(m) as deductible compensation.

Summary

      The Compensation Committee believes that the present compensation structure is one that is well-designed to attract and retain talented executives and key employees, align these individuals' interests with those of our stockholders, and maximize stockholder value, and believes that the actions of the Compensation Committee with respect to 2003 executive compensation were consistent with that focus. The Compensation Committee periodically reviews MSO's compensation policies for executives and other employees to ensure that they continue to best serve these objectives.

                        Members of the Compensation and Corporate Governance
                                                                   Committee

                                                            Jeffrey W. Ubben
                                                          Arthur C. Martinez




COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee makes all compensation decisions. The Compensation Committee is composed of Messrs. Ubben and Martinez, each of whom is a non-employee director. No interlocking relationship exists between the Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which performance unit awards, restricted stock awards and other forms of equity-based compensation, in addition to stock options and stock appreciation rights, that may be granted from time to time.

                    EQUITY COMPENSATION PLAN INFORMATION

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                               available for
                            Number of                         future issuance
                        securities to be   Weighted-average     under equity
                           issued upon      exercise price      compensation
                           exercise of      of outstanding    plans (excluding
                           outstanding         options,          securities
                        options, warrants    warrants and       reflected in
    Plan category        and rights (a)       rights (b)      column (a)) (c)

Equity compensation
  plans approved by
  security holders:          2,815,214             $11.77                --
Equity compensation
  plans not approved
  by security holders:
  Options                           --                 --                --
  Restricted Stock
   Units                       992,373                 --                --

Total                        3,807,587                 --        8,184,902*


  * These represent the aggregate number of shares which may be issued in connection with performance unit awards, restricted stock awards and other forms of equity-based compensation, in addition to stock options and stock appreciation rights, and thus are not allocable among specific plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents, as of April 7, 2004 (except for Time Warner, Inc. and David Rocker, which information is presented as of the most recent date such information was filed with the Securities and Exchange Commission), information relating to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of either class of our common stock, (2) each of our directors, (3) each of the Named Executives, and (4) all of our current executive officers and directors as a group.

      Unless another address is indicated, beneficial owners listed here may be contacted at our corporate address. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be beneficial owner of the same securities. For each listed person or entity, the information listed assumes the exercise of any options exercisable by such person or entity on or prior to June 30, 2004, but not the exercise of any options held by any other parties. Additionally, we have assumed the conversion of shares of Class B Common Stock into shares of Class A Common Stock for purposes of listing Ms. Stewart's ownership of Class A Common Stock, but not in calculating the percentage of Class A Common Stock for any other holder or for calculating Ms. Stewart's ownership of Class B Common Stock. Shares of Class B Common Stock may be converted on a one-for-one basis into shares of Class A Common Stock at the option of the holder.

      The percentage of votes for all classes is based on one vote for each share of Class A Common Stock and ten votes for each share of Class B Common Stock.

                            BENEFICIAL OWNERSHIP

                                                 Class B Common
                         Class A Common Stock        Stock             % Total
                         --------------------    -----------------      Voting
Name                      Shares          %      Shares        %        Power
----                     ---------    -------    ----------  -----     --------

Martha Stewart......   30,002,845(1)    60.5     29,758,745    100      93.8(2)

VA Partners, L.L.C..    4,228,306(3)    21.3             --     --        *
  One Maritime Plaza,
  Suite 1400
  San Francisco, CA
  94111                 1,219,597(4)     6.2             --     --        *

Time Warner, Inc....
  75 Rockefeller Plaza
  New York, NY  10019

David Rocker........    1,204,200(5)     6.1             --     --        *
   c/o Rocker
   Partners, L.P.
   45 Rockefeller
   Plaza, Suite 1759
   New York, NY  10111


Arthur Martinez.....       27,853(6)       *             --     --        *

Sharon Patrick......    2,291,433(7)    11.6             --     --        *

Thomas Siekman......        6,866(8)       *             --     --        *

Bradley Singer......          413(9)       *             --     --        *

Jeffrey Ubben.......   4,237,306(10)    21.4             --     --        *

James Follo.........      21,750(11)       *             --     --        *

Suzanne Sobel.......      49,195(12)       *             --     --        *

Lauren Stanich            38,986(13)       *             --     --        *

Gael Towey..........     179,344(14)       *             --     --        *

All directors and
executive officers as
  a group (13 persons) 6,929,996(15)    35.0             --     --        *

------------

* The percentage of shares or voting power beneficially owned does not exceed 1%.



(1) Consists of 5,100 shares of Class A Common Stock held by Ms. Stewart, 14,000 shares of Class A Common Stock held by a partnership controlled by Ms. Stewart (the "MS Partnership"), options held by Ms. Stewart to acquire 225,000 shares of Class A Common Stock and 29,758,745 shares of Class B Common Stock held by the MS Partnership, and excludes unvested options to acquire 75,000 shares of Class A Common Stock.

(2) Assumes no shares of Class B Common Stock are converted into shares of Class A Common Stock.

(3) VA Partners, L.L.C. beneficially owns 4,228,306 shares of Class A Common Stock as general partner of ValueAct Capital Partners, L.P. and ValueAct Capital Partners II, L.P., and as investment advisor of ValueAct Capital International, Ltd. This information is based on information filed with the Securities and Exchange Commission by VA Partners, L.L.C. and ValueAct Capital Partners, L.P. as of April 5, 2004.

(4) Time Warner, Inc. beneficially owns these shares indirectly through its ownership of Time Publishing Ventures, Inc., a wholly owned indirect subsidiary of Time Warner, Inc. This information is based on information filed with the Securities and Exchange Commission by Time Warner, Inc. as of January 22, 2001.

(5) These shares consist of: (i) 831,883 shares owned by Rocker Partners, L.P., a New York limited partnership; (ii) 342,715 shares owned by Compass Holdings, Ltd., a company organized under the International Business Companies Ordinance of the British Virgin Islands, and (iii) 29,602 shares owned by Helmsman Holdings, Ltd., a company organized under the International Business Companies Ordinance of the British Virgin Islands. David A. Rocker has sole voting and dispositive power over the aggregate amount of 1,204,200 shares of Class A Common Stock by virtue of his positions as (i) the sole managing partner of Rocker Partners, L.P. and (ii) the president of Rocker Offshore Management Company, Inc., the investment advisor to Compass Holdings, Ltd. and Helmsman Holdings, Ltd. This information is based on information filed with the Securities and Exchange Commission by David Rocker as of February 13, 2004.

(6) Consists of 16,853 shares of Class A Common Stock and options to acquire 11,000 shares of Class A Common Stock.

(7) Consists of 1,579,087 shares of Class A Common Stock and options held by Ms. Patrick to acquire 712,346 shares of Class A Common Stock. This amount excludes unvested options to acquire 140,000 shares of Class A Common Stock.

(8)  Consists of 6,866 shares of Class A Common Stock.

(9)  Consists of 413 shares of Class A Common Stock.

(10) Consists of options to acquire 9,000 shares of Class A Common Stock, 4,228,306 shares of Class A Common Stock beneficially owned by VA Partners, L.L.C. as general partner of ValueAct Capital Partners, L.P. and ValueAct Capital Partners II, L.P. and as investment advisor of ValueAct Capital International, Ltd. Mr. Ubben is attributed beneficial ownership of these shares as a managing partner of VA Partners, L.L.C., but disclaims beneficial ownership, except to the extent of his pecuniary interest in each fund.

(11) Consists of 15,500 shares of Class A Common Stock and options to acquire 6,250 shares of Class A Common Stock. Does not include unvested options to acquire 18,750 shares of Class A Common Stock.

(12) Consists of 16,112 shares of Class A Common Stock and options to acquire 33,083 shares of Class A Common Stock. Does not include unvested options to aquire 18,750 shares of Class A Common Stock.

(13) Consists of 17,387 shares of our Class A common stock, of which 1,500 shares are held directly by Ms. Stanich's spouse, and options to acquire 21,599 shares of Class A Common Stock, does not include unvested options to acquire 18,750 shares of Class A common stock.

(14) Consists of 15,612 shares of Class A Common Stock and options to acquire 163,732 shares of Class A Common Stock. This amount excludes unvested options to acquire 18,750 shares of Class A Common Stock.

(15) Consists of 5,927,748 of our Class A Common Stock and options to acquire 1,002,248 shares of Class A Common Stock, Does not include unvested options to acquire 262,500 shares of Class A Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH TIME PUBLISHING VENTURES AND ITS AFFILIATES

Ongoing Service Agreements

      In February 1997, Time Inc., Time Customer Service, Inc. ("TCS"), Oxmoor House, Inc. and Time Distribution Services, Inc. ("TDS"), each an affiliate of Time Publishing Ventures, Inc. ("TPV"), entered into agreements with us to provide us with various services. We entered into these agreements in connection with a transaction in which we acquired the assets relating to TPV's Martha Stewart-related businesses, including the Martha Stewart Living magazine and television program, from TPV. Through this transaction, TPV became an affiliate of MSO by virtue of its acquisition of MSO equity. We believe that the terms of these agreements, in the aggregate, are at least as favorable to us as we would be able to obtain with unrelated third parties.

      Under our newsstand distribution agreement, TDS provides newsstand distribution services for our magazines. We compensate TDS on the basis of net sales. This agreement expires in December 2007, but we have the right to terminate commencing December 2004 on one year's notice. In 2003, we incurred fees of $2.2 million under this agreement.

      Under our fulfillment agreement with TCS, TCS provides inventory management, back-office processing and processing of mail and phone orders for our magazines. The fulfillment agreement expires in December 2005, but is renewable at our option for an additional three-year term. The fulfillment agreement with respect to our Internet/Direct Commerce businesses was terminated in February 2002 upon our conversion to a new fulfillment provider. In 2003, we incurred fees of approximately $8.8 million under this agreement.

      Under a services agreement with Time Inc., we receive administrative, editing and sales services, as well as purchase our paper. These administrative, editing and sales services automatically renew for six-month or one-year periods, depending on the service. Subject to certain limited exceptions, the paper purchasing portion of the agreement extends through the end of 2004, provided that we may terminate the service on 180 days' written notice. In 2003, we incurred expenses of approximately $20.9 million, including $20.5 million for paper purchases, under this agreement.

      Under our agreement with Oxmoor House, we granted Oxmoor House an exclusive license to use the mark Martha Stewart Living in connection with books and continuity card and binder programs. Under the agreement, we generally produce two Best of Martha Stewart Living books and one Christmas with Martha Stewart Living book each year. Oxmoor House also has the right to publish other materials bearing the mark Martha Stewart Living as mutually agreed by us and Oxmoor House. We receive production grants on a per page basis for each of these publications, an annual payment to cover staff costs and receive 50% of the net profit. We earned approximately $0.1 million in income under this agreement in 2003. This agreement expires in December 2004.

AGREEMENTS WITH STOCKHOLDERS

Stockholders Agreement; TPV Share Buyback Agreement

      Immediately prior to our initial public offering, we entered into a stockholders agreement with the members of MSLO LLC. Under the terms of this agreement, TPV, Ms. Stewart and Ms. Patrick have the right to require us to register shares of our Class A Common Stock owned or controlled by them, subject to customary terms and minimum amounts. Registration of these shares of common stock will result in such shares becoming freely tradeable without restriction under the Securities Act of 1933. We will bear all registration expenses, other than any underwriting discounts, incurred in connection with the above registrations. These registration rights continue as long as these stockholders continue to hold any of our common stock that they received in the merger of MSLO LLC into MSO.

      As part of a February 18, 2000 agreement with TPV pursuant to which we purchased 1,366,000 shares of our Class A Common Stock held by TPV, TPV agreed to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations.

ValueAct Investment Agreement

      On January 8, 2002, we entered into an investment agreement with ValueAct Capital Partners, L.P. (and certain of its affiliates) ("ValueAct") and the MS Partnership. ValueAct is an affiliate of Mr. Ubben. Under the terms of the investment agreement, ValueAct has the right to require us on up to three occasions to register certain shares of our Class A Common Stock owned or controlled by it, subject to customary terms and minimum amounts. Registration of these shares of common stock will result in such shares becoming freely tradeable without restriction under the Securities Act of 1933. We will bear all registration expenses, other than any underwriting discounts, incurred in connection with the above registrations.

Voting Agreement with Martha Stewart

      Ms. Stewart entered into a voting agreement with the Company, dated September 25, 2003, irrevocably committing to vote at the 2004 annual meeting of stockholders for a specific proposal approving the exchange offer pursuant to which certain employees of the Company exchanged certain options held by them under the Company's Amended and Restated 1999 Stock Incentive Plan for restricted stock units granted under the plan. The voting agreement automatically terminates immediately following the earlier of (a) the requisite approval by the Company's stockholders of the exchange offer proposal having been obtained and (b) September 30, 2004.

TRANSACTIONS WITH MARTHA STEWART

Location Rental Agreement

      We have entered into a location rental agreement with Ms. Stewart relating to our use of various properties owned by her. We have historically made extensive use of these properties for television filming and photography, and also for research and development of content and products and various other commercial purposes. The agreement provided for payments of $2.5 million in 2003 to MS Real Estate Management Company, a company owned by Ms. Stewart that operates Ms. Stewart's real estate and permits us to use the properties currently owned by Ms. Stewart for any purpose relating to our businesses. The agreement was scheduled to expire in October 2004. In connection with Ms. Stewart's resignation as Chief Creative Officer and a director of the Company in March 2004, the scheduled expiration date under the agreement was amended to July 4, 2004. In the event that Ms. Stewart's employment is terminated without cause, or she terminates employment for good reason prior to the scheduled expiration date, we will be obligated to pay the remaining amount due under the location rental agreement and we will lose our access to these properties.

      In 2003, Ms. Stewart reimbursed us approximately $223,000 for certain services provided by our personnel, primarily in connection with MS Real Estate Management Company.

Intellectual Property License Agreement

      We have entered into an intellectual property license and preservation agreement with Ms. Stewart that, as of the time of our initial public offering, replaced a prior non-perpetual license agreement entered into in February 1997. Under the terms of this new license agreement, Ms. Stewart granted us an exclusive, worldwide, perpetual royalty-free license to use her name, likeness, image, voice and signature for our products and services. We are currently the owner of the primary trademarks employed in our business and, under the license agreement, we generally have the right to develop and register in our name trademarks that incorporate the Martha Stewart name, such as Martha Stewart Living, and to use exclusively these marks in our business. If Ms. Stewart ceases to control us, we will continue to have those rights, including the right to use those marks for any new business as long as such new business is substantially consistent with the image, look and goodwill of the licensed marks at the time that Ms. Stewart ceases to control us. In connection with the changes in Ms. Stewart's position and responsibilities in June 2003 and March 2004, Ms. Stewart agreed that these changes would not be deemed to constitute a cessation of control for purposes of the license agreement.

      In the event that we terminate Ms. Stewart's employment without cause or she terminates her employment for good reason, each as defined in her employment agreement, the license will cease to be exclusive and we will be limited in our ability to create new marks incorporating her name, likeness, image, publicity and signature. In these circumstances, Ms. Stewart would receive the right to use her name in other businesses that could directly compete with us, including our magazine, television and merchandising businesses. In addition, if Ms. Stewart's employment terminates under these circumstances, Ms. Stewart would receive in perpetuity a royalty of 3% of the revenues we derive from any of our products or services bearing any of the licensed marks. The intellectual property license agreement contains various customary provisions regarding our obligations to preserve the quality of the licensed marks and to protect these marks from infringement by third parties. The term of the license is perpetual; however, Ms. Stewart may terminate the license if we fail to make the royalty payments described above.

Split-Dollar Life Insurance Agreement with Ms. Stewart

      In February 2001, we entered into an agreement with Ms. Stewart and the MS Partnership pursuant to which we agreed to pay a significant portion of the annual premiums on a whole life insurance policy insuring Ms. Stewart and owned by and benefiting the MS Partnership. We will be repaid the cumulative premium payments made by us under the arrangement out of the existing cash surrender value of the policy at the earlier of Ms. Stewart's death or the voluntary termination of the arrangement by Ms. Stewart. If the arrangement lasts longer than sixteen years, we will no longer be obligated to make premium payments and will receive interest on the cumulative premiums paid by us to date until the time such premiums are repaid to us. Premium payments made by us under this arrangement in 2002 were approximately $1.1 million.
In 2003, Ms. Stewart agreed that we would no longer be obligated to make premium payments under this agreement unless recent legislation is clarified to permit such further payments.

OTHER RELATIONSHIPS

      Ms. Margaret Christiansen, Ms. Stewart's sister-in-law, is a Senior Vice President, Business Manager of MSO and received $181,054 as compensation in 2003. Mr. Randy Plimpton, Ms. Stewart's brother-in-law, is our property manager, responsible for MSO property management and support services and received $120,512 as compensation in 2003. Ms. Laura Plimpton, Ms. Stewart's sister, is a staff writer for our radio programs and received $82,934 as compensation in 2003.

      From time to time we use the services of a law firm of which Ms. Stewart's son-in-law was a partner. We paid an aggregate of approximately $91,000 in fees and expenses for such services in 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES TO INDEPENDENT AUDITORS FOR FISCAL 2003 AND 2002

     The following table presents fees for professional services rendered by Ernst & Young, LLP for the audit of the Company's annual financial statements for fiscal 2003 and fiscal 2002 and the reviews of the financial statements included in the Company's Quarterly Reports or Form 10-Q for those years, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young, LLP for fiscal 2003 and fiscal 2002.

                                       Fiscal 2003     Fiscal 2002
                                       -----------     -----------
      (1)   Audit fees                  $325,000         $500,000
      (2)   Audit-related fees (a)        29,900           46,500
      (3)   Tax fees (b)                 394,769          184,749
      (4)   All other fees (c)            21,300          165,000

(a) Principally for audits of the financial statements of the Company's 401(k) employee benefit plan and other miscellaneous accounting and auditing matters.

(b) Principally for preparation of corporate income tax, tax audits and miscellaneous tax matters.

(c) Principally for corporate governance - related policy and implementation of certain new accounting rules for intangible assets.


     All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's Audit and Non-Audit Services Pre-Approval Policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

CHANGE IN CERTIFYING ACCOUNTANT

      On May 7, 2002 we dismissed our independent auditors, Arthur Andersen LLP and engaged the services of Ernst & Young, LLP as our new independent auditors for our fiscal year ending December 31, 2002. Our Audit Committee authorized the dismissal of Arthur Andersen LLP and the engagement of Ernst & Young, LLP.

      Arthur Andersen LLP's reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2001 and 2000, and the subsequent interim period through May 7, 2002, there were no disagreements between us and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report on our consolidated financial statements for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934.

      During the years ended December 31, 2001 and 2000 and the subsequent interim period through May 7, 2002, we did not consult with Ernst & Young, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events (as defined in Item 304(a(1)(v) of Regulation S-K) as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MARTHA STEWART LIVING OMNIMEDIA, INC.

                          By:  /s/ Sharon Patrick
                              ------------------------------------------
                          Name: Sharon Patrick
                          Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE                            TITLE
-------------------------   -----------------------------------------

  /s/ Sharon Patrick        President, Chief Executive Officer and
-------------------------   Director (Principal Executive Officer)
Sharon Patrick
                            Chief Financial and Administrative
  /s/ James Follo           Officer (Principal Financial and
-------------------------   Accounting Officer)
James Follo

  /s/ Arthur C. Martinez
-------------------------   Director
Arthur C. Martinez

  /s/ Thomas C. Siekman
-------------------------   Director
Thomas C. Siekman

  /s/ Bradley E. Singer
-------------------------   Director
Bradley E. Singer

  /s/ Jeffrey W. Ubben
-------------------------   Chairman of the Board and Director
Jeffrey W. Ubben

Each of the above
signatures is affixed as
of April 29, 2004.

                               EXHIBIT INDEX

The following is a list of all exhibits filed as part of this report:

EXHIBIT
NUMBER   EXHIBIT TITLE
-------  -------------
31.1 Certification of Annual Report on Form 10-K/A for the year ended December 31, 2003, by Sharon Patrick, Chief
         Executive Officer of Martha Stewart Living Omnimedia,
         Inc., under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Annual Report on Form 10-K/A for the year ended December 31, 2003, by James Follo, Chief Financial and Administrative Officer of Martha Stewart Living
         Omnimedia, Inc., under Section 302 of the Sarbanes-Oxley
         Act of 2002.