Form 10-Q
period 2004-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-05-10
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                             YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                  Outstanding at May 4 , 2004
             Class A, $0.01 par value                           19,804,779
             Class B, $0.01 par value                           29,758,745
                                                               -----------
                                Total                           49,563,524
                                                               ===========

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                               Index to Form 10-Q

                                                                                      PAGE
                                                                                      ----
Part I.  Financial Information

         Item 1.  Financial Statements                                                  3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         12

         Item 4.  Controls and Procedures                                               18

Part II. Other Information

         Item 1.  Legal Proceedings                                                     18

         Item 6.  Exhibits and Reports on Form 8-K                                      20

         Signatures                                                                     21

         Certifications                                                                 26

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                               March 31,         December 31,
                                                                                 2004                2003
                                                                              -----------        ------------
ASSETS                                                                        (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                             $   166,701        $    165,566
        Short-term investments                                                      3,100               3,100
        Accounts receivable, net                                                   20,002              39,758
        Inventories, net                                                            8,769               7,485
        Deferred television production costs                                        2,976               3,465
        Income taxes receivable                                                     5,658               5,658
        Deferred income taxes, net                                                  1,881               5,024
        Other current assets                                                        3,197               4,422
                                                                              -----------        ------------
        TOTAL CURRENT ASSETS                                                      212,284             234,478
                                                                              -----------        ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                 21,297              22,673

INTANGIBLE ASSETS, net                                                             44,257              44,257

DEFERRED INCOME TAXES                                                               3,224               3,224

OTHER NONCURRENT ASSETS                                                             4,455               4,470
                                                                              -----------        ------------
        TOTAL ASSETS                                                          $   285,517        $    309,102
                                                                              ===========        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                              $    23,810        $     26,628
        Accrued payroll and related costs                                           6,760              10,360
        Income taxes payable                                                          469                 167
        Current portion of deferred subscription income                            24,728             23,8333
                                                                              -----------        ------------
        TOTAL CURRENT LIABILITIES                                                  55,767              60,988
                                                                              -----------        ------------
DEFERRED SUBSCRIPTION INCOME                                                        7,385               7,133
OTHER NONCURRENT LIABILITIES                                                        4,308               4,316
                                                                              -----------        ------------
        TOTAL LIABILITIES                                                          67,460              72,437
                                                                              -----------        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares authorized;
     19,775 and 19,628 shares outstanding in 2004 and 2003, respectively              198                 196
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 29,909 and  30,059 outstanding in 2004 and 2003,
        respectively                                                                  299                 301
     Capital in excess of par value                                               185,261             183,744
     Unamortized restricted stock                                                    (175)               (307)
     Retained earnings                                                             33,249              53,506
                                                                              -----------        ------------
                                                                                  218,832             237,440
     Less: Class A treasury stock - 59 shares at cost                                (775)               (775)
                                                                              -----------        ------------
        TOTAL SHAREHOLDERS' EQUITY                                                218,057             236,665
                                                                              -----------        ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   285,517        $    309,102
                                                                              ===========        ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)

                                                    Three Months Ended
                                                         March 31,
                                                    2004           2003
                                                ------------   ------------
REVENUES

      Publishing                                $     23,910   $     34,060
      Television                                       4,177          6,615
      Merchandising                                   10,789         10,328
      Internet/Direct Commerce                         5,613          7,019
                                                ------------   ------------
      TOTAL REVENUES                                  44,489         58,022
                                                ------------   ------------
OPERATING COSTS AND EXPENSES

      Production, distribution and editorial          28,966         35,625
      Selling and promotion                           14,250         12,821
      General and administrative                      16,914         14,974
      Depreciation and amortization                    1,674          2,141
                                                ------------   ------------
       TOTAL OPERATING COSTS AND EXPENSES             61,804         65,561
                                                ------------   ------------
OPERATING LOSS                                       (17,315)        (7,539)
      Interest income, net                               362            402
                                                ------------   ------------
LOSS BEFORE INCOME TAXES                             (16,953)        (7,137)

      Income tax (provision) benefit                  (3,143)         2,849
                                                ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE LOSS
FROM DISCONTINUED OPERATIONS                         (20,096)        (4,288)
Loss from discontinued operations, net of tax
benefit in 2003                                         (161)          (221)
                                                ------------   ------------
NET LOSS                                        $    (20,257)  $     (4,509)
                                                ============   ============
LOSS PER SHARE - BASIC AND DILUTED

     Loss from continuing operations            $      (0.41)  $      (0.09)

     Loss from discontinued operations                  0.00           0.00
                                                ------------   ------------
     Net loss                                   $      (0.41)  $      (0.09)
                                                ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic                                            49,464         49,450
                                                ------------   ------------
     Diluted                                          49,464         49,450
                                                ------------   ------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2004
                            (unaudited, in thousands)

                                  Class A          Class B                                               Class A
                               common stock     common stock      Capital in   Unamortized            Treasury Stock
                              ---------------  ---------------  excess of par  Restricted   Retained  ---------------
                              Shares   Amount  Shares   Amount    value          Stock      Earnings  Share    Amount    Total
                              -------  ------  ------  -------  -------------  -----------  --------  ------  -------  --------
Balance at January 1, 2004     19,628  $  196  30,059  $   301  $     183,744  $     (307)  $ 53,506     (59) $  (775) $236,665

Net loss                            -       -       -        -              -           -    (20,257)      -        -   (20,257)

Issuance of shares for stock
option exercises                  147       2       -        -            192           -          -       -        -       194

Shares returned on net
treasury basis                      -       -   (150)       (2)             2           -          -       -        -         -

Amortization of restricted
stock units                         -       -       -        -          1,323           -          -       -        -     1,323

Amortization of restricted
stock                               -       -       -        -              -         132          -       -        -       132

                              -------  ------  ------  -------  -------------  ----------   --------  ------  -------  --------
Balance at March 31, 2004      19,775  $  198  29,909  $   299  $     185,261  $     (175)  $ 33,249     (59) $  (775) $218,057
                              =======  ======  ======  =======  =============  ==========   ========  ======  =======  ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                           For The Three Months Ended
                                                                                      March 31,
                                                                          ------------------------------
                                                                             2004               2003
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                  $    (20,257)     $     (4,509)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
         Depreciation and amortization                                           1,674             2,141
         Amortization of restricted stock units and restricted stock             1,455               123
         Deferred income tax expense                                             3,143                 -
         Changes in operating assets and liabilities                            15,224            (9,856)
                                                                          ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              1,239           (12,101)
                                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                     (298)             (306)
                                                                          ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (298)             (306)
                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds received from stock option exercises                             194                 -
                                                                          ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          194                 -
                                                                          ------------      ------------
NET INCREASE (DECREASE) IN CASH                                                  1,135           (12,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 165,566           131,664
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    166,701      $    119,257
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

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2003.

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

c. Income taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of SFAS 109, the Company has established a valuation allowance of $9,304 in the first quarter of 2004. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. Until such time, except for state, local, and foreign provisions, the Company will have no reported tax provision, net of valuation adjustments.

d. Reclassifications

Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation.

e. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair value of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions for the three month periods ended March 31, 2003. No options were granted during the three months ended March 31, 2004.

                                                         2003
                                                       -------
risk-free interest rates                                  3.39%
dividend yields                                           zero
expected volatility                                        134%
expected option life                                   6 years
average fair market value per option granted           $  8.96

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three months ended March 31, 2004 and 2003 were as follows:

                                                       2004                 2003
                                                    ---------            ---------
Net loss, as reported                               $ (20,257)           $  (4,509)

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                        19                2,568
                                                    ---------            ---------
Proforma net loss                                   $ (20,276)           $  (7,077)
                                                    =========            =========
Loss per share:
         Basic and diluted - as reported            $   (0.41)           $   (0.09)
         Basic and diluted - pro forma              $   (0.41)           $   (0.14)

2.    Inventories

The components of inventories are as follows:

                                    March 31,             December 31,
                                      2004                    2003
                                    ---------             ------------
Paper                               $  5,930              $    4,610
Product merchandise                    4,515                   4,801
                                    ---------             ------------
                                      10,445                   9,411
Less: reserve for obsolete and
excess inventory
                                       1,676                   1,926
                                    ---------             ------------
                                     $ 8,769              $    7,485
                                    =========             ============

3.    Loss per share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share include the determinants of basic loss per share and, in addition, give effect to potentially dilutive common shares. For the three months ended March 31, 2004 and 2003, 403 and 4,509 stock options were excluded from the calculation of diluted loss per share, as their inclusion would be antidilutive.

4.    Industry segments

The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book and newspaper operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States, and certain other international markets. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, its direct-to-consumer floral business and the website marthastewart.com.

The Company believes operating income before depreciation and amortization ("OIDA") is an appropriate measure when evaluating the operating performance of its business segments and the Company on a consolidated basis. OIDA is used externally by the Company's investors, analysts, and industry peers. OIDA is among the primary metrics used by management for planning and forecasting of future periods, and is considered an important indicator of the operational strength of the Company's businesses. The Company believes the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and makes it easier to compare the Company's results with other companies that have different capital structures or tax rates. The Company believes OIDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As OIDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                   2004              2003
                                                               ------------      ------------
OPERATING INCOME (LOSS)
    Publishing                                                 $     (4,625)     $      4,972
    Television                                                       (1,947)              227
    Merchandising                                                     6,489             7,035
    Internet/Direct Commerce                                         (2,679)           (8,252)
                                                               ------------      ------------
Operating Income (Loss) before Corporate Overhead                    (2,762)            3,982
Corporate Overhead                                                  (14,553)          (11,521)
                                                               ------------      ------------
TOTAL OPERATING LOSS                                                (17,315)           (7,539)
                                                               ------------      ------------
DEPRECIATION AND AMORTIZATION
    Publishing                                                           62                41
    Television                                                           57               394
    Merchandising                                                       190               168
    Internet/Direct Commerce                                            243               247
Corporate Overhead                                                    1,122             1,291
                                                               ------------      ------------
TOTAL DEPRECIATION AND AMORTIZATION                                   1,674             2,141
                                                               ------------      ------------
OPERATING INCOME (LOSS) BEFORE
DEPRECIATION AND AMORTIZATION

   Publishing                                                        (4,563)            5,013
   Television                                                        (1,890)              621
   Merchandising                                                      6,679             7,203
   Internet/Direct Commerce                                          (2,436)           (8,005)
                                                               ------------      ------------
Operating Income (Loss) before Depreciation and
Amortization before Corporate Overhead                               (2,210)            4,832
Corporate Overhead, excluding Depreciation and
Amortization                                                        (13,431)          (10,230)
                                                               ------------      ------------
TOTAL OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION      $    (15,641)     $     (5,398)
                                                               ============      ============

5.    Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment.

Operating results for The Wedding List for the three months ended March 31, 2004 and 2003 were as follows:

                                                               March 31,          March 31,
                                                                  2004              2003
                                                               ---------          ---------
                                                               $       -          $     572
Revenues                                                       ---------          ---------
Loss from operations, including accrued restructuring
and shutdown costs                                                  (161)              (340)
Income tax benefit                                                     -                119
                                                               ---------          ---------
Net loss from discontinued operations                          $    (161)         $    (221)
                                                               =========          =========

6.    Supplemental cash flow information:

                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                          2004                 2003
                                                         -----                -----
Cash paid for interest                                   $   -                $  13

Cash paid for income taxes                                  11                1,529

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

                                                                   Three Months Ended
                                                                          March 31,
                                                         -----------------------------------------
                                                           2004                         2003
                                                         --------                  ---------------
                                                          (in thousands, except per share amounts)
REVENUES
      Publishing                                         $ 23,910                         $ 34,060
      Television                                            4,177                            6,615
      Merchandising                                        10,789                           10,328
      Internet/Direct Commerce                              5,613                            7,019
                                                         --------                         --------
TOTAL REVENUES                                             44,489                           58,022
                                                         --------                         --------
OPERATING COSTS AND EXPENSES
      Production, distribution and editorial               28,966                           35,625
      Selling and promotion                                14,250                           12,821
      General and administrative                           16,914                           14,974
      Depreciation and amortization                         1,674                            2,141
                                                         --------                         --------
TOTAL OPERATING COSTS AND EXPENSES                         61,804                           65,561
                                                         --------                         --------
OPERATING LOSS                                            (17,315)                          (7,539)
Interest income , net                                         362                              402
                                                         --------                         --------
LOSS BEFORE INCOME TAXES                                  (16,953)                          (7,137)
Income tax (provision) benefit                             (3,143)                           2,849
                                                         --------                         --------
LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM
DISCONTINUED OPERATIONS                                   (20,096)                          (4,288)
                                                         --------                         --------
Loss from discontinued operations                            (161)                            (221)
                                                         --------                         --------
NET LOSS                                                 $(20,257)                        $ (4,509)
                                                         ========                         ========

EXECUTIVE SUMMARY

TRENDS, RISKS AND UNCERTAINTIES

Since June 2002, public disclosure of various governmental investigations into Martha Stewart's sale of non-Company stock and of the criminal and civil charges against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand labels are closely associated with Ms. Stewart, we have seen, since June 2002, substantial negative impacts on our business as a result of the uncertainty surrounding the resolution of these legal proceedings and associated negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to some of the adverse trends our business has experienced since June 2002.

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

The Company has been carefully evaluating the responses of customers, advertisers, and business partners to the outcome of Ms. Stewart's trial, in order to assess the potential impact upon the Company's portfolio of assets and make appropriate decisions with respect to the Company's business operations and strategy. In light of the results of this assessment, the Company may consider and implement a broad range of business initiatives and strategic alternatives. These may include, without limitation, the rebranding of certain assets, changes in core content areas, new business initiatives, development of new expert personalities, changes in relationships with strategic partners, disposition of certain products, assets and businesses, and cost reduction initiatives as well as other business efficiencies.

Although we are unable to predict the full effect of the outcome of Ms. Stewart's trial on our business, we have experienced further declines in advertising revenues since the trial outcome, principally in our publishing segment. In addition, we may be deprived of Ms. Stewart's services for a period of time. We may experience further material adverse impacts as a result of the trial outcome, including, without limitation, additional revenue declines, additional litigation, additional expenses relating to corporate communications and corporate professional fees and loss of key personnel. For the first quarter of 2004, we suffered a net loss of $20.3 million compared to a net loss of $4.5 million in the same quarter of the prior year. We may sustain substantial operating losses in future periods and our cash position may be materially adversely affected.

In 2003, prior to the resolution of Ms. Stewart's criminal proceeding, we decided to lower the rate base (the number of copies per issue we guarantee to advertisers) for Martha Stewart Living magazine from 2.3 million to 1.8 million copies per issue, effective with the January 2004 issue. Although this reduction has resulted and will continue to result in lower advertising rates and lower circulation revenue on a year-over-year basis for Martha Stewart Living magazine, we will achieve cost savings through reduced magazine production and distribution costs and reduction of incremental circulation acquisition costs as a result of the rate base change.

Since March 5, 2004, the availability of the Martha Stewart Living television program has declined to approximately 50% of U.S. television households from previous levels of approximately 90% primarily due to the loss of coverage from the CBS owned and operated stations. This reduction in household coverage will result in lower license fees and advertising revenues. In light of this development, we are evaluating future strategic actions with respect to our Television business for the television season beginning September 2004 and beyond. However, we currently intend to provide content for the remainder of the current season. Additionally, certain contracts relating to our cable television shows expired on December 31, 2003 and were not renewed. We believe that the combined impact of lower license fees, reduction in household coverage of our flagship syndicated television program, and contract expirations will result in losses in the Television segment in 2004.

On February 11, 2004, Kmart Corporation filed an action with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division, against MSO IP Holdings, Inc., a wholly owned subsidiary of MSO, seeking declaratory and other relief under the June 2001 contract between Kmart and MSO IP. In its complaint, Kmart sought to interpret the agreement in a manner that would require it to make minimum royalty payments for the remaining life of the contract based solely upon aggregate sales of licensed products. In addition, Kmart sought to reduce the amount it is obligated under the contract to spend with MSO on advertising in MSO media properties. On April 22, 2004, we reached an agreement with Kmart to amend the terms of our contract and executed certain releases. We believe that this agreement better aligns the two companies' mutual business interests. In connection with the amendment and releases, on April 23, 2004, Kmart voluntarily dismissed its complaint with prejudice, terminating the litigation. The amendment, among other things, extends the Kmart contract for an additional two years and expands the scope of the contract to cover several new product categories. At the same time, the amendment eliminates, with respect to 2003 and subsequent years, provisions of the contract providing for payment of guaranteed minimum royalties by individual product category and reduces the amount Kmart is obligated under the contract to spend with MSO on advertising in MSO media properties. The amendment also reduces the aggregate minimum royalty payments. The aggregate minimum royalty payment for the period February 1, 2004 to January 31, 2005 was reduced to $49 million from $53.4 million previously. We continue to expect that the minimum guaranteed royalty payments will exceed actual royalties earned from retail sales through January 31, 2008. For the contract years ending January 31, 2009 and 2010, we currently anticipate that royalties earned will be based upon actual royalties from retail sales, rather than the contractual minimums for such years.

To date, since March 5, 2004, we have not experienced any material adverse impact on sales of our products or circulation of our magazines.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Revenues. Total revenues decreased $13.5 million, or 23.3%, to $44.5 million for the quarter ended March 31, 2004, from $58.0 million for the quarter ended March 31, 2003.

Publishing revenues decreased $10.2 million, or 29.8%, to $23.9 million for the quarter ended March 31, 2004, from $34.1 million for the quarter ended March 31, 2003. This decrease was primarily due to a decrease in advertising revenues of $11.5 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective commensurate with the January 2004 issue. The total quarterly decrease in advertising revenue in Martha Stewart Living was $8.5 million. The reduction in advertising revenue was also attributable to lower advertising revenue in Everyday Food of $2.6 million, as the prior year's quarter included advertising revenues from a sponsorship arrangement. Circulation revenue increased $1.6 million in the quarter. The increase in circulation revenues was primarily due to the higher circulation and increased frequency of Everyday Food, as well as an additional Special Interest Publication (SIP) published in the quarter. The increase was partially offset by lower subscription revenues from Martha Stewart Living magazine, due primarily to lower subscription copies sold as part of our rate base reduction.

Television revenues decreased $2.4 million, or 36.9%, to $4.2 million for the quarter ended March 31, 2004, from $6.6 million for the quarter ended March 31, 2003. The decrease is primarily attributable to lower revenue from our syndicated daily program of $1.4 million due in part to lower license fees. The segment was also impacted by the expiration of certain cable licensing contracts effective December 31, 2003.

Merchandising revenues increased $0.5 million, or 4.5%, to $10.8 million for the quarter ended March 31, 2004, from $10.3 million for the quarter ended March 31, 2003, primarily due to recognizing as revenue the pro-rata portion of the contractual minimum royalty amount, totaling $2.4 million, due from Kmart for the 12 month period ended January 31, 2004, relating to January 2004. We expect the minimum guarantees will exceed actual royalties earned from retail sales for the foreseeable future primarily due to store closings. Royalties earned on actual product sales (excluding minimum guarantees) declined on a quarter-over-quarter basis principally due to the impact of Kmart store closings and lower same store sales, partially offset by an increase in royalty rate in the current period. The royalty rate under our agreement with Kmart increased 5% on February 1, 2004. Revenue from Kmart represented approximately 83% of total segment revenue for the quarter ended March 31, 2004. The quarter also benefited from the launch of our Martha Stewart Everyday product at Sears Canada in September of 2003. Royalty revenue from the sales of Martha Stewart Signature products increased $0.2 million for the period ended March 31, 2004.

Internet/Direct Commerce revenues decreased $1.4 million, or 20.0%, to $5.6 million for the quarter ended March 31, 2004, from $7.0 million for the quarter ended March 31, 2003 due to lower commerce sales related to our catalog offerings and lower advertising revenue, partially offset by higher revenue from our direct-to-consumer floral business. The lower commerce sales are primarily due to planned lower catalog circulation.

Magazine Publication Schedule
Three month period ended  March 31,:

                                                             2004                                   2003
                                                             ----                                   ----
Martha Stewart Living                                      Three Issues                          Three Issues
Everyday Food                                              Three Issues                           Two Issues
Special Interest Publications                              Three Issues                           Two Issues

Production, Distribution and Editorial. Production, distribution and editorial expenses decreased $6.7 million, or 18.7%, to $29.0 million for the quarter ended March 31 2004, from $35.6 million for the quarter ended March 31, 2003. Internet/Direct Commerce costs decreased $5.5 million. Reduced costs in the segment reflect lower catalog production and distribution costs of $2.4 million due to reduced catalog circulation. Lower costs were also due in part to lower product sales, an improved product gross margin and improved distribution efficiencies which collectively contributed to $2.1 million of lower costs in the quarter. The segment continued to benefit from the prior year restructuring which reduced headcount and lowered technology costs. Publishing segment costs decreased $1.8 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due mainly to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of an additional issue of Everyday Food as well as an additional SIP in the quarter.

Selling and Promotion. Selling and promotion expenses increased $1.4 million, or 11.1%, to $14.3 million for the quarter ended March 31, 2004, from $12.8 million for the quarter ended March 31, 2003. Publishing segment costs increased $1.5 million resulting primarily from circulation acquisition costs relating to Everyday Food and one of our SIP's, partially offset by lower spending related to Martha Stewart Living magazine.

General and Administrative. General and administrative expenses increased $1.9 million, or 13.0%, to $16.9 million for the quarter ended March 31, 2004, from $15.0 million for the quarter ended March 31, 2003. Corporate costs increased $3.2 million principally resulting from higher employee-related costs, including the November 2003 stock option exchange offers of $1.7 million and higher legal, corporate communications and consulting fees. Internet/Direct Commerce costs decreased $1.4 million primarily due to the absence of costs incurred in the prior year related to consulting and severance costs.

Depreciation and Amortization. Depreciation and amortization decreased $0.5 million, or 21.8%, to $1.7 million for the quarter ended March 31, 2004, from $2.1 million for the quarter ended March 31, 2003. The decrease is primarily due to lower depreciation associated with certain assets of our Connecticut television studio. The company reduced the net carrying value of those assets in the fourth quarter of 2003.

Income tax benefit (expense). Income tax expense for the three months ended March 31, 2004 was $3.1 million, compared to an income tax benefit of $2.8 million, representing an effective income tax rate of 40% for the three months ended March 31, 2003. The current period provision reflects a valuation allowance of $9.3 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.2 million for the three months ended March 31, 2004 and 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Loss. Net loss was $(20.3) million for the three months ended March 31, 2004, compared to a net loss of ($4.5) million for the three months ended March 31, 2003, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $166.7 million and $165.6 million and short-term investments were $3.1 million and $3.1 million at March 31, 2004 and December 31, 2003, respectively.

Cash flows provided by operating activities were $1.2 million during the three months ended March 31, 2004, compared to cash used in operating activities of $12.1 million during the three months ended March 31, 2003. Cash provided by operating activities during the three months ended March 31, 2004 were primarily due to a changes in operating assets and liabilities of $15.2 million, an increase in the deferred income tax expense, and by depreciation and amortization of $1.7 million as well as the amortization of restricted stock units and restricted stock of $1.5 million, partially offset by a net loss for the period of $20.3 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by a decrease in certain accounts payable. Cash used in operating activities during the three months ended March 31, 2003 was primarily due to a net loss for the period of $4.5 million and changes in operating assets and liabilities reducing cash flow of $9.9 million, partially offset by depreciation and amortization of $2.1 million. Cash used by changes in operating assets and liabilities during the quarter is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable.

Cash flows used in investing activities were $0.3 million in each of the three month periods ended March 31, 2004 and 2003. Cash flows used in investing activities in both periods resulted from capital expenditures.

Cash flows provided by financing activities for the three month period ended March 31, 2004 were $0.2 million, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $10 million, which is available to us for seasonal working capital requirements and general corporate purposes. As of March 31, 2004, we had no outstanding borrowings under this facility.

We believe that our available cash balances together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, in our Publishing segment, the publication schedule of Special Interest Publications can vary from quarter to quarter. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we expect to recognize the pro-rata portion of the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of 2004, when the amount can be determined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, deferred tax assets, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is generally made by our strategic partners on a quarterly basis. For the three month period ended March 31, 2004, the Company has recognized the pro-rata portion of the contractual minimum royalty amount due from Kmart for the period ended January 31, 2004, relating to January 2004. Revenues recorded under our agreement with Kmart for the months of February and March were based on actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under the agreement with Kmart are computed on January 31st annually and are payable shortly thereafter. We expect to recognize the pro-rata portion of the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2004, when the amount can be determined.

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

Intangible assets

Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings and be tested for impairment at least annually. The impairment tests are based upon a fair-value approach as described in SFAS No. 142. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Forward-looking Statements

We have included in this Quarterly Report certain "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as "may," "will," "should," "could", "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company's actual results may differ materially from those projected in these statements, and factors that could cause such differences include further adverse reaction to the prolonged and continued negative publicity relating to Martha Stewart by consumers, advertisers and business partners; further adverse reaction by the Company's consumers, advertisers and business partners to the outcome of Ms. Stewart's trial arising from a sale of non-Company stock by Ms. Stewart; a loss of the services of

Ms. Stewart; a loss of the services of other key personnel; an adverse resolution to the SEC enforcement proceeding currently underway against Ms. Stewart arising from her personal sale of non-Company stock; adverse resolution of some or all of the Company's ongoing litigation; downturns in national and/or local economies; shifts in our business strategies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; and changes in government regulations affecting the Company's industries. Certain of these and other factors are discussed in more detail in other parts of this report, especially in this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kmart Litigation. On February 11, 2004 Kmart Corporation filed an action with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division, against MSO IP Holdings, Inc., a wholly owned subsidiary of MSO, seeking declaratory and other relief under the June 2001 contract between Kmart and MSO IP. Kmart sought to interpret the agreement in a manner that would require it to make minimum royalty payments for the remaining life of the contract based solely upon aggregate sales of licensed products. In addition, Kmart sought to reduce by approximately $1 to $2 million annually the amount it is obligated under the contract to spend with MSO on advertising in MSO media properties.

On April 22, 2004, MSO IP and Kmart executed an amendment to the June 2001 contract between MSO IP and Kmart, as well as certain mutual releases. In connection with the amendment and releases, on April 23, 2004 Kmart voluntarily dismissed its complaint with prejudice, terminating the litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Trends, Risks and Uncertainties."

Other Company Litigation. On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company's other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers (collectively, the "Individual Defendants")) as defendants. The action consolidates seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v Martha Stewart Living Omnimedia, Inc. (filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart's sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants made statements about Ms. Stewart's sale that were materially false and misleading. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company's stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorneys' fees and costs, and further relief as determined by the court.

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

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart as a defendant: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation (the "Shareholder Derivative Litigation"), filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. Company directors Arthur Martinez, Sharon Patrick, Jeffrey Ubben and former directors John Doerr, Darla Moore and Naomi Seligman, are also named as defendants in Beam. Mr. Martinez, Ms. Patrick, Mr. Ubben, Mr. Doerr, Ms. Moore, Ms. Seligman, five of the Company's present or former officers (Mr. Blatt, Ms. Cardinale, Ms. Roach, Ms. Sobel, and Ms. Towey), and Kleiner Perkins Caufield & Byers are also named as defendants in Richards. Mr. Martinez, Ms. Patrick, Mr. Ubben, Ms. Moore and Ms. Seligman are also named as defendants in Sargent. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court, and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court. Sargent consolidates two derivative complaints previously filed in the U.S. District Court for the Southern District Court of New York: Acosta v. Stewart, filed on October 10, 2002, and Sargent v. Martinez, filed on May 30, 2003.

All four derivative actions allege that Ms. Stewart breached her fiduciary duties to the Company by engaging in insider trading in ImClone stock and making false and misleading statements about such trading. The plaintiffs allege that these actions have diminished Ms. Stewart's reputation and injured the Company through lost revenues, loss of reputation and good will, decreased stock price, and increased costs. The plaintiff in Beam further alleges that (i) Ms. Stewart's actions have jeopardized the Company's intellectual property; (ii) the directors breached their fiduciary duties by failing to monitor Ms. Stewart's affairs to ensure she did not harm the Company; (iii) Ms. Stewart and the other directors breached their fiduciary duties by failing to address the impropriety of the Company's payment of split-dollar insurance premiums; and (iv) Ms. Stewart and Mr. Doerr usurped corporate opportunities by selling personally owned Company stock to an investment firm without first presenting the Company with the opportunity to sell its stock to the firm. The plaintiffs in the Shareholder Derivative Litigation also allege that Ms. Stewart breached the terms of her employment agreement with the Company. The plaintiff in Richards further alleges (i) intentional breach of fiduciary duty by, among other things, acting in reckless disregard of, and failing to prevent, Ms. Stewart's insider trading in ImClone stock, violating federal securities laws by selling Company stock while in possession of material, non-public information, misuse of corporate information, and gross mismanagement of the Company; (ii) negligent breach of fiduciary duty; (iii) abuse of control; (iv) constructive fraud; (v) gross mismanagement; and (vi) waste. The plaintiffs in Sargent further allege that the directors breached their fiduciary duties by (i) failing to take appropriate action to address Ms. Stewart's wrongdoing; (ii) granting Ms. Stewart a bonus for 2002; and (iii) endorsing an amendment to the Company's agreement with Ms. Stewart for the rental of certain properties.

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

On April, 17, 2003, the Company's motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs' submission of a demand to initiate litigation on the Company's Board or a determination by the Federal District Court in the Acosta action (now the consolidated Sargent action) that such a demand is excused. On September 30, 2003, the Company's motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam appealed the dismissal of the complaint to the Delaware Supreme Court. On March 31, 2004, the Delaware Supreme Court, sitting en banc, unanimously affirmed the dismissal of the Beam complaint. The Sargent action had previously been stayed by order of the court pending resolution of the Beam appeal by the Delaware Supreme Court. On April 22, 2004, the court lifted that stay and ordered the plaintiffs to respond to MSO's and the MSO directors' previously filed motions to dismiss. Oral argument on those motions to dismiss is scheduled for July 23, 2004. The Richards action had been stayed by agreement of the parties pending resolution of the Beam appeal by the Delaware Supreme Court. By agreement of the parties, MSO's and the director defendants' motions to dismiss the Richards action are due to be filed on June 14, 2004.

      While still in their early stages, we believe the Company has substantial defenses to the Consolidated Class Action Complaint and the derivative actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number                                    Exhibit Title
------                                    -------------
10.1              Amendment, dated as of March 15, 2004, to the Employment
                  Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart

10.2              Amendment, dated as of March 15, 2004, to the Location Rental
                  Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart

31.1              Certification of Chief Executive Officer

31.2              Certification of Chief Financial Officer

32                Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 (18 U.S.C. 1350)

(b) Reports on Form 8-K

    On March 4, 2004, the Company filed a Current Report on Form 8-K reporting its earnings for its fiscal fourth quarter ended December 31, 2003.

    On March 9, 2004, the Company filed a Current Report on Form 8-K providing a transcript of its fiscal fourth quarter earnings conference call held on March 4, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MARTHA STEWART LIVING OMNIMEDIA, INC.

                                           Date:  May 7, 2004
                                               /s/ James Follo
                                           -------------------------------------
                                           Name:  James Follo
                                           Title: Executive Vice President,
                                                  Chief Financial and
                                                  Administrative Officer