Form 10-Q
period 2004-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-08-09
CIK 1091801

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ---------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class              Outstanding as of August 5, 2004
Class A, $0.01 par value                 20,366,853
Class B, $0.01 par value                 29,422,860
                                         ----------
                   Total                 49,789,713
                                         ==========

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                                     Page
                                                                                     ----
Part I. Financial information
        Item 1. Financial Statements                                                   3
        Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                             11
        Item 4. Controls and Procedures                                               24
Part II. Other Information
        Item 1. Legal Proceedings                                                     24
        Item 4. Submission of Matters to a Vote of Security Holders                   26
        Item 6. Exhibits and Reports on Form 8-K                                      27
        Signatures                                                                    28

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARTHA STEWART LIVING OMINIMEDIA, INC.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                    June 30,    December 31,
                                                                                      2004          2003
                                                                                   ----------   ------------
                                                                                  (unaudited)
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                  $  119,462    $  165,566
        Short-term investments                                                         38,891         3,100
        Accounts receivable, net                                                       17,736        39,758
        Inventories, net                                                                9,234         7,485
        Deferred television production costs                                            1,448         3,465
        Income taxes receivable                                                         5,771         5,658
        Deferred income taxes                                                           1,833         5,024
        Other current assets                                                            6,046         4,422
                                                                                   ----------    ----------

        TOTAL CURRENT ASSETS                                                          200,421       234,478
                                                                                   ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, net                                                     19,870        22,673

INTANGIBLE ASSETS, net                                                                 44,257        44,257

DEFERRED INCOME TAXES                                                                   3,224         3,224

OTHER NONCURRENT ASSETS                                                                 4,440         4,470
                                                                                   ----------    ----------
        TOTAL ASSETS                                                               $  272,212    $  309,102
                                                                                   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                                   $   24,663    $   26,628
        Accrued payroll and related costs                                              12,245        10,360
        Income taxes payable                                                              692           167
        Current portion of deferred subscription income                                23,532        23,833
                                                                                   ----------    ----------
        TOTAL CURRENT LIABILITIES                                                      61,132        60,988
                                                                                   ----------    ----------
DEFERRED SUBSCRIPTION INCOME                                                            7,028         7,133
OTHER NONCURRENT LIABILITIES                                                            4,211         4,316
                                                                                   ----------    ----------

        TOTAL LIABILITIES                                                              72,371        72,437
                                                                                   ----------    ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares authorized; 20,328 and
      19,628 shares outstanding in 2004 and
      2003, respectively                                                                  203           196
     Class B common stock, $.01 par value, 150,000 shares
      authorized; 29,423 and 30,059 outstanding in 2004 and 2003,
      respectively                                                                        294           301
     Capital in excess of par value                                                   186,207       183,744
     Unamortized restricted stock                                                         (44)         (307)
     Retained earnings                                                                 13,956        53,506
                                                                                   ----------    ----------
                                                                                      200,616       237,440
     Less: Class A treasury stock - 59 shares at cost                                    (775)         (775)
                                                                                   ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY                                                    199,841       236,665
                                                                                   ----------    ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  272,212    $  309,102
                                                                                   ==========    ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                ----------    ----------    ----------    ----------
                                                   2004          2003          2004          2003
                                                ----------    ----------    ----------    ----------
REVENUES
      Publishing                                $   23,722    $   39,617    $   47,632    $   73,678
      Television                                     3,056         6,588         7,233        13,203
      Merchandising                                 10,903        11,763        21,692        22,091
      Internet/Direct Commerce                       6,365         7,814        11,978        14,833
                                                ----------    ----------    ----------    ----------
      TOTAL REVENUES                                44,046        65,782        88,535       123,805
                                                ----------    ----------    ----------    ----------

OPERATING COSTS AND EXPENSES
      Production, distribution and editorial        30,411        35,448        59,352        71,049
      Selling and promotion                         14,393        13,699        28,612        26,495
      General and administrative                    15,877        12,934        31,393        27,836
      Amortization of non-cash stock
       compensation                                  1,026           144         2,480           267
      Depreciation and amortization                  1,635         2,054         3,309         4,195
                                                ----------    ----------    ----------    ----------
      TOTAL OPERATING COSTS AND EXPENSES            63,342        64,279       125,146       129,842
                                                ----------    ----------    ----------    ----------

OPERATING INCOME (LOSS)                            (19,296)        1,503       (36,611)       (6,037)

      Interest income, net                             319           395           681           797
                                                ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (18,977)        1,898       (35,930)       (5,240)

       Income tax benefit (provision)                 (189)         (665)       (3,332)        2,184
                                                ----------    ----------    ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE LOSS FROM DISCONTINUED OPERATIONS         (19,166)        1,233       (39,262)       (3,056)

Loss from discontinued operations, net of tax
  benefit                                             (127)         (302)         (288)         (523)
                                                ----------    ----------    ----------    ----------

                        NET INCOME (LOSS)       $  (19,293)   $      931    $  (39,550)   $   (3,579)
                                                ==========    ==========    ==========    ==========

INCOME (LOSS) PER SHARE - BASIC AND DILUTED

   Income (loss) from continuing operations     $    (0.39)   $     0.02    $    (0.79)   $    (0.06)
   Loss from discontinued operations                 (0.00)        (0.01)        (0.01)        (0.01)
                                                ----------    ----------    ----------    ----------
   Net income (loss)                            $    (0.39)   $     0.02    $    (0.80)   $    (0.07)
                                                ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                            49,572        49,488        49,518        49,560
   Diluted                                          49,572        49,627        49,518        49,560

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2004
                            (unaudited, in thousands)



                                 Class A         Class B                                            Class A
                               common stock    common stock    Capital in  Unamortized            Treasury Stock
                              --------------  --------------    excess of  Restricted   Retained  --------------
                              Shares  Amount  Shares  Amount    par value     Stock     Earnings  Shares  Amount   Total
                              ------  ------  ------  ------   ----------  -----------  --------  ------  ------  --------
Balance at January 1, 2004    19,628  $  196  30,059  $  301   $  183,744    $  (307)   $ 53,506   (59)   $ (775) $236,665

Net loss                           -       -       -       -            -          -     (39,550)    -         -   (39,550)

Conversion of shares             486       5    (486)     (5)           -          -           -     -         -         -

Issuance of shares for stock
   option exercises              214       2       -       -          291          -           -     -         -       293

Shares returned on net
  treasury basis                   -       -    (150)     (2)           2          -           -     -         -         -

Amortization of restricted
  stock                            -       -       -       -        2,170        263           -     -         -     2,433
                              ------  ------  ------  ------   ----------     ------    --------   ---    ------  --------
Balance at June 30, 2004      20,328  $  203  29,423  $  294   $  186,207     $  (44)   $ 13,956   (59)   $ (775) $199,841
                              ======  ======  ======  ======   ==========     ======    ========   ===    ======  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                      Six Months Ended
                                                                           June 30,
                                                                     2004          2003
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (39,550)   $   (3,579)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                  3,309         4,195
        Amortization of restricted stock                               2,480           267
        Deferred income tax expense                                    3,191             -
        Changes in operating assets and liabilities                   20,470        (6,807)
                                                                  ----------    ----------

NET CASH USED IN OPERATING ACTIVITIES                                (10,100)       (5,924)
                                                                  ----------    ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
        Capital expenditures                                            (506)         (637)
        Purchases of short-term investments                          (35,791)            -
        Sales of short-term investments                                    -           300
                                                                  ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                                (36,297)         (337)
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds received from stock option exercises                    293            84
                                                                  ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                293            84
                                                                  ----------    ----------

NET DECREASE IN CASH                                                 (46,104)       (6,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       165,566       131,664
                                                                  ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  119,462    $  125,487
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

c. Income taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of SFAS 109, the Company has established a valuation allowance of $16,453 in the first six months of 2004. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company has reached final settlement with the Internal Revenue Service ("IRS") related to the 1999 audit of the Company's consolidated federal income tax return. Resolution of the examination did not have a material effect on our consolidated financial position, results of operations, or liquidity.

d. Reclassifications

Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation.

e. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair values of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions for the three month periods ended June 30,:

                                                  2004       2003
                                                -------    --------
risk-free interest rates                           2.73%      2.64%
dividend yields                                    zero       zero
expected volatility                                 150%       139%
expected option life                            3 years    6 years
average fair market value per option granted    $  7.26    $  9.16

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three and six month periods ended June 30, 2004 and 2003 were as follows:

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        2004        2003        2004        2003
                                      --------    --------    --------    --------
Net income (loss), as reported        $(19,293)   $    931    $(39,550)   $ (3,579)
                                      --------    --------    --------    --------

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                  457       3,955         477       7,906
                                      --------    --------    --------    --------

Pro forma net loss                    $(19,750)   $ (3,024)   $(40,027)   $(11,485)
                                      ========    ========    ========    ========

Income (loss) per share:
    Basic and diluted - as reported   $  (0.39)   $   0.02    $  (0.80)   $  (0.07)
    Basic and diluted - pro forma     $  (0.40)   $ ( 0.06)   $  (0.81)   $  (0.23)

2.    Inventories

The components of inventories are as follows:

                                  June 30,    December 31,
                                    2004          2003
                                 ----------   ------------
Paper                            $    5,935   $      4,610
Product merchandise                   5,134          4,801
                                 ----------   ------------
                                     11,069          9,411
Less: reserve for obsolete and
  excess inventory                    1,835          1,926
                                 ----------   ------------
                                 $    9,234   $      7,485
                                 ==========   ============

3.    Earnings (loss) per share

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. For the three and six month periods ended June 30, 2004 and 2003, the following options were excluded from the calculation of earnings
(loss) per share as their inclusion would be antidilutive:

                    Three Months Ended      Six Months Ended
                          June 30,              June 30,
                   ---------------------   -------------------
                      2004        2003       2004       2003
                   ---------   ---------   -------   ---------
Options excluded   1,068,236   3,804,902   794,698   4,209,056
                   ---------   ---------   -------   ---------

4.    Industry segments

The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication in the United States and on cable in the United States. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, its direct-to-consumer floral business and the website marthastewart.com.

The Company believes operating income before depreciation and amortization, including the amortization of non-cash stock compensation, ("OIDA") is an appropriate measure when evaluating the operating performance of its business segments and the Company on a consolidated basis. OIDA is used externally by the Company's investors, analysts, and industry peers. OIDA is among the primary metrics used by management for planning and forecasting of future periods, and is considered an important indicator of the operational strength of the Company's businesses. The Company believes the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and makes it easier to compare the Company's results with other companies that have different capital structures or tax rates. The Company believes OIDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As OIDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                                                 Three Months Ended       Six Months Ended
                                                                     June 30,                 June 30,
                                                                    (unaudited)              (unaudited)
                                                                --------    --------    --------    --------
                                                                  2004        2003        2004        2003
                                                                --------    --------    --------    --------
OPERATING INCOME (LOSS)
   Publishing                                                   $ (5,321)   $  9,335    $ (9,946)   $ 14,306
   Television                                                     (3,531)          2      (5,478)        229
   Merchandising                                                   5,314       7,808      11,803      14,842
   Internet/Direct Commerce                                       (2,426)     (4,552)     (5,105)    (12,804)
                                                                --------    --------    --------    --------
   Operating Income (Loss)  before Corporate Overhead             (5,964)     12,593      (8,726)     16,573
   Corporate Overhead                                            (13,332)    (11,090)    (27,885)    (22,610)
                                                                --------    --------    --------    --------
   TOTAL OPERATING INCOME (LOSS)                                 (19,296)      1,503     (36,611)     (6,037)
                                                                --------    --------    --------    --------

DEPRECIATION AND AMORTIZATION
   Publishing                                                         61          41         123          82
   Television                                                         59         385         116         779
   Merchandising                                                     190         168         380         337
   Internet/Direct Commerce                                          249         244         492         491
   Corporate Overhead                                              1,076       1,216       2,198       2,506
                                                                --------    --------    --------    --------
    TOTAL DEPRECIATION AND AMORTIZATION                            1,635       2,054       3,309       4,195
                                                                --------    --------    --------    --------

AMORTIZATION OF NON-CASH STOCK COMPENSATION EXPENSE (BENEFIT)
     Publishing                                                       51          51         102         102
     Television                                                        -           -           -           -
     Merchandising                                                    12          12          25          25
     Internet/Direct Commerce                                          -           -           -         (22)
     Corporate Overhead                                              963          81       2,353         162
                                                                --------    --------    --------    --------
     TOTAL AMORTIZATION OF NON-CASH STOCK COMPENSATION
       EXPENSE                                                     1,026         144       2,480         267
                                                                --------    --------    --------    --------
OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND AMORTIZATION
 AND AMORTIZATION OF NON-CASH STOCK COMPENSATION
     Publishing                                                   (5,209)      9,427      (9,721)     14,490
     Television                                                   (3,472)        387      (5,362)      1,008
     Merchandising                                                 5,516       7,988      12,208      15,204
     Internet/Direct Commerce                                     (2,177)     (4,308)     (4,613)    (12,335)
                                                                --------    --------    --------    --------
     Operating Income (Loss) before Depreciation and
       Amortization and Amortization of Non-Cash Stock
       Compensation and before Corporate Overhead                 (5,342)     13,494      (7,488)     18,367
     Corporate Overhead                                          (11,293)     (9,793)    (23,334)    (19,942)
                                                                --------    --------    --------    --------
TOTAL OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND
  AMORTIZATION AND AMORTIZATION OF NON-CASH STOCK
  COMPENSATION                                                  $(16,635)   $  3,701    $(30,822)   $ (1,575)
                                                                ========    ========    ========    ========

5.    Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment.

Operating results for The Wedding List were as follows:

                                          Three Months Ended      Six Months Ended
                                         June 30, (unaudited)    June 30, (unaudited)
                                         --------    --------    --------    --------
                                           2004        2003        2004        2003
                                         --------    --------    --------    --------
Revenues                                 $      -    $      -    $      -    $    580
                                         --------    --------    --------    --------
Loss from operations, including
 restructuring and shutdown costs            (127)       (464)       (288)       (804)
                                         --------    --------    --------    --------
Income tax benefit                              -         162           -         281
                                         --------    --------    --------    --------
Loss from discontinued operations, net
 of tax benefit in 2003                  $   (127)   $   (302)   $   (288)   $   (523)
                                         ========    ========    ========    ========

6.    Supplemental cash flow information:

                             Three Months Ended     Six Months Ended
                                  June 30,               June 30,
                             --------   --------   --------   --------
                               2004       2003       2004       2003
                             --------   --------   --------   --------
Cash paid for interest              -   $     40          -   $     15

Cash paid for income taxes   $      3   $  3,597   $     14   $  1,529

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

EXECUTIVE SUMMARY

TRENDS, RISKS AND UNCERTAINTIES

Since June 2002, public disclosure of various governmental investigations into Martha Stewart's sale of non-Company stock and of the criminal and civil charges against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand labels are closely associated with Ms. Stewart, we have seen , since June 2002, substantial negative impacts on our business as a result of the uncertainty surrounding the resolution of these legal proceedings and associated negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to the adverse trends our business has experienced since June 2002.

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

On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning her personal sale of non-Company stock. On March 15, 2004, Ms. Stewart resigned her positions as a director and Chief Creative Officer of the Company, and assumed the position of Founding Editorial Director, a non-officer position. On July 16, 2004, Ms. Stewart was sentenced to five months in prison and two years of supervised release, which includes five months of home confinement to be served immediately upon release from prison. The sentence is stayed pending appeal.

The Company continues to evaluate the responses of customers, advertisers, and business partners to the outcome of Ms. Stewart's legal matters, in order to assess the potential impact upon the Company's operating assets and make appropriate decisions with respect to the Company's business operations and strategy. In light of the results of this assessment, the Company has already implemented a number of business initiatives and may consider a broad range of additional business initiatives and strategic alternatives. These may include, without limitation, repositioning certain brands, changes in core content areas, new business initiatives, development of new expert personalities, changes in relationships with strategic partners, disposition of certain products, assets and businesses, and cost reduction initiatives as well as other business efficiencies.

Although we are unable to predict the full effect of the outcome of Ms. Stewart's trial and related sentencing on our business, we continue to experience declines in advertising revenues since the trial outcome, principally in our publishing segment. We may experience further material adverse impacts as a result of the trial outcome, including, without limitation, additional revenue declines, additional litigation, additional expenses relating to corporate communications and corporate professional fees and loss of key personnel. For the six month period ended June 30, 2004, we suffered a net loss of $39.6 million compared to a net loss of $3.6 million in the period of the prior year. We may sustain substantial operating losses in future periods and our cash position may be materially adversely affected.

Since March 5, 2004, the availability of the Martha Stewart Living television program has declined to approximately 50% of U.S. television households from previous levels of approximately 90% primarily due to the loss of coverage from the CBS owned and operated stations. This reduction in household coverage has resulted in lower license fees and advertising revenues. In light of this and other developments, we will not produce Season 12, the 2004-2005 broadcast season. However, we intend to provide content for the remainder of the current season which concludes in mid September. Additionally, certain contracts relating to our cable television shows expired on December 31, 2003 and were not renewed and we were informed in May 2004 that the Food Network intends to terminate our agreement beginning in October 2004. We have recently signed an agreement with The Style Network to air Martha Stewart Living nationally on cable television. However, we believe that the combined impact of lower license fees, reduction in household coverage of our flagship syndicated television program, and contract expirations will result in continued losses in the Television segment in 2004.

On April 22, 2004, we reached an agreement with Kmart to amend the terms of our contract and executed certain releases with respect to a legal action Kmart filed against the Company on February 11, 2004. We believe that this agreement better aligns the two companies' mutual business interests. In connection with the amendment and releases, on April 23, 2004, Kmart voluntarily dismissed its complaint with prejudice, terminating the litigation. The amendment, among other things, extends the Kmart contract for an additional two years and expands the scope of the contract to cover several new product categories. At the same time, the amendment eliminates, with respect to 2003 and subsequent years, provisions of the contract providing for payment of guaranteed minimum royalties by individual product category and reduces the amount Kmart is obligated under the contract to spend with MSO on advertising in MSO media properties. The amendment also reduces the aggregate minimum royalty payments. The aggregate minimum royalty payment for the period February 1, 2004 to January 31, 2005 was reduced to $49.0 million from $53.4 million previously. In accordance with the amended Kmart contract, $3.8 million of the January 31, 2005 minimum royalty payment, but not more than $10.0 in the aggregate over the term of the agreement, will be deferred and subject to recoupment in the periods ending January 31, 2009 and January 31, 2010. We continue to expect that the minimum guaranteed royalty payments will exceed actual royalties earned from retail sales through January 31, 2008. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years.

In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which is included in the Internet/ Direct Commerce segment, by year-end 2004. This will result in lower revenues in this segment beginning in 2005 and we expect that it will lead to a reduced operating loss in the segment. As a result, we may take charges related to inventory disposition and/or severance payments in the third and fourth quarters. We do not expect the total amount of the charges to exceed $1 million in the second half of the year.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30,
2003

PUBLISHING SEGMENT

                                                          2004            2003
                                                       (unaudited)     (unaudited)     Variance
                                                      ------------    ------------   ------------
PUBLISHING REVENUE
      Advertising                                     $      8,419    $     23,892   $    (15,473)
      Circulation                                           14,922          14,853             69
      Other                                                    381             872           (491)
                                                      ------------    ------------   ------------
TOTAL PUBLISHING SEGMENT REVENUE                            23,722          39,617        (15,895)
                                                      ------------    ------------   ------------
PUBLISHING OPERATING COSTS AND EXPENSES

      Production, distribution and editorial                15,402          17,857          2,455
      Selling and promotion                                 13,043          11,473         (1,570)
      General and administrative                               487             861            374
      Amortization of non-cash compensation expense             50              50              -
      Depreciation and amortization                             61              41            (20)
                                                      ------------    ------------   ------------
TOTAL PUBLISHING OPERATING COSTS AND EXPENSES               29,043          30,282          1,239
                                                      ------------    ------------   ------------

OPERATING INCOME (LOSS)                               $     (5,321)   $      9,335   $    (14,656)
                                                      ============    ============   ============

Publishing revenues decreased $15.9 million, or 40.1%, to $23.7 million for the three months ended June 30, 2004, from $39.6 million for the three months ended June 30, 2003. This decrease was primarily due to a decrease in advertising revenues of $15.5 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective commensurate with the January 2004 issue. The decrease in advertising revenue in Martha Stewart Living magazine was $10.4 million. The decrease in advertising revenue was also attributable to lower advertising revenue in Everyday Food magazine of $2.7 million, as the prior year's period included advertising revenues from a sponsorship arrangement, as well as lower revenue from our Special Interest Publications (SIP). Circulation revenue was unchanged in the quarter, as lower revenue from Martha Stewart Living was offset by higher circulation revenues from Everyday Food and Martha Stewart Weddings due primarily to publishing more issues in the current period compared to the same period one year ago.

Magazine Publication Schedule

                                  Second Quarter 2004           Second Quarter 2003
                                  -------------------           -------------------
Martha Stewart Living                 Three Issues                  Three Issues
Martha Stewart Weddings               Three Issues                  Two Issues
Everyday Food                         Three Issues                  Two Issues
Special Interest Publications         One Issue                     Two Issues

Production, distribution and editorial expenses decreased $2.5 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of an additional issue of Everyday Food as well as an additional issue of Martha Stewart Weddings in the quarter. Selling and promotion expenses increased $1.6 million primarily due to higher circulation acquisition costs relating to Everyday Food and one of our Special Interest Publications, partially offset by lower spending related to Martha Stewart Living magazine.

TELEVISION SEGMENT

                                                    2004            2003
                                                 (unaudited)     (unaudited)     Variance
                                                ------------    ------------   ------------

TELEVISION REVENUE
      Syndication                               $      2,244    $      4,558   $     (2,314)
      Licensing and other                                812           2,030         (1,218)
                                                ------------    ------------   ------------
TOTAL TELEVISION SEGMENT REVENUE                       3,056           6,588         (3,532)
                                                ------------    ------------   ------------
TELEVISION OPERATING COSTS AND EXPENSES
      Production, distribution and editorial           5,275           4,564           (711)
      Selling and promotion                              329             773            444
      General and administrative                         924             864            (60)
      Depreciation and amortization                       59             385            326
                                                ------------    ------------   ------------
TOTAL TELEVISION OPERATING COSTS AND EXPENSES          6,587           6,586             (1)
                                                ------------    ------------   ------------

OPERATING INCOME (LOSS)                               (3,531)              2         (3,533)
                                                ------------    ------------   ------------

Television revenues decreased $3.5 million primarily due to lower revenue from our syndicated daily program. The decrease in revenue from our syndicated daily program was due primarily to lower license fees and lower advertising revenue. The segment was also impacted by the expiration of certain cable and international licensing contracts effective December 31, 2003. Revenue in the quarter benefited from the launch of our programming on The Style Network, as well as revenue from our Petkeeping program. Both products did not exist in the prior year period.

Production, distribution and editorial expenses increased $0.7 million in the period due to a $1.5 million write-down of deferred production costs resulting from the early termination of a cable television licensing agreement, as well as the cost of employee severance payments of $0.5 million, partially offset by lower distribution and in-period production costs due to the winding down of production for the syndicated program, Martha Stewart Living. Selling and promotion expenses decreased $0.4 million due to lower marketing efforts for the nationally syndicated daily show. Depreciation and amortization decreased $0.3 million primarily due to a reduction in the net carrying value of certain assets in our Connecticut television studio in the fourth quarter of 2003.

MERCHANDISING SEGMENT

                                                          2004           2003
                                                       (unaudited)    (unaudited)     Variance
                                                      ------------   ------------   ------------
MERCHANDISING REVENUE
      Kmart earned royalty                            $      9,378   $      9,965           (587)
      Other                                                  1,525          1,798           (273)
                                                      ------------   ------------   ------------
TOTAL MERCHANDISING SEGMENT REVENUE                         10,903         11,763           (860)
                                                      ------------   ------------   ------------

MERCHANDISING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                 2,547          2,639             92
      Selling and promotion                                    463            150           (313)
      General and administrative                             2,376            985         (1,391)
      Amortization of non-cash compensation expense             13             13              -
      Depreciation and amortization                            190            168            (22)
                                                      ------------   ------------   ------------

TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES             5,589          3,955         (1,634)
                                                      ------------   ------------   ------------

OPERATING INCOME                                             5,314          7,808         (2,494)
                                                      ------------   ------------   ------------

Merchandising revenues decreased $0.9 million, or 7.3%, to $10.9 million for the quarter ended June 30, 2004, from $11.8 million for the quarter ended June 30, 2003, primarily due to lower sales of our Martha Stewart Everyday product at Kmart due to lower same-store-sales, as well as Kmart store closings that took place in the early part of 2003. The revenue decline was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased 5% on February 1, 2004. Royalty revenue from Kmart was recorded based on actual sales in the current and prior year periods. We expect the minimum guarantees will exceed actual royalties earned from retail sales for the foreseeable future primarily due to store closings. Other revenue declined modestly due to a decline in creative service revenue and royalty revenue from our Japanese retail partner, partially offset by revenue from the launch of our program at Sears Canada and higher royalty revenue from the sale of Martha Stewart Signature products. Our program at Sears Canada launched in the second half of 2003.

The following table sets forth the minimum guarantees as contained in our contract with Kmart Corporation.

                         1/31/02   1/31/03   1/31/04   1/31/05   1/31/06   1/31/07   1/31/08   1/31/09    1/31/10
                         -------   -------   -------   -------   -------   -------   -------  ---------  ---------
Minimum Royalty Amounts   $15.3     $40.4     $47.5     $49.0     $54.0     $59.0     $65.0   See below  See below

For the year ending January 31, 2009 the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009. Furthermore, $3.8 million of the January 31, 2005 and January 31, 2006 minimum royalty payments and $2.5 million of the January 31, 2007 and January 31, 2008 minimum royalty payments, but not more than $10.0 in the aggregate over the term of the agreement, will be deferred and subject to recoupment in the periods ending January 31, 2009 and January 31, 2010. We continue to expect that the minimum guaranteed royalty payments will exceed actual royalties earned from retail sales through January 31, 2008.

Selling and promotion expenses increased $0.3 million in the period due to higher marketing related to our Martha Stewart Signature program. General and administrative expense increased $1.4 million primarily due to professional fees incurred in the quarter associated with amending the Kmart contract.

INTERNET/DIRECT COMMERCE SEGMENT

                                                          2004            2003
                                                       (unaudited)     (unaudited)      Variance
                                                      ------------    ------------    ------------
INTERNET/DIRECT COMMERCE REVENUE
      Product                                         $      6,254    $      7,363          (1,109)
      Other                                                    111             451            (340)
                                                      ------------    ------------    ------------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE               6,365           7,814          (1,449)
                                                      ------------    ------------    ------------

INTERNET/DIRECT COMMERCE OPERATING COSTS AND
 EXPENSES
      Production, distribution and editorial                 7,095          10,289           3,194
      Selling and promotion                                    532             655             123
      General and administrative                               915           1,178             263
      Amortization of non-cash compensation expense              -               -               -
      Depreciation and amortization                            249             244              (5)
                                                      ------------    ------------    ------------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND
 EXPENSES                                                    8,791          12,366           3,575
                                                      ------------    ------------    ------------

OPERATING INCOME (LOSS)                                     (2,426)         (4,552)          2,126
                                                      ------------    ------------    ------------

Internet/Direct Commerce revenues decreased $1.4 million, or 18.5%, to $6.4 million for the three months ended June 30, 2004, from $7.8 million for the three months ended June 30, 2003, due to lower commerce sales related to our catalog offerings, partially offset by higher revenue from our direct-to-consumer floral business. The lower commerce sales are primarily due to planned lower catalog circulation. The decline in commerce revenue was largely attributable to our lower catalog circulation. The decline in other revenue was principally due to lower advertising revenue.

Production, distribution and editorial costs decreased $3.2 million reflecting lower catalog production and distribution costs of $1.5 million due to reduced catalog circulation and lower product and fulfillment costs of $1.4 million primarily due to the lower revenue. General and administrative expenses decreased $0.3 million due primarily to lower employee related expenses.

CORPORATE

                                                           2004           2003
                                                       (unaudited)     (unaudited)    Variance
                                                      ------------    ------------    --------
CORPORATE OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                    92              99           7
      Selling and promotion                                     26             648         622
      General and administrative                            11,175           9,046      (2,129)
      Amortization of non-cash compensation expense            963              81        (882)
      Depreciation and amortization                          1,076           1,216         140
                                                      ------------    ------------    --------
TOTAL CORPORATE OPERATING COSTS AND EXPENSES                13,332          11,090      (2,242)
                                                      ------------    ------------    --------

OPERATING LOSS                                             (13,332)        (11,090)     (2,242)
                                                      ------------    ------------    --------

Selling and promotion expenses decreased $0.6 million, as the prior year quarter included media spending associated with a corporate advertising program. General and administrative expenses increased $2.1 million principally resulting from higher employee-related costs, including costs relating to the November 2003 stock option exchange offers of $0.4 million, additional retention programs of $0.8 million as well as higher professional fees.

OTHER ITEMS

Income tax expense. Income tax expense for the quarter ended June 30, 2004 was $0.2 million, compared to an income tax expense of $0.7 million for the quarter ended June 30, 2003. The current period provision includes a valuation allowance of $9.3 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.1 million for the quarter ended June 30, 2004 compared to $0.3 million for the quarter ended June 30, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Income (Loss). Net loss was $(19.3) million for the quarter ended June 30, 2004, compared to net income of $0.9 million for the quarter ended June 30, 2003, as a result of the above mentioned factors.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

PUBLISHING SEGMENT

                                                          2004             2003
                                                      (unaudited)      (unaudited)     Variance
                                                      ------------    ------------   ------------
PUBLISHING REVENUE
      Advertising                                     $     16,554    $     43,477   $    (26,923)
      Circulation                                           30,355          28,718          1,637
      Other                                                    723           1,483           (760)
                                                      ------------    ------------   ------------
TOTAL PUBLISHING SEGMENT REVENUE                            47,632          73,678        (26,046)
                                                      ------------    ------------   ------------

PUBLISHING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                30,418          34,666          4,248
      Selling and promotion                                 26,108          23,054         (3,054)
      General and administrative                               829           1,470            641
      Amortization of non-cash compensation expense            100             100              -
      Depreciation and amortization                            123              82            (41)
                                                      ------------    ------------   ------------
TOTAL PUBLISHING OPERATING COSTS AND EXPENSES               57,578          59,372          1,794
                                                      ------------    ------------   ------------

OPERATING INCOME (LOSS)                               $     (9,946)   $     14,306   $    (24,252)
                                                      ------------    ------------   ------------

Publishing revenues decreased $26.0 million, or 35.4%, to $47.6 million for the six months ended June 30, 2004, from $73.7 million for the six months ended June 30, 2003. This decrease was primarily due to a decrease in advertising revenues of $26.9 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective commensurate with the January 2004 issue. The decrease in advertising revenue in Martha Stewart Living magazine was $18.9 million for the six months ended June 30, 2004. The reduction in advertising revenue was also attributable to lower advertising revenue in Everyday Food magazine of $5.3 million, as the prior year's period included advertising revenues from a sponsorship arrangement. Circulation revenue increased $1.6 million in the period primarily due to the increase in circulation and frequency of Everyday Food, as well as an additional issue of Martha Stewart Weddings published in the period, partially offset by lower circulation revenue from Martha Stewart Living magazine, due primarily to lower subscription copies sold in the period.

Magazine Publication Schedule

                                First Half 2004      First Half 2003
                                ---------------      ---------------
Martha Stewart Living           Six Issues           Six Issues
Martha Stewart Weddings         Three Issues         Two Issues
Everyday Food                   Six Issues           Four Issues
Special Interest Publications   Four Issues          Four Issues

Production, distribution, and editorial costs decreased $4.2 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due mainly to a lower number of pages printed per issue and lower copies printed, partially offset by the additional costs associated with the publication of two additional issues of Everyday Food. Selling and promotion expenses increased increased $3.1 million resulting primarily from higher circulation acquisition costs relating to Everyday Food and one of our Special Interest Publication's, partially offset by lower spending related to Martha Stewart Living magazine.

TELEVISION SEGMENT

                                                          2004            2003
                                                       (unaudited)     (unaudited)   Variance
                                                      ------------    ------------   ---------
TELEVISION REVENUE
      Syndication                                     $      5,733    $      9,232   $  (3,499)
      Licensing and other                                    1,500           3,971      (2,471)
                                                      ------------    ------------   ---------
TOTAL TELEVISION SEGMENT REVENUE                             7,233          13,203      (5,970)
                                                      ------------    ------------   ---------

TELEVISION OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                 9,878           9,080        (798)
      Selling and promotion                                    898           1,409         511
      General and administrative                             1,819           1,706        (113)
      Amortization of non-cash compensation expense              -               -           -
      Depreciation and amortization                            116             779         663
                                                      ------------    ------------   ---------
TOTAL TELEVISION OPERATING COSTS AND EXPENSES               12,711          12,974         263
                                                      ------------    ------------   ---------

OPERATING INCOME (LOSS)                                     (5,478)            229      (5,707)
                                                      ------------    ------------   ---------

Television revenues decreased $6.0 million, or 45.2%, to $7.2 million for the six months ended June 30, 2004, from $13.2 million for the six months ended June 30, 2003. The decrease is primarily attributable to lower revenue from our syndicated daily program of $4.1 million due primarily to lower license fees and lower advertising revenue. The decrease was partially offset by revenue from the launch of our programming on The Style Network and Petkeeping. The segment was also impacted by the expiration of certain cable and international licensing contracts effective December 31, 2003, included in licensing above.

Production, distribution and editorial expenses increased $0.8 million in the period due to higher non-cash production amortization recognized in the period, principally due to a $1.5 million write-down of deferred production costs resulting from the early termination of a cable television licensing agreement and the cost of employee severance payments of $0.5 million, partially offset by lower distribution and in-period production costs due to the winding down of production for the syndicated national show, Martha Stewart Living. Selling and promotion expenses decreased $0.5 million due to lower marketing efforts for the nationally syndicated daily show. Depreciation and amortization decreased $0.7 million primarily due to a reduction in the net carrying value of certain assets in our Connecticut television studio in the fourth quarter of 2003. The decrease in depreciation will continue through the remainder of the year.

MERCHANDISING SEGMENT

                                                       2004          2003
                                                   (unaudited)   (unaudited)   Variance
                                                   -----------   -----------   --------
MERCHANDISING REVENUE
      Kmart earned royalty                         $    15,864   $    18,542     (2,678)
      Kmart minimum true-up                              2,412             -      2,412
      Other                                              3,416         3,549       (133)
                                                   -----------   -----------   --------
TOTAL MERCHANDISING SEGMENT REVENUE                     21,692        22,091       (399)
                                                   -----------   -----------   --------

MERCHANDISING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial             5,164         4,709       (455)
      Selling and promotion                                570           186       (384)
      General and administrative                         3,750         1,992     (1,758)
      Amortization of non-cash compensation
       expense                                              25            25          -
      Depreciation and amortization                        380           337        (43)
                                                   -----------   -----------   --------
TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES         9,889         7,249     (2,640)
                                                   -----------   -----------   --------

OPERATING INCOME                                        11,803        14,842     (3,039)
                                                   -----------   -----------   --------

Merchandising revenues decreased $0.4 million, or 1.8%, to $21.7 million for the six months ended June 30, 2004, from $22.1 million for the six months ended June 30, 2003, primarily due to lower product sales at Kmart as a result of lower same - store-sales as well as Kmart store closings that took place in the early part of 2003. The revenue decline was partially offset by recognizing as revenue the pro-rata portion of the contractual minimum royalty amount due from Kmart for the 12 month period ended January 31, 2004, relating to January 2004 as well as an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased 5% on February 1, 2004. We expect the minimum guarantees will exceed actual royalties earned from retail sales for the foreseeable future primarily due to store closings. Other revenue declined modestly due to a decline in creative service revenue, partially offset by revenue from the launch of our program at Sears Canada and higher royalty revenue from our Martha Stewart Signature products. Our program at Sears Canada launched in the second half of 2003.

Production, distribution and editorial expense increased $0.5 million due to higher compensation related expenses. Selling and promotion expenses increased $0.4 million in the period due to higher marketing related to our Martha Stewart Signature program. General and administrative expense increased $1.8 million primarily due to professional fees incurred in the quarter associated with amending the Kmart contract.

INTERNET/DIRECT COMMERCE SEGMENT

                                                                 2004           2003
                                                              (unaudited)    (unaudited)    Variance
                                                              -----------    -----------    --------
INTERNET/DIRECT COMMERCE REVENUE
      Product sale                                            $    11,726    $    14,080      (2,354)
      Other                                                           252            753        (501)
                                                              -----------    -----------    --------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE                     11,978         14,833      (2,855)
                                                              -----------    -----------    --------

INTERNET/DIRECT COMMERCE OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                       13,707         22,395       8,688
      Selling and promotion                                           991          1,168         177
      General and administrative                                    1,893          3,605       1,712
      Amortization of non-cash compensation expense                     -            (22)        (22)
      Depreciation and amortization                                   492            491          (1)
                                                              -----------    -----------    --------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND EXPENSES        17,083         27,637      10,554
                                                              -----------    -----------    --------

OPERATING INCOME (LOSS)                                            (5,105)       (12,804)      7,699
                                                              -----------    -----------    --------

Internet/Direct Commerce revenues decreased $2.9 million, or 19.2%, to $12.0 million for the six months ended June 30, 2004, from $14.8 million for the six months ended June 30, 2003. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sale was largely attributable to our planned lower catalog circulation. The decline in other revenue was principally due to lower advertising revenue.

Production, distribution and editorial costs decreased $8.7 million, due to lower catalog production and distribution costs of $3.9 million due to reduced catalog circulation. Lower costs were also due in part to lower product sales, an improved product gross margin and improved fulfillment efficiencies, which collectively contributed to $3.5 million of lower costs in the period. The segment continued to benefit from the restructuring initiated in the first half of 2003, which reduced headcount and lowered technology costs. General and administrative expenses decreased $1.7 million due primarily to lower employee related expenses and lower professional fees.

CORPORATE

                                                         2004           2003
                                                      (unaudited)    (unaudited)    Variance
                                                      -----------    -----------    --------
CORPORATE OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                  185            199          14
      Selling and promotion                                    51            678         627
      General and administrative                           23,096         19,063      (4,033)
      Amortization of non-cash compensation expense         2,355            164      (2,191)
      Depreciation and amortization                         2,198          2,506         308
                                                      -----------    -----------    --------
TOTAL CORPORATE OPERATING COSTS AND EXPENSES               27,885         22,610      (5,275)
                                                      -----------    -----------    --------

OPERATING LOSS                                            (27,885)       (22,610)     (5,275)
                                                      -----------    -----------    --------

Selling and promotion expenses decreased $0.6 million, as the prior year quarter included media spending associated with a corporate advertising program. General and administrative expenses increased $4.0 million principally resulting from higher employee-related costs, including costs relating to the November 2003 stock option exchange offers of $0.8 million and additional retention programs of $1.7 million as well as higher corporate communications and consulting fees.

OTHER ITEMS

Income tax benefit (expense). Income tax expense for the six months ended June 30, 2004 was $3.3 million, compared to an income tax benefit of $2.2 million for the six months ended June 30, 2003. The current period provision includes a valuation allowance of $16.5 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.3 million for the six months ended June 30, 2004 compared to $0.5 million for the six months ended June 30, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Loss. Net loss was $(39.5) million for the six months ended June 30, 2004, compared to a net loss $(3.6) million for the six months ended June 30, 2003, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $119.5 million and $165.6 million and short-term investments were $38.9 million and $3.1 million at June 30, 2004 and December 31, 2003, respectively.

Cash flows used in operating activities were $10.1 million during the six months ended June 30, 2004, compared to cash used in operating activities of $5.9 million during the six months ended June 30, 2003. Cash flows used in operating activities during the six months ended June 30, 2004 were primarily due to a net loss for the period of $39.6 million, partially offset by changes in operating assets and liabilities of $20.5 million, depreciation and amortization of $3.3 million, an increase in the deferred income tax expense of $3.2 million, as well as the amortization of equity based compensation expense of $2.5 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by a decrease in certain accounts payable. Cash flows used in operating activities during the six months ended June 30, 2003 were primarily due to a net loss for the period of $3.6 million and changes in operating assets and liabilities of $6.8 million, partially offset by depreciation and amortization of $4.2 million. Cash used by changes in operating assets and liabilities during the period is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable.

Cash flows used in investing activities were $36.3 million and $0.3 million during the six months ended June 30, 2004 and 2003, respectively. Cash flows used in investing activities in 2004 resulted from the purchase of short-term investments of $35.8 million and capital expenditures $0.5 million. Cash flows used in investing activities in 2003 resulted from capital expenditures of $0.6 million partially offset by the sale of short-term investments of $0.3 million. We expect capital expenditures in 2004 to be less than $1.5 million.

Cash flows provided by financing activities for the six month periods ended June 30, 2004 and 2003 were $0.3 and $0.1 million, respectively, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $5 million, which is generally used to secure outstanding letters of credit. As of June 30, 2004, we had no outstanding borrowings under this facility.

We believe that our available cash balances and short-term investments together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, in our Publishing segment, the publication schedule of Special Interest Publications can vary from quarter to quarter. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we expect to recognize the pro-rata portion of the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of 2004 and first quarter of 2005, net of amounts required to be deferred, when the amount can be determined.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables for royalties in our merchandising business are accrued on a monthly basis and payment is generally made by our strategic partners on a quarterly basis. For the six month period ended June 30, 2004, the Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned, not contractual minimum amounts. Contractual minimum amounts under the agreement with Kmart are computed on January 31st annually and are payable shortly thereafter. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2004 and first quarter of 2005, net of amounts required to be deferred, when the amount can be determined.

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

Forward-looking Statements

We have included in this Quarterly Report certain "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as "may," "will," "should," "could", "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company's actual results may differ materially from those projected in these statements, and factors that could cause such differences include further adverse reaction to the prolonged and continued negative publicity relating to Martha Stewart by consumers, advertisers and business partners; further adverse reaction by the Company's consumers, advertisers and business partners to the outcome of Ms. Stewart's legal proceeding arising from a sale of non-Company stock by Ms. Stewart; a loss of the services of Ms. Stewart; a loss of the services of other key personnel; an adverse resolution to the SEC enforcement proceeding currently underway against Ms. Stewart arising from her personal sale of non-Company stock; adverse resolution of some or all of the Company's ongoing litigation; downturns in national and/or local economies; shifts in our business strategies; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems any of our contractual business partners; the receptivity of consumers to our new product introductions; and changes in government regulations affecting the Company's industries. Certain of these and other factors are discussed in more detail in other parts of this report, especially in this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April, 17, 2003, the Company's motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs' submission of a demand to initiate litigation on the Company's Board or a determination by the Federal District Court in the Acosta action (now the consolidated Sargent action) that such a demand is excused. On September 30, 2003, the Company's motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam appealed the dismissal of the complaint to the Delaware Supreme Court. On March 31, 2004, the Delaware Supreme Court, sitting en banc, unanimously affirmed the dismissal of the Beam complaint. The Sargent action had previously been stayed by order of the court pending resolution of the Beam appeal by the Delaware Supreme Court. On April 22, 2004, the court lifted that stay and ordered the plaintiffs to respond to MSO's and the MSO directors' previously filed motions to dismiss. In their opposition brief and at oral argument, the plaintiffs did not oppose the dismissal of the Sargent action, arguing only that such dismissal should be without prejudice; MSO and the other defendants seek a with prejudice dismissal. Oral argument was held July 23, 2004 and the court has not yet announced a decision. The Richards action had been stayed by agreement of the parties pending resolution of the Beam appeal by the Delaware Supreme Court. By motion filed June 4, 2004, the plaintiff in the Richards action voluntarily sought an order dismissing the Richards action with prejudice, and that dismissal with prejudice was ordered by the court on June 9, 2004.

The Company is unable to predict the outcome of these actions or reasonably estimate a range of possible loss at this time.

While still in their early stages, we believe the Company has substantial defenses to the Consolidated Class Action Complaint and the derivative actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2004 Annual Meeting of Stockholders on June 21, 2004.

(b) The following matters were acted upon at the meeting by holders of Class A Common Stock and Class B Common Stock voting as one class for the election of directors to hold office until our next annual meeting and to approve an amendment to MSO's Amended and Restated 1999 Stock Incentive Plan (the "Plan"). The amendment to the Plan permitted employees to exchange options held by them for restricted stock units. The vote on these matters was as follows:

BOARD OF DIRECTORS ELECTION RESULTS

                                                      BROKER
                        VOTES FOR    VOTES WITHHELD  NON-VOTES
                       -----------   -------------   ---------
Rick Boyko             304,002,248      47,091          0
Michael Goldstein      304,001,528      47,811          0
Susan Lyne             304,001,775      47,564          0
Arthur C. Martinez     303,972,116      77,223          0
Wenda Harris Millard   304,002,918      46,421          0
Sharon L. Patrick      304,005,656      43,683          0
Thomas C. Siekman      303,972,247      77,092          0
Bradley E. Singer      303,986,118      63,221          0
Jeffrey W. Ubben       303,977,662      71,677          0

AMENDMENT TO MSO'S AMENDED AND RESTATED 1999 STOCK INCENTIVE PLAN RESULTS

                                    VOTES FOR    VOTES AGAINST    VOTES ABSTAIN
                                   -----------  ---------------  --------------
Amendment to MSO's Amended and
Restated 1999 Stock Incentive
Plan                               303,736,239      299,944          13,156

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

  Exhibit
   Number                           Exhibit Title
----------     -----------------------------------------------------
10.1           Amendment, dated as of April 22, 2004, to the License
               Agreement, by and between MSO IP Holdings, Inc. and
               Kmart Corporation, dated June 21, 2001

31.1           Certification of Chief Executive Officer

31.2           Certification of Chief Financial Officer

32             Certification of Chief Executive Officer and Chief
               Financial Officer Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Reports on Form 8-K

      On May 7, 2004, the Company filed a Current Report on Form 8-K reporting its earnings for its fiscal first quarter ended March 31, 2004.

      On May 11, 2004, the Company filed a Current Report on Form 8-K providing a transcript of its fiscal first quarter earnings conference call held on May 7, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MARTHA STEWART LIVING OMNIMEDIA, INC.

                                              Date: August 9, 2004

                                                    /s/ James Follo
                                                        -----------------------

                                              Name: James Follo
                                              Title: Executive Vice President,
                                                     Chief Financial and
                                                     Administrative Officer