Form 10-Q/A
period 2004-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-11-01
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                   FORM 10-Q/A

                             AMENDMENT NO. 1 TO THE
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                   YES [X]                    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 4, 2004
   Class A, $0.01 par value                           19,804,779
   Class B, $0.01 par value                           29,758,745
                                              --------------------------
                      Total                           49,563,524
                                              ==========================

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2004, as initially filed with the Securities and Exchange Commission (the "SEC") on May 10, 2004, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements for the three month period ended March 31, 2004 and 2003, as discussed in Note 7 to the Company's condensed consolidated financial statements.

The Company previously recognized as expense its estimate of annual subscription-acquisition costs ratably throughout the year. After reviewing this matter with its independent certified public accounting firm and its audit committee, the Company determined on October 26, 2004 to change the method of accounting for interim period expense recognition of its subscription acquisition costs. The Company will now recognize subscription-acquisition costs in the period in which the acquisition efforts take place and has restated the financial statements included in this filing accordingly.

The Company's independent certified public accounting firm concurs with the changes.

The change in accounting for subscription acquisition costs has no impact on full-year results of operations or earnings (loss) per share as all subscription acquisition costs will continue to be expensed in the year incurred.

Additional disclosures are provided in Note 2 to the Company's condensed consolidated financial statements detailing the changes.

This amendment does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effects of the restatement.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                               Index to Form 10-Q

                                                                          PAGE
                                                                          ----
Part I.    Financial Information

           Item 1.  Financial Statements (restated)                        4

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations (restated)                                  13

           Item 4.  Controls and Procedures                                19

Part II.   Other Information

           Item 1.  Legal Proceedings                                      19

           Item 6.  Exhibits and Reports on Form 8-K                       21

           Signatures                                                      22


PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                   March 31,    December 31,
                                                                    2004           2003
                                                               --------------   ------------
                                                               (unaudited and
                                                                as restated,
                                                                    see
                                                                  note 2)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                              $      166,701   $    165,566
        Short-term investments                                          3,100          3,100
        Accounts receivable, net                                       20,002         39,758
        Inventories, net                                                8,769          7,485
        Deferred television production costs                            2,976          3,465
        Income taxes receivable                                         5,658          5,658
        Deferred income taxes, net                                      1,881          5,024
        Other current assets                                            3,197          4,422
                                                               --------------   ------------
        TOTAL CURRENT ASSETS                                          212,284        234,478
                                                               --------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net                                     21,297         22,673
INTANGIBLE ASSETS, net                                                 44,257         44,257
DEFERRED INCOME TAXES                                                   3,224          3,224
OTHER NONCURRENT ASSETS                                                 4,455          4,470
                                                               --------------   ------------
        TOTAL ASSETS                                           $      285,517   $    309,102
                                                               ==============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities               $       23,034   $     26,628
        Accrued payroll and related costs                               6,760         10,360
        Income taxes payable                                              469            167
        Current portion of deferred subscription income                24,728         23,833
                                                               --------------   ------------
        TOTAL CURRENT LIABILITIES                                      54,991         60,988
                                                               --------------   ------------
DEFERRED SUBSCRIPTION INCOME                                            7,385          7,133
OTHER NONCURRENT LIABILITIES                                            4,308          4,316
                                                               --------------   ------------
       TOTAL LIABILITIES                                               66,684         72,437
                                                               --------------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Class A common stock, $.01 par value, 350,000
      shares authorized; 19,775 and
      19,628 shares outstanding in 2004 and
      2003, respectively                                                  198            196
     Class B common stock, $.01 par value, 150,000 shares
      authorized; 29,909 and 30,059 outstanding
      in 2004 and 2003, respectively                                      299            301
     Capital in excess of par value                                   185,261        183,744
     Unamortized restricted stock                                        (175)          (307)
     Retained earnings                                                 34,025         53,506
                                                               --------------   ------------
                                                                      219,608        237,440
     Less: Class A treasury stock - 59 shares at cost                    (775)          (775)
                                                               --------------   ------------
       TOTAL SHAREHOLDERS' EQUITY                                     218,833        236,665
                                                               --------------   ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $      285,517   $    309,102
                                                               ==============   ============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)
                             As restated, see note 2

                                                                          Three Months Ended
                                                                              March 31,
                                                                         --------------------
                                                                           2004        2003
                                                                         --------    --------
REVENUES

      Publishing                                                         $ 23,910    $ 34,060
      Television                                                            4,177       6,615
      Merchandising                                                        10,789      10,328
      Internet/Direct Commerce                                              5,613       7,019
                                                                         --------    --------
      TOTAL REVENUES                                                       44,489      58,022
                                                                         --------    --------

OPERATING COSTS AND EXPENSES

      Production, distribution and editorial                               28,966      35,625
      Selling and promotion                                                13,474      10,757
      General and administrative                                           16,914      14,974
      Depreciation and amortization                                         1,674       2,141
                                                                         --------    --------
    TOTAL OPERATING COSTS AND EXPENSES                                     61,028      63,497
                                                                         --------    --------
OPERATING LOSS                                                            (16,539)     (5,475)
    Interest income, net                                                      362         402
                                                                         --------    --------
LOSS BEFORE INCOME TAXES                                                  (16,177)     (5,073)
    Income tax (provision) benefit                                         (3,143)      2,127
                                                                         --------    --------
LOSS FROM CONTINUING OPERATIONS BEFORE LOSS
  FROM DISCONTINUED OPERATIONS                                            (19,320)     (2,946)
Loss from discontinued operations, net of
  tax benefit in 2003                                                        (161)       (221)
                                                                         --------    --------
NET LOSS                                                                 $(19,481)   $ (3,167)
                                                                         ========    ========

LOSS PER SHARE - BASIC AND DILUTED

   Loss from continuing operations                                       $  (0.39)   $  (0.06)
   Loss from discontinued operations                                         0.00        0.00
                                                                         --------    --------
    Net loss                                                             $  (0.39)   $  (0.06)
                                                                         ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

   Basic                                                                   49,464      49,450
                                                                         --------    --------
   Diluted                                                                 49,464      49,450
                                                                         --------    --------

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    For the Three Months Ended March 31, 2004

                            (unaudited, in thousands)

                             As restated, see note 2

                                   Class A            Class B                                                 Class A
                                common stock       common stock                                            Treasury Stock
                              ----------------   ---------------                                           --------------
                                                                  Capital in
                                                                  excess of   Unamortized
                                                                     par      Restricted   Retained
                              Shares    Amount   Shares   Amount    value        Stock     Earnings   Shares  Amount      Total
                              ------    ------   ------   ------  ----------  -----------  --------   ------  ------    ---------

Balance at January 1, 2004    19,628    $  196   30,059   $  301  $  183,744  $      (307) $ 53,506    (59)   $ (775)   $ 236,665

Net loss                           -         -        -        -           -            -   (19,481)     -         -      (19,481)

Issuance of shares for stock
option exercises                 147         2        -        -         192            -         -      -         -          194

Shares returned on net
treasury basis                     -         -     (150)      (2)          2            -         -      -         -            -

Amortization of restricted
stock units                        -         -        -        -       1,323            -         -      -         -        1,323

Amortization of restricted
stock                              -         -        -        -           -          132         -      -         -          132
                              ------    ------   ------   ------  ----------  -----------  --------   ------  ------    ---------

Balance at March 31, 2004     19,775    $  198   29,909   $  299  $  185,261    $    (175) $ 34,025    (59)   $ (775)   $ 218,833
                              ======    ======   ======   ======  ==========    =========  ========    ===    ======    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                             As restated, see note 2

                                                                              For The Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  2004          2003
                                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $  (19,481)   $   (3,167)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
         Depreciation and amortization                                              1,674         2,141
         Amortization of restricted stock units and restricted stock                1,455           123
         Deferred income tax expense                                                3,143             -
         Changes in operating assets and liabilities                               14,448       (11,198)
                                                                               ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 1,239       (12,101)
                                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures                                                        (298)         (306)
                                                                               ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                                                (298)         (306)
                                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds received from stock option exercises                                194             -
                                                                               ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             194             -
                                                                               ----------    ----------

NET INCREASE (DECREASE) IN CASH                                                     1,135       (12,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    165,566       131,664
                                                                               ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  166,701    $  119,257
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

c. Income taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of SFAS 109, the Company has established a valuation allowance of $9,025 in the first quarter of 2004. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. Until such time, except for state, local, and foreign provisions, the Company will have no reported tax provision, net of valuation adjustments.

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

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three months ended March 31, 2004 and 2003 were as follows:

                                                       2004        2003
                                                    ---------   ----------
Net loss, as restated                               $ (19,481)  $   (3,167)

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                        19        2,568
                                                    ---------   ----------

Proforma net loss                                   $ (19,500)  $   (5,735)

Loss per share:

         Basic and diluted - as restated            $   (0.39)  $    (0.06)
         Basic and diluted - pro forma              $   (0.39)  $    (0.12)

2.    Restatement Relating to Interim Subscription Acquisition Costs.

Subsequent to the issuance of the March 31, 2004 condensed consolidated financial statements, the Company determined the need to adjust the recognition of expense related to subscription acquisition costs. The Company previously recognized as expense its estimate of annual subscription-acquisition costs ratably throughout the year. The Company changed its expense recognition practice and will now recognize subscription-acquisition costs in the period in which the acquisition efforts take place and has restated the financial statements included in this filing accordingly. Following are the changes presented in tabular format.


                                                      Three Months                     Three Months
                                                  Ended March 31, 2004             Ended March 31, 2003
                                              As       Adjust-                  As       Adjust-
                                           reported     ment      Restated   reported      ment     Restated
                                           --------    -------    --------   --------    -------    --------
INCOME STATEMENT
     Selling and promotion                 $ 14,250    $  (776)   $ 13,474   $ 12,821    $(2,064)   $ 10,757

     Operating income (loss)                (17,315)       776     (16,539)    (7,539)     2,064      (5,475)
     Income tax benefit
     (provision)                             (3,143)         -      (3,143)     2,849       (722)      2,127
     Net income (loss)                      (20,257)       776     (19,481)    (4,509)     1,342      (3,167)
     Income (loss) per share               $  (0.41)   $  0.02    $  (0.39)  $  (0.09)   $  0.03    $  (0.06)

                                                             As of March 31, 2004
                                                     As reported    Adjustment    Restated
                                                     -----------    ----------    --------
BALANCE SHEET
     Accounts payable and accrued liabilities        $    23,810    $     (776)   $ 23,034
     Retained earnings                                    33,249           776      34,025
CASH FLOWS

     Net income (loss)                                   (20,057)          776     (19,481)
     Changes in operating assets and liabilities          15,224          (776)     14,448
SHAREHOLDERS' EQUITY

     Net loss                                            (20,257)          776     (19,481)
     Retained earnings                               $    33,249    $      776    $ 34,025

3.    Inventories

The components of inventories are as follows:

                                                      March 31,   December 31,
                                                        2004          2003
                                                     ----------   ------------
Paper                                                $    5,930   $      4,610
Product merchandise                                       4,515          4,801
                                                     ----------   ------------

                                                         10,445          9,411
Less: reserve for obsolete and
excess inventory
                                                          1,676          1,926
                                                     ----------   ------------
                                                     $    8,769   $      7,485
                                                     ==========   ============

4.    Loss per share

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

5.    Industry segments

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

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           As restated, see note 2
                                                                         -------------------------------
                                                                            2004                 2003
                                                                         ----------           ----------
OPERATING INCOME (LOSS)
    Publishing                                                           $   (3,848)          $    7,036
    Television                                                               (1,947)                 227
    Merchandising                                                             6,489                7,035
    Internet/Direct Commerce                                                 (2,679)              (8,252)
                                                                         ----------           ----------
Operating Income (Loss) before Corporate Overhead                            (1,985)               6,046
Corporate Overhead                                                          (14,553)             (11,521)
                                                                         ----------           ----------

TOTAL OPERATING LOSS                                                        (16,538)              (5,475)
                                                                         ----------           ----------

DEPRECIATION AND AMORTIZATION

    Publishing                                                                   62                   41
    Television                                                                   57                  394
    Merchandising                                                               190                  168
    Internet/Direct Commerce                                                    243                  247
Corporate Overhead                                                            1,122                1,291
                                                                         ----------           ----------
TOTAL DEPRECIATION AND AMORTIZATION                                           1,674                2,141
                                                                         ----------           ----------

OPERATING INCOME (LOSS) BEFORE
DEPRECIATION AND AMORTIZATION

   Publishing                                                                (3,786)               7,077
   Television                                                                (1,890)                 621
   Merchandising                                                              6,679                7,203
   Internet/Direct Commerce                                                  (2,436)              (8,005)
                                                                         ----------           ----------
Operating Income (Loss) before Depreciation and
Amortization before Corporate Overhead                                       (1,433)               6,896

Corporate Overhead, excluding Depreciation and
Amortization                                                                (13,431)             (10,230)
                                                                         ----------           ----------

TOTAL OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION                $  (14,864)          $   (3,334)
                                                                         ==========           ==========

6.    Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment.

Operating results for The Wedding List for the three months ended March 31, 2004 and 2003 were as follows:

                                                                March 31,     March 31,
                                                                  2004          2003
                                                                ---------     ---------
Revenues                                                        $       -     $     572

Loss from operations, including accrued restructuring
and shutdown costs                                                   (161)         (340)
Income tax benefit                                                      -           119
                                                                ---------     ---------
Net loss from discontinued operations                           $    (161)    $    (221)
                                                                =========     =========

7.    Supplemental cash flow information:

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                2004         2003
                                                                ----        ------
Cash paid for interest                                          $  -        $   13

Cash paid for income taxes                                        11         1,529

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

                                                                  Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                 2004            2003
                                                               --------        --------
                                                                 (in thousands, except
                                                                   per share amounts)
REVENUES
      Publishing                                               $ 23,910        $ 34,060
      Television                                                  4,177           6,615
      Merchandising                                              10,789          10,328
      Internet/Direct Commerce                                    5,613           7,019
                                                               --------        --------
TOTAL REVENUES                                                   44,489          58,022
                                                               --------        --------

OPERATING COSTS AND EXPENSES

      Production, distribution and editorial                     28,966          35,625
      Selling and promotion                                      13,474          10,757
      General and administrative                                 16,914          14,974
      Depreciation and amortization                               1,674           2,141
                                                               --------        --------
TOTAL OPERATING COSTS AND EXPENSES                               61,028          63,497
                                                               --------        --------

OPERATING LOSS                                                  (16,539)         (5,475)
Interest income , net                                               362             402
                                                               --------        --------

LOSS BEFORE INCOME TAXES                                        (16,177)         (5,073)
Income tax (provision) benefit                                   (3,143)          2,127
                                                               --------        --------

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                                       (19,320)         (2,946)
                                                               --------        --------

Loss from discontinued operations                                  (161)           (221)
                                                               --------        --------

NET LOSS                                                       $(19,481)       $ (3,167)
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

Magazine Publication Schedule
Three month period ended  March 31,:

                                                2004                2003
                                            ------------        ------------
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

Selling and Promotion. Selling and promotion expenses increased $2.7 million, or 25.3%, to $13.5 million for the quarter ended March 31, 2004, from $9.5 million for the quarter ended March 31, 2003. Publishing segment costs increased $2.8 million resulting primarily from circulation acquisition costs relating to Everyday Food and one of our SIP's, partially offset by lower spending related to Martha Stewart Living magazine.

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

Income tax benefit (expense). Income tax expense for the three months ended March 31, 2004 was $3.1 million, compared to an income tax benefit of $2.1 million, representing an effective income tax rate of 42% for the three months ended March 31, 2003. The current period provision reflects a valuation allowance of $9.0 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.2 million for the three months ended March 31, 2004 and 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Loss. Net loss was $(19.5) million for the three months ended March 31, 2004, compared to a net loss of ($3.2) million for the three months ended March 31, 2003, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $166.7 million and $165.6 million and short-term investments were $3.1 million and $3.1 million at March 31, 2004 and December 31, 2003, respectively.

Cash flows provided by operating activities were $1.2 million during the three months ended March 31, 2004, compared to cash used in operating activities of $12.1 million during the three months ended March 31, 2003. Cash provided by operating activities during the three months ended March 31, 2004 were primarily due to a changes in operating assets and liabilities of $14.4 million, an increase in the deferred income tax expense, and by depreciation and amortization of $1.7 million as well as the amortization of restricted stock units and restricted stock of $1.5 million, partially offset by a net loss for the period of $19.5 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by a decrease in certain accounts payable. Cash used in operating activities during the three months ended March 31, 2003 was primarily due to a net loss for the period of $3.2 million and changes in operating assets and liabilities reducing cash flow of $11.2 million, partially offset by depreciation and amortization of $2.1 million. Cash used by changes in operating assets and liabilities during the quarter is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable.

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

                                     MARTHA STEWART LIVING OMNIMEDIA, INC.

                                     Date: November 1, 2004
                                       /s/ James Follo
                                 ----------------------------------------------
                                     Name: James Follo
                                     Title: Executive Vice President, Chief
                                            Financial and Administrative Officer