Form 10-Q/A
period 2004-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-11-01
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-Q/A

                             AMENDMENT NO. 1 TO THE
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                         YES [X]         NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding as of August 5, 2004
Class A, $0.01 par value                   20,366,853
Class B, $0.01 par value                   29,422,860
                                           ----------
                   Total                   49,789,713
                                           ===========

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, as initially filed with the Securities and Exchange Commission (the "SEC") on August 9, 2004, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003, as discussed in
Note 7 to the Company's condensed consolidated financial statements.

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

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                                        Page
                                                                                        ----
Part I.    Financial information

           Item 1.  Financial Statements (restated)                                       4

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations (restated)                                                 13

           Item 4.  Controls and Procedures                                               26

Part II.   Other Information

           Item 1.  Legal Proceedings                                                     26

           Item 4.  Submission of Matters to a Vote of Security Holders                   28

           Item 6.  Exhibits and Reports on Form 8-K                                      29

           Signatures                                                                     30

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     MARTHA STEWART LIVING OMINIMEDIA, INC.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                          June 30,          December 31,
                                                                            2004                2003
                                                                       --------------       -------------
                                                                        (unaudited,
                                                                        as restated,
                                                                        see note 2)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                          $  119,462          $  165,566
        Short-term investments                                                 38,891               3,100
        Accounts receivable, net                                               17,736              39,758
        Inventories, net                                                        9,234               7,485
        Deferred television production costs                                    1,448               3,465
        Income taxes receivable                                                 5,771               5,658
        Deferred income taxes                                                   1,833               5,024
        Other current assets                                                    6,046               4,422
                                                                           ----------          ----------
        TOTAL CURRENT ASSETS                                                  200,421             234,478
                                                                           ----------          ----------

PROPERTY, PLANT AND EQUIPMENT, net                                             19,870              22,673

INTANGIBLE ASSETS, net                                                         44,257              44,257

DEFERRED INCOME TAXES                                                           3,224               3,224

OTHER NONCURRENT ASSETS                                                         4,440               4,470
                                                                           ----------          ----------
        TOTAL ASSETS                                                       $  272,212          $  309,102
                                                                           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued liabilities                           $   22,418          $   26,628
        Accrued payroll and related costs                                      12,245              10,360
        Income taxes payable                                                      692                 167
        Current portion of deferred subscription income                        23,532              23,833
                                                                           ----------          ----------
        TOTAL CURRENT LIABILITIES                                              58,887              60,988
                                                                           ----------          ----------
DEFERRED SUBSCRIPTION INCOME                                                    7,028               7,133
OTHER NONCURRENT LIABILITIES                                                    4,211               4,316
                                                                           ----------          ----------
            TOTAL LIABILITIES                                                  70,126              72,437
                                                                           ----------          ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Class A common stock, $.01 par value, 350,000 shares
        authorized; 20,328 and 19,628 shares outstanding in 2004
        and 2003, respectively                                                    203                 196
     Class B common stock, $.01 par value, 150,000 shares
        authorized; 29,423 and  30,059 outstanding in 2004 and 2003,
        respectively                                                              294                 301
     Capital in excess of par value                                           186,207             183,744
     Unamortized restricted stock                                                (44)               (307)
     Retained earnings                                                         16,201              53,506
                                                                           ----------          ----------
                                                                              202,861             237,440
     Less: Class A treasury stock - 59 shares at cost                           (775)               (775)
                                                                           ----------          ----------
        TOTAL SHAREHOLDERS' EQUITY                                            202,086             236,665
                                                                           ----------          ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  272,212          $  309,102
                                                                           ==========          ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)
                             As restated, see note 2

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                    ---------------------------       ---------------------------
                                                       2004               2003           2004              2003
                                                    ---------           -------       ---------          --------
REVENUES
      Publishing                                    $  23,722           $39,617       $  47,632          $ 73,678
      Television                                        3,056             6,588           7,233            13,203
      Merchandising                                    10,903            11,763          21,692            22,091
      Internet/Direct Commerce                          6,365             7,814          11,978            14,833
                                                    ---------           -------       ---------          --------
      TOTAL REVENUES                                   44,046            65,782          88,535           123,805
                                                    ---------           -------       ---------          --------

OPERATING COSTS AND EXPENSES
      Production, distribution and editorial           30,411            35,448          59,352            71,049
      Selling and promotion                            12,924            12,116          26,367            22,848
      General and administrative                       15,877            12,934          31,393            27,836
      Amortization of non-cash stock
      compensation                                      1,026               144           2,480               267
      Depreciation and amortization                     1,635             2,054           3,309             4,195
                                                    ---------           -------       ---------          --------
    TOTAL OPERATING COSTS AND EXPENSES                 61,873            62,696         122,901           126,195
                                                    ---------           -------       ---------          --------

OPERATING INCOME  (LOSS)                              (17,827)            3,086         (34,366)           (2,390)
    Interest income, net                                  319               395             681               797
                                                    ---------           -------       ---------          --------

INCOME (LOSS) BEFORE INCOME TAXES                     (17,508)            3,481         (33,685)            (1593)

    Income tax benefit (provision)                       (189)           (1,219)         (3,332)              908
                                                    ---------           -------       ---------          --------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE LOSS FROM
DISCONTINUED OPERATIONS                               (17,697)            2,262         (37,017)             (685)
Loss from discontinued operations, net of tax
benefit                                                  (127)             (302)           (288)             (523)
                                                    ---------           -------       ---------          --------

NET INCOME (LOSS)                                   $ (17,824)          $ 1,960       $ (37,305)         $ (1,208)
                                                    =========           =======       =========          ========

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
    Income (loss) from continuing
operations                                          $   (0.36)          $  0.05       $   (0.75)         $  (0.01)
    Loss from discontinued operations                   (0.00)            (0.01)          (0.01)            (0.01)
                                                    ---------           -------       ---------          --------
    Net income (loss)                               $   (0.36)          $  0.04       $   (0.75)         $  (0.02)
                                                    =========           =======       =========          ========
WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING

    Basic                                              49,572            49,488          49,518            49,560
    Diluted                                            49,572            49,627          49,518            49,560

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2004
                            (unaudited, in thousands)
                             As restated, see note 2

                                    Class A        Class B                                                  Class A
                                 common stock    common stock                                            Treasury Stock
                                --------------  ---------------                                         ---------------
                                                                 Capital in  Unamortized
                                                                  excess of   Restricted    Retained
                                Shares  Amount  Shares   Amount   par value     Stock       Earnings    Shares    Amount    Total
                                ------  ------  ------   ------  ----------  -----------   ---------    ------   -------   --------
Balance at January 1, 2004      19,628  $  196  30,059   $  301  $  183,744  $      (307)  $  53,506       (59)  $  (775)  $236,665

Net loss                             -       -       -        -           -            -     (37,305)        -         -    (37,305)

Conversion of shares               486       5    (486)      (5)          -            -           -         -         -          -

Issuance of shares for stock
option exercises                   214       2       -        -         291            -           -         -         -        293

Shares returned on net
treasury basis                       -       -    (150)      (2)          2            -           -         -         -          -

Amortization of restricted
stock                                -       -       -        -       2,170          263           -         -         -      2,433
                                ------  ------  ------   ------  ----------  -----------   ---------    ------   -------   --------
Balance at June 30, 2004        20,328  $  203  29,423   $  294  $  186,207  $       (44)  $  16,201       (59)  $  (775)  $202,086
                                ======  ======  ======   ======  ==========  ===========   =========    ======   =======   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)
                             As restated, see note 2

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                -----------------------------
                                                                                  2004                2003
                                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $ (37,305)          $  (1,208)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               3,309               4,195
        Amortization of restricted stock                                            2,480                 267
        Deferred income tax expense                                                 3,191                   -
        Changes in operating assets and liabilities                                18,225              (9,178)
                                                                                ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                             (10,100)             (5,924)
                                                                                ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
        Capital expenditures                                                         (506)               (637)
        Purchases of short-term investments                                       (35,791)                  -
        Sales of short-term investments                                                 -                 300
                                                                                ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                             (36,297)               (337)
                                                                                ---------           ---------

CASH  FLOWS FROM FINANCING ACTIVITIES
        Proceeds received from stock option exercises                                 293                  84
                                                                                ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             293                  84
                                                                                ---------           ---------

NET DECREASE IN CASH                                                              (46,104)             (6,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    165,566             131,664
                                                                                ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 119,462           $ 125,487
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

c. Income taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of SFAS 109, the Company has established a valuation allowance of $15,645 in the first six months of 2004. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company has reached final settlement with the Internal Revenue Service ("IRS") related to the 1999 audit of the Company's consolidated federal income tax return. Resolution of the examination did not have a material effect on our consolidated financial position, results of operations, or liquidity.

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

                                                       2004          2003
                                                     --------      --------
risk-free interest rates                                 2.73%         2.64%
dividend yields                                          zero          zero
expected volatility                                       150%          139%
expected option life                                  3 years       6 years
average fair market value per option granted         $   7.26      $   9.16

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three and six month periods ended June 30, 2004 and 2003 were as follows:

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                            ------------------------     ---------------------
                                              2004           2003          2004         2003
                                            ---------      ---------     --------      -------
Net income (loss), as restated              $ (17,824)     $   1,960     $(37,305)     $(1,208)
                                            ---------      ---------     --------      -------

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                457          3,955          477        7,906
                                            ---------      ---------     --------      -------

Pro forma  net loss                         $ (18,281)     $  (1,995)    $(37,782)     $(9,114)
                                            =========      =========     ========      =======

Income (loss) per share:
     Basic and diluted - as restated
                                            $   (0.36)     $    0.04     $  (0.75)     $ (0.02)
     Basic and diluted - pro forma          $   (0.37)     $  ( 0.04)    $  (0.76)     $ (0.18)

2. Restatement Relating to Interim Subscription Acquisition Costs.

Subsequent to the issuance of the June 30, 2004 condensed consolidated financial statements, the Company determined the need to adjust the recognition of expense related to subscription acquisition costs. The Company previously recognized as expense its estimate of annual subscription-acquisition costs ratably throughout the year. The Company changed its expense recognition practice and will now recognize subscription-acquisition costs in the period in which the acquisition efforts take place and has restated the financial statements included in this filing accordingly. Following are the changes presented in tabular format.

                                               Three Months                               Six Months
                                            Ended June 30, 2004                       Ended June 30, 2004
                                     As          Adjust-                         As          Adjust-
                                  reported        ment        Restated        reported         ment       Restated
                                  --------        ----        --------        --------         ----       --------
INCOME STATEMENT
     Selling and promotion       $ 14,393       $ (1,469)     $ 12,924       $ 28,612       $ (2,245)     $ 26,367
     Operating income (loss)      (19,296)         1,469       (17,827)       (36,611)         2,245       (34,366)
     Net income (loss)            (19,293)         1,469       (17,824)       (39,550)         2,245       (37,305)
     Income (loss) per share     $  (0.39)      $   0.03      $  (0.36)      $  (0.80)      $   0.05      $  (0.75)

                                    Three Months Ended June 30, 2003              Six Months Ended June 30, 2003
                                     As          Adjust-                        As           Adjust-
                                  reported        ment        Restated        reported         ment       Restated
                                  --------      --------      --------        --------       -------      --------
INCOME STATEMENT
     Selling and promotion        $13,699       $ (1,583)      $12,116        $26,495        $(3,647)      $26,367
     Operating income (loss)        1,503          1,583         3,084         (6,037)         3,647        (2,390)
     Income tax benefit
     (provision)                     (665)          (554)       (1,219)         2,184         (1,276)          908
     Net income (loss)                931          1,029         1,960         (3,579)         2,371        (1,208)
     Income (loss) per share      $  0.02       $   0.02       $  0.04        $ (0.07)       $  0.05       $ (0.02)

                                                              As of June 30, 2004
BALANCE SHEET                                          As reported     Adjustment    Restated
                                                       -----------     ----------    --------
     Accounts payable and accrued liabilities            $24,663        $ (2,245)    $ 22,418
     Retained earnings                                    13,956           2,245       16,201
CASH FLOWS
     Net income (loss)                                   (39,550)          2,245      (37,305)
     Changes in operating assets and liabilities          20,470          (2,245)      18,225
SHAREHOLDERS' EQUITY
     Net loss                                            (39,550)          2,245      (37,305)
     Retained earnings                                   $13,956        $  2,245     $ 16,201

3.    Inventories

The components of inventories are as follows:

                                    June 30,      December 31,
                                      2004            2003
                                    -------      -------------
Paper                               $ 5,935      $       4,610

Product merchandise                   5,134              4,801
                                    -------      -------------
                                     11,069              9,411
Less: reserve for obsolete and
excess inventory                      1,835              1,926
                                    -------      -------------
                                    $ 9,234      $       7,485
                                    =======      =============

4.    Earnings (loss) per share

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

                                   Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                -----------------------    --------------------
                                   2004          2003        2004       2003
                                ---------     ---------    -------    ---------
Options excluded                1,068,236     3,804,902    794,698    4,209,056
                                ---------     ---------    -------    ---------

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

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                                                   Three Months         Six Months Ended
                                                                      Ended
                                                                     June 30,               June 30,
                                                                    (unaudited)            (unaudited)
                                                               --------------------   ---------------------
                                                                        As restated, see note 2
                                                               --------------------------------------------
                                                                 2004        2003        2004        2003
                                                               ---------    -------   ---------    --------
OPERATING INCOME (LOSS)
   Publishing                                                  $  (3,852)   $10,918   $  (7,701)   $ 17,953
   Television                                                     (3,531)         2      (5,478)        229
   Merchandising                                                   5,314      7,808      11,803      14,842
   Internet/Direct Commerce                                       (2,426)    (4,552)     (5,105)    (12,804)
                                                               ---------    -------   ---------    --------
   Operating Income (Loss)  before Corporate Overhead             (4,495)    14,176      (6,481)     20,220
   Corporate Overhead                                            (13,332)   (11,090)    (27,885)    (22,610)
                                                               ---------    -------   ---------    --------
   TOTAL OPERATING INCOME (LOSS)                                 (17,827)     3,086     (34,366)     (2,390)
                                                               ---------    -------   ---------    --------

DEPRECIATION AND AMORTIZATION
   Publishing                                                         61         41         123          82
   Television                                                         59        385         116         779
   Merchandising                                                     190        168         380         337
   Internet/Direct Commerce                                          249        244         492         491
   Corporate Overhead                                              1,076      1,216       2,198       2,506
                                                               ---------    -------   ---------    --------
       TOTAL DEPRECIATION AND AMORTIZATION                         1,635      2,054       3,309       4,195
                                                               ---------    -------   ---------    --------

AMORTIZATION OF NON-CASH STOCK COMPENSATION EXPENSE (BENEFIT)
       Publishing                                                     51         51         102         102
       Television                                                      -          -           -           -
       Merchandising                                                  12         12          25          25
       Internet/Direct Commerce                                        -          -           -         (22)
       Corporate Overhead                                            963         81       2,353         162
                                                               ---------    -------   ---------    --------
       TOTAL AMORTIZATION OF NON-CASH STOCK  COMPENSATION
    EXPENSE                                                        1,026        144       2,480         267
                                                               ---------    -------   ---------    --------

OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND
AMORTIZATION AND AMORTIZATION OF NON-CASH STOCK COMPENSATION
       Publishing                                                 (3,740)    11,010      (7,476)     18,137
       Television                                                 (3,472)       387      (5,362)      1,008
       Merchandising                                               5,516      7,988      12,208      15,204
       Internet/Direct Commerce                                   (2,177)    (4,308)     (4,613)    (12,335)
                                                               ---------    -------   ---------    --------
       Operating Income (Loss) before Depreciation and
        Amortization and  Amortization of Non-Cash Stock
        Compensation and before Corporate Overhead                (3,873)    15,077      (5,243)     22,014
       Corporate Overhead                                        (11,293)    (9,793)    (23,334)    (19,942)
                                                               ---------    -------   ---------    --------
TOTAL OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND
AMORTIZATION AND AMORTIZATION OF NON-CASH STOCK
COMPENSATION                                                   $ (15,166)  $  5,284   $ (28,577)   $  2,072
                                                               =========   ========   =========    ========

6.    Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment.

Operating results for The Wedding List were as follows:

                                                  Three Months Ended                  Six Months Ended
                                                  June 30, (unaudited)               June 30, (unaudited)
                                               -------------------------           -----------------------
                                                2004               2003            2004              2003
                                               ------             ------           -----            ------
Revenues                                       $    -             $    -           $   -            $  580
                                               ------             ------           -----            ------
Loss from operations, including
restructuring and shutdown costs                 (127)              (464)           (288)             (804)
                                               ------             ------           -----            ------
Income tax benefit                                  -                162               -               281
                                               ------             ------           -----            ------
Loss from discontinued operations, net
of tax benefit in 2003                         $ (127)            $ (302)          $(288)           $ (523)
                                               ======             ======           =====            ======

7.    Supplemental cash flow information:

                                                   Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               -------------------------          ---------------------
                                                2004              2003             2004            2003
                                               ------            ------           ------         ------
Cash paid for interest                              -            $   40                -         $   15

Cash paid for income taxes                     $    3            $3,597           $   14         $1,529

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30,
2003

PUBLISHING SEGMENT

                                                           2004              2003
                                                        (unaudited)      (unaudited)           Variance
                                                        -----------      -----------          ---------
                                                          As restated, see note 2
PUBLISHING REVENUE
      Advertising                                         $ 8,419          $ 23,892           $ (15,473)
      Circulation                                          14,922            14,853                  69
      Other                                                   381               872                (491)
                                                          -------          --------           ---------
TOTAL PUBLISHING SEGMENT REVENUE                           23,722            39,617             (15,895)
                                                          -------          --------           ---------

PUBLISHING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial               15,402            17,857               2,455
      Selling and promotion                                11,574             9,890              (1,684)
      General and administrative                              486               860                 374

      Amortization of non-cash compensation expense            51                51                   -
      Depreciation and amortization                            61                41                 (20)
                                                          -------          --------           ---------
TOTAL PUBLISHING OPERATING COSTS AND EXPENSES              27,574            28,699               1,125
                                                          -------          --------           ---------

OPERATING INCOME (LOSS)                                   $(3,852)         $ 10,918           $ (14,770)
                                                          -------          --------           ---------

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

Production, distribution and editorial expenses decreased $2.5 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of an additional issue of Everyday Food as well as an additional issue of Martha Stewart Weddings in the quarter. Selling and promotion expenses increased $1.7 million primarily due to higher circulation acquisition costs relating to Everyday Food and one of our Special Interest Publications, partially offset by lower spending related to Martha Stewart Living magazine.

TELEVISION SEGMENT

                                                          2004              2003
                                                       (unaudited)      (unaudited)           Variance
                                                       -----------      -----------           --------
TELEVISION REVENUE
      Syndication                                        $ 2,244          $ 4,558             $ (2,314)
      Licensing and other                                    812            2,030               (1,218)
                                                         -------          -------             --------
TOTAL TELEVISION SEGMENT REVENUE                           3,056            6,588               (3,532)
                                                         -------          -------             --------

TELEVISION OPERATING COSTS AND EXPENSES
      Production, distribution and editorial               5,275            4,564                 (711)
      Selling and promotion                                  329              773                  444
      General and administrative                             924              864                  (60)
      Depreciation and amortization                           59              385                  326
                                                         -------          -------             --------
TOTAL TELEVISION OPERATING COSTS AND EXPENSES              6,587            6,586                   (1)
                                                         -------          -------             --------

OPERATING INCOME (LOSS)                                   (3,531)               2               (3,533)
                                                         -------          -------             --------

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

MERCHANDISING SEGMENT

                                                            2004              2003
                                                         (unaudited)       (unaudited)    Variance
                                                         -----------       -----------    --------
MERCHANDISING REVENUE
      Kmart earned royalty                                 $ 9,378           $ 9,965         (587)
      Other                                                  1,525             1,798         (273)
                                                           -------           -------       ------
TOTAL MERCHANDISING SEGMENT REVENUE                         10,903            11,763         (860)
                                                           -------           -------       ------

MERCHANDISING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                 2,547             2,639           92
      Selling and promotion                                    463               150         (313)
      General and administrative                             2,376               985       (1,391)
      Amortization of non-cash compensation expense             13                13            -
      Depreciation and amortization                            190               168          (22)
                                                           -------           -------       ------

TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES             5,589             3,955       (1,634)
                                                           -------           -------       ------

OPERATING INCOME                                             5,314             7,808       (2,494)
                                                           -------           -------       ------

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

The following table sets forth the minimum guarantees as contained in our contract with Kmart Corporation.

                   1/31/02   1/31/03   1/31/04   1/31/05   1/31/06   1/31/07   1/31/08   1/31/09    1/31/10
                   -------   -------   -------   -------   -------   -------   -------   -------    -------
Minimum Royalty     $15.3     $40.4     $47.5     $49.0     $54.0     $59.0     $65.0      See        See
Amounts                                                                                   below      below

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

INTERNET/DIRECT COMMERCE SEGMENT

                                                           2004               2003
                                                        (unaudited)        (unaudited)    Variance
                                                        -----------        -----------    --------
INTERNET/DIRECT COMMERCE REVENUE
      Product                                             $ 6,254            $ 7,363       (1,109)
      Other                                                   111                451         (340)
                                                          -------            -------       ------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE              6,365              7,814       (1,449)
                                                          -------            -------       ------

INTERNET/DIRECT COMMERCE OPERATING COSTS AND
EXPENSES
      Production, distribution and editorial                7,095             10,289        3,194
      Selling and promotion                                   532                655          123
      General and administrative                              915              1,178          263
      Amortization of non-cash compensation expense             -                  -            -
      Depreciation and amortization                           249                244           (5)
                                                          -------            -------       ------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND
EXPENSES                                                    8,791             12,366        3,575
                                                          -------            -------       ------

OPERATING INCOME (LOSS)                                    (2,426)            (4,552)       2,126
                                                          -------            -------       ------

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

CORPORATE

                                                          2004               2003
                                                       (unaudited)        (unaudited)    Variance
                                                       -----------        -----------    --------
CORPORATE OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                   92                99              7
      Selling and promotion                                    26               648            622
      General and administrative                           11,175             9,046         (2,129)
      Amortization of non-cash compensation expense           963                81           (882)
      Depreciation and amortization                         1,076             1,216            140
                                                          -------            ------         ------
TOTAL CORPORATE OPERATING COSTS AND EXPENSES               13,332            11,090         (2,242)
                                                          -------            ------         ------

OPERATING LOSS                                            (13,332)          (11,090)        (2,242)
                                                          -------            ------         ------

Selling and promotion expenses decreased $0.6 million, as the prior year quarter included media spending associated with a corporate advertising program. General and administrative expenses increased $2.1 million principally resulting from higher employee-related costs, including costs relating to the November 2003 stock option exchange offers of $0.4 million and additional retention programs of $0.8 million.

OTHER ITEMS

Income tax expense. Income tax expense for the quarter ended June 30, 2004 was $0.2 million, compared to an income tax expense of $1.2 million for the quarter ended June 30, 2003. The current period provision includes a valuation allowance of $6.6 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.1 million for the quarter ended June 30, 2004 compared to $0.3 million for the quarter ended June 30, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Income (Loss). Net loss was $(17.8) million for the quarter ended June 30, 2004, compared to net income of $2.0 million for the quarter ended June 30, 2003, as a result of the above mentioned factors.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

PUBLISHING SEGMENT
As restated, see note x

                                                           2004          2003
                                                        (unaudited)    (unaudited)     Variance
                                                        -----------    -----------    ---------
                                                         As restated, see note 2
PUBLISHING REVENUE
      Advertising                                         $ 16,554        $43,477     $ (26,923)
      Circulation                                           30,355         28,718         1,637
      Other                                                    723          1,483          (760)
                                                          --------        -------     ---------
TOTAL PUBLISHING SEGMENT REVENUE                            47,632         73,678       (26,046)
                                                          --------        -------     ---------

PUBLISHING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                30,418         34,666         4,248
      Selling and promotion                                 23,863         19,407        (4,456)
      General and administrative                               827          1,468           641
      Amortization of non-cash compensation expense            102            102             -
      Depreciation and amortization                            123             82           (41)
                                                          --------        -------     ---------
TOTAL PUBLISHING OPERATING COSTS AND EXPENSES               55,333         55,725           392
                                                          --------        -------     ---------

OPERATING INCOME (LOSS)                                   $(7,701)        $17,953     $ (25,654)
                                                          --------        -------     ---------

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

Production, distribution, and editorial costs decreased $4.2 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due mainly to a lower number of pages printed per issue and lower copies printed, partially offset by the additional costs associated with the publication of two additional issues of Everyday Food. Selling and promotion expenses increased $4.5 million resulting primarily from higher circulation acquisition costs relating to Everyday Food and one of our Special Interest Publication's, partially offset by lower spending related to Martha Stewart Living magazine.

TELEVISION SEGMENT

                                                          2004              2003
                                                       (unaudited)       (unaudited)       Variance
                                                       -----------       -----------       --------
TELEVISION REVENUE
      Syndication                                        $ 5,733           $ 9,232        $ (3,499)
      Licensing and other                                  1,500             3,971          (2,471)
                                                         -------           -------        --------
TOTAL TELEVISION SEGMENT REVENUE                           7,233            13,203          (5,970)
                                                         -------           -------        --------

TELEVISION OPERATING COSTS AND EXPENSES
      Production, distribution and editorial               9,878             9,080            (798)
      Selling and promotion                                  898             1,409             511
      General and administrative                           1,819             1,706            (113)
      Amortization of non-cash compensation expense            -                 -               -
      Depreciation and amortization                          116               779             663
                                                         -------           -------        --------
TOTAL TELEVISION OPERATING COSTS AND EXPENSES             12,711            12,974             263
                                                         -------           -------        --------

OPERATING INCOME (LOSS)                                  (5,478)               229          (5,707)
                                                         -------           -------        --------

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

MERCHANDISING SEGMENT

                                                         2004             2003
                                                    (unaudited)        (unaudited)      Variance
                                                    -----------        -----------      --------
MERCHANDISING REVENUE
      Kmart earned royalty                            $ 15,864          $ 18,542         (2,678)
      Kmart minimum true-up                              2,412                 -          2,412
      Other                                              3,416             3,549           (133)
                                                      --------          --------         ------
TOTAL MERCHANDISING SEGMENT REVENUE                     21,692            22,091           (399)
                                                      --------          --------         ------

MERCHANDISING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial             5,164             4,709           (455)
      Selling and promotion                                570               186           (384)
      General and administrative                         3,750             1,992         (1,758)
      Amortization of non-cash compensation
      expense                                               25                25              -
      Depreciation and amortization                        380               337            (43)
                                                      --------          --------         ------
TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES         9,889             7,249         (2,640)
                                                      --------          --------         ------

OPERATING INCOME                                        11,803            14,842         (3,039)
                                                      --------          --------         ------

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

INTERNET/DIRECT COMMERCE SEGMENT

                                                       2004               2003
                                                    (unaudited)       (unaudited)       Variance
                                                    -----------       -----------       --------
INTERNET/DIRECT COMMERCE REVENUE
      Product sale                                    $11,726           $ 14,080         (2,354)
      Other                                               252                753           (501)
                                                      -------           --------         ------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE         11,978             14,833         (2,855)
                                                      -------           --------         ------
INTERNET/DIRECT COMMERCE OPERATING COSTS AND
EXPENSES
      Production, distribution and editorial           13,707             22,395          8,688
      Selling and promotion                               991              1,168            177
      General and administrative                        1,893              3,605          1,712
      Amortization of non-cash compensation expense         -                (22)           (22)
      Depreciation and amortization                       492                491             (1)
                                                      -------           --------         ------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND
EXPENSES                                               17,083             27,637         10,554
                                                      -------           --------         ------

OPERATING INCOME (LOSS)                                (5,105)           (12,804)         7,699
                                                      -------           --------         ------

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

CORPORATE

                                                        2004              2003
                                                    (unaudited)        (unaudited)      Variance
                                                    -----------        -----------      --------
CORPORATE OPERATING COSTS AND EXPENSES
      Production, distribution and editorial              185                199             14
      Selling and promotion                                51                678            627
      General and administrative                       23,096             19,063         (4,033)
      Amortization of non-cash compensation expense     2,355                164         (2,191)
      Depreciation and amortization                     2,198              2,506            308
                                                     --------            -------         ------
TOTAL CORPORATE OPERATING COSTS AND EXPENSES           27,885             22,610         (5,275)
                                                     --------            -------         ------

OPERATING LOSS                                        (27,885)           (22,610)        (5,275)
                                                     --------            -------         ------

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

OTHER ITEMS

Income tax benefit (expense). Income tax expense for the six months ended June 30, 2004 was $3.3 million, compared to an income tax benefit of $0.9 million for the six months ended June 30, 2003. The current period provision includes a valuation allowance of $15.6 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.3 million for the six months ended June 30, 2004 compared to $0.5 million for the six months ended June 30, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Loss. Net loss was $(37.3) million for the six months ended June 30, 2004, compared to a net loss $(1.2) million for the six months ended June 30, 2003, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $119.5 million and $165.6 million and short-term investments were $38.9 million and $3.1 million at June 30, 2004 and December 31, 2003, respectively.

Cash flows used in operating activities were $10.1 million during the six months ended June 30, 2004, compared to cash used in operating activities of $5.9 million during the six months ended June 30, 2003. Cash flows used in operating activities during the six months ended June 30, 2004 were primarily due to a net loss for the period of $37.3 million, partially offset by changes in operating assets and liabilities of $18.2 million, depreciation and amortization of $3.3 million, an increase in the deferred income tax expense of $3.2 million, as well as the amortization of equity based compensation expense of $2.5 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by a decrease in certain accounts payable. Cash flows used in operating activities during the six months ended June 30, 2003 were primarily due to a net loss for the period of $1.2 million and changes in operating assets and liabilities of $9.2 million, partially offset by depreciation and amortization of $4.2 million. Cash used by changes in operating assets and liabilities during the period is primarily a result of decreases in accounts payable and accrued liabilities and accrued payroll and related costs, partially offset by decreased accounts receivable.

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

BOARD OF DIRECTORS ELECTION RESULTS

                                                                         BROKER
                                VOTES FOR         VOTES WITHHELD       NON-VOTES
                               -----------        --------------       ---------
Rick Boyko                     304,002,248           47,091                0

Michael Goldstein              304,001,528           47,811                0

Susan Lyne                     304,001,775           47,564                0

Arthur C. Martinez             303,972,116           77,223                0

Wenda Harris Millard           304,002,918           46,421                0

Sharon L. Patrick              304,005,656           43,683                0

Thomas C. Siekman              303,972,247           77,092                0

Bradley E. Singer              303,986,118           63,221                0

Jeffrey W. Ubben               303,977,662           71,677                0

AMENDMENT TO MSO'S AMENDED AND RESTATED 1999 STOCK INCENTIVE PLAN RESULTS

                                       VOTES FOR             VOTES AGAINST          VOTES ABSTAIN
                                      -----------            -------------          -------------
Amendment to MSO's Amended and
Restated 1999 Stock Incentive
Plan                                  303,736,239               299,944                 13,156

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number   Exhibit Title
------   -------------
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

                        MARTHA STEWART LIVING OMNIMEDIA, INC.

                          Date:  November 1, 2004

                                 /s/ James Follo
                                 -----------------------------------------------
                          Name:  James Follo
                          Title: Executive Vice President, Chief Financial and
                                 Administrative Officer