Form 10-Q
period 2004-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2004-11-09
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of November 5, 2004
Class A, $0.01 par value                             20,665,381
Class B, $0.01 par value                             29,422,860
                                                     ----------
             Total                                   50,088,241
                                                     ==========

                      Martha Stewart Living Omnimedia, Inc.

                               Index to Form 10-Q

                                                                           Page
Part I.       Financial information

              Item 1.   Financial Statements                                3

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                          14

              Item 4.   Controls and Procedures                             28

Part II.      Other Information

              Item 1.   Legal Proceedings                                   28

              Item 6.   Exhibits and Reports on Form 8-K                    30

              Signatures                                                    31


PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      Martha Stewart Living Omnimedia, Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                         September 30,          December 31,
                                                                                             2004                   2003
                                                                                         -------------          ------------
ASSETS                                                                                    (unaudited)
CURRENT ASSETS

         Cash and cash equivalents                                                         $ 112,306             $  165,566
         Short-term investments                                                               38,891                  3,100
         Accounts receivable, net                                                             15,233                 39,758
         Inventories, net                                                                      8,093                  7,485
         Deferred television production costs                                                     25                  3,465
         Income taxes receivable                                                                 533                  5,658
         Deferred income taxes                                                                 1,270                  5,024
         Other current assets                                                                  2,947                  4,422
                                                                                           ---------             ----------

         TOTAL CURRENT ASSETS                                                                179,298                234,478
                                                                                           ---------             ----------
PROPERTY, PLANT AND EQUIPMENT, net                                                            18,593                 22,673

INTANGIBLE ASSETS, net                                                                        54,263                 44,257

DEFERRED INCOME TAXES                                                                          3,224                  3,224

OTHER NONCURRENT ASSETS                                                                        6,844                  4,470
                                                                                           ---------             ----------
         TOTAL ASSETS                                                                      $ 262,222             $  309,102
                                                                                           =========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                             26,180                 26,628
         Accrued payroll and related costs                                                    10,761                 10,360
         Income taxes payable                                                                  1,029                    167
         Current portion of deferred subscription income                                      23,845                 23,833
                                                                                           ---------             ----------
         TOTAL CURRENT LIABILITIES                                                            61,815                 60,988
DEFERRED SUBSCRIPTION INCOME                                                                   8,342                  7,133
OTHER NONCURRENT LIABILITIES                                                                   4,227                  4,316
                                                                                           ---------             ----------
         TOTAL LIABILITIES                                                                    74,384                 72,437
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Class A common stock, $.01 par value, 350,000 shares authorized; 20,378
         and 19,628 shares outstanding in 2004 and 2003, respectively                            204                    196
      Class B common stock, $.01 par value, 150,000 shares
         authorized; 29,423 and  30,059 outstanding in 2004 and 2003,
         respectively                                                                            294                    301
      Capital in excess of par value                                                         186,879                183,744
      Unamortized restricted stock                                                                 -                  (307)
      Retained earnings                                                                        1,236                 53,506
                                                                                           ---------             ----------
                                                                                             186,613                237,440
      Less: Class A treasury stock - 59 shares at cost                                          (775)                  (775)
                                                                                           ---------             ----------
            TOTAL SHAREHOLDERS' EQUITY                                                       187,838                236,665
                                                                                           ---------             ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                           $ 262,222             $  309,102
                                                                                           =========             ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                    Condensed Consolidated Income Statements
               (unaudited, in thousands, except per share amounts)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                                              2003            2004              2003
                                                                      (as restated see  (as restated see   (as restated see
                                                              2004        note 2)           note 2)            note 2)
                                                            --------  ----------------  ----------------  -----------------
REVENUES
       Publishing                                           $ 22,273       $ 29,147       $  69,905          $ 102,825
       Television                                              2,203          6,579           9,436             19,782
       Merchandising                                           8,014          8,852          29,706             30.943
       Internet/Direct Commerce                                6,201          6,602          18,179             21,436
                                                            --------       --------       ---------          ---------
       TOTAL REVENUES                                         38,691         51,180         127,226            174,986
                                                            --------       --------       ---------          ---------
OPERATING COSTS AND EXPENSES
       Production, distribution and editorial                 27,405         31,442          86,757            102,492
       Selling and promotion                                  12,472         11,867          38,845             34,714
       General and administrative                             12,310         12,124          43,696             39,959
       Amortization of non-cash stock compensation
       expense                                                   991            143           3,471                410
       Depreciation and amortization                           1,667          1,885           4,976              6,080
                                                            --------       --------       ---------          ---------
       TOTAL OPERATING COSTS AND EXPENSES                     54,845         57,461         177,745            183,655
                                                            --------       --------       ---------          ---------
OPERATING LOSS                                               (16,154)        (6,281)        (50,519)            (8,669)
    Interest income, net                                         511            293           1,192              1,090
                                                            --------       --------       ---------          ---------
LOSS BEFORE INCOME TAXES                                     (15,643)        (5,988)        (49,327)            (7,579)

    Income tax benefit (provision)                               806          2,172          (2,526)             3,080
                                                            --------       --------       ---------          ---------
LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM
DISCONTINUED OPERATIONS                                      (14,837)        (3,816)        (51,853)            (4,499)
Loss from discontinued operations, net of tax
benefit                                                         (129)          (122)           (417)              (644)
                                                            --------       --------       ---------          ---------
NET LOSS                                                    $(14,966)      $ (3,938)      $ (52,270)         $  (5,143)
                                                            ========       ========       =========          =========

LOSS PER SHARE - BASIC AND DILUTED

    Loss from continuing operations                         $  (0.30)      $  (0.08)      $   (1.05)         $   (0.09)
                                                            --------       --------       ---------          ---------
    Loss from discontinued operations                          (0.00)         (0.00)          (0.01)             (0.01)
                                                            --------       --------       ---------          ---------
    Net loss                                                $  (0.30)      $  (0.08)      $   (1.05)         $   (0.10)
                                                            --------       --------       ---------          ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND
DILUTED                                                       49,698         49,537          49,578             49,553


  The accompanying notes are an integral part of these condensed consolidated financial statements

                      Martha Stewart Living Omnimedia, Inc.
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2004
                            (unaudited, in thousands)

                                                              Capital
                                                                in
                      Class A Common     Class B Common       Excess       Unamortized                      Class A
                          Stock               Stock           of Par       Restricted   Retained         Treasury stock
                   Shares      Amount   Shares      Amount     Value          Stock     Earnings       Shares      Amount    Total
                   ---------------------------------------------------------------------------------------------------------------
Balance at
January 1, 2004    19,628      $196     30,059       $301    $183,744        $ (307)    $ 53,506          (59)      $(775) $ 236,665

Net loss for the
period                  -         -          -          -           -             -      (52,270)           -           -    (52,270

Conversion of
shares                486         5       (486)        (5)          -             -            -            -           -          -

Issuance of
shares for
stock option
exercises             279         3          -          -         593             -            -            -           -        596

Shares returned
on a net
treasury basis          -         -       (150)        (2)          2             -            -            -           -          -

Return of
restricted stock      (15)        -          -          -        (102)          102            -            -           -          -

Amortization of
restricted stock        -         -          -          -       2,642           205            -            -           -      2,847
                   -----------------------------------------------------------------------------------------------------------------
Balance at
September 30,
2004               20,378      $204     29,423       $294    $186,879       $     -     $  1,236          (59)      $(775) $ 187,838
                   =================================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Martha Stewart Living Omnimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                            Nine Months Ended
                                                                                             September 30,
                                                                                   ---------------------------------
                                                                                     2004                     2003
                                                                                   ----------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $  (52,270)              $ (5,143)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  4,976                  6,080
         Amortization of restricted stock units and restricted stock                    3,471                    410
         Deferred income tax expense                                                    3,754                      -
         Changes in operating assets and liabilities                                   29,206                 (4,070)
                                                                                   ----------               --------

NET CASH USED IN OPERATING ACTIVITIES                                                 (10,863)                (2,723)
                                                                                   ----------               --------
CASH FLOWS FROM  INVESTING ACTIVITIES
         Capital expenditures                                                            (810)                (1,008)
         Purchases of short-term investments                                          (36,291)                     -
         Sales of short-term investments                                                  500                 13,556
         Acquisitions of businesses, net of cash acquired                              (6,392)                     -
                                                                                   ----------               --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (42,993)                12,548
                                                                                   ----------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds received from stock option exercises                                    596                    177
                                                                                   ----------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 596                    177
                                                                                   ----------               --------
NET INCREASE (DECREASE) IN CASH                                                       (53,260)                10,002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        165,566                131,664
                                                                                   ----------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $112,306               $141,666
                                                                                   ==========               ========

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

c. Intangible Assets

Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test. In August 2004, the Company acquired certain intangible assets in connection with business acquisitions discussed in footnote 5. The allocation of the acquisition purchase price is preliminary. The Company will finalize the purchase price allocation of the fair value of net assets acquired based upon receipt of a pending asset appraisal.

The components of intangible assets are as follows:

                                                            Accumulated                          Accumulated
                                                            amortization                         amortization
                                         Publishing         -publishing      Subscriber          -subscriber
                                          goodwill            goodwill         lists                lists          Total
                                         --------------------------------------------------------------------------------

Balance at January 1, 2004                $59,009            $(14,752)            -                   -           $44,257
Acquisitions of businesses                  9,482                   -           606                                10,088
Amortization expense                                                                                (82)              (82)
                                         --------------------------------------------------------------------------------

Balance at September 30, 2004             $68,491            $(14,752)         $606                $(82)          $54,263
                                         ================================================================================


d. Income taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of SFAS 109, the Company has established a valuation allowance of $21,915 in the first nine months of 2004. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company has reached final settlement with the Internal Revenue Service ("IRS") related to the 1999 audit of the Company's consolidated federal income tax return. Resolution of the examination did not have a material effect on our consolidated financial position, results of operations, or liquidity. The Company currently has recorded an accrual of $0.6 million as of September 30, 2004 for income tax liabilities related to ongoing federal, state, and local audits.

e. Reclassifications

Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation.

f. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. The fair values of options granted were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions for the three month periods ended September 30,:

                                                               2004                2003
                                                             ------              ------
risk-free interest rates                                       2.73%               3.60%
dividend yields                                                Zero                Zero
expected volatility                                             153%                140%
expected option life                                        3 years             6 years
average fair market value per option granted                 $ 8.72              $ 7.38

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net loss, as reported for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                       -----------------------------           -----------------------------
                                                         2004                 2003                2004               2003
                                                       --------             --------           ---------            --------
Net loss, as reported                                  $(14,966)            $ (3,938)          $ (52,270)           $ (5,143)
                                                       --------             --------           ---------            --------
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                      (1,050)              (2,535)             (1,527)             (7,594)
                                                       --------             --------           ---------            --------

Pro forma net loss                                     $(16,016)             $(7,900)          $ (53,797)         $  (17,010)
                                                       ========             ========           =========          ==========
Loss per share:

     Basic and diluted - as reported                   $  (0.30)            $  (0.08)          $   (1.05)         $    (0.10)
     Basic and diluted - pro forma                     $  (0.32)            $  (0.13)          $   (1.09)         $    (0.26)

2.    Restatement Relating to Interim Subscription Acquisition Costs.

The Company has recently determined the need to adjust the recognition of expense related to subscription acquisition costs. The Company previously recognized as expense its estimate of annual subscription-acquisition costs ratably throughout the year. The Company changed its expense recognition practice and will now recognize subscription-acquisition costs in the period in which the acquisition efforts take place and has restated the financial statements included in this filing accordingly. The change in accounting policy has no impact on full-year results of operations or earnings (loss) per share. Following are the changes presented in tabular format for the prior year period. Current year amounts have been presented using the revised methodology.

                                                                 Three Months
                                                            Ended September 30, 2003
                                                  ---------------------------------------------
                                                  As reported**      Adjustment       Restated
                                                  ---------------------------------------------
INCOME STATEMENT
      Selling and promotion                         $ 11,766          $   101         $ 11,867
      Operating loss                                  (6,180)            (101)          (6,281)
      Income tax benefit                               2,169                3            2,172
      Net loss                                        (3,840)             (98)          (3,938)
      Loss per share                                $  (0.08)         $ (0.00)        $  (0.08)


                                                                  Nine Months
                                                            Ended September 30, 2003
                                                  ---------------------------------------------
                                                  As reported**     Adjustment        Restated
                                                  ---------------------------------------------
INCOME STATEMENT
      Selling and promotion                           38,259           (3,545)        $ 34,714
      Operating income (loss)                        (12,214)           3,545           (8,669)
      Income tax benefit (provision)                   4,353           (1,273)           3,080
      Net income (loss)                               (7,415)           2,272           (5,143)
      Income (loss) per share                          (0.15)            0.05         $  (0.10)


                                                                 Three Months
                                                             Ended December 30, 2003
                                                  ---------------------------------------------
                                                  As reported       Adjustment        Restated
                                                  ---------------------------------------------
INCOME STATEMENT
      Selling and promotion                         $ 13,388          $ 3,545         $ 16,933
      Operating income (loss)                          5,809           (3,545)           2,264
      Income tax benefit (provision)                  (1,310)           1,273              (37)
      Net income (loss)                                4,644           (2,272)           2,372
      Income (loss) per share                        $  0.09        $   (0.05)        $   0.05

3.    Inventories

The components of inventories are as follows:

- ------------

** Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation.

                                                                            September 30,                   December 31,
                                                                                2004                           2003
                                                                            -------------                   ------------
Paper                                                                          $5,498                        $ 4,610
Product merchandise                                                             4,048                          4,801
                                                                               ------                        -------
                                                                                9,546                          9,411

Less: reserve for obsolete and
excess inventory                                                                1,453                          1,926
                                                                               ------                        -------
                                                                               $8,093                        $ 7,485
                                                                               ======                        =======

4.    Loss per share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. For the three and nine month periods ended September 30, 2004 and 2003, the following options were excluded from the calculation of loss per share as their inclusion would be antidilutive:

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                  --------------------------     -----------------------------
                                                                   2004              2003         2004                 2003
                                                                  -------          ---------     -------             ---------
Options and restricted stock excluded                             412,060          4,282,918     462,573             4,154,139
                                                                  -------          ---------     -------             ---------

5.    Industry segments

The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication and on cable. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, which will be discontinued by year-end 2004, its direct-to-consumer floral business and the website marthastewart.com.

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

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                                                                    Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                       (unaudited)               (unaudited)
                                                                                  ---------------------     ---------------------
                                                                                    2004        2003(a)       2004        2003(a)
                                                                                  ---------    --------     ---------    --------
OPERATING INCOME (LOSS)
   Publishing                                                                     $  (5,577)   $  1,294     $ (13,278)   $ 19,247
   Television                                                                        (1,822)        (33)       (7,300)        196
   Merchandising                                                                      4,805       4,563        16,608      19,405
   Internet/Direct Commerce                                                          (2,685)     (1,970)       (7,790)    (14,774)
                                                                                  ---------    --------     ---------    --------
   Operating Income (Loss) before Corporate Overhead                                 (5,279)      3,854       (11,760)     24,074
   Corporate Overhead                                                               (10,875)    (10,135)      (38,759)    (32,743)
                                                                                  ---------    --------     ---------    --------
   TOTAL OPERATING LOSS                                                             (16,154)     (6,281)      (50,519)     (8,669)
                                                                                  ---------    --------     ---------    --------
DEPRECIATION AND AMORTIZATION

   Publishing                                                                           146          41           269         123
   Television                                                                            57         236           173       1,015
   Merchandising                                                                        190         166           570         503
   Internet/Direct Commerce                                                             248         235           740         726
   Corporate Overhead                                                                 1,026       1,207         3,224       3,713
                                                                                  ---------    --------     ---------    --------
       TOTAL DEPRECIATION AND AMORTIZATION                                            1,667       1,885         4,976       6,080
                                                                                  ---------    --------     ---------    --------
AMORTIZATION OF NON-CASH STOCK COMPENSATION EXPENSE (BENEFIT)
       Publishing                                                                        27          50           129         152
       Merchandising                                                                    (97)         13           (72)         38
       Internet/Direct Commerce                                                           -           1             -         (21)
       Corporate Overhead                                                             1,061          79         3,414         241
                                                                                  ---------    --------     ---------    --------
       TOTAL AMORTIZATION OF NON-CASH STOCK  COMPENSATION EXPENSE                       991         143         3,471         410
                                                                                  ---------    --------     ---------    --------
OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND AMORTIZATION AND AMORTIZATION
OF NON-CASH STOCK COMPENSATION
       Publishing                                                                    (5,404)      1,385       (12,880)     19,522
       Television                                                                    (1,765)        203        (7,127)      1,211
       Merchandising                                                                  4,898       4,742        17,106      19,946
       Internet/Direct Commerce                                                      (2,437)     (1,734)       (7,050)    (14,069)
                                                                                  ---------    --------     ---------    --------
       Operating Income (Loss) before Depreciation and Amortization and
         Amortization of Non-Cash Stock Compensation and before Corporate
         Overhead                                                                    (4,708)      4,596        (9,951)     26,610
       Corporate Overhead                                                           ( 8,788)     (8,849)      (32,121)    (28,789)
                                                                                  ---------    --------     ---------    --------
TOTAL OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION AND AMORTIZATION OF
NON-CASH STOCK COMPENSATION                                                       $ (13,496)   $ (4,253)    $ (42,072)   $ (2,179)
                                                                                  =========    ========     =========    ========

(a) As restated, see note 2.

6. Business Acquisitions

In August 2004, the Company acquired certain assets and liabilities of Body & Soul magazine and Dr. Andrew Weil's Self Healing newsletter, which are publications featuring "natural living" content. The primary purpose of the acquisition was to enter a new market and to launch "natural living " as a new "omni" lifestyle category and brand for the Company. Consistent with SFAS No. 141, "Business Combinations," the acquisitions were accounted for under purchase accounting.

In connection with the acquisition of the Body & Soul net assets, the Company recorded tangible assets of $0.6 million, an intangible subscriber list of $0.2 million, and liabilities assumed of $2.6 million based on estimated fair values as determined by management utilizing information available at this time. Goodwill of $6.5 million was recognized as the excess of the purchase price over the preliminary estimate of fair market value of assets acquired.

In connection with the acquisition of Dr. Andrew Weil's Self Healing newsletter net assets, the Company recorded tangible assets of $0.4 million, an intangible subscriber list of $0.4 million, and liabilities assumed of $2.0 million based on estimated fair values as determined by management utilizing information available at this time. Goodwill of $3.0 million was recognized as the excess of the purchase price over the preliminary estimate of fair market value of assets acquired.

The intangible subscriber lists are subject to a twelve month amortization period. For both the three and nine month periods ended September 30, 2004 approximately $0.1 million was charged to amortization expense and accumulated amortization.

For each acquisition, the Company will finalize the purchase price allocation of the fair value of net assets acquired based upon receipt of a pending asset appraisal.

Unaudited pro forma information related to these acquisitions is not included, since the impacts of these transactions are not material to the consolidated results of the Company.

7. Employee Benefit Plan

During 2003, the Company adopted the 2003 Key Executive Bonus Plan. Under the plan, the Company has made and will continue to make periodic cash payments to certain executives who remain employed by the Company. The plan expires on December 31, 2004 and the remaining payments under the plan will be paid shortly thereafter. The Company is recognizing the expected total expense of the plan ratably over the term of the plan.

The following summarizes the expense recognized related to the plan:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                          -----------------------       --------------------------
                                                           2004              2003         2004               2003
                                                          ------             ----       -------              -----
Amount recognized as expense, including in
general and administrative                                $  713             $  -       $ 2,368              $   -
                                                          ------             ----       -------              -----

The Company expects to recognize an additional expense of approximately $0.7 during the three month period ended December 31, 2004 related to the plan.

In July 2004, $1.9 million was paid under the plan and the Company expects to pay up to $1.7 million in January 2005, representing the remaining amount due under the plan.

8. Related Party Transaction

Martha Stewart has submitted a claim, pursuant to the Corporation's By-laws, for approximately $3.7 million, for reimbursement of certain legal expenses relating to her defense of the count of the federal criminal complaint against her alleging she made false and misleading statements intended to influence the price of the Corporation's stock.

Ms. Stewart's defense of this count was successful and a judgment of acquittal was entered in her favor. The Corporation and Ms. Stewart have agreed in principle to submit the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. If the independent expert determines that Ms. Stewart is entitled to indemnification, the Corporation believes that the amount reimbursed to Ms. Stewart would be reimbursable to the Corporation under its Directors & Officers insurance policy and, accordingly, does not believe that the claim will result in an expense to the Corporation.

9.    Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. All prior period financial statements were restated to report the operations as a discontinued operation.

Summary operating results for The Wedding List were as follows:

                                                             Three Months Ended                       Nine Months Ended
                                                          September 30, (unaudited)               September 30, (unaudited)
                                                         --------------------------              --------------------------
                                                          2004                2003                2004                2003
                                                         ------              ------              ------              ------
Revenues                                                 $    -              $  (55)             $    -              $  526

Loss from operations, including restructuring
and shutdown costs, before income tax benefit
in 2003                                                    (129)               (202)               (417)             (1,006)

Income tax benefit                                            -                  80                   -                 362

Loss from discontinued operations, net of
income tax benefit in 2003                               $ (129)             $ (122)             $ (417)             $ (644)

10.   Supplemental cash flow information:

                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                         --------------------------              --------------------------
                                                           2004               2003                 2004               2003
                                                         --------            ------              --------            ------
Cash paid (refunded) for income taxes                    $ (6,993)              -                $ (6,978)           $1,529

Cash paid for interest was immaterial in the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

EXECUTIVE SUMMARY

TRENDS, RISKS AND UNCERTAINTIES

Since June 2002, public disclosure of various governmental investigations into Martha Stewart's sale of non-Company stock and of the criminal and civil charges against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand and several brand labels are closely associated with the name Martha Stewart, we have seen, since June 2002, substantial negative impacts on our business as a result of the uncertainty surrounding the resolution of these legal proceedings and resulting negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to the adverse trends our business has experienced since June 2002.

On June 4, 2003, a federal grand jury in the United States District Court for the Southern District of New York indicted Ms. Stewart, then the Company's Chairman and Chief Executive Officer, on charges of obstruction of an agency proceeding, making false statements to federal investigators, conspiracy, and securities fraud. That same day, the Securities and Exchange Commission ("SEC") filed a civil complaint against Ms. Stewart, in the United States District Court for the Southern District of New York, alleging violations of federal securities law. On July 10, 2003, the SEC action was stayed until further order of the court. Following the indictment, Ms. Stewart resigned her positions as Chairman and Chief Executive Officer, but retained her roles as a director and the Company's Chief Creative Officer. A new Chairman and CEO assumed those positions.

On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning her personal sale of non-Company stock. On March 15, 2004, Ms. Stewart resigned her positions as a director and Chief Creative Officer of the Company, and assumed the position of Founding Editorial Director, a non-officer position. On July 16, 2004, Ms. Stewart was sentenced to five months in prison and two years of supervised release, which includes five months of home confinement to be served immediately upon release from prison. Ms. Stewart began serving her sentence on October 8, 2004.

The Company continues to evaluate the impact of these events on its employees, the responses of customers, advertisers, and business partners in order to asses the potential effect on the Company's operating assets and make appropriate decisions with respect to the Company's business operations and strategy. In light of the results of this assessment, the Company has already implemented a number of business initiatives and may consider a broad range of additional business initiatives and strategic alternatives. These may include, without limitation, changes in core content areas, new business initiatives, development of new expert personalities, disposition of certain products, assets and businesses, as well as certain other business efficiencies.

Although we are unable to predict the full effect of the outcome of Ms. Stewart's trial and related sentencing on our business, we continue to experience declines in advertising revenues since the trial outcome, principally in our publishing segment. We may experience further material adverse impacts as a result of the trial outcome, including, without limitation, additional revenue declines, additional expenses relating to corporate communications and corporate professional fees and loss of key personnel. For the nine month period ended September 30, 2004, we suffered a net loss of $52.3 million compared to a net loss of $5.1 million in the same period of the prior year. We may sustain substantial operating losses in future periods and our cash position may be materially adversely affected. However, we are now becoming more optimistic regarding a print based advertising recovery, beginning in the second quarter of 2005.

The operations of our television segment have been dramatically reduced in 2004. The segment now primarily consists of a cable television distribution agreement with The Style Network, a weekly syndicated program - Petkeeping with Marc Marrone and beginning in January 2005 a weekly show airing on PBS stations nationwide. Previously, the segment included our nationally syndicated daily show, Martha Stewart Living, as well as several other cable television shows. Given the change in operations, we expect to report continued losses in the Television segment in the fourth quarter of 2004. In September 2004 we entered into agreements with Mark Burnett, a well regarded producer of prime-time programming, and an affiliated entity under which Mr. Burnett will advise and consult with the company regarding various television matters, including developing opportunities to evolve the future Martha Stewart Living daily syndicated television show and relating to the development and production of a primetime network television series to feature Martha Stewart. In connection with the consulting agreement, MSO issued to Mr. Burnett a warrant to purchase up to 2.5 million shares of MSO's Class A Common Stock at an exercise price of $12.59 per share. The warrant will vest and become exercisable in tranches, subject to the achievement of various milestones relating to the broadcast of a primetime network television series and production of a new series of Martha Stewart Living or a successor program. We currently expect to begin to recognize as an expense, a portion of the 2.5 million shares in September 2005, when certain programs are expected to air.

On April 22, 2004, we reached an agreement with Kmart to amend the terms of our contract and executed certain releases with respect to a legal action Kmart filed against the Company on February 11, 2004. We believe that this agreement better aligns the two companies' mutual business interests. In connection with the amendment and releases, on April 23, 2004, Kmart voluntarily dismissed its complaint with prejudice, terminating the litigation. The amendment, among other things, extends the Kmart contract for an additional two years and expands the scope of the contract to cover several new product categories. At the same time, the amendment eliminates, with respect to 2003 and subsequent years, provisions of the contract providing for payment of guaranteed minimum royalties by individual product category and reduces the amount Kmart is obligated under the contract to spend with MSO on advertising in MSO media properties. The amendment also reduces the aggregate minimum royalty payments. The aggregate minimum royalty payment for the period February 1, 2004 to January 31, 2005 was reduced to $49.0 million from $53.4 million previously. We continue to expect that the minimum guaranteed royalty payments will exceed actual royalties earned from retail sales through January 31, 2008. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below.

The following table sets forth the minimum guarantees as contained in our contract with Kmart Corporation. ($ in millions)

                                      1/31/02     1/31/03     1/31/04    1/31/05     1/31/06     1/31/07     1/31/08
Minimum Royalty Amounts               $  15.3      $ 40.4      $ 47.5    $  49.0     $  54.0     $  59.0     $  65.0

Furthermore, for the year ending January 31, 2009 the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009. Furthermore, $3.8 million of the January 31, 2005 and January 31, 2006 minimum royalty payments and $2.5 million of the January 31, 2007 and January 31, 2008 minimum royalty payments, but not more than $10.0 in the aggregate over the term of the agreement, will be deferred and subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.

In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which is included in the Internet/ Direct Commerce segment, by year-end 2004. This will result in lower revenues in this segment beginning in 2005, a reduction in operating expenses and therefore a lower operating loss in the segment. We do not expect any significant charges to operating results in the future due to the discontinuance of our commerce operations in this segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003

PUBLISHING SEGMENT

                                                                                   2003
                                                                              (unaudited,as
                                                             2004             restated see
                                                           (unaudited)           note 8)            Variance
                                                           -----------        -------------         ---------
 PUBLISHING REVENUE
        Advertising                                        $     7,501        $      15,582         $  (8,081)
         Circulation                                            14,335               13,724               611
         Other                                                     437                 (159)              596
                                                           -----------        -------------         ---------
 TOTAL PUBLISHING SEGMENT REVENUE                               22,273               29,147            (6,874)
                                                           -----------        -------------         ---------

 PUBLISHING OPERATING COSTS AND EXPENSES

         Production, distribution and editorial                 15,343               16,687             1,344
         Selling and promotion                                  11,677               10,743              (934)
         General and administrative                                657                  332              (325)
         Amortization of non-cash compensation expense              27                   50                23
         Depreciation and amortization                             146                   41              (105)
                                                           -----------        -------------         ---------
 TOTAL PUBLISHING OPERATING COSTS AND EXPENSES                  27,850               27,853                 3
                                                           -----------        -------------         ---------

 OPERATING INCOME (LOSS)                                    $   (5,577)        $      1,294         $  (6,871)
                                                           -----------        -------------         ---------

Publishing revenues decreased $6.9 million, or 23.6%, to $22.3 million for the three months ended September 30, 2004, from $29.1 million for the three months ended September 30, 2003. This decrease was primarily due to a decrease in advertising revenues of $8.1 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective commensurate with the January 2004 issue. The decrease in advertising revenue in Martha Stewart Living magazine was $9.4 million. This decrease in advertising revenue was partially offset by an increase in advertising revenue in our Special Interest Publications ("SIP") which was due in part to an increase in frequency in the quarter (presented in the table below). Advertising revenue in the quarter also benefited from the inclusion of two issues of Body & Soul magazine, which we acquired in August 2004. Circulation revenue increased in the quarter, with higher circulation revenues from Everyday Food and an increase in frequency of our SIP's, as well as the benefit of the acquisition of Body & Soul magazine and The Dr. Weil Self Healing newsletter, partially offset by lower revenue from Martha Stewart Living.

Magazine Publication Schedule

                                                        Third Quarter 2004                   Third Quarter 2003
- ---------------------------------------------------------------------------------------------------------------
Martha Stewart Living                                   Three Issues                         Three Issues
Martha Stewart Weddings                                 No Issue                             No Issue
Everyday Food                                           Two Issues                           Two Issues
Special Interest Publications                           Three Issues                         One Issue
Body & Soul (a)                                         Two Issues                           n/a

      (a) Acquired in August 2004 and therefore was not included in prior periods.

Production, distribution and editorial expenses decreased $1.3 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of additional SIP's and the acquisition referred to above. Selling and promotion expenses increased $0.9 million primarily due to higher circulation acquisition costs relating to Everyday Food, our recent marketing campaign and the recent acquisition.

TELEVISION SEGMENT

                                                              2004              2003
                                                           (unaudited)        (unaudited)         Variance
                                                           -----------        -----------         --------
 TELEVISION REVENUE
         Syndication                                       $     1,384        $     4,746         $ (3,362)
         Licensing and other                                       819              1,833           (1,014)
                                                           -----------        -----------         --------
 TOTAL TELEVISION SEGMENT REVENUE                                2,203              6,579           (4,376)
                                                           -----------        -----------         --------

 TELEVISION OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                  3,036              4,985            1,949
         Selling and promotion                                     125                475              350
         General and administrative                                807                916              109
         Depreciation and amortization                              57                236              179
                                                           -----------        -----------         --------
 TOTAL TELEVISION OPERATING COSTS AND EXPENSES                   4,025              6,612            2,587
                                                           -----------        -----------         --------

 OPERATING INCOME (LOSS)                                   $    (1,822)       $       (33)        $ (1,789)
                                                           -----------        -----------         --------

Television revenues decreased $4.4 million, or 66.5%, to $2.2 million for the quarter ended September 30, 2004, from $6.6 million for the quarter ended September 30, 2003, primarily due to lower revenue from our syndicated daily program which ceased airing in mid September. The ending of the show will negatively impact revenue in future periods. The segment was also impacted by the expiration of certain cable and international licensing contracts effective December 31, 2003. Future quarters will be adversely impacted by the recent termination of our contract with the Food Network. Revenue in the quarter benefited from the June launch of our programming on The Style Network, and the September 2003 launch of our half-hour syndicated program, Petkeeping with Marc Maronne.

Production, distribution and editorial expenses as well as selling and promotion expenses decreased in the period due to the cessation of production of our nationally syndicated daily show, Martha Stewart Living. Depreciation and amortization decreased $0.2 million primarily due to a reduction in the net carrying value of certain assets in our Connecticut television studio in the fourth quarter of 2003.

MERCHANDISING SEGMENT

                                                              2004               2003
                                                           (unaudited)        (unaudited)         Variance
                                                           -----------        -----------         --------
MERCHANDISING REVENUE
         Kmart earned royalty                              $     6,849        $     7,161         $   (312)
         Other                                                   1,165              1,691             (526)
                                                           -----------        -----------         --------
TOTAL MERCHANDISING SEGMENT REVENUE                              8,014              8,852             (838)
                                                           -----------        -----------         --------

MERCHANDISING OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                  1,711              2,862            1,151
         Selling and promotion                                     197                147              (50)
         General and administrative                              1,208              1,101             (107)
         Amortization of non-cash compensation expense             (97)                13              110
         Depreciation and amortization                             190                166              (24)
                                                           -----------        -----------         --------
TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES                 3,209              4,289            1,080
                                                           -----------        -----------         --------

OPERATING INCOME                                          $      4,805        $     4,563         $    242
                                                           -----------        -----------         --------

Merchandising revenues decreased $0.8 million, or 9.5%, to $8.0 million for the quarter ended September 30, 2004, from $8.9 million for the quarter ended September 30, 2003, primarily due to lower sales of our Martha Stewart Everyday product at Kmart due to lower same-store-sales. The revenue decline was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased 5% on February 1, 2004. Royalty revenue from Kmart was recorded based on actual sales in the current and prior year periods. We expect the minimum guarantees will exceed actual royalties earned from retail sales for the foreseeable future primarily due to store closings and recent negative trends in same-store sales. Other revenue declined in the quarter principally due to a decline in royalty revenue from our Japanese retail partner, partially offset by revenue from our Everyday program at Sears Canada. Our program at Sears Canada launched in the second half of 2003.

Production, distribution and editorial expenses decreased $1.1 million in the period due to lower compensation related expense.

INTERNET/DIRECT COMMERCE SEGMENT

                                                              2004               2003
                                                           (unaudited)        (unaudited)         Variance
                                                           -----------        -----------         --------
INTERNET/DIRECT COMMERCE REVENUE
         Product                                           $     5,978        $     6,350         $   (372)
         Other                                                     223                252              (29)
                                                           -----------        -----------         --------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE                   6,201              6,602             (401)
                                                           -----------        -----------         --------

INTERNET/DIRECT COMMERCE OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                  7,223              6,810             (413)
         Selling and promotion                                     447                471               24
         General and administrative                                968              1,055               87
         Amortization of non-cash compensation expense               -                  1                1
         Depreciation and amortization                             248                235              (13)
                                                           -----------        -----------         --------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND
  EXPENSES                                                       8,886              8,572             (314)
                                                           -----------        -----------         --------

OPERATING INCOME (LOSS)                                    $    (2,685)       $    (1,970)        $   (715)
                                                           -----------        -----------         --------

Internet/Direct Commerce revenues decreased $0.4 million, to $6.2 million for the three months ended September 30, 2004, from $6.6 million for the three months ended September 30, 2003, due to lower commerce sales related to our catalog offerings, partially offset by higher revenue from our direct-to-consumer floral business. The decline in commerce revenue was attributable to lower catalog circulation in the period. Given our decision to discontinue the Catalog for Living and its online product offerings by year-end 2004, we expect to see a further reduction in revenue and a reduced operating loss in this segment.

Production, distribution and editorial costs increased $0.4 million primarily due to difficult comparisons with the year-ago period. The prior year period benefited from the successful disposition of previously written down obsolete and slow moving inventory which increased gross margins in that period. The higher costs were partially offset by lower compensation expense due to the wind-down of the catalog portion of our commerce business.

CORPORATE

                                                               2004             2003
                                                           (unaudited)        (unaudited)         Variance
                                                           -----------        -----------         --------
 CORPORATE OPERATING COSTS AND EXPENSES
         Production, distribution and editorial            $        92        $        98         $      6
         Selling and promotion                                      26                 31                5
         General and administrative                              8,670              8,720               50
         Amortization of non-cash compensation expense           1,061                 79             (982)
         Depreciation and amortization                           1,026              1,207              181
                                                           -----------        -----------         --------
 TOTAL CORPORATE OPERATING COSTS AND EXPENSES                   10,875             10,135             (740)
                                                           -----------        -----------         --------

 OPERATING LOSS                                            $   (10,875)       $   (10,135)        $   (740)
                                                           -----------        -----------         --------

General and administrative expenses was essentially flat in the quarter, with certain changes in compensation, including the cost of additional retention programs, offsetting other compensation related accounts. The increase in the amortization of non-cash compensation expense principally relates to the amortization of the value of restricted stock units granted in connection with a November 2003 stock option exchange program.

OTHER ITEMS

Income tax benefit for the quarter ended September 30, 2004 was $0.8 million, compared to an income tax benefit of $2.2 million for the quarter ended September 30, 2003. The current period provision includes a valuation allowance of $6.3 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.1 million for the quarter ended September 30, 2004 compared to $0.1 million for the quarter ended September 30, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Loss. Net loss was $15.0 million for the quarter ended September 30, 2004, compared to a net loss of $3.9 million for the quarter ended September 30, 2003, as a result of the above mentioned factors

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003

PUBLISHING SEGMENT

                                                                                      2003
                                                                                   (unaudited,
                                                                2004               as restated
                                                             (unaudited)           see note 8)            Variance
                                                          ----------------         ------------          ----------
PUBLISHING REVENUE
        Advertising                                       $         24,055         $     59,059          $  (35,004)
        Circulation                                                 44,690               42,442               2,248
        Other                                                        1,160                1,324                (164)
                                                          ----------------         ------------          ----------
TOTAL PUBLISHING SEGMENT REVENUE                                    69,905              102,825             (32,920)
                                                          ----------------         ------------          ----------

PUBLISHING OPERATING COSTS AND EXPENSES
        Production, distribution and editorial                      45,761               51,353               5,592
        Selling and promotion                                       35,540               30,150              (5,390)
        General and administrative                                   1,484                1,800                 316
        Amortization of non-cash compensation expense                  129                  152                  23
        Depreciation and amortization                                  269                  123                (146)
                                                          ----------------         ------------          ----------
TOTAL PUBLISHING OPERATING COSTS AND EXPENSES                       83,183               83,578                 395
                                                          ----------------         ------------          ----------
OPERATING INCOME (LOSS)                                   $        (13,278)        $     19,247          $  (32,525)
                                                          ----------------         ------------          ----------

Publishing revenues decreased $32.9 million, or 32.0%, to $69.9 million for the nine months ended September 30, 2004, from $102.8 million for the nine months ended September 30, 2003. This decrease was primarily due to a decrease in advertising revenues of $35.0 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective commensurate with the January 2004 issue. The decrease in advertising revenue in Martha Stewart Living magazine was $28.4 million. The reduction in advertising revenue was also attributable to lower advertising revenue in Everyday Food magazine of $5.2 million, as the prior year's period included advertising revenues from a sponsorship arrangement and lower revenue in Martha Stewart Weddings. Circulation revenue increased $2.2 million in the period primarily due to the increase in circulation and frequency of Everyday Food, as well as an additional issue of Martha Stewart Weddings published in the period, as well as two additional SIP's, partially offset by lower circulation revenue from Martha Stewart Living magazine, due primarily to lower subscription copies sold in the period. The period also benefited from the acquisition of Body & Soul magazine and The Dr. Weil Self Healing newsletter.

Magazine Publication Schedule

                                    Nine months ended September 2004        Nine months ended September 2003
- ------------------------------------------------------------------------------------------------------------
Martha Stewart Living               Nine Issues                             Nine Issues
Martha Stewart Weddings             Three Issue                             Two Issue
Everyday Food                       Eight Issues                            Six Issues
Special Interest Publications       Seven Issues                            Five Issue
Body & Soul (a)                     Two Issues                              n/a

  (a) Acquired in August 2004 and therefore was not included in prior periods.

Production, distribution and editorial expenses decreased $5.6 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of additional magazines referred to above. Selling and promotion expenses increased $5.4 million resulting primarily from higher circulation acquisition costs relating to Everyday Food, one of our Special Interest Publication's, and the recent acquisition, partially offset by lower spending related to Martha Stewart Living magazine.

TELEVISION SEGMENT

                                                            2004                   2003
                                                          (unaudited)           (unaudited)        Variance
                                                           ----------           -----------       -----------
TELEVISION REVENUE
         Syndication                                       $    7,117           $    13,978       $    (6,861)
         Licensing and other                                    2,319                 5,804            (3,485)
                                                           ----------           -----------       -----------
 TOTAL TELEVISION SEGMENT REVENUE                               9,436                19,782           (10,346)
                                                           ----------           -----------       -----------

 TELEVISION OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                12,914                14,065             1,151
         Selling and promotion                                  1,023                 1,884               861
         General and administrative                             2,626                 2,622                (4)
         Amortization of non-cash compensation expense              -                     -                 -
         Depreciation and amortization                            173                 1,015               842
                                                           ----------           -----------       -----------
 TOTAL TELEVISION OPERATING COSTS AND EXPENSES                 16,736                19,586             2,850
                                                           ----------           -----------       -----------

 OPERATING INCOME (LOSS)                                   $   (7,300)          $       196       $    (7,496)
                                                           ----------           -----------       -----------

Television revenues decreased $10.3 million, or 52.3%, to $9.4 million for the nine months ended September 30, 2004, from $19.8 million for the nine months ended September 30, 2003. The decrease is primarily attributable to lower revenue from our syndicated daily program, Martha Stewart Living, of $7.6 million due primarily to lower license fees and lower advertising revenue. The decrease was partially offset by revenue from the launch of our programming on The Style Network and from Petkeeping with Marc Marronne. The segment was also impacted by the expiration of certain cable and international licensing contracts effective December 31, 2003, included in licensing above. Future quarters will be adversely impacted by the recent termination of our contract with the Food Network.

Production, distribution and editorial expenses decreased $1.2 million in the period due to lower production costs as a result of the winding down of production for the syndicated national show as well as a lower distribution fees associated with the lower license fee revenue from the Martha Stewart Living show, partially offset by higher non-cash production amortization recognized in the period, including a $1.5 million write-down of deferred production costs resulting from the early termination of a cable television licensing agreement. Selling and promotion expenses decreased $0.9 million due to lower marketing efforts for the nationally syndicated daily show due in part to the ending of our daily show on nationally syndicated television. Depreciation and amortization decreased $0.8 million primarily due to a reduction in the net carrying value of certain assets in our Connecticut television studio in the fourth quarter of 2003. The decrease in depreciation will continue into the fourth quarter.
                                                                              22

MERCHANDISING SEGMENT

                                                              2004                 2003
                                                           (unaudited)          (unaudited)        Variance
                                                           ----------           -----------       -----------
MERCHANDISING REVENUE
         Kmart earned royalty                              $   22,713           $    25,703       $   (2,990)
         Kmart minimum true-up                                  2,412                     -            2,412
         Other                                                  4,581                 5,240             (659)
                                                           ----------           -----------       ----------
 TOTAL MERCHANDISING SEGMENT REVENUE                           29,706                30,943           (1,237)
                                                           ----------           -----------       ----------

 MERCHANDISING OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                 6,875                 7,571              696
         Selling and promotion                                    767                   333             (434)
         General and administrative                             4,958                 3,093           (1,865)
         Amortization of non-cash compensation expense            (72)                   38              110
         Depreciation and amortization                            570                   503              (67)
                                                           ----------           -----------       ----------
TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES               13,098                11,538           (1,560)
                                                           ----------           -----------       ----------

 OPERATING INCOME                                          $   16,608           $    19,405       $   (2,797)
                                                           ----------           -----------       ----------

Merchandising revenues decreased $1.2 million, or 4.0%, to $29.7 million for the nine months ended September 30, 2004, from $30.9 million for the nine months ended September 30, 2003, primarily due to lower product sales at Kmart as a result of lower same-store-sales as well as Kmart store closings that took place in the early part of 2003. The revenue decline was partially offset by recognizing as revenue the pro-rata portion of the contractual minimum royalty amount due from Kmart for the 12 month period ended January 31, 2004, relating to January 2004 as well as an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased 5% on February 1, 2004. We expect the minimum guarantees will exceed actual royalties earned from retail sales for the foreseeable future primarily due to store closings and recent negative trends in same-store sales. Other revenue declined modestly due to a decline in creative service revenue, as well as a decline in revenue from our Japanese retail partner, partially offset by revenue from the launch of our program at Sears Canada and higher royalty revenue from our Martha Stewart Signature products. Our program at Sears Canada launched in the second half of 2003.

Production, distribution and editorial expense decreased $0.7 million due to lower compensation related expenses. Selling and promotion expenses increased $0.4 million in the period due to higher marketing expenses related to our Martha Stewart Signature program. General and administrative expense increased $1.9 million primarily due to higher professional fees.

INTERNET/DIRECT COMMERCE SEGMENT

                                                                        2004                   2003
                                                                     (unaudited)           (unaudited)           Variance
                                                                     -----------           -----------           --------
 INTERNET/DIRECT COMMERCE REVENUE
         Product sale                                                $    17,704           $    20,431           $ (2,727)
         Other                                                               475                 1,005               (530)
                                                                     -----------           -----------           --------
 TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE                           18,179                21,436             (3,257)
                                                                     -----------           -----------           --------

 INTERNET/DIRECT COMMERCE OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                           20,930                29,205              8,275
         Selling and promotion                                             1,438                 1,639                201
         General and administrative                                        2,861                 4,661              1,800
         Amortization of non-cash compensation expense                         -                   (21)               (21)
         Depreciation and amortization                                       740                   726                (14)
                                                                     -----------           -----------           --------
 TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND EXPENSES              25,969                36,210             10,241
                                                                     -----------           -----------           --------

 OPERATING INCOME (LOSS)                                             $    (7,790)          $   (14,774)          $  6,984
                                                                     -----------           -----------           --------

Internet/Direct Commerce revenues decreased $3.3 million, or 15.2%, to $18.2 million for the nine months ended September 30, 2004, from $21.4 million for the nine months ended September 30, 2003. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sale was largely attributable to our planned lower catalog circulation. The decline in other revenue was principally due to lower advertising revenue.

Production, distribution and editorial costs decreased $8.3 million, due to lower catalog production and distribution costs of $3.8 million due to reduced catalog circulation. Lower costs were also due in part to lower product sales, an improved product gross margin and improved fulfillment efficiencies, which collectively contributed to $2.6 million of lower costs in the period. The prior year period benefited from the successful disposition of previously written down obsolete and slow moving inventory which increased gross margins in that period The segment continued to benefit from the restructuring initiated in the first half of 2003, which reduced headcount and lowered technology costs. General and administrative expenses decreased $1.8 million due primarily to lower employee related expenses and lower professional fees.

CORPORATE

                                                                        2004                  2003
                                                                     (unaudited)           (unaudited)           Variance
                                                                     -----------           -----------           --------
 CORPORATE OPERATING COSTS AND EXPENSES
         Production, distribution and editorial                      $       277           $       298           $     21
         Selling and promotion                                                77                   708                631
         General and administrative                                       31,767                27,783             (3,984)
         Amortization of non-cash compensation expense                     3,414                   241             (3,173)
         Depreciation and amortization                                     3,224                 3,713                489
                                                                     -----------           -----------           --------
 TOTAL CORPORATE OPERATING COSTS AND EXPENSES                             38,759                32,743             (6,016)
                                                                     -----------           -----------           --------
 OPERATING LOSS                                                      $   (38,759)          $   (32,743)          $ (6,016)
                                                                     -----------           -----------           --------

Corporate overhead, including depreciation and amortization and the amortization of non-cash stock compensation increased $6.0 million, or 18.4%, to $38.8 million for the nine months ended September 30, 2004, from $32.7 million for the nine months ended September 30, 2003. Selling and promotion expenses decreased $0.6 million, as the prior year quarter included media spending associated with a corporate advertising program. General and administrative expenses increased $4.0 million principally resulting from higher employee-related costs, including retention programs of $3.4 million as well as higher corporate communications and consulting fees, partially offset by lower insurance and location fees. The increase in the amortization of non-cash compensation expense principally relates to the amortization of the value of restricted stock units granted in connection with a November 2003 stock option exchange program.

OTHER ITEMS

Income tax benefit (expense). Income tax expense for the nine months ended September 30, 2004 was $2.5 million, compared to an income tax benefit of $3.1 million for the nine months ended September 30, 2003. The current period provision includes a valuation allowance of $21.9 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability.

Loss from discontinued operations. Loss from discontinued operations was $0.4 million for the nine months ended September 30, 2004 compared to $0.6 million for the nine months ended September 30, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

Net Loss. Net loss was $52.3 million for the nine months ended September 30, 2004, compared to a net loss $5.1 million for the nine months ended September 30, 2003, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $112.3 million and $165.6 million and short-term investments were $38.9 million and $3.1 million at September 30, 2004 and December 31, 2003, respectively.

Cash flows used in operating activities were $10.9 million and $2.7 million during the nine months ended September 30, 2004 and 2003, respectively. Cash flows used in operating activities during the nine months ended September 30, 2004 were primarily due to a net loss for the period of $52.3 million, partially offset by changes in operating assets and liabilities of $29.2 million, depreciation and amortization of $5.0 million, an increase in the deferred income tax expense of $3.8 million, as well as the amortization of equity based compensation expense of $3.5 million. The changes in operating assets and liabilities include a decrease in accounts receivable due to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, as well as the receipt of our federal income tax refund for calendar 2003. Cash used in operating activities during the nine months ended September 30, 2003 were primarily due to a net loss for the period of $5.1 million and decreases in operating assets and liabilities of $4.1 million, partially offset by depreciation and amortization of $6.1 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to lower advertising revenue, offset by a decrease in accounts payable and lower deferred subscription income.

Cash flows used in investing activities were $43.0 million during the nine months ended September 30, 2004, compared to cash provided by investing activities of $12.5 million during the nine months ended September 30, 2003. Cash flows used in investing activities in 2004 resulted from the net purchase of short-term investments of $35.8 million, the acquisition of certain assets of Body & Soul magazine and the Dr. Weil Self Healing newsletter of $6.4 million and as well as capital expenditures $0.8 million. Cash flows provided by investing activities in 2003 resulted from the sale of short-term investments of $13.6 million, partially offset by capital expenditures of $1.0 million. We expect capital expenditures in 2004 to approximate $1.0 million.

Cash flows provided by financing activities for the nine month periods ended September 30, 2004 and 2003 were $0.6 and $0.2 million, respectively, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. As of September 30, 2004, we had no outstanding borrowings under this facility.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Revenues for royalties in our merchandising business are accrued on a monthly basis based on sales volume data provided to us by our strategic partners and payment is generally made by our partners on a quarterly basis. For the nine month period ended September 30, 2004, the Company has recognized royalty revenues earned under our agreement with Kmart based upon actual royalties earned for sales in 2004 and the pro-rata portion of the 2003 minimum guarantee that related to January 2004. Contractual minimum amounts under the agreement with Kmart are computed on January 31st annually and are payable shortly thereafter. We expect to recognize the difference between the minimum royalty amount and royalties paid on actual sales in the fourth quarter of 2004 and first quarter of 2005, net of amounts required to be deferred, when the amount can be determined. Certain of our other merchandising agreements contain minimum guarantee provisions. These minimum guarantees will be recorded when such amounts are both determinable and deemed collectible.

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

The Company has elected to annually test for goodwill impairment in the fourth quarter of its fiscal year.

Advertising Cost

Advertising costs, consisting primarily of direct-response advertising, are expensed in the period in which the advertising effort takes place.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2003, the Company's motion to dismiss the Shareholder Derivative Litigation was granted to the extent that the action has been stayed pending plaintiffs' submission of a demand to initiate litigation on the Company's Board or a determination by the Federal District Court in the Acosta action (now the consolidated Sargent action) that such a demand is excused. On September 30, 2003, the Company's motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam appealed the dismissal of the complaint to the Delaware Supreme Court. On March 31, 2004, the Delaware Supreme Court, sitting en banc, unanimously affirmed the dismissal of the Beam complaint. The Sargent action had previously been stayed by order of the court pending resolution of the Beam appeal by the Delaware Supreme Court. On April 22, 2004, the court lifted that stay and ordered the plaintiffs to respond to MSO's and the MSO directors' previously filed motions to dismiss. By order dated August 4, 2004, the Company's motion to dismiss the Sargent complaint was granted in its entirety, and as to the issue of plaintiffs' failure to make pre-suit demand, with prejudice. The Sargent plaintiffs' time to appeal that dismissal has expired. The Richards action had been stayed by agreement of the parties pending resolution of the Beam appeal by the Delaware Supreme Court. By motion filed June 4, 2004, the plaintiff in the Richards action voluntarily sought an order dismissing the Richards action with prejudice, and that dismissal with prejudice was ordered by the court on June 9, 2004. By stipulation and order entered September 24, 2004, the parties to the Shareholder Derivative Litigation agreed to the dismissal of that action on the same terms as ordered by the Sargent Court in dismissing the Sargent Action.

While still in its early stages, we believe the Company has substantial defenses to the remaining Consolidated Class Action Complaint. The Company is unable to predict the outcome of that action or reasonably estimate a range of possible loss at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number   Exhibit Title
- ------   -------------
10.1     Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart
         (incorporated by reference to the 8-K filed on September 23, 2004).

10.2     Location Rental Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha
         Stewart (incorporated by reference to the 8-K filed on September 23, 2004).

10.3     Letter Agreement dated September 17, 2004 between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the 8-K filed on September 23, 2004).

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32       Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Reports on Form 8-K

      On August 3, 2004, the Company filed a Current Report on Form 8-K reporting its earnings for its fiscal second quarter ended June 30, 2004.

      On August 5, 2004, the Company filed a Current Report on Form 8-K providing a transcript of its fiscal second quarter earnings conference call held on August 3, 2004.

      On September 23, 2004, the Company filed a Current Report on Form 8-K disclosing the execution of a new employment agreement and other agreements with Martha Stewart and the issuance of a warrant to Mark Burnett with respect the issuance of up to 2.5 million shares of our Class A common stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                             Date: November 9, 2004

                                   /s/ James Follo
                                   -----------------------

                             Name:       James Follo

                             Title:      Executive Vice President, Chief
                                         Financial and Administrative Officer