Form 10-K
period 2004-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2005-03-16
CIK 1091801

================================================================================

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

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 001-15395

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                              52-2187059
          (State or Other Jurisdiction                (I.R.S. Employer
        of Incorporation or Organization)            Identification No.)

        11 WEST 42ND STREET, NEW YORK, NEW YORK             10036
        (Address of Principal Executive Offices)          (Zip Code)

        Registrant's telephone number, including area code (212) 827-8000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Each Class           Name of Each Exchange on Which Registered
      -------------------           -----------------------------------------
Class A Common Stock, Par Value
        $0.01 Per Share                               NYSE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding on March 7, 2005, but using the price at which the stock was last sold on June 30, 2004, was $195,691,338.*

* Excludes 644,473 shares of our Class A Common Stock, and 29,122,860 shares of our Class B Common Stock, held by directors, officers and our founder, as of March 1, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

                NUMBER OF SHARES OUTSTANDING AS OF MARCH 7, 2005:
                    22,387,955 SHARES OF CLASS A COMMON STOCK
                    29,122,860 SHARES OF CLASS B COMMON STOCK

                      DOCUMENTS INCORPORATED BY REFERENCE.

  Portions of Martha Stewart Living Omnimedia, Inc.'s Proxy Statement for Its
      Annual Meeting of Stockholders Presently Scheduled for May 10, 2005
                                Are Incorporated
                   by Reference into Part III of this Report.

================================================================================

                                TABLE OF CONTENTS

Item 1.    Business........................................................................      3
Item 2.    Properties......................................................................      9
Item 3.    Legal Proceedings...............................................................     10
Item 4.    Submission of Matters to a Vote of Security Holders.............................     11
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........     11
Item 6.    Selected Financial Data.........................................................     12
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................     12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......................     12
Item 8.    Financial Statements and Supplementary Data.....................................     12
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................     12
Item 9A.   Controls and Procedures.........................................................     12
Item 9B.   Other Information...............................................................     14
Item 10.   Directors and Executive Officers of the Registrant..............................     14
Item 11.   Executive Compensation..........................................................     14
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................     14
Item 13.   Certain Relationships and Related Transactions..................................     14
Item 14.   Principal Accountant Fees and Services..........................................     14
Item 15.   Exhibits and Financial Statement Schedules......................................     15
Signatures.................................................................................     18

Index to Consolidated Financial Statements, Financial Statement Schedules and Other
  Financial Information....................................................................    F-1

Selected Financial Data....................................................................    F-2

Management's Discussion and Analysis of Financial Conditions and
  Results of Operations....................................................................    F-4

Report of Independent Registered Public Accounting Firm....................................   F-18

Consolidated Statements of Operations for years ended December 31, 2004, 2003
  and 2002.................................................................................   F-19

Consolidated Balance Sheets at December 31, 2004 and 2003..................................   F-20

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2004, 2003 and 2002.........................................................   F-21

Consolidated Statements of Cash Flows for the years ended December 31,
  2004, 2003 and 2002......................................................................   F-22

Notes to Consolidated Financial Statements.................................................   F-23

Financial Statement Schedule: II -- Valuation and Qualifying
  Accounts for years ended December 31, 2004, 2003 and 2002................................   F-40

Exhibit Index..............................................................................   II-1

      In this Annual Report on Form 10-K, the terms "we," "us," "our," "MSO" and the "Company" refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC ("MSLO LLC"), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

Forward-Looking Statements

      We have included in this Annual Report certain "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as "may," "will," "should," "could", "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company's actual results may differ materially from those projected in these statements, and factors that could cause such differences include: adverse reactions to publicity relating to Martha Stewart by consumers, advertisers and business partners; an adverse resolution to the pending SEC enforcement proceeding against Ms. Stewart arising from her personal sale of non-Company stock; adverse resolution of some or all of the Company's ongoing litigation; downturns in national and/or local economies; shifts in our business strategies; a loss of the services of Ms. Stewart; a loss of the services of other key personnel; a softening of the domestic advertising market; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage or printing costs; operational or financial problems at any of our contractual business partners; the receptivity of consumers to our new product introductions; and changes in government regulations affecting the Company's industries. Certain of these and other factors are discussed in more detail in other parts of this report, especially in the sections, "Business -- Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are an integrated content and commerce company that creates "how-to" content and domestic merchandise for homemakers and other consumers. Our products are generally sold under various brand labels, including the well-known "Martha Stewart" brand name, which we leverage across a broad range of media and retail outlets. We primarily focus on the domestic arts, providing consumers with the how-to ideas, information, merchandise and other resources they need to raise the quality of living in and around their homes. The content and merchandise we create generally span eight core areas:

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

      Our company comprises four business segments -- Publishing, Television, Merchandising and Internet/Direct Commerce -- through which content and merchandise relating to our eight core content areas are created and distributed to consumers. As of March 7, 2005, we had approximately 480 employees. Our revenues from foreign sources were $7.1 million, $8.7 million and $11.8 million in 2004, 2003 and 2002, respectively. Substantially all of our assets are located within the United States.

HISTORY

      Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc. ("TPV"), a subsidiary of Time Inc., launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In late 1996 and early 1997 a series of transactions occurred resulting in MSLO LLC operating all Martha Stewart-related businesses. Ms. Stewart was the majority owner of MSLO LLC and TPV retained a small equity interest in the business. Additionally, affiliates of TPV entered into various agreements with MSLO LLC pursuant to which such affiliates would provide newsstand distribution services for our magazines, provide fulfillment services for our magazines and direct commerce business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us.

      On October 22, 1999, MSLO LLC merged into MSO, then a wholly-owned subsidiary of MSLO LLC. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting discounts, commissions and expenses, of $132.3 million.

      On March 31, 2000, we purchased 1,366,000 shares of our Class A Common Stock from TPV (approximately 52% of TPV's total equity interest in us), for $23.79 per share, or an aggregate of $32.5 million. As part of this transaction, TPV agreed to extend certain of the agreements we had with TPV's affiliates described above, to continue, subject to certain limited exceptions, to hold shares of our Class A Common Stock until 2003, and to allow us to place advertisements in Time Inc. magazines and websites through 2004 at discounted rates, subject to annual limitations.

RECENT DEVELOPMENTS

      Since June 2002, public disclosure of various governmental investigations into Martha Stewart's sale of non-Company stock and of the criminal and civil proceedings against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand and several brand labels are closely associated with the name Martha Stewart, we have experienced substantial negative impacts on our business as a result of the resolution of certain of these legal proceedings and resulting negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to the adverse trends our business has experienced since June 2002. These adverse trends included substantial declines in advertising in our magazines, cancellation of the Company's daily syndicated television program and declines in cable television revenues and reduced opportunities for new merchandising initiatives.

      In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which are included in the Internet/Direct Commerce segment. The operations of the Catalog for Living and the online component of this business were not profitable. In the future, the Internet/ Direct Commerce segment will principally consist of our online flowers program, marthasflowers.com, as well as the online content portion of our business.

      Although we cannot provide any assurances regarding future trends, based on our current view of the market, we are cautiously optimistic about the Company's prospects in 2005, including prospects for an increase in advertising pages and revenue in certain of the Company's magazines, as well as potential benefits from the launch of a new syndicated television program in the Fall of 2005, which is being distributed by NBC Universal Domestic Television Distribution.

      Additionally, as part of an agreement with Mark Burnett, a well regarded producer of prime-time programming, the Company will participate in the production of a primetime network television series titled, The Apprentice:
Martha Stewart. This new program will feature Martha Stewart as the host and will be broadcast by NBC in primetime. While MSO will not have a direct financial interest in the program, MSO expects to benefit from promotion of the Company's brands, products and its business. We expect that this program will expose the brand to a wider audience of viewers, consumers and business partners.

BUSINESS SEGMENTS

      Our four business segments are described below. Additional financial information relating to these segments may be found in Note 16 to our Consolidated Financial Statements on page F-38 of this Report.

PUBLISHING

      Our Publishing segment currently consists of our operations relating to magazines, books, radio and newspapers. In 2004, revenues from magazine advertising and circulation represented approximately 35% and 63% of the segment's revenues, respectively.

MAGAZINES

      Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. In 2001, we increased the frequency from eleven to twelve times per year. Starting with the January 2004 issue, we guaranteed our advertisers a minimum circulation of 1.8 million, compared to 2.3 million for 2003. This adjustment allowed us to focus on our core demographics. Advertising pages, as reported to Publisher's Information Bureau, were 659 pages in 2004, 1,234 pages in 2003 and 1,887 in 2002.

      Martha Stewart Living appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living seeks to offer reference-quality and original how-to information from our core content areas for the homemaker and other consumers in a unique upscale editorial and aesthetic environment. Martha Stewart Living has won numerous prestigious industry awards. Revenues generated by Martha Stewart Living magazine constitute the substantial majority of our magazine revenues.

      Everyday Food. We launched Everyday Food in September of 2003 after publishing four test issues earlier in the year. Everyday Food, a digest sized magazine, was created for the supermarket shopper and the everyday cook, featuring quick, easy recipes. The magazine targets women ages 25 to 49, and is intended to broaden our consumer audience while developing a new brand. Effective January 1st 2005, we guaranteed advertisers a circulation of 800,000 per issue, up from 750,000 per issue for the five issues published in the second half of 2004 and up from 500,000 per issue for the five issues published in the first half of 2004.

      Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994 as an annual publication, and extended it to a semi-annual publication in 1997. In 1999, Martha Stewart Weddings became a quarterly publication. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is sold primarily through newsstand distribution and had an average circulation of 249,000 per issue in the second half of 2004.

      Special Interest Publications. We also publish certain special interest magazine editions, beginning with one in 1998, growing to eight publications in 2004. Our Special Interest Publications provide in-depth advice and ideas around a particular topic contained in one or more of our core content areas, allowing us to draw upon our distribution network and brand name to further promote our expertise in our core content areas. Additionally, we use this format to explore additional content areas, potential new standalone titles and branding variations. Our Special Interest Publications can either be sponsored by a single advertiser or multiple advertisers, or contain no advertising, and, depending on the issue, may be sold at newsstands, distributed to subscribers with issues of Martha Stewart Living, or sold as part of an annual subscription.

      Body & Soul. In August 2004, the Company acquired certain assets and liabilities of Body & Soul magazine and Dr. Andrew Weil's Self Healing newsletter, which are publications featuring "natural living" content. The primary purpose of the acquisition was to enter a new market and to launch "natural living" as a new lifestyle category and brand for the Company. The newsletter generates substantially all of its revenue from subscriptions, while the magazine generates both advertising and circulation revenue. Body & Soul had a guaranteed circulation of 230,000 per issue as of December 31, 2004.

      Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our domestic magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of Time Inc. under an agreement that expires with the December 2007 issue of Martha Stewart Living, but which we currently have the right to cancel. Our subscription fulfillment services are provided by another affiliate of Time Inc. under an agreement that expires in December 2005, and is renewable for an additional three-year period at our option.

BOOKS

      We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. Our current book library comprises 49 titles. Of these books, 35 are Martha Stewart Living books, and 14 are Martha Stewart-authored books. We own the copyrights to all these books.

      Martha Stewart Living Books. Historically, these books consist of a mixture of content previously published in our magazines and original material. In 2004 we created three Martha Stewart Living books; however, we currently do not plan on publishing any books under this series in 2005.

      Martha Stewart-Authored Books. Under an agreement with Clarkson N. Potter, we have created 14 completely original Martha Stewart-authored books, and are obligated to deliver one more book. These books are generally sold by Clarkson
N. Potter through retail distribution channels.

NEWSPAPER COLUMN

      Our syndicated newspaper columns appear weekly in approximately 100 newspapers in North America. In general, the columns provide informative how-to content in response to particular questions posed by our consumers. The newspaper columns are syndicated by The New York Times Syndication Sales Corporation. Our distribution partner pays us a percentage of the revenues generated by these properties. While the revenue contributed by the business is small, our columns provide low-cost brand promotion outside our core audience.

COMPETITION

      Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price as well as editorial and aesthetic quality. Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine's demographic, reader response to advertisers' products and services and effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women's service, decorating, cooking and lifestyle magazines. Everyday Food competes for readers and advertising dollars with women's service and cooking magazines. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category. Our Special Interest Publications can compete with a variety of magazines depending on the focus of the particular issue. Body & Soul competes for readers and advertising dollars primarily with women's lifestyle and natural living magazines.

SEASONALITY

      Our Publishing segment can experience fluctuations in quarterly performance due principally to publication schedule variations from year to year and other seasonality factors. Martha Stewart Weddings was published five times in 2004, including one special issue: three issues in the second quarter and two issues in the fourth quarter. Additionally, the publication schedule for our Special Interest Publications can vary and lead to quarterly fluctuations in the segment's results.

TELEVISION

      Our Television business segment consists of our operations relating to the production of new television programming and to the domestic and international distribution of that programming in existing and repurposed formats through a variety of distribution channels, including syndication and cable broadcast. We own the copyrights in the television programming we produce.

      Through September 2004 the operations of the television segment principally consisted of the Martha Stewart Living show, a syndicated how-to program hosted by Martha Stewart consisting of several segments, each of which generally showcases one or several of our eight core content areas. King World Productions, Inc. syndicated the program domestically. Under the arrangement with King World, we were compensated partially in cash through license fees and partially in airtime. We then sold that airtime to advertisers, subject to a distribution fee payable to King World. In September of 2004, we discontinued airing of the program. In the Fall of 2005 we expect to produce and air a new nationally syndicated daily program featuring Martha Stewart. This new show is being distributed by NBC Universal Domestic Television Distribution.

      Our television operations also include a cable television distribution agreement with The Style Network, which airs repurposed programming from the Martha Stewart Living program and a weekly syndicated program - Petkeeping with Marc Morrone, a nationally syndicated half-hour program. This program focuses on providing practical how-to information about the care of all types of pets. The program is syndicated by Tribune Entertainment. Beginning in January 2005 we launched Everyday Food as a weekly show airing on PBS stations nationwide. The television program offers quick, easy and practical solutions for preparing everyday meals.

      In 2004 this business segment also included revenue from an agreement with The Food Network which was terminated in the third quarter of 2004.

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

MARTHA STEWART EVERYDAY

      Martha Stewart Everyday is the brand under which our merchandise is sold in the mass-market and national chain channels of distribution. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles), Garden (which includes outdoor furniture and accessories, garden tools, planting pots, bulbs and seeds), Kitchen (which includes cookware, bakeware, utensils, dinnerware, flatware, and beverageware), Keeping (which includes organizational products relating to the pantry, closet and laundry), Decorating (which includes mirrors, picture frames, candles and lamps), Holiday (which includes artificial Christmas trees, decorating products and ornaments) and Colors (which consists of a line of interior paints available in 256 colors).

      In the United States and Canada, these products, other than the paint products, are sold pursuant to exclusive agreements with retailers. Pursuant to these agreements, we are primarily responsible for the design of all merchandise and related packaging, signage and advertising and promotional materials, while our retail partners source the products through a large manufacturer base and are responsible for the promotion of the product. In the United States we have an exclusive license agreement with Kmart Corporation. In Canada, we have an exclusive license agreement with Sears Canada, which launched the Martha Stewart Everyday brand label in September 2003. Paint products are manufactured pursuant to an agreement with The Sherwin-Williams Company and are then distributed by Sherwin-Williams to retailers, including Kmart and Sears in the United States.

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

      The company has license agreements for the use of the Martha Stewart Everyday brand as follows:

License Partner                 Basis For Royalties                   Expiration Date
Kmart Corporation               Retail sales of certain MSE products  January 2010
Sears Canada Inc.               Retail sales of certain MSE products  August 2008
The Sherwin-Williams Company    Wholesale sale of MSE products        December 2005

MARTHA STEWART SIGNATURE

      Martha Stewart Signature is the brand label under which our products are offered in the specialty channel of distribution. Through licensing agreements we have developed a national network of retailers offering coordinated categories of home decorating products. We own the trademark Martha Stewart Signature and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.

      Paint. Through an agreement with The Sherwin-Williams Company, which expires in December 2005, our Martha Stewart Signature Color Palette, consisting of 416 colors, is available at Sherwin-Williams stores nationwide. Consumers are able to have any of the colors mixed in a wide variety of Sherwin-Williams paints. We receive royalties on the sale of all paints mixed in a Martha Stewart Signature color.

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

      Flooring. The Company's agreement with Shaw Industries, Inc. to sell a line of floor covering products was terminated in late 2004.

COMPETITION

      The retail merchandising business is highly competitive. The principal competition for our Martha Stewart Everyday lines is the competitors of the retail stores in which these products are sold, including Wal-Mart and Target as well as other products in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price. The principal competition for our Martha Stewart Signature products comes from other products in the respective product categories available at the participating stores, including branded and non-branded merchandise.

SEASONALITY

      Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.

INTERNET/DIRECT COMMERCE

      Our Internet/Direct Commerce segment consists of our operations relating to our content and commerce businesses. In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which historically was included in the Internet/Direct Commerce segment. The last catalog offering our products was mailed in the fourth quarter of 2004, with the remaining inventory expected to be sold in the early part of 2005. Once we have completely ceased operation of the catalog and related online product sales, the segment's operations will primarily consist of our online flowers program, marthasflowers.com, as well as the content portion of our online business.

MARTHA'S FLOWERS

      Launched in 1999, marthasflowers.com provides fresh floral products shipped directly from farms to consumers. This business model enables customers to ship floral gifts overnight, delivering Martha Stewart inspired designs with superior freshness. Product categories include grower's bunches, mixed bouquets, blooming plants, fresh wreaths and garlands. Marthasflowers.com is marketed primarily through MSO media assets.

CONTENT

      The content portion of our website offers information related to all of our publications, as well as television program guides and various other features. We sell advertising on our website individually and as part of multi-media packages. One of our principal strategies is to use the content portions of our website to attract visitors and communicate in a low-cost manner with our core audiences. The website is also an important source of generating new magazine subscribers at low incremental costs. We believe the content portion of our website is popular with our consumers and is an important ingredient in sustaining brand loyalty and cross-promoting our various activities.

      Substantially all of this segment's 2004 revenues were from the sale of merchandise. In 2005, we expect the substantial portion of the revenue of the Internet/ Direct Commerce segment will be generated from our flowers business and to a lesser extent from advertising sales.

COMPETITION

      The online flower and content businesses are highly competitive. Competition in our flower business includes other online sellers of farm direct flowers. The content business competes for advertising revenue on the basis of our content and the frequency and quality of our online traffic.

SEASONALITY

      In the future, Internet/Direct Commerce segment revenues will likely be tied to certain key holidays throughout the year, as the floral business is holiday driven.

INTELLECTUAL PROPERTY

      We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Signature, Everyday Food, Martha Stewart Weddings, marthastewart.com, marthasflowers and Body & Soul. These and numerous other trademarks are the subject of registrations and pending applications, both domestically and internationally, filed by us for use with a variety of products and other content, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.

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

ITEM 2. PROPERTIES

      Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

                                                             APPROXIMATE AREA
      LOCATION                          USE                   IN SQUARE FEET
      --------                          ---                   --------------
11 West 42nd Street,    Principal executive and                   73,383
New York, New York      administrative offices; publishing
                        offices; and sales offices

19 Newtown Turnpike,    Executive and administrative              30,523
Westport, Connecticut   offices for Television, including
                        the television studio and
                        production facilities; and sales
                        offices for Television

601 West 26th Street,   Product design facilities,               149,421
New York, New York      photography studio, test kitchens,
                        and prop storage


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

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart, and certain other officers and directors of the Company as defendants: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation (the "Shareholder Derivative Litigation"), filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2004.

                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SECURITIES MATTERS

      Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis.

                     Q1 2003  Q2 2003  Q3 2003  Q4 2003  Q1 2004  Q2 2004  Q3 2004  Q4 2004
                     -------  -------  -------  -------  -------  -------  -------  -------
High Sales Price     $ 10.48  $ 12.65  $  9.49  $ 11.30  $ 17.00  $ 11.25  $ 19.60  $ 33.50
Low Sales Price      $  7.10  $  7.79  $  7.56  $  8.78  $  9.22  $  8.25  $  8.01  $ 15.35

      As of March 7, 2005, there were 7,184 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. We believe that there is a significantly larger number of beneficial owners of our Class A Common Stock.

      We have not paid any dividends on our common stock and we have no intention to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this Item is set forth on page F-2 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is set forth on pages F-4 through F-17 of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is set forth on pages F-19 through F-41 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Administrative Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

Evaluation of Changes in Internal Control over Financial Reporting

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we have determined that, during the fourth quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

      Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management's assessment of our internal control over financial reporting. The attestation report is included herein.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Martha Stewart Living Omnimedia, Inc.

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that Martha Stewart Living Omnimedia, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martha Stewart Living Omnimedia, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Martha Stewart Living Omnimedia, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                Ernst & Young LLP

New York, New York
March 15, 2005

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 10, 2005 (our "Proxy Statement") under the captions "ELECTION OF DIRECTORS -- Information Concerning Nominees," "INFORMATION CONCERNING EXECUTIVE OFFICERS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is set forth in our Proxy Statement under the captions "COMPENSATION OF OUTSIDE DIRECTORS," "EXECUTIVE COMPENSATION," "EMPLOYMENT AND SEVERANCE ARRANGEMENTS," "EQUITY COMPENSATION PLANS," AND "COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and is hereby incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is set forth in our Proxy Statement under the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" and is hereby incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Schedules: See page F-1 of this Report.

      (3) Exhibits:

EXHIBIT
NUMBER                                      EXHIBIT TITLE
------                                      -------------
3.1         --  Martha Stewart Living Omnimedia, Inc.'s Certificate of Incorporation
                (incorporated by reference to our Registration Statement on Form S-1, File
                Number 333-84001 (the "Registration Statement")).

3.2         --  Martha Stewart Living Omnimedia, Inc.'s By-Laws (incorporated by reference to the
                Registration Statement).

10.1        --  Form of Stockholders' Agreement (incorporated by reference to the Registration
                Statement).

10.2        --  1999 Stock Incentive Plan (incorporated by reference to the Registration
                Statement).+

10.2.1      --  Amendment Number 1 to 1999 Stock Incentive Plan, dated as of March 9, 2000
                (incorporated by reference to our Annual Report on Form 10-K for the year ended
                December 31, 1999, File Number 001-15395 (the "1999 10-K")).+

10.2.2      --  Amendment Number 2 to 1999 Stock Incentive Plan, dated as of May 11, 2000
                (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 001-15395 (the "June 2000 10-Q")).+

10.3        --  1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement).+

10.4        --  Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option
                Plan (incorporated by reference to the Registration Statement).+

10.5        --  Form of Employment Agreement, dated as of October 22, 1999, by and between Martha
                Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).+

10.6        --  Form of Intellectual Property License and Preservation Agreement, dated as of
                October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha
                Stewart (incorporated by reference to the Registration Statement).

10.7        --  Form of Location Rental Agreement, dated as of October 22, 1999, by and between
                Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7.1      --  Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of
                October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha
                Stewart (incorporated by reference to the 2002 10-K).

10.8        --  Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein
                Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of
                Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and
                Time Publishing Ventures, Inc. (incorporated by reference to the Registration
                Statement).

10.9        --  Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and
                Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration
                Statement).

10.10       --  Lease, dated August 20, 1999, between 601 West Associates LLC and Martha
                Stewart Living Omnimedia LLC (incorporated by reference to the Registration
                Statement).

EXHIBIT
NUMBER                                      EXHIBIT TITLE
------                                      -------------
10.10.1     --  First Lease Modification Agreement, dated December 24, 1999, between 601 West
                Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).

10.11       --  Lease, dated as of October 1, 2000, between Newtown Group Properties Limited
                Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File
                Number 001-15395 (the "June 2001 10-Q")).

10.12       --  License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP
                Holdings, Inc. (incorporated by reference to the June 2001 10-Q).

10.14.1     --  Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among
                Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart
                Family Limited Partnership (incorporated by reference to our Annual Report on Form
                10-K for the year ended December 31, 2000, File Number 001-15395 (the "2000
                10-K")).+

10.14.2     --  Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated
                February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha
                Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001,
                File Number 001-15395 (the "2001 10-K")).+

10.14.3     --  Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement,
                dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia,
                Inc., Martha Stewart and The Martha Stewart Family Limited Partnership
                (incorporated by reference to the 2002 10-K).

10.15       --  Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart
                Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, L.P.,
                ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and
                ValueAct Capital International, Ltd (incorporated by reference to the 2001
                10-K).

10.16       --  Martha Stewart Living Omnimedia, Inc. 2002 Executive Severance Pay Plan
                (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File Number 001-15395).+

10.17       --  Martha Stewart Living Omnimedia, Inc. 2002 Performance-Based Executive Bonus Plan
                (incorporated by reference to the 2002 10-K). +

10.18       --  Martha Stewart Living Omnimedia, Inc. 2003 Key Executive Bonus Plan (incorporated by reference to the 2003 10-K).+

10.20       --  Amendment, dated as of March 15, 2004 to the Employment Agreement, dated October
                22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to the March 2004 10-Q). +

10.21       --  Amendment, dated as of March 15, 2004 to the Location Rental  Agreement, dated
                October 22, 1999, as amended, by and between the Company and Martha Stewart
                (incorporated by reference to the March 2004 10-Q). +

10.22       --  Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO
                IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30,
                2004).

10.23       --  Employment Agreement dated as of September 17, 2004, between Martha Stewart Living
                Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Current
                Report on Form 8-K filed on September 23, 2004). +

10.24       --  Location Rental Agreement dated as of September 17, 2004, between Martha Stewart
                Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our
                Current Report on Form 8-K filed on September 23, 2004). +

10.25       --  Letter Agreement dated September 17, 2004 between Martha Stewrt Living Omnimedia,
                Inc. and Martha Stewart (incorporated by reference to our Current Report on Form
                8-K filed on September 23, 2004). +

10.26       --  Employment Agreement dated as of November 11, 2004, between Martha Stewart Living
                Omnimedia, Inc. and Susan Lyne (incorporated by reference to our Current Report on
                Form 8-K filed on November 16, 2004). +

10.27       --  Restricted Stock Agreement dated as of November 11, 2004, between
                Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2004). +

10.28       --  Stock Option Agreement dated as of November 11, 2004, between Martha Stewart
                Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to our Current
                Report on Form 8-K filed on November 16, 2004). +

EXHIBIT
NUMBER                                      EXHIBIT TITLE
------                                      -------------
21          --  List of Subsidiaries.

31.1        --  Certification of Chief Executive Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

31.2        --  Certification of Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

32          --  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual.

Section 303A.12 of the NYSE Listed Company Manual requires the Chief Executive Officer of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The Chief Executive Officer of MSO submitted the required certification without qualification to the NYSE as of September, 2004. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "SOX 302 Certifications") with respect to MSO's disclosures in its Annual Report on Form 10-K for the year ended December 31, 2003 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to MSO's disclosures in its Form 10-K for the year ended December 31, 2004 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

+ Indicates management contracts and compensatory plans.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARTHA STEWART LIVING OMNIMEDIA, INC.

                                       By: /s/ Susan Lyne
                                           --------------------------
                                           Name:  Susan Lyne
                                           Title: President and Chief
                                                  Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE                                   TITLE
            ---------                                   -----
/s/ Susan Lyne                         President, Chief Executive Officer and
--------------------------------       Director (Principal Executive Officer)
  Susan Lyne

/s/ James Follo                      Chief Financial and Administrative Officer
--------------------------------    (Principal Financial and Accounting Officer)
  James Follo

/s/ Rick Boyko                                        Director
--------------------------------
  Rick Boyko

/s/ Michael Goldstein                                 Director
--------------------------------
  Michael Goldstein

/s/ Charles Koppelman                                 Vice Chairman of the Board
--------------------------------
  Charles Koppelman

/s/ Wenda Harris Millard                              Director
--------------------------------
  Wenda Harris Millard

/s/ Thomas C. Siekman                                 Chairman of the Board
--------------------------------
  Thomas C. Siekman

/s/ Bradley E. Singer                                 Director
--------------------------------
  Bradley E. Singer

/s/ Jeffrey W. Ubben                                  Director
--------------------------------
  Jeffrey W. Ubben

Each of the above signatures is affixed as of March 15, 2005.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                                   FINANCIAL
                     STATEMENT SCHEDULES AND OTHER FINANCIAL
                                  INFORMATION

Selected Financial Data                                                                      F-2

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                     F-4

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm                                      F-18
Consolidated  Statements of Operations for each of the three years in the period ended
 December 31, 2004, 2003 and 2002                                                            F-19
Consolidated Balance Sheets at December 31, 2004 and 2003                                    F-20
Consolidated Statements of Shareholders' Equity for each of the three years in the
 period ended  December 31, 2004, 2003, and 2002                                             F-21
Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 31, 2004, 2003, and 2002                                                           F-22
Notes to Consolidated Financial Statements                                                   F-23

Financial Statement Schedule:
    II- Valuation and Qualifying Accounts for each of the three years ended December 31,
       2004, 2003, and 2002                                                                  F-40

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          2004          2003          2002          2001          2000
                                                        ---------    -----------    ----------    ----------    ---------
INCOME STATEMENT DATA
REVENUES

   Publishing                                           $  96,035    $   135,936    $  182,600    $  177,422    $ 175,774
   Television                                              10,505         25,704        26,680        29,522       32,464
   Merchandising                                           53,386         53,395        48,896        35,572       24,345
   Internet/Direct Commerce                                27,512         30,813        36,873        46,094       49,739
                                                        ---------    -----------    ----------    ----------    ---------
Total revenues                                            187,438        245,848       295,049       288,610      282,322
                                                        ---------    -----------    ----------    ----------    ---------
Operating income (loss)                                   (60,004)        (6,405)       19,993        37,064       31,707
                                                        ---------    -----------    ----------    ----------    ---------
Income (loss) from continuing operations                  (59,073)        (1,923)       13,314        23,615       21,278
                                                        ---------    -----------    ----------    ----------    ---------
Loss from discontinued operations                            (526)          (848)       (2,909)       (1,709)           -
                                                        ---------    -----------    ----------    ----------    ---------
Cumulative effect of accounting change                          -              -        (3,137)            -            -
                                                        ---------    -----------    ----------    ----------    ---------
Net income (loss)                                       $ (59,599)   $    (2,771)   $    7,268    $   21,906    $  21,278
                                                        ---------    -----------    ----------    ----------    ---------

PER SHARE DATA

Earnings per share:
   Basic-Income (loss) from continuing operations       $   (1.19)   $     (0.04)   $     0.27    $     0.49    $    0.44
   Basic-Loss from discontinued operations                  (0.01)         (0.02)        (0.06)        (0.04)           -
   Basic-Cumulative effect of accounting change                 -              -         (0.06)            -            -
                                                        ---------    -----------    ----------    ----------    ---------
   Basic-Net Income (loss)                              $   (1.20)   $     (0.06)   $     0.15    $     0.45    $    0.44
                                                        =========    ===========    ==========    ==========    =========
   Diluted-Income (loss) from continuing operations     $   (1.19)   $     (0.04)         0.27          0.48    $    0.43
   Diluted-Loss from discontinued operations                (0.01)         (0.02)        (0.06)        (0.03)           -
   Diluted-Cumulative effect of accounting change               -              -         (0.06)            -            -
                                                        ---------    -----------    ----------    ----------    ---------
   Diluted-Net income (loss)                            $   (1.20)   $     (0.06)   $     0.15    $     0.45    $    0.43
                                                        =========    ===========    ==========    ==========    =========
Weighted average common shares outstanding
   Basic                                                   49,712         49,389        49,250        48,639       48,678
   Diluted                                                 49,712         49,389        49,343        49,039       49,623

FINANCIAL POSITION

   Cash and cash equivalents                            $ 104,647    $   165,566    $  158,840    $   87,968    $  98,113
   Short-term investments                                  35,309          3,100        20,110        53,194       29,312
   Total assets                                           264,678        309,102       324,542       311,621      297,414
   Shareholders' equity                                   187,628        236,665       236,635       222,192      196,116

OTHER FINANCIAL DATA

Cash flow provided by (used in) operating activities    $ (22,226)   $    (9,634)   $   38,042    $   19,389    $  39,538
Cash flow provided by (used in) investing activities      (39,756)        15,956        28,777       (31,941)      10,922
Cash flow provided by (used in) financing activities        1,063            404         4,053         2,407      (28,794)

NOTES TO SELECTED FINANCIAL DATA

      GENERAL

      Prior years are reclassified to conform with the current-year presentation.

      EARNINGS FROM CONTINUING OPERATIONS

      FISCAL 2004 results include royalty revenue of $1.6 million related to the dissolution of a merchandising licensing agreement. The results also include a non-cash equity compensation charge of $3.9 resulting from the modification of the terms of certain previously granted employee stock options.

      FISCAL 2003 nonrecurring items primarily represented a $1.7 million reduction in the net carrying value of certain assets located in our Connecticut television studio.

      FISCAL 2002 nonrecurring items primarily represented a $7.7 million restructuring charge resulting from the write down of inventory of $1.6 and website development costs of $6.1 million in the Internet/Direct Commerce segment as well as a $1.2 million pension plan termination.

      FISCAL 2001 has been restated to reflect the results of the Wedding List as a discontinued operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      FOR THE YEAR ENDED DECEMBER 31, 2004, TO YEAR ENDED DECEMBER 31, 2003

      EXECUTIVE SUMMARY

      Since June 2002, public disclosure of various governmental investigations into Martha Stewart's sale of non-Company stock and of the criminal and civil proceedings against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand and several brand labels are closely associated with the name Martha Stewart, we have experienced substantial negative impacts on our business as a result of the resolution of these legal proceedings and resulting negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to the adverse trends our business has experienced since June 2002.

      Although we cannot provide any assurances regarding future trends, based on our current view of the market, we are cautiously optimistic about the Company's prospects in 2005, including prospects for an increase in advertising pages and revenue in certain of the Company's magazines, as well as potential benefits from the launch of a new syndicated television program in the Fall of 2005, which is being distributed by NBC Universal Domestic Television Distribution. Additionally, as part of an agreement discussed below, the Company will participate in the production of a primetime network television series titled, The Apprentice: Martha Stewart. This new program will feature Martha Stewart as the host and will be broadcast by NBC. While MSO will not have a direct financial interest in the prime-time program, MSO expects to benefit from promotion of the Company's brands, products and its business. We expect that this program will expose the brand to a wider audience of viewers, consumers and business partners.

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

      On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning her personal sale of non-Company stock. On March 15, 2004, Ms. Stewart resigned her positions as a director and Chief Creative Officer of the Company, and assumed the position of Founding Editorial Director, a non-officer position. Ms. Stewart later assumed the role of Founder. On July 16, 2004, Ms. Stewart was sentenced to five months in prison and two years of supervised release, which includes five months of home confinement to be served immediately upon release from prison. Ms. Stewart has completed her prison term.

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

                            1/31/02    1/31/03   1/31/04   1/31/05   1/31/06   1/31/07   1/31/08
                            -------    -------   -------   -------   -------   -------   -------
Minimum Royalty Amounts      $ 15.3     $ 40.4    $ 47.5    $ 49.0    $ 54.0    $ 59.0    $ 65.0

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

      In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which are included in the Internet/ Direct Commerce segment. The operations of the Catalog for Living and the online component of this business were not profitable. In the future, the Internet/ Direct Commerce segment will principally consist of our online flowers program, marthasflowers.com, as well as the online content portion of our business.

      The operations of our television segment were significantly reduced in 2004. Pending the launch of our new syndicated television program, the segment primarily consists of a cable television distribution agreement with The Style Network, a weekly syndicated program - Petkeeping with Marc Morrone and effective January 2005 a weekly show airing on PBS stations nationwide - Everyday Food. Previously, the segment included our nationally syndicated daily show, Martha Stewart Living, as well as several other cable television shows.

      In September 2004, we entered into agreements (referred to above) with Mark Burnett, a well regarded producer of prime-time programming, and an affiliated entity under which Mr. Burnett will advise and consult with the company regarding various television matters, including developing opportunities to evolve the future Martha Stewart Living daily syndicated television show and relating to the development and production of a primetime network television series to feature Martha Stewart. In connection with the consulting agreement with Mr. Burnett, MSO issued to Mr. Burnett a warrant to purchase up to 2.5 million shares of MSO's Class A Common Stock at the market price on the date of signing or $12.59 per share. The warrant will vest and become exercisable in several tranches, subject to the achievement of various milestones achieved with respect to various television programs. We currently expect to begin to recognize as an expense, a portion of the 2.5 million shares in mid 2005, when certain milestones are achieved.

      COMPARISON FOR THE YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

      PUBLISHING SEGMENT

                                                             2004            2003         Variance
                                                          ----------      ---------      ----------
PUBLISHING REVENUE
      Advertising                                         $   34,084      $  75,735      $  (41,651)
      Circulation                                             60,086         58,634           1,452
      Other                                                    1,865          1,567             298
                                                          ----------      ---------      ----------
TOTAL PUBLISHING SEGMENT REVENUE                              96,035        135,936         (39,901)
                                                          ----------      ---------      ----------

PUBLISHING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                  62,546         68,585           6,039
      Selling and promotion                                   55,321         45,299         (10,022)
      General and administrative                               2,164          2,088             (76)
      Amortization of non-cash equity compensation               143            202              59
      Depreciation and amortization                              472            165            (307)
                                                          ----------      ---------      ----------
TOTAL PUBLISHING SEGMENT OPERATING COSTS AND EXPENSES        120,646        116,339          (4,307)
                                                          ----------      ---------      ----------

PUBLISHING SEGMENT OPERATING INCOME (LOSS)                $  (24,611)     $  19,597      $  (44,208)
                                                          ----------      ---------      ----------

      Publishing revenues decreased $39.9 million, or 29.4%, to $96.0 million for the year ended December 31, 2004, from $135.9 million for the year ended December 31, 2003. This decrease was primarily due to a decrease in advertising revenues of $41.7 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective commensurate with the January 2004 issue. The decrease in advertising revenue in Martha Stewart Living magazine was $34.9 million. The reduction in advertising revenue was also attributable to lower advertising revenue in Everyday Food magazine of $4.7 million, as the prior year period included advertising revenues from a sponsorship arrangement and lower revenue in Martha Stewart Weddings. Circulation revenue increased $1.5 million in the period primarily due to the increase in circulation and frequency of Everyday Food which increased $5.2 million, as well as from the acquisition of Body & Soul magazine and The Dr. Weil Self Healing newsletter which collectively contributed $1.4 million towards the increase. The increases in circulation revenue were partially offset by lower circulation revenue from Martha Stewart Living magazine of $7.0 million, due primarily to lower subscription copies sold.

      Magazine Publication Schedule
      Year ended December 31,:

                                             2004                    2003
                                         -------------            -------------
Martha Stewart Living                    Twelve Issues            Twelve Issues
Martha Stewart Weddings                  Five Issues              Four Issues
Everyday Food                            Ten Issues               Eight Issues
Special Interest Publications            Eight Issues             Seven Issues
Body & Soul (a)                          Four Issues              n/a

      (a) Acquired in August 2004 and therefore was not included in prior periods.

      Production, distribution and editorial expenses decreased $6.0 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of additional magazines referred to above. Selling and promotion expenses increased $10.0 million resulting primarily from higher subscription acquisition costs relating to Everyday Food, one of our Special Interest Publications, and the recent acquisition, partially offset by lower spending related to Martha Stewart Living magazine.

      TELEVISION SEGMENT

                                                           2004             2003            Variance
                                                        ---------        ---------         ---------
TELEVISION REVENUE

      Syndication                                       $   7,546        $  18,103         $ (10,557)
      Licensing and other                                   2,959            7,601            (4,642)
                                                        ---------        ---------         ---------
TOTAL TELEVISION SEGMENT REVENUE                           10,505           25,704           (15,199)
                                                        ---------        ---------         ---------
TELEVISION OPERATING COSTS AND EXPENSES

      Production, distribution and editorial               14,371           18,985             4,614
      Selling and promotion                                 1,267            2,845             1,578
      General and administrative                            3,349            3,516               167
      Amortization of non-cash equity compensation              -                -                 -
      Depreciation and amortization                           230            2,974             2,744
                                                        ---------        ---------         ---------
TOTAL TELEVISION SEGMENT OPERATING COSTS AND EXPENSES      19,217           28,320             9,103
                                                        ---------        ---------         ---------

TELEVISION SEGMENT OPERATING (LOSS)                     $  (8,712)       $  (2,616)        $  (6,096)
                                                        ---------        ---------         ---------

      Television revenues decreased $15.2 million, or 59.1%, to $10.5 million for the year ended December 31, 2004, from $25.7 million for the year ended December 31, 2003. The decrease was primarily due to lower revenue from our syndicated daily program which ceased airing in mid September 2004. We expect the ending of the program to negatively impact revenue in the first nine months of 2005 until the Company's new program launches in September 2005. However, given the early stages of the new program, it is difficult to determine with any certainty the potential operating results. The segment was also impacted by the expiration of certain cable and international licensing contracts effective December 31, 2003. Future quarters will be adversely impacted by the third quarter 2004 termination of our contract with the Food Network. Licensing revenue benefited from the June 2004 launch of our programming on The Style Network.

      Production, distribution and editorial expenses decreased $4.6 million in the period due to lower production costs as a result of the winding down of production for the syndicated daily program as well as a lower distribution fees associated with the lower license fee revenue from the Martha Stewart Living show. The decrease was partially offset by higher non-cash production amortization recognized in the period, including a $1.5 million write-down of deferred production costs resulting from the early termination of a cable television licensing agreement. Selling and promotion expenses decreased $1.6 million due to lower marketing efforts for the nationally syndicated daily show. Depreciation and amortization decreased $2.7 million primarily due to a reduction in the net carrying value of certain assets in our Connecticut television studio in the fourth quarter of 2003.

      MERCHANDISING SEGMENT

                                                      2004               2003         Variance
                                                    ----------        ----------      ---------
MERCHANDISING REVENUE

      Kmart earned royalty                          $   32,434        $   35,579      $  (3,145)
      Kmart minimum true-up                             13,074            10,208          2,866
      Other                                              7,878             7,608            270
                                                    ----------        ----------      ---------
TOTAL MERCHANDISING SEGMENT REVENUE                     53,386            53,395             (9)
                                                    ----------        ----------      ---------
MERCHANDISING OPERATING COSTS AND EXPENSES

      Production, distribution and editorial             9,005            10,307          1,302
      Selling and promotion                                926               598           (328)
      General and administrative                         6,340             4,051         (2,289)
      Amortization of non-cash equity
       compensation                                        (72)               51            123
      Depreciation and amortization                        760               671            (89)
                                                    ----------        ----------      ---------
TOTAL MERCHANDISING SEGMENT OPERATING COSTS
   AND EXPENSES                                         16,959            15,678         (1,281)
                                                    ----------        ----------      ---------

MERCHANDISING SEGMENT OPERATING INCOME              $   36,427        $   37,717      $  (1,290)
                                                    ----------        ----------      ---------

      Merchandising revenues of $53.4 million for the year ended December 31, 2004, were essentially flat with prior year revenue of $53.4 million. Royalty revenue based on product sales at Kmart declined $3.1 million as a result of lower same-store-sales as well as store closings that took place in the early part of 2003, partially offset by a higher royalty rate. The royalty rate under our agreement with Kmart increased 5% on February 1, 2004. Listed separately above, is the revenue related to the contractual minimum amounts. In accordance with our Kmart contract, we have recognized as revenue the pro-rata portion of the contractual minimum royalty amount due from Kmart, net of amounts subject to recoupment, for the 12 month periods ended January 31, 2005 and January 31, 2004. We expect the minimum guarantees will exceed actual royalties earned from retail sales through January 31, 2008 due to store closings and negative trends in same-store sales. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than in prior years. Other revenue increased modestly due in part to the launch of our program at Sears Canada and higher royalty revenue from our Martha Stewart Signature products, partially offset by a decline in revenue from our Japanese retail partner, as well as a decline in creative service revenue. Our program at Sears Canada launched in the second half of 2003.

      Production, distribution and editorial expense decreased $1.3 million due to lower compensation related expenses. Selling and promotion expenses increased $0.3 million in the period due to higher marketing expenses related to our Martha Stewart Signature program. General and administrative expense increased $2.3 million primarily due to higher legal fees.

      INTERNET/DIRECT COMMERCE SEGMENT

                                                       2004              2003            Variance
                                                     ---------         ---------         --------
INTERNET/DIRECT COMMERCE REVENUE

      Product sale                                   $  26,820         $  29,041         $ (2,221)
      Other                                                692             1,772           (1,080)
                                                     ---------         ---------         --------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE          27,512            30,813           (3,301)
                                                     ---------         ---------         --------
INTERNET/DIRECT COMMERCE OPERATING COSTS AND
 EXPENSES

      Production, distribution and editorial            29,912            37,995            8,083
      Selling and promotion                              1,735             2,141              406
      General and administrative                         3,739             5,751            2,012
      Amortization of non-cash equity compensation           -               (21)             (21)
      Depreciation and amortization                        987               960              (27)
                                                     ---------         ---------         --------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND
 EXPENSES                                               36,373            46,826           10,453
                                                     ---------         ---------         --------

INTERNET/DIRECT COMMERCE SEGMENT OPERATING (LOSS)    $  (8,861)        $ (16,013)        $  7,152
                                                     ---------         ---------         --------

      Internet/Direct Commerce revenues decreased $3.3 million, or 10.7%, to $27.5 million for the year ended December 31, 2004, from $30.8 million for the year ended December 31, 2003. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sales was largely attributable to our planned lower catalog circulation. The decline in other revenue was principally due to lower advertising revenue. Based on our August 2004 decision to discontinue the Catalog for Living and its online product offerings, we expect to see a reduction in revenue, operating costs and a reduced operating loss in this segment in 2005.

      Production, distribution and editorial costs decreased $8.1 million due to lower catalog production and distribution costs of $4.0 million due to reduced catalog circulation. Lower costs were also due in part to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses, which collectively contributed to $1.8 million of lower costs in the period. The segment also benefited from lower staffing levels. Selling and promotion expenses benefited from lower media buying in the current period. General and administrative expenses decreased $2.0 million due primarily to lower employee related expenses and lower professional fees.

      CORPORATE

                                                            2004             2003      Variance
                                                          --------         --------    --------
CORPORATE OPERATING COSTS AND EXPENSES

   Production, distribution and editorial                 $    370         $    395    $     25
   Selling and promotion                                       102              738         636
   General and administrative                               40,124           37,764      (2,360)
   Amortization of non-cash equity compensation              9,428            1,294      (8,134)
   Depreciation and amortization                             4,223            4,899         676
                                                          --------         --------    --------
TOTAL CORPORATE OPERATING COSTS AND EXPENSES                54,247           45,090      (9,157)
                                                          --------         --------    --------

CORPORATE OPERATING LOSS                                  $(54,247)        $(45,090)   $ (9,157)
                                                          --------         --------    --------

      Corporate operating costs and expenses increased $9.2 million, or 20.3%, to $54.2 million for the year ended December 31, 2004, from $45.1 million for the year ended December 31, 2003. Selling and promotion expenses decreased $0.6 million, as the prior year quarter included media spending associated with a corporate advertising program. General and administrative expenses increased $2.4 million principally resulting from higher employee-related costs, including retention programs of $3.5 million, as well as higher corporate communications and consulting fees, partially offset by lower insurance and location fees. The increase in the amortization of non-cash compensation expense is principally related to the cost associated with extending the exercise period of certain stock options relating to our former Chief Executive Officer and the amortization of the value of restricted stock units granted in connection with a November 2003 stock option exchange program.

      INTEREST INCOME, NET Interest income, net, was $1.8 million for the year ended December 31, 2004, compared with $1.4 million for the year ended December 31, 2003. The increase was attributable to higher interest rates.

      INCOME TAX BENEFIT (PROVISION) Income tax provision for the year ended December 31, 2004 was $0.9 million, compared to an income tax benefit of $3.0 million for the year ended December 31, 2003. The current period results exclude any potential tax benefits generated from current period losses due to the establishment of a valuation reserve taken against any such benefits.

      LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $0.5 million for the year ended December 31, 2004, compared to $0.8 million from the same operations for the year ended December 31, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.

      NET LOSS Net loss was $(59.6) million for the year ended December 31, 2004, compared to a net loss of $(2.8) million for the year ended December 31, 2003, as a result of the above mentioned factors.

RESULTS OF OPERATIONS

      FOR THE YEAR ENDED DECEMBER 31, 2003, TO YEAR ENDED DECEMBER 31, 2002

      EXECUTIVE SUMMARY

      Total Company revenues for the year ended December 31, 2003 were $245.8 million compared to $295.0 million in the prior year period. Operating income (loss) for the year ended December 31, 2003 was a loss of $(6.4), compared to operating profit of $20.0 million in the year ago period. The prior year results include a restructuring charge of $7.7 million related to the restructuring of the Company's Internet Direct Commerce segment.

      Publishing revenue declined $46.7 million, or 25.6% in 2003, due principally to a decline in advertising and circulation revenue in Martha Stewart Living magazine primarily resulting from the negative impact of various governmental investigations into Martha Stewart, the Company's Founder. The decline in revenue was partially offset by revenue from Everyday Food, a new publication launched in the third quarter of 2003. The revenue reduction in Martha Stewart Living magazine, and to a lesser extent, the Company's focus on maintaining product quality and brand vitality, were the primary drivers behind the company's overall reduction in profitability. Operating profit in this business segment declined from $62.5 million in 2002 to $19.6 million in 2003. The decline in operating profit was mitigated, in part, by the successful restructuring of the Internet/Direct Commerce segment, initiated in the early part of 2003 as well as the results in the Merchandising segment. The restructuring of the Internet/Direct Commerce segment led to a smaller, more productive merchandising assortment, reduced staffing levels, lower catalog circulation, and generally lower fixed costs. This restructuring led to a decline in revenue and a reduced operating loss. The operating loss in this segment improved from a loss of $37.2 million in 2002 to a loss of $16.0 million in 2003. The prior year amount includes a restructuring charge of $7.7 million. Excluding the charge in 2002, the operating loss of the Internet/Direct Commerce segment would have been $29.6 million. The improvement in the operating profit of the Merchandising segment from $33.0 million in 2002 to $37.7 million in 2003 was largely due to our contractual relationship with Kmart which resulted in higher royalty revenue due to the company receiving payments based on the contractual minimum amounts. This business segment operates with a high degree of operating leverage, and therefore, the additional revenue generated from the contractual minimums directly improves operating profit.

      The Company continues to maintain its favorable liquidity position with cash and short-term investments totaling $168.7 million. The Company continues to be debt free.

      REVENUES Total revenues decreased $49.2 million, or 16.7%, to $245.8 million for the year ended December 31, 2003, from $295.0 million for the year ended December 31, 2002. Publishing revenues decreased $46.7 million, or 25.6%, to $135.9 million for the year ended December 31, 2003, from $182.6 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in advertising revenues of $37.0 million, a decrease in circulation revenues of $6.3 million and decreased revenues from our book business of $3.3 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as lower advertising revenues from Special Interest Publications, and lower advertising rates in Martha Stewart Living. These declines were partially offset by advertising revenues related to a new publication, Everyday Food. The decrease in circulation revenues primarily resulted from lower newsstand and subscription revenues from Martha Stewart Living magazine, due to lower newsstand units sold and lower subscription pricing, partially offset by circulation revenues from Everyday Food magazine. Television revenues decreased $1.0 million, or 3.7%, to $25.7 million for the year ended December 31, 2003, from $26.7 million for the year ended December 31, 2002. The decrease is primarily attributable to lower revenue from our syndicated daily program of $1.6 million due to lower license fee revenue as a result of a more competitive market environment, partially offset by higher advertising revenue, due in part to an adjustment to the audience under delivery reserve of the nationally syndicated daily show related to prior seasons. This reduction was partially offset by higher cable revenues of $1.1 million under existing licensing agreements. Merchandising revenues increased $4.5 million, or 9.2%, to $53.4 million for the year ended December 31, 2003, from $48.9 million for the year ended December 31, 2002, primarily due to the contractual minimum royalty amount due from Kmart. Revenues recorded under the contractual guarantee were $10.2 higher than actual royalties earned during the period. We expect the minimum guarantees will exceed actual royalties earned from retail sales through the remainder of the life of the agreement. Earned royalties declined on a year-over-year basis principally due to store closings, as well as the elimination of live plants in the Martha Stewart Everyday Garden Line at Kmart and lower same store sales, partially offset by an increase in royalty rate in the current period. The royalty rate under our agreement with Kmart increased 9% on February 1, 2003 and 5% on February 1, 2004. Revenue from Kmart represented approximately 86% of total segment revenue for the year ended December 31, 2003. Royalty revenues from sales of products at Zellers in Canada was nominal in the current period due to the early 2003 expiration of our licensing agreement. In September 2003, we began selling Martha Stewart Everyday products in Canada through an agreement with Sears Canada. Royalty revenue from the sales of Martha Stewart Signature products increased $2.2 million for the period ended December 31, 2003. Kmart emerged from bankruptcy on May 6th, 2003. While operating under Chapter 11 of the Federal Bankruptcy Code, Kmart closed 283 stores in 2002 and an additional 316 stores in 2003. The contractual minimum amounts under our agreement with Kmart are computed on January 31st annually each year and paid shortly thereafter. As of December 31, 2003 we had an amount due from Kmart in the amount of $18.5 million, $10.2 million of which relates to the minimum guarantees. This receivable was paid in full subsequent to year-end. Internet/Direct Commerce revenues decreased $6.1 million, or 16.4%, to $30.8 million for the year ended December 31, 2003, from $36.9 million for the year ended December 31, 2002 due to lower advertising revenue and lower commerce sales. The lower commerce sales are due generally to lower catalog circulation.

      Magazine Publication Schedule
      Year ended December 31,:

                                          2003                 2002
                                      -------------       -------------
Martha Stewart Living                 Twelve Issues       Twelve Issues
Martha Stewart Weddings                Four Issues         Four Issues
Everyday Food                          Eight Issues           None
Special Interest Publications          Seven Issues        Seven Issues

      PRODUCTION, DISTRIBUTION AND EDITORIAL Production, distribution and editorial expenses decreased $25.3 million, or 15.7%, to $136.3 million for the year ended December 31 2003, from $161.6 million for the year ended December 31, 2002. Internet/Direct Commerce costs decreased $16.8 million. Reduced costs in the segment reflect lower cost of goods sold of $5.5 million due to the successful disposition of previously written down obsolete and slow moving inventory, as well as the impact of lower overall commerce revenue due principally to lower catalog circulation. The segment also benefited from lower fulfillment costs of $4.2 million due to lower commerce revenue explained above as well as improved operating and distribution efficiencies, lower catalog production costs of $2.6 million due to the lower circulation previously mentioned. The segment continued benefit of the first quarter restructuring which reduced headcount and lowered technology costs. Publishing segment costs decreased $10.0 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due mainly to lower number of pages printed per issue, partially offset by the additional costs associated with the publication of eight issues of Everyday Food. In addition, the costs associated with our book business declined $1.1 million. Television costs increased $1.6 million, or 9.0%, principally due to higher production costs recognized in the period due to principally to higher staffing costs and the prior year benefit of extending a cable television programming agreement which resulted in the recognition of less production costs in the period. Merchandising costs decreased $0.4 million or 4.7% due to good cost control.

      SELLING AND PROMOTION. Selling and promotion expenses increased $7.2 million, or 16.3%, to $51.6 million for the year ended December 31, 2003, from $44.4 million for the year ended December 31, 2002. Publishing segment costs increased $5.6 million, or 14.2%, resulting primarily from circulation acquisition costs relating to Everyday Food, partially offset by lower spending related to Martha Stewart Living magazine. Television segment costs increased $1.0 million, resulting primarily from higher marketing and promotion expenses related to the syndicated programs. Corporate costs increased $0.7 million as a result of media spending relating to a corporate promotion program.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $3.7 million, or 7.4%, to $53.2 million for the year ended December 31, 2003, from $49.5 million for the year ended December 31, 2002. Corporate costs increased $4.7 million, or 13.5%, principally resulting from higher insurance costs of $2.2 million, and higher employee related costs, including the November exchange offers.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $2.0 million, or 16.9%, to $9.7 million for the year ended December 31, 2003, from $11.6 million for the year ended December 31, 2002.

      The decrease is primarily due to lower depreciation associated with the Company's website, which was written down by $6.1 million in the fourth quarter of 2002 in connection with a restructuring of the Internet/Direct Commerce segment. In the fourth quarter of 2003 the Company reduced the net carrying value of certain assets located in our Connecticut television studio by $1.7 million. This amount was charged to depreciation and partially offset the decrease referred to above.

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

      LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $0.8 million for the year ended December 31, 2003, compared to $2.9 million from the same operations for the year ended December 31, 2002. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related and include a lease impartment charge which writes down the current value of the lease to its fair market value.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE In 2002, as part of the implementation of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets", the Company completed the initial impairment tests in the second quarter of 2002 which resulted in a charge of approximately $5 million ($3.1 million after taxes) to reduce the carrying value of its goodwill related to the Internet/Direct Commerce segment attributable to its 2001 acquisition of The Wedding List.

      NET INCOME (LOSS) Net (loss) was $(2.8) million for the year ended December 31, 2003, compared to a net income of $7.3 million for the year ended December 31, 2002, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $104.6 million and $165.6 million and short-term investments were $35.3 million and $3.1 million at December 31, 2004 and 2003, respectively.

Cash flows provided by (used in) operating activities were $(22.2) million, $(9.6) million and $38.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, cash flows used in operating activities were primarily due to a net loss from operations of $59.6 million, partially offset by depreciation of and amortization of $16.2 million, a decrease in deferred tax assets and an increase in working capital. Cash provided by changes in operating assets and liabilities in 2004 is primarily a result of decreased accounts receivable and deferred television production costs, partially offset by higher payables. In 2003, cash flows used in operating activities was primarily due to an increase in working capital. Cash used by changes in operating assets and liabilities in 2003 is primarily a result of decreased accounts payable and accrued liabilities, deferred subscription income and an increase in accounts receivable, partially offset by a decrease in inventory. Cash flows from operating activities in 2002 resulted primarily from net income from continuing operations before cumulative effect of accounting change of $13.3 million, in addition to non-cash charges totaling $16.3 million primarily related to depreciation and amortization of $11.6 million, and impairment related charges of $6.1 million, as well as $8.4 million of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a result of decreases in accounts receivable, inventories, and an increase in accounts payable and accrued liabilities, partially offset by a decrease in deferred subscription income.

Cash flows provided by (used in) investing activities were $(39.8) million, $16.0 million and $28.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows used in investing activities in 2004 resulted from the purchase of short-term investments of $40.9 million, the acquisition of certain assets of Body & Soul magazine and the Dr. Weil Self Healing newsletter of $6.6 million as well as capital expenditures $0.9 million, partially offset by the sales of short-term investments of $8.7 million. Cash flows provided by investing activities in 2003 resulted from the sale of short-term investments of $17.0 million, partially offset by capital expenditures of $1.1 million. Cash flows provided by investing activities in 2002 reflect the sale of short-term investments of $57.3 million, partially offset by the purchase of short-term investments of $24.2 million and capital expenditures of $4.3 million.

Cash flows provided by financing activities were $1.1 million, $0.4 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows provided from financing activities in 2004, 2003, and 2002 was primarily due to proceeds received from exercise of stock options.

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. As of December 31, 2004, we had no outstanding borrowings under this facility.

We believe that our available cash balances and short-term investments together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future

The Company's commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in footnote 11 to the consolidated financial statements on page F-34.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses can experience fluctuations in quarterly performance. For example, in our Publishing segment, the publication schedule of Special Interest Publications can vary from quarter to quarter. Internet/Direct Commerce revenues have tended to be higher in the fourth quarter due to increased catalog circulation and consumer spending during that period, although due to the changes in the business we now expect revenue to be tied to certain key holidays. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. The Company bases its estimates on historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Revenues for royalties in our merchandising business are accrued on a monthly basis based on sales volume data provided to us by our partners and payment is generally made by our partners on a quarterly basis. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. Certain other of our other merchandising agreements also contain minimum guarantee provisions. These minimum guarantees will be recorded when such amounts are both determinable and deemed collectible.

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

TRENDS, RISKS AND UNCERTAINTIES

Since June 2002, public disclosure of various governmental investigations into Martha Stewart's sale of non-Company stock and of the criminal and civil proceedings against Ms. Stewart arising out of the investigations has generated a great deal of negative publicity surrounding Ms. Stewart. Because our principal brand and several brand labels are closely associated with the name Martha Stewart, we have experienced substantial negative impacts on our business as a result of the resolution of these legal proceedings and resulting negative publicity. Although difficult to quantify with any precision, we believe that the uncertainty and publicity surrounding these matters contributed substantially to the adverse trends our business has experienced since June 2002.

Although we cannot provide any assurances regarding future trends, based on our current view of the market, we are cautiously optimistic about the Company's prospects in 2005, including prospects for an increase in advertising pages and revenue in certain of the Company's magazines, as well as the potential benefits from the launch of a new syndicated television program in the Fall of 2005, which is being distributed by NBC Universal Domestic Television Distribution. Additionally, as part of an agreement discussed below, the Company will participate in the production of a primetime network television series titled, The Apprentice: Martha Stewart. This new program will feature Martha Stewart as the host and will be broadcast by NBC. While MSO will not have a direct financial interest in the prime-time program, MSO expects to benefit from promotion of the Company's brands, products and its business. We expect that this program will expose the brand to a wider audience of viewers, consumers and business partners.

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

On March 5, 2004, Martha Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning her personal sale of non-Company stock. On March 15, 2004, Ms. Stewart resigned her positions as a director and Chief Creative Officer of the Company, and assumed the position of Founding Editorial Director, a non-officer position. Ms. Stewart later assumed the role of Founder, Chief Editorial and Media Director. On July 16, 2004, Ms. Stewart was sentenced to five months in prison and two years of supervised release, which includes five months of home confinement to be served immediately upon release from prison. Ms. Stewart has completed her prison term.

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

                                      1/31/02    1/31/03   1/31/04   1/31/05   1/31/06   1/31/07   1/31/08
                                      -------    -------   -------   -------   -------   -------   -------
Minimum Royalty Amounts                $ 15.3     $ 40.4    $ 47.5    $ 49.0    $ 54.0    $ 59.0    $ 65.0

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

In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which are included in the Internet/ Direct Commerce segment. The operations of the Catalog for Living and the online component of this business were not profitable. In the future, the Internet/ Direct Commerce segment will principally consist of our online flowers program, marthasflowers.com, as well as the online content portion of our business.

The operations of our television segment were significantly reduced in 2004. Pending the launch of our new syndicated television program the segment primarily consists of a cable television distribution agreement with The Style Network, a weekly syndicated program - Petkeeping with Marc Morrone and effective January 2005 a weekly show airing on PBS stations nationwide - Everyday Food. Previously, the segment included our nationally syndicated daily show, Martha Stewart Living, as well as several other cable television shows.

In September 2004, we entered into agreements (referred to above) with Mark Burnett, a well regarded producer of prime-time programming, and an affiliated entity under which Mr. Burnett will advise and consult with the company regarding various television matters, including developing opportunities to evolve the future Martha Stewart Living daily syndicated television show and relating to the development and production of a primetime network television series to feature Martha Stewart. In connection with the consulting agreement with Mr. Burnett, MSO issued to Mr. Burnett a warrant to purchase up to 2.5 million shares of MSO's Class A Common Stock at the market price on the date of signing or $12.59 per share. The warrant will vest and become exercisable in several tranches, subject to the achievement of various milestones achieved with respect to various television programs. We currently expect to begin to recognize as an expense, a portion of the 2.5 million shares in mid 2005, when certain milestones are achieved.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, Martha Stewart Living Omnimedia, Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martha Stewart Living Omnimedia Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                Ernst & Young LLP

New York, New York
March 15, 2005

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                2004            2003            2002
                                                                             ---------       ---------       ----------
REVENUES
  Publishing                                                                 $  96,035       $ 135,936       $  182,600
  Television                                                                    10,505          25,704           26,680
  Merchandising                                                                 53,386          53,395           48,896
  Internet/Direct Commerce                                                      27,512          30,813           36,873
                                                                             ---------       ---------       ----------
TOTAL REVENUES                                                                 187,438         245,848          295,049
                                                                             ---------       ---------       ----------
OPERATING COSTS AND EXPENSES
  Production, distribution and editorial                                       116,204         136,267          161,602
  Selling and promotion                                                         59,351          51,621           44,381
  General and administrative                                                    55,716          53,170           49,489
  Amortization of non-cash equity compensation                                   9,499           1,526              261
  Depreciation and amortization                                                  6,672           9,669           11,631
  Restructuring charge                                                               -               -            7,692
                                                                             ---------       ---------       ----------
TOTAL OPERATING COSTS AND EXPENSES                                             247,442         252,253          275,056
                                                                             ---------       ---------       ----------
OPERATING INCOME (LOSS)                                                        (60,004)         (6,405)          19,993
  Interest income, net                                                           1,799           1,439            2,120
                                                                             ---------       ---------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                                              (58,205)         (4,966)          22,113
  Income tax provision (benefit)                                                   868          (3,043)           8,799
                                                                             ---------       ---------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE AND LOSS FROM DISCONTINUED OPERATIONS                        (59,073)         (1,923)          13,314
                                                                             ---------       ---------       ----------
Loss from discontinued operations, net of tax benefit of
  $589 in 2003 and $1,939 in 2002                                                 (526)           (848)          (2,909)
                                                                             ---------       ---------       ----------
INCOME (LOSS)  BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                                           (59,599)         (2,771)          10,405

  Cumulative effect of accounting change, net of tax benefit of $2,015               -               -           (3,137)
                                                                             ---------       ---------       ----------
NET INCOME (LOSS)                                                            $ (59,599)      $  (2,771)      $    7,268
EARNINGS (LOSS) PER SHARE                                                    =========       =========       ==========
  Basic and diluted - Income (loss) from continuing operations               $   (1.19)      $   (0.04)      $     0.27
  Basic and diluted - Loss from discontinued operations                          (0.01)          (0.02)           (0.06)
  Basic and diluted - Cumulative effect of accounting change                         -               -            (0.06)
                                                                             ---------       ---------       ----------
  Basic and diluted - Net income (loss)                                      $   (1.20)      $   (0.06)      $     0.15
                                                                             =========       =========       ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                           49,712          49,389           49,250
Diluted                                                                         49,712          49,389           49,343

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            2004               2003
                                                          ---------          ---------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                           $ 104,647          $ 165,566
      Short-term investments                                 35,309              3,100
      Accounts receivable, net                               31,332             39,758
      Inventories, net                                        5,229              7,485
      Deferred television production costs                        -              3,465
      Income taxes receivable                                 6,321              5,658
      Deferred income taxes                                       -              5,024
      Other current assets                                    3,573              4,422
                                                          ---------          ---------
      TOTAL CURRENT ASSETS                                  186,411            234,478
                                                          ---------          ---------
PROPERTY, PLANT AND EQUIPMENT, net                           17,175             22,673
INTANGIBLE ASSETS, net                                       54,264             44,257
DEFERRED INCOME TAXES                                             -              3,224
OTHER NONCURRENT ASSETS                                       6,828              4,470
                                                          ---------          ---------
      TOTAL ASSETS                                        $ 264,678          $ 309,102
                                                          =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued liabilities            $  25,604          $  26,628
      Accrued payroll and related costs                       9,407             10,360
      Income taxes payable                                      412                167
      Current portion of deferred subscription income        27,160             23,833
                                                          ---------          ---------
      TOTAL CURRENT LIABILITIES                              62,583             60,988
                                                          ---------          ---------
DEFERRED SUBSCRIPTION INCOME                                  7,668              7,133
DEFERRED ROYALTY REVENUE                                      3,438                  -
OTHER NONCURRENT LIABILITIES                                  3,361              4,316
                                                          ---------          ---------
      TOTAL LIABILITIES                                      77,050             72,437
                                                          ---------          ---------
COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
      Class A common stock, $.01 par value, 350,000
      shares authorized: 21,660 and 19,628 shares
      issued in 2004 and 2003, respectively                     217                196
      Class B common stock, $.01 par value, 150,000
      shares authorized;  29,123 and 30,059 shares
      outstanding in 2004 and 2003, respectively                291                301
      Capital in excess of par value                        196,781            183,744
      Unamortized restricted stock                           (2,793)              (307)
      Retained earnings (accumulated deficit)                (6,093)            53,506
                                                          ---------          ---------
                                                            188,403            237,440
      Less Class A treasury stock - 59 shares at cost          (775)              (775)
                                                          ---------          ---------
      TOTAL SHAREHOLDERS' EQUITY                            187,628            236,665
                                                          ---------          ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 264,678          $ 309,102
                                                          =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)


                                                                                                            Class A
                       Class A           Class B                                          Retained          Treasury
                    common stock       common stock       Capital in    Unamortized       Earnings           Stock
                   ---------------   -----------------    excess of     Restricted      (Accumulated      --------------
                   Shares   Amount    Shares    Amount     par value       Stock           deficit)       Shares  Amount    Total
                   ------   ------    ------    ------    ----------    -----------     ------------      ------  ------   --------
Balance at
January 1, 2002    15,160   $  152    33,619   $   336    $  173,470              -      $    49,009         (59) $ (775)  $222,192

Net income              -        -         -         -             -              -            7,268           -       -      7,268

Conversion of
shares              3,324       33    (3,324)      (33)            -              -                -           -       -          -

Issuance of
shares in
conjunction
with stock
options exercises
and restricted
stock plans           858        9         -         -         5,298         (1,254)               -           -       -      4,053

Tax benefit
from the
exercise of
stock options           -        -         -         -         2,861              -                -           -       -      2,861

Amortization of
non-cash equity
compensation            -        -         -         -             -            261                -           -       -        261
                   ------   ------   -------   -------    ----------    -----------      -----------      ------  ------   --------
Balance at
December 31, 2002  19,342      194    30,295       303       181,629           (993)          56,277         (59)   (775)   236,635

Net loss                -        -         -         -             -              -           (2,771)          -       -     (2,771)

Issuance of
shares for
stock options         316        2         -         -           402              -                -           -       -        404

Shares returned
on net treasury
basis                   -        -      (236)       (2)            2              -                -           -       -          -

Tax benefit from
the exercise of
stock options           -        -         -         -           871              -                -           -       -        871

Return of
restricted stock      (30)       -         -         -          (203)           203                -           -       -          -

Amortization of
non-cash equity
compensation            -        -         -         -         1,043            483                 -          -       -      1,526
                   ------   ------   -------   -------    ----------    -----------      ------------     ------  ------   --------
Balance at
December 31, 2003  19,628      196    30,059       301       183,744           (307)           53,506        (59)   (775)   236,665

Net loss                -        -         -         -             -              -           (59,599)         -       -    (59,599)

Conversion of
shares                786        8      (786)       (8)            -              -                  -         -       -          -

Shares returned
on net treasury
basis                   -        -      (150)       (2)            2              -                  -         -       -          -

Issuance of
shares in
conjunction
with stock
options exercises
and restricted
stock plans,
net of tax
withholdings        1,261       13         -         -         4,774         (3,724)               -           -       -      1,063

Return of
restricted stock      (15)       -         -         -          (102)           102                -           -       -          -

Amortization of
non-cash equity
compensation            -        -         -         -         8,363          1,136                -           -       -      9,499
                   ------   ------   -------   -------    ----------    -----------     ------------      ------  ------   --------

Balance at
December 31, 2004  21,660   $  217    29,123   $   291    $  196,781    $    (2,793)    $     (6,093)       (59)  $ (775)  $187,628
                   ======   ======   =======   =======    ==========    ===========     =============     ======  ======   ========


              The accompanying notes are an integral part of these
                        consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                                                            2004             2003            2002
                                                          ---------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ (59,599)       $ (2,771)       $  7,268
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
    Cumulative effect of accounting change                        -               -           5,040
    Non-cash loss from discontinued operations                    -             325           1,429
    Restructuring charge                                          -               -           7,692
    Depreciation and amortization                             6,672           9,669          11,631
    Deferred income tax (benefit) expense                     3,851          (4,052)         (4,788)
    Tax benefit from stock option exercises                       -             871           2,861
    Amortization of non-cash equity compensation              9,499           1,526             261

Changes in operating assets and liabilities,
    net of acquisition
    Accounts receivable, net                                  9,049          (1,962)          7,833
    Inventories                                               2,256           1,169           2,693
    Other current assets                                      1,135             334            (756)
    Deferred television production costs                      3,465             714            (552)
    Other non current assets                                 (2,328)            337            (341)
    Accounts payable and accrued liabilities                 (4,812)        (13,238)          2,560
    Income taxes                                              3,979            (156)            323
    Deferred subscription income                              2,124          (1,681)         (5,148)
    Deferred royalty revenue                                  3,438               -               -
    Other non current liabilities                              (955)           (719)             36
                                                          ---------        --------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (22,226)         (9,634)         38,042
                                                          ---------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                       (947)         (1,054)         (4,307)
    Purchases of short-term investments                     (40,909)              -         (24,216)
    Sales of short-term investments                           8,700          17,010          57,300
    Acquisition of business, net of cash acquired            (6,600)              -               -
                                                          ---------        --------        --------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES        (39,756)         15,956          28,777
                                                          ---------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from exercise of stock options                   1,063             404           4,053
                                                          ---------        --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,063             404           4,053
                                                          ---------        --------        --------
NET INCREASE (DECREASE) IN CASH                             (60,919)          6,726          70,872
CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                       165,566         158,840          87,968
                                                          ---------        --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 104,647        $165,566        $158,840
                                                          =========        ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE DATA)

1     THE COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the "Company") is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication and on cable. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, which will be discontinued in early 2005, its direct-to-consumer floral business and the website marthastewart.com.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash equivalents that mature within three months of the date of purchase.

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

Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns are recorded based upon historical experience.

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

Revenues for royalties in our merchandising business are accrued on a monthly basis based on sales volume data provided to us by our partners. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.

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

The Company reviews goodwill for impairment annually, or more frequently if events or changes in circumstances warrant. In 2004, the Company engaged an external valuation services firm to report on the fair value of the Company's goodwill. In 2003, the Company estimated future cash flows based upon individual magazine historical results, current trends, and operating and cash flows to assess the fair value. No impairment charges were recorded in 2004 and 2003. In the second quarter of 2002, the Company completed its initial impairment test by estimating future cash flows based upon individual magazine historical results, the Wedding List gift registry operations historical results, current trends, and operating and cash flow projections. In 2002 the impairment test resulted in a charge of $5,040 ($3,137 net of income taxes) to reduce the carrying value of its goodwill related to The Wedding List

The components of the remaining intangible assets as of December 31, 2004 are set forth in the schedule below, and are reported entirely within the publishing business segment. In August 2004, the Company acquired certain intangible assets in connection with business acquisitions discussed in Note 12. The Company finalized the purchase price allocation of the fair value of net assets acquired based upon receipt of an asset appraisal.

The components of intangible assets are as follows:


                                               Accumulated                    Publishing         Accumulated
                                Publishing    Amortization -     Publishing   Subscriber    Amortization-Publishing
                                 Goodwill   Publishing Goodwill  Trademarks     Lists           Subscriber Lists        Total
                                ----------  -------------------  ----------   ----------    -----------------------    --------
Balance January 1, 2004         $  59,009   $          (14,752)  $        -   $        -    $                     -    $ 44,257
Acquisitions of businesses          8,832                    -          500          900                          -      10,232
Amortization expense                    -                    -            -            -                       (225)       (225)
                                ---------   ------------------   ----------   ----------    -----------------------    --------
Balance December 31, 2004       $  67,841   $          (14,752)  $      500   $      900    $                  (225)   $ 54,264
                                =========   ==================   ==========   ==========    =======================    ========

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using the Company's best estimates based on reasonable assumptions and projections, it records an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. The Company evaluates intangible assets with finite useful lives by individual magazine title, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not magazine specific at a consolidated entity or segment reporting unit level, as appropriate.

The Company estimates fair values based on the future expected cash flows. The Company estimates future cash flows based upon segment level historical results, current trends, and operating and cash flow projections. The Company's estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market, and regulatory changes. If actual results differ from the Company's estimate of future cash flows, it may record additional impairment charges in the future.

For the year ended December 31, 2004, no impairment charge was recorded. For the year ended December 31, 2003 the Company accelerated depreciation and amortization of certain long-lived assets of the Television segment by $1,727 to reflect the current fair value of the assets. For the year ended December 31, 2002, the Company recorded an asset impairment charge of $6,087 related to the Company's website.

INVENTORIES

Inventories consisting of paper and product merchandise are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method

ADVERTISING COSTS

Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.

RECLASSIFICATION ADJUSTMENTS

Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that would occur from the exercise of common stock options outstanding and the vesting of restricted shares. For the year ended December 31, 2002 the dilutive effect of stock options included in the determination of diluted weighted average common shares outstanding was approximately 93,000. For the years ended December 31, 2004, 2003, and 2002 the antidilutive options excluded from this amount totaled 971,000, 1,197,000 and 4,409,000 with a weighted average exercise price of $13.55, $9.15, and $13.58 respectively.

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

            Studios and studio equipment                    3-10 years

            Furniture, fixtures and equipment               3-5 years

            Computer hardware and software                  3-5 years

            Leasehold improvements                          life of lease

USE OF ESTIMATES

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company's consolidated financial position or results of operations.

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

                                                   2004           2003          2002
                                                 ---------       -------       -------
risk-free interest rates                             3.47%         2.94%         4.11%
dividend yields                                       Zero          Zero          Zero
expected volatility                                   154%          137%          134%
expected option life                             4.3 years       6 years       6 years
Average fair market value per option granted     $   12.07       $  8.51       $  9.24

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net income (loss) for the years ended December 31, 2004, 2003 and 2002, were as follows:

                                                              2004              2003              2002
                                                            ---------         ---------         --------
Net income (loss), as reported                              $ (59,599)        $  (2,771)        $  7,268
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                          1,987             7,658            9,762
                                                            ---------         ---------         --------
Pro forma net income (loss)                                 $ (61,586)        $ (10,429)        $ (2,494)
                                                            =========         =========         ========
Earnings (loss) per share:
    Basic and diluted  - as reported                        $   (1.20)        $   (0.06)        $   0.15
    Basic and diluted  - pro forma                          $   (1.24)        $   (0.21)        $  (0.05)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. The "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. The "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt Statement 123(R) using the modified-prospective method.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $871 and $2,861 in 2003 and 2002, respectively.

3 ACCOUNTS RECEIVABLE, NET

The components of accounts receivable at December 31, 2004 and 2003 are as follows:

                                                     2004            2003
                                                  ---------       ---------
Advertising                                       $   7,354       $  14,204
Licensing                                            24,187          21,670
Other                                                 1,314           5,795
                                                  ---------       ---------
                                                     32,855          41,669
Less: reserve for credits and uncollectible
accounts                                              1,523           1,911
                                                  ---------       ---------
                                                  $  31,332       $  39,758
                                                  =========       =========

As of December 31, 2004 and 2003, accounts receivable from Kmart were approximately $22,119 and $18,500, respectively.

4 INVENTORIES

The components of inventories at December 31, 2004 and 2003 are as follows:

                                                        2004           2003
                                                      --------       --------
Paper                                                 $  4,279       $  4,610
Product merchandise                                      1,236          4,801
                                                      --------       --------
                                                         5,515          9,411
Less: reserve for obsolete and excess inventory            286          1,926
                                                      --------       --------
                                                      $  5,229       $  7,485
                                                      ========       ========

5 PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment at December 31, 2004 and 2003 are as follows:

                                                         2004            2003
                                                      ---------       ---------
Studios and equipment                                 $   6,729       $   6,729
Furniture, fixtures and equipment                        10,548          10,402
Computer hardware and software                           27,883          27,141
Leasehold improvements                                   20,449          20,390
                                                      ---------       ---------
                                                         65,609          64,662
Less: accumulated depreciation and amortization          48,434          41,989
                                                      ---------       ---------
                                                      $  17,175       $  22,673
                                                      =========       =========

Depreciation and amortization expense was $6,447, $9,669 and $11,631, for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the $41,989 of accumulated depreciation at December 31, 2003 is $1,727 of depreciation expense recognized in the fourth quarter of 2003 to reduce the net carrying value of certain assets located in our Connecticut television facility.

6 LINE OF CREDIT

The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $5,000 with an interest rate equal to LIBOR plus 0.5% per annum and an expiration date of June 30, 2005. As of December 31, 2004, the Company did not have any amounts outstanding under this agreement.

7 STOCKHOLDERS' EQUITY

Common Stock

The Company has two classes of common stock outstanding. The Class B common stock is identical in all respects to Class A common stock, except with respect to voting and conversion rights. Each share of Class B common stock entitles its holder to ten votes and is convertible on a one-for-one basis to Class A stock at the option of the holder and automatically upon most transfers.


8 EMPLOYEE BENEFIT PLANS

Executive bonus plan

During 2003, the Company adopted the 2003 Key Executive Bonus Plan. Under the plan, the Company has made periodic cash payments to certain executives who remain employed by the Company. The plan expired on December 31, 2004 and the remaining payments under the plan were paid shortly thereafter. The Company recognized the expected total expense of the plan ratably over the term of the plan.

The amount recognized as expense for the years ended December 31, 2004 and 2003 were $3,109 and $552 respectively.

Retirement plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 25% or the maximum allowable contribution by the IRS ($13.0 in 2004, $12.0 in 2003 and $11.0 in 2002), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $863, $908 and $956 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock Options

The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the "1997 Option Plan") in November 1997. The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. In 2003, 236,000 shares were returned under the agreement. In January 2004, 150,000 shares were returned under the agreement, representing shares due the Company as of December 31, 2003. All options granted under the 1997 Option Plan are fully vested as of December 31, 2002. The status of this stock option plan is summarized as follows:

                                                             Weighted
                                            Number of        average
                                             Shares       exercise price
                                           ----------     --------------
Outstanding as of January 1, 2002           1,375,938        $  0.63

Exercised                                    (429,262)          0.63

Cancelled                                     (24,574)          0.60
                                           ----------        -------
Outstanding as of  December 31, 2002          922,102           0.62

Exercised                                    (295,160)          0.68
                                           ----------        -------
Outstanding as of December 31, 2003           626,942           0.60

Exercised                                    (424,544)          0.60
                                           ----------        -------
Outstanding as of December 31, 2004           202,398        $  0.60
                                           ==========        =======

Options exercisable at:

   December 31, 2002                          922,102        $  0.62

   December 31, 2003                          626,942        $  0.60

   December 31, 2004                          202,398        $  0.60

The Company has an additional stock option plan that provides for the granting of stock options and issuance to employees and non-employee members of the Company's Board of Directors. The options granted under these plans are to purchase Class A Common stock at the fair market value at the date of the grant. Employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years. The term of the options granted under these plans is ten years. The status of these stock option plans is summarized as follows:

                                                          Weighted
                                          Number of       average
                                           shares      exercise price
                                         ----------    --------------
Outstanding as of January 1, 2002         7,795,967       $  17.87

Granted                                   1,521,000          10.07

Exercised                                  (226,540)         17.33

Cancelled                                  (714,247)         16.98
                                         ----------       --------

Outstanding as of December 31, 2002       8,376,180          16.55

Granted                                      57,500           9.73

Exercised                                   (28,675)          6.78

Cancelled                                (6,216,733)         17.04
                                         ----------       --------

Outstanding as of December 31, 2003       2,188,272          14.97

Granted                                     595,000          15.48

Exercised                                  (389,742)         10.39

Cancelled                                  (631,275)         15.82
                                         ----------       --------

Outstanding as of December 31, 2004       1,762,255       $  15.85
                                         ==========       ========

Options exercisable at:

   December 31, 2002                      3,848,438       $  18.15

   December 31, 2003                      1,389,910       $  17.07

   December 31, 2004                        913,936       $  17.37

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2004:

                                           Options Outstanding
                             Weighted
                             Average
                            Remaining                   Weighted                   Weighted
                           Contractual                  Average                    Average
Range of Exercise Price      Life in        Number      Exercise       Number      Exercise
      Per Share               Years      Outstanding     Price      Exercisable     Price
-----------------------    -----------   -----------    --------    -----------    --------
$0.60                          2.9          202,398     $  0.60       202,398      $  0.60
$6.78-$10.61                   8.4          493,875        7.75       160,188         6.97
$14.25-$15.52                  5.9           18,600       15.13        18,100        15.14
$15.57                         6.3           20,625       15.57        15,469        15.57
$15.75-$17.90                  7.1          156,700       15.96        80,900        16.01
$18.00                         4.8          378,255       18.00       378,130        18.00
$18.10-$33.75                  8.2          694,200       20.45       261,150        23.51
                           -------       ----------     -------     ---------      -------
$0.60-$33.75                   6.9        1,964,653     $ 14.28     1,116,335      $ 14.33
                           -------       ----------     -------     ---------      -------

In the fourth quarter of 2004 the Company incurred a non-cash equity compensation charge of $3,875 resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our previous Chief Executive Officer.

Stock compensation plans

In 2002, the Company issued 185,000 shares of restricted stock to certain employees. The stock vested on the second anniversary date of the grant, August 2004. The aggregate market value of the restricted stock at the date of issuance of $1,254 was recorded as unamortized restricted stock which is a separate component of shareholders' equity and was amortized over the two year vesting period, net of cancellations due to employee terminations prior to vesting. Accordingly, the Company recognized amortization of non-cash equity compensation of $205, $483, and $261 in the years ended December 31, 2004, 2003, and 2002, respectively.

In November 2003, the Company completed two stock option exchange offers with its employees.

One offer allowed certain employees to exchange 4,300,000 stock options for 994,000 restricted stock units. The units vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary of the grant provided that the employee is still employed by the Company. The aggregate value of the restricted stock units of $10,800 on the date of issuance is being be amortized as expense over the two year vesting period, net of cancellations due to terminations prior to vesting. Accordingly, the Company recognized amortization of non-cash equity compensation of $4,374, and $1,043 in the years ended December 31, 2004 and 2003, respectively.

The second offer allowed certain employees to exchange 575,000 stock options for an aggregate cash award of $1,100. The award vested on June 30, 2004. The Company amortized as expense the total cash award paid over the eight month vesting period, net of cancellations due to terminations prior to vesting. Accordingly, the Company recognized compensation expense of $776 and $272 in the years ended December 31, 2004 and 2003, respectively.

In November 2004, the Company issued 200,000 shares of restricted stock to its President and Chief Executive Officer. 150,000 shares will vest ratably on the first, second and third anniversaries of the grant date based upon continued service vesting requirements. The remaining 50,000 shares vest either on the completion of seven years of service or the maintenance of a specified market price of the Company's stock for a specified period of time. The aggregate market value of the restricted stock at the date of issuance of $3,724 was recorded as unamortized restricted stock which is a separate component of shareholders' equity. 150,000 shares will be amortized over the three year vesting period beginning in November 2004.

Of the remaining 50,000 shares, 25,000 shares met the conditions of an accelerated vest clause by December 31, 2004, and have accordingly been amortized in full to expense in the fourth quarter of 2004. The remaining 25,000 shares met the conditions of another accelerated vest clause in January 2005, and the Company has accordingly recognized the pro-rata portion of their related amortization expense in December 2004. Accordingly $931 was recognized as non-cash equity compensation expense in the year ended December 31, 2004.

9 INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company's cumulative operating results and its current year taxable loss than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $31,953 for 2004. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2004, 2003, and 2002:

                                                    2004            2003            2002
                                                 ---------       ---------       ----------
CURRENT INCOME TAXES

    Federal                                      $  (1,755)      $       -       $   10,297
    State and local                                 (1,401)            350            2,779
    Foreign                                            173              70              511
                                                 ---------       ---------       ----------
TOTAL CURRENT INCOME TAX EXPENSE/(BENEFIT)       $  (2,983)      $     420       $   13,587
                                                 ---------       ---------       ----------

DEFERRED INCOME TAXES (BENEFIT)

    Federal                                      $   3,754       $  (3,120)          (3,591)
    State and local                                     97            (343)          (1,197)
                                                 ---------       ---------       ----------
TOTAL DEFERRED INCOME TAX EXPENSE (BENEFIT)          3,851          (3,463)          (4,788)
                                                 ---------       ---------       ----------
INCOME TAX PROVISION (BENEFIT) FROM
 CONTINUING OPERATIONS                           $     868       $  (3,043)      $    8,799
                                                 =========       =========       ==========

A reconciliation from the federal income tax provision (benefit) from continuing operations at the statutory rate to the effective rate for the year ended December 31, 2004, 2003, and 2002 is as follows:

                                                          2004             2003            2002
                                                       ----------       ---------       ---------
Computed tax at the federal statutory rate of 35%      $  (20,556)      $  (1,738)      $   7,740
State income taxes, net of federal benefit                   (848)              5           1,028
Non-deductible compensation                                 1,608               -               -
Non-deductible expense                                        163             243             625
Foreign tax credit                                              -            (351)              -
Non-taxable foreign income                                   (152)           (272)           (218)
Non-taxable interest income                                  (253)           (493)           (376)
Valuation allowance                                        28,286               -               -

    Benefit of net operating loss ("NOL") and tax credits
     carried back                                             (7,090)        -        -
    Other                                                       (290)     (437)       -
                                                             -------   -------   ------

Provision (benefit) for income taxes                         $   868   $(3,043)  $8,799
                                                             =======   =======   ======
Effective tax rate                                               1.5%     61.3%    39.8%
                                                             =======   =======   ======

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                                        2004                2003
                                      --------             -------
DEFERRED TAX ASSETS

   Inventory obsolescence reserves    $    117             $   790
   Provision for doubtful accounts         852                 856
   Accrued rent                          1,711               1,346
   Reserve for newsstand returns           465                 791
   Reserve for catalog returns             104                 105
   Website impairment                       98               2,496
   Accrued compensation                  3,465               1,263
   Deferred royalty revenue              1,410                   -
   NOL/credit carryforwards             26,215                 899
   Other                                   346                 319
                                      --------             -------
   TOTAL DEFERRED TAX ASSETS            34,783               8,865

DEFERRED TAX LIABILITIES

   Depreciation and amortization        (1,708)               (617)
   Prepaid expenses                     (1,119)                  -
   Other                                    (3)                  -
                                      --------             -------
   TOTAL DEFERRED TAX LIABILITIES       (2,830)               (617)

   Valuation Allowance                 (31,953)                  -
                                      --------             -------
NET DEFERRED TAX ASSET                $      -             $ 8,248
                                      ========             =======

The Company has federal and state and local NOL carryforwards of $25,169 (after-tax), which will expire from 2006 through the year 2024, with the majority expiring in 2024. The Company has federal and state tax credit carryforwards of $1,046, with $697, $176 and $173 expiring in 2005, 2009 and 2014, respectively. Approximately $6,697 of our NOL carryforward relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that NOL carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders' equity rather than to results of operations. The Company has reached final settlement with the Internal Revenue Service related to a 1999 audit of the Company's consolidated federal income tax return. Resolution of the examination did not have a material effect on our consolidated financial position, results of operations, or liquidity. The Company currently has recorded an accrual of $607 for income tax liabilities related to ongoing federal, state, and local audits. The Company's balance sheet reflects a receivable in the amount of $6,321, which represents refundable federal and state income taxes.

10 RELATED PARTY TRANSACTIONS

Martha Stewart has submitted a claim, pursuant to the Corporation's By-laws, for approximately $3.7 million, for reimbursement of certain expenses relating to her defense of the count of the federal criminal complaint against her alleging she made false and misleading statements intended to influence the price of the Corporation's stock. Ms. Stewart's defense of this count was successful and a judgment of acquittal was entered in her favor. The Corporation and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005 the independent expert determined that Ms. Stewart is entitled to indemnification. The Corporation believes that any amount to be reimbursed to Ms. Stewart will be reimbursable to the Corporation under its Directors & Officers insurance policy and, accordingly, does not believe that the payment will result in an expense to the Corporation.

The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. Under a location rental agreement dated September 2004, the Company pays Ms. Stewart $500 annually for use of her properties. Under a location rental agreement that terminated in June 2004, the Company paid Ms. Stewart $2,500 annually for use of her properties. Under a location rental agreement that terminated December 31, 2002 the Company paid Ms. Stewart $2,000 for use of her properties. The fees for use of these properties under the location rental agreement amounted to $1,443, $2,500 and $2,000 in 2004, 2003 and 2002, respectively.

During 2002 the Company paid $452 to a company owned by Martha Stewart for various expenses incurred on the Company's behalf in connection with her properties.

In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the "Partnership") pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart's death or the voluntary termination of the arrangement by Ms. Stewart out of the policies' existing surrender value at the time of repayment. In 2002, the arrangement was amended such that the Company would not be obligated to make further premium payments unless legislation permits such payments. As of December 31, 2004, the aggregate amount paid by the Company under this arrangement is $2,238.

11 COMMITMENTS AND CONTINGENCIES

The Company leases office facilities, filming locations, and equipment for terms extending through 2016 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $10,253, $11,082, and $10,192 for the years ended December 31, 2004, 2003, and 2002, respectively.

The following is a schedule of future minimum payments under operating leases at December 31, 2004, including amounts related to the discontinued operations of the Wedding List business (see Note 13):

                                      Operating
                                       Leases
                                      ---------
2005                                  $   9,532
2006                                      8,846
2007                                      7,938
2008                                      8,099
2009                                      8,200
Thereafter                                7,419
                                      ---------
Total minimum lease payments          $  50,034
                                      =========

The Company has outstanding letters of credit for $2,326 as security for certain leases as of December 31, 2004.

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

The Company has also been named as a nominal defendant in four derivative actions, all of which name Ms. Stewart, and certain other officers and directors of the Company as defendants: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation (the "Shareholder Derivative Litigation"), filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidates three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court, and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court. Sargent consolidates two derivative complaints previously filed in the U.S. District Court for the Southern District Court of New York: Acosta
v. Stewart, filed on October 10, 2002, and Sargent v. Martinez, filed on May 30, 2003.

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

12 BUSINESS ACQUISITIONS

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

In connection with the acquisition of the net assets of Body & Soul magazine, the Company recorded tangible assets of $612, an intangible trademark asset of $300, and assumed liabilities of $2,669 based on the receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $6,613 was recognized as the excess of the purchase price over the fair market value of assets acquired.

In connection with the acquisition of Dr. Andrew Weil's Self Healing newsletter net assets, the Company recorded tangible assets of $428, an intangible subscriber list asset of $900, an intangible trademark asset of $200 and liabilities assumed of $1,902 based on the receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $2,219 was recognized as the excess of the purchase price over the fair market value of assets acquired.

The results of operations for each acquisition are included in the consolidated statement of operations from the date of acquisition through December 31, 2004. The intangible subscriber list is subject to an eighteen month amortization period. For the twelve month period ended December 31, 2004 $225 was charged to amortization expense and accumulated amortization.

13 DISCONTINUED OPERATIONS

In March 2001, the Company paid cash of approximately $3,900 and assumed certain liabilities to acquire the assets of The Wedding List, a wedding registry and gift business. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired business were included in the Company's results of operations commencing upon the acquisition date. The acquisition resulted in goodwill of approximately $5,300, which was being amortized over twenty years. The Wedding List was reported as a component of the Internet/Direct Commerce segment.

In June 2002, the Company decided to exit The Wedding List business. In 2002 the loss from exiting these operations resulted in charges related to the write-down of property and equipment and the accrual of future lease commitments, net of anticipated sublease rental income of $4,979, of approximately $1,277. The anticipated sublease income was determined by estimating future cash flows based upon current market conditions. In 2003 a review of the accrual of future lease commitments resulted in an additional charge of $325. These lease payments and offsetting receipts are payable through December 2016.

These charges have been included with the losses from operations during 2003 and 2002 and are reflected as a loss from the discontinued operations in the income statements.

Revenue and loss from the discontinued operations for the years ended December 31, 2004, 2003, and 2002 were as follows:

                                       2004      2003        2002
                                      -----     -------     -------
Revenues                              $   -     $   616     $ 2,849
                                      -----     -------     -------
Loss from operations, including
accrued restructuring and shutdown
costs                                  (526)     (1,437)     (4,848)

Income tax benefit                        -         589       1,939
                                      -----     -------     -------
Net loss from discontinued
operations                            $(526)    $  (848)    $(2,909)
                                      =====     =======     =======

The summarized balance sheet of the discontinued operations as of December 31, 2004 and 2003 were as follows:

Total assets                                    $      52         $      195
Account payable and accrued expenses               (1,027)            (1,197)
                                                ---------         ----------
Net liabilities of discontinued
operations                                      $    (975)        $   (1,002)
                                                =========         ==========

14 RESTRUCTURING CHARGE

In 2002, the Company recorded a restructuring charge of $7,692, which includes an asset impairment charge of $6,087 related to the Company's website, and a $1,605 charge to increase the Company's inventory valuation allowances, which includes a $300 accrual for losses on firm inventory purchase commitments. The website was written down to the fair value of its hardware. These charges were taken in contemplation of a restructuring plan which was implemented beginning in the first quarter of 2003 to downsize the operations of the Internet/Direct Commerce business segment in order to achieve improved operating results.

15 OTHER INFORMATION

The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

At December 31, 2004, the Company had $2,326 of cash on deposit collateralizing letters of credits which are maintained as security for certain leases.

In consideration of the execution of a consulting agreement under which Mark Burnett has agreed to act as an advisor and consultant to the Company with respect to various television matters, in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company's Class A Common Stock at an exercise price of $12.59 per share. The warrant will vest and become exercisable in several tranches, subject to the achievement of various milestones achieved with respect to certain television programs. The warrant will expire on March 17, 2012.

The Company's revenues from foreign sources were $7,118, $8,669 and $11,778 in 2004, 2003 and 2002, respectively.

During the year ended 2004, 2003, and 2002, the revenues from Kmart Corporation were approximately 26%, 22%, and 17% respectively of the company's total revenues.

Advertising expense, including subscription acquisition costs, was $25,932, $21,059, and $14,701 for the years ended December 31, 2004, 2003, and 2002, respectively.

Interest paid was $0, $16, and $180 for the years ended December 31, 2004, 2003, and 2002, respectively.

Income taxes paid were $284, $1,529, and $4,665 for the years ended December 31, 2004, 2003, and 2002 respectively.

16 INDUSTRY SEGMENTS

The Company's industry segments are discussed in Note 1. Segment information for the years ended December 31, 2004, 2003, and 2002 was as follows:

                                                                                   Internet/Direct
                                    Publishing      Television      Merchandising      Commerce         Corporate    Consolidated
                                    ----------      ----------      -------------  ---------------      ---------    ------------
2004
     Revenues                       $   96,035      $   10,505        $   53,386      $  27,512         $      -       $ 187,438
     Operating income (loss)           (24,611)         (8,712)           36,427         (8,861)         (54,247)        (60,004)
     Amortization of non-cash
     equity compensation                   143               -               (72)             -            9,428           9,499
     Depreciation and amortization         472             230               760            987            4,223           6,672
     Total assets                       66,914             605            24,014          5,037          168,108         264,678
     Capital expenditures                   75              37               177            132              526             947

2003
     Revenues                       $  135,936      $   25,704        $   53,395      $  30,813         $      -       $ 245,848
     Operating income (loss)            19,597          (2,616)           37,717        (16,013)         (45,090)         (6,405)
     Amortization of non-cash
     equity compensation                   202               -                51            (21)           1,294           1,526
     Depreciation and amortization         165           2,974               671            960            4,899           9,669
     Total assets                       62,587           7,775            22,547          9,815          206,378         309,102
     Capital expenditures                  184              31                26            146              667           1,054

2002
     Revenues                       $  182,600      $   26,680        $   48,896      $  36,873         $      -       $ 295,049
     Operating income (loss)            62,517           2,589            32,972        (37,242)         (40,843)         19,993
     Amortization of non-cash
     equity compensation                    85               -                21             21              134             261
     Depreciation and amortization         158           1,693               633          2,867            6,280          11,631
     Total assets                       69,597          13,630             8,871         13,695          218,749         324,542
     Capital expenditures                  174             488                 -          2,359            1,286           4,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE DATA)

17    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   First          Second          Third         Fourth
YEAR ENDED DECEMBER 31, 2004                      Quarter        Quarter         Quarter       Quarter         Total
----------------------------                     ---------       --------       ---------      --------       --------
Revenues                                         $  44,489       $ 44,046       $  38,691      $ 60,212       $187,438
Operating loss                                     (16,538)       (17,827)        (16,154)       (9,485)       (60,004)
Loss from continuing operations                    (19,319)       (17,697)        (14,837)       (7,220)       (59,073)
Loss from  discontinued operations                    (161)          (127)           (129)         (109)          (526)
                                                 ---------       --------       ---------      --------       --------
NET LOSS                                         $ (19,480)      $(17,824)      $ (14,966)     $ (7,329)      $(59,599)
                                                 =========       ========       =========      ========       ========

EARNINGS PER SHARE - BASIC AND DILUTED
     Loss from continuing operations             $   (0.39)      $  (0.36)      $   (0.30)     $  (0.14)      $  (1.19)
     Loss from discontinued operations                0.00           0.00            0.00          0.00          (0.01)
                                                 ---------       --------       ---------      --------       --------
        Net loss                                 $   (0.39)      $  (0.36)      $   (0.30)     $  (0.15)      $  (1.20)
                                                 =========       ========       =========      ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and diluted                              49,464         49,572          49,698        50,119         49,712

                                                   First          Second          Third         Fourth
YEAR ENDED DECEMBER 31, 2003                      Quarter        Quarter         Quarter       Quarter         Total
----------------------------                     ---------       --------       ---------      --------       --------
Revenues                                         $  58,022       $ 65,782       $  51,180      $ 70,864       $245,848
Operating income (loss)                             (5,475)         3,086          (6,281)        2,265         (6,405)
Income (loss) from continuing operations            (2,946)         2,262          (3,816)        2,577         (1,923)
Loss from  discontinued operations                    (220)          (302)           (122)         (204)          (848)
                                                 ---------       --------       ---------      --------       --------
NET INCOME (LOSS)                                $  (3,164)      $  1,960       $  (3,938)     $  2,371       $ (2,771)
                                                 =========       ========       =========      ========       ========

EARNINGS PER SHARE - BASIC AND DILUTED
     Income (loss) from continuing operations    $   (0.06)      $   0.05       $   (0.08)     $   0.05       $  (0.04)
     Loss from discontinued operations                0.00          (0.01)          (0.00)         0.00          (0.02)
                                                 ---------       --------       ---------      --------       --------
     Net income (loss)                           $   (0.06)      $   0.04       $   (0.08)     $   0.05       $  (0.06)
                                                 =========       ========       =========      ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                          49,450         49,488          49,537        49,451         49,389
     Diluted                                        49,450         49,627          49,537        49,581         49,389

Fourth Quarter Items:

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

In the fourth quarter of fiscal 2004 the Company recorded income tax benefits of $1,658, including approximately $842 related to an investment tax credit refund due, and the remaining amounts related to adjustments to previous tax estimates. The Company also recorded a non-cash equity compensation charge of $3,875 resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our Chief Executive Officer. In addition, royalty revenue of $1,631 was recorded in connection with the dissolution of a licensing agreement. The Company also reduced its discretionary year end bonus accrual by $1,370 to properly reflect current staffing levels and performance based evaluations.

In the fourth quarter of fiscal 2003, the Company recorded an acceleration depreciation charge of $1,727 related to the write-down to fair value of certain television studio assets.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                   BALANCE      CHARGED TO
                                                BEGINNING OF     COSTS AND                      BALANCE,END
            DESCRIPTION                             YEAR         EXPENSES       DEDUCTIONS        OF YEAR
            -----------                         ------------    ----------      ----------      -----------
ALLOWANCE FOR  DOUBTFUL ACCOUNTS:
Year ended December 31,
2004                                                1,126            383             565             944
2003                                                2,454           (523)            805           1,126
2002                                                2,093          1,694           1,333           2,454

RESERVE FOR AUDIENCE UNDERDELIVERY:
Year ended December 31,
2004                                                  529            (93)            110             326
2003                                                1,275           (577)            169             529
2002                                                1,973            869           1,567           1,275

RESERVE FOR OBSOLETE AND EXCESS INVENTORY:
Year ended December 31,
2004                                                1,926         (1,640)              -             286
2003                                                5,094          1,291           4,459           1,926
2002                                                3,139          6,103           4,148           5,094

RESERVE FOR PRODUCT RETURNS:
Year ended December 31,
2004                                                  256          2,334           2,337             253
2003                                                  469          1,973           2,186             256
2002                                                  434          3,436           3,401             469