Form 10-Q
period 2005-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2005-05-10
CIK 1091801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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
                       YES [X]                NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at May 04, 2005
Class A, $0.01 par value                                    22,474,335
Class B, $0.01 par value                                    29,122,860
                                                            ----------
                   Total                                    51,597,195
                                                            ==========

                      MARTHA STEWART LIVING OMNIMEDIA, INC.

                               Index to Form 10-Q

                                                                           PAGE
                                                                           -----
Part I.     Financial Information

            Item 1.   Financial Statements                                    3

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                              13

            Item 4.   Controls and Procedures                                 20

Part II.    Other Information

            Item 1.   Legal Proceedings                                       20

            Item 6.   Exhibits and Reports on Form 8-K                        21

            Signatures

            Certifications

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                            March 31,            December 31,
                                                                                             2005                   2004
                                                                                           ---------             -----------
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS

         Cash and cash equivalents                                                         $  85,071               $104,647
         Short-term investments                                                               61,930                 35,309
         Accounts receivable, net                                                             13,840                 31,332
         Inventories, net                                                                      3,864                  5,229
         Income taxes receivable                                                               5,107                  6,321
         Other current assets                                                                  2,867                  3,573
                                                                                           ---------              ---------

         TOTAL CURRENT ASSETS                                                                172,679                186,411
                                                                                           ---------              ---------

PROPERTY, PLANT AND EQUIPMENT, net                                                            15,966                 17,175

INTANGIBLE ASSETS, net                                                                        54,130                 54,264

OTHER NONCURRENT ASSETS                                                                        6,816                  6,828
                                                                                           ---------              ---------
         TOTAL ASSETS                                                                      $ 249,591              $ 264,678
                                                                                           =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

         Accounts payable and accrued liabilities                                          $  20,337              $  25,604
         Accrued payroll and related costs                                                     5,985                  9,407
         Income taxes payable                                                                    403                    412
         Current portion of deferred subscription income                                      29,844                 27,160
                                                                                           ---------              ---------
         TOTAL CURRENT LIABILITIES                                                            56,569                 62,583
                                                                                           ---------              ---------
DEFERRED SUBSCRIPTION INCOME                                                                   7,797                  7,668
DEFERRED ROYALTY REVENUE                                                                       3,750                  3,438
OTHER NONCURRENT LIABILITIES                                                                   3,273                  3,361
                                                                                           ---------              ---------
         TOTAL LIABILITIES                                                                    71,389                 77,050
                                                                                           ---------              ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

      Class A common stock, $.01 par value, 350,000 shares authorized; 22,493 and 21,660 shares outstanding in 2005
         and 2004, respectively                                                                  225                    217

      Class B common stock, $.01 par value, 150,000 shares
         authorized; 29,123 outstanding in 2005 and 2004                                         291                    291
      Capital in excess of par value                                                         214,694                196,781
      Unamortized restricted stock                                                          (10,972)                (2,793)
      Accumulated deficit                                                                   (25,261)                (6,093)
                                                                                           ---------              ---------
                                                                                             178,977                188,403
      Less: Class A treasury stock - 59 shares at cost                                         (775)                  (775)
                                                                                           ---------              ---------
         TOTAL SHAREHOLDERS' EQUITY                                                          178,202                187,628
                                                                                           ---------              ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 249,591              $ 264,678
                                                                                           =========              =========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)

                                                                    Three Months Ended
                                                                      March 31,
                                                                2005                  2004
                                                             ----------            ----------
REVENUES

       Publishing                                            $   25,355            $   23,922
       Television                                                   797                 4,177
       Merchandising                                              9,392                10,789
       Internet/Direct Commerce                                   3,122                 5,613
                                                             ----------            ----------
       TOTAL REVENUES                                            38,666                44,501
                                                             ----------            ----------

OPERATING COSTS AND EXPENSES

       Production, distribution and editorial                    23,565                28,940
       Selling and promotion                                     16,579                13,448
       General and administrative                                13,398                15,523
       Amortization of non-cash equity compensation               3,219                 1,455
       Depreciation and amortization                              1,687                 1,674
                                                             ----------            ----------
       TOTAL OPERATING COSTS AND EXPENSES                        58,448                61,040
                                                             ----------            ----------

OPERATING LOSS                                                  (19,782)              (16,539)
    Interest income, net                                            769                   362
                                                             ----------            ----------
LOSS BEFORE INCOME TAXES                                        (19,013)              (16,177)

Income tax provision                                                (23)               (3,143)
                                                             ----------            ----------
LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM
DISCONTINUED OPERATIONS                                         (19,036)              (19,320)
Loss from discontinued operations                                  (132)                 (161)
                                                             ----------            ----------
NET LOSS                                                     $  (19,168)           $  (19,481)
                                                             ==========            ==========

LOSS PER SHARE - BASIC AND DILUTED


     Loss from continuing operations                         $    (0.37)           $    (0.39)

     Loss from discontinued operations                            (0.00)                 0.00
                                                             ----------            ----------

      Net loss                                               $    (0.38)           $    (0.39)
                                                             ==========            ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic                                                       50,863                49,464
                                                             ----------            ----------

     Diluted                                                     50,863                49,464
                                                             ----------            ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2005
                            (unaudited, in thousands)



                                                                                                            Class A
                       Class A           Class B                                          Retained          Treasury
                    common stock       common stock       Capital in    Unamortized       Earnings           Stock
                   ---------------   -----------------    excess of     Restricted      (Accumulated      --------------
                   Shares   Amount    Shares    Amount     par value       Stock           deficit)       Shares  Amount    Total
                   ------   ------    ------    ------    ----------    -----------     ------------      ------  ------   --------

Balance at
January 1, 2005    21,660   $  217    29,123   $   291    $  196,781     $  (2,793)      $    (6,093)       (59)  $(775)   $187,628

Net loss
for the period          -        -         -         -             -             -           (19,168)         -       -     (19,168)

Issuance of
shares in
conjunction
with stock
option exercises
and restricted
stock plans,
net of tax
withholdings          839       8          -         -        16,569       (10,054)                -          -       -       6,523

Return of
restricted stock       (6)      -          -         -          (177)          177                 -          -       -           -

Amortization of
non-cash equity
compensation            -       -          -         -         1,521         1,698                 -          -       -       3,219
                   ------   ------   -------   -------    ----------    ----------      ------------      -----   -----    --------
Balance at
March 31, 2005     22,493   $  225    29,123   $   291    $  214,694    $  (10,972)       $  (25,261)       (59)  $(775)   $178,202
                   ======   ======   =======   =======    ==========    ==========      ============      =====   =====    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MARTHA STEWART LIVING OMNIMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                 For The Three Months Ended
                                                                                                           March 31,
                                                                                              ----------------------------------
                                                                                                 2005                    2004
                                                                                              ----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                      $  (19,168)              $ (19,481)

Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization                                                            1,687                   1,674
          Amortization of non-cash equity compensation                                             3,219                   1,455
          Deferred income tax expense                                                                  -                   3,143
          Changes in operating assets and liabilities                                             15,112                  14,448
                                                                                              ----------               ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            850                   1,239
                                                                                              ----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                                                      (328)                   (298)
          Purchase of short-term investments                                                     (41,441)                      -
          Sales of short-term investments                                                         14,820                       -
                                                                                              ----------               ---------

NET CASH USED IN INVESTING ACTIVITIES                                                            (26,949)                   (298)
                                                                                              ----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds received from stock option exercises                                            6,523                     194
                                                                                              ----------               ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          6,523                     194
                                                                                              ----------               ---------

NET INCREASE (DECREASE) IN CASH                                                                  (19,576)                  1,135

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   104,647                 165,566
                                                                                              ----------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $   85,071               $ 166,701
                                                                                              ==========               =========

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

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2004.

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

c. Intangible Assets

Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test. In August 2004, the Company acquired certain intangible assets in connection with business acquisitions discussed in note 5.

d. Income taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company's cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income. Therefore, the Company has established a valuation allowance of $6,740 in the first three months of 2005, and a cumulative balance of $38,693 as of March 31, 2005. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company currently has recorded an accrual of $601 for income tax liabilities related to ongoing federal, state, and local audits. Management believes the ultimate outcome of these audits will not have a material effect on the financial position of the Company. The Company's books reflect a receivable in the amount of $5,107, which represents refundable federal and state income taxes.

e. Reclassifications

Certain prior year financial information has been reclassified to conform to fiscal 2005 financial statement presentation.

f. Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. No employee options were granted during the three month period ended March 31, 2005 and 2004.

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three months ended March 31, 2005 and 2004 were as follows:

                                                                2005                 2004
                                                             ----------         --------------
Net loss, as reported                                        $  (19,168)        $      (19,481)

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards                                                          335                   (181)
                                                             ----------         --------------

Proforma net loss                                               (19,503)        $      (19,300)
                                                             ==========         ==============

Loss per share:
         Basic and diluted - as reported                     $    (0.38)        $        (0.39)
         Basic and diluted - pro forma                            (0.38)        $        (0.39)

During the three months ended March 31, 2005, the Company granted 200,000 options to a board member of the Company in connection with a consulting agreement. The aggregate value of the options at the grant date, based upon the Black-Scholes option pricing model, was $3,313 ($16.56 per option) and will be expensed over the two year vesting period. The amount recognized as expense for the three months ended March 31, 2005 for these options was $276.

The following assumptions were used in valuing the options under the Black-Scholes option pricing model; risk- free interest- rate 4.7%; dividend yield-zero; expected option life- 10 years.

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

The Company is currently evaluating the methodology it will apply in the adoption of Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and Note 1f to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2.    Inventories

The components of inventories are as follows:

                                                   March 31,          December 31,
                                                     2005                 2004
                                                 ------------         ------------
Paper                                            $      3,864          $   4,279
Product merchandise                                         -              1,236
                                                 ------------          ---------
                                                        3,864              5,515
Less: reserve for obsolete and excess
inventory                                                   -                286
                                                 ------------          ---------
                                                 $      3,864          $   5,229
                                                 ============          =========

3.    Loss per share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock. As the Company was in a loss position, for the three months ended March 31, 2005 and 2004, the antidilutive options, warrants, and restricted stock excluded from the computation of diluted earnings per share totaled 2,429,200 and 334,100 respectively.

Stock options that were excluded from the calculation of diluted earnings per share as their exercise price exceeded the average share price of the common shares for the three month period ended March 31, 2005 and 2004 were 9,300 and 1,119,400 respectively.

4.    Industry segments

The Company is a leading creator of original "how to" content and related products for homemakers and other consumers. The Company's business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company's magazine operations, and also those related to its book operations. The Television segment consists of the Company's television production operations that produce television programming that airs in syndication, on public television and on cable. The Merchandising segment consists of the Company's operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises its direct-to-consumer floral business and the website marthastewart.com. Historically, this segment included the Company's operations relating to its catalog, Martha Stewart: The Catalog For Living, which was discontinued in 2004.

The Company believes operating income before depreciation and amortization, including the amortization of non-cash stock compensation, ("OIDA") is an appropriate measure when evaluating the operating performance of its business segments and the Company on a consolidated basis. OIDA is among the primary metrics used by management for planning and forecasting of future periods, and is considered an important indicator of the operational strength of the Company's businesses. OIDA is also used externally by the Company's investors, analysts, and industry peers. The Company believes the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and makes it easier to compare the Company's results with other companies that have different capital structures or tax rates. The Company believes OIDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As OIDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Revenues for each segment are presented in the condensed consolidated statements of income. Income (loss) from operations for each segment were as follows:

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                     (unaudited)
                                                                                ----------------------
                                                                                  2005          2004
                                                                                -------       --------
OPERATING INCOME (LOSS)
   Publishing                                                                   $(8,718)      $ (3,848)
   Television                                                                    (2,272)        (1,947)
   Merchandising                                                                  5,815          6,489
   Internet/Direct Commerce                                                      (1,509)        (2,679)
                                                                                -------       --------
   Operating Loss before Corporate Expenses                                      (6,684)        (1,985)
   Corporate Expenses                                                           (13,098)       (14,554)
                                                                                -------       --------
   TOTAL OPERATING LOSS                                                         (19,782)       (16,539)
                                                                                -------       --------

DEPRECIATION AND AMORTIZATION

   Publishing                                                                       247             62
   Television                                                                        46             57
   Merchandising                                                                    209            190
   Internet/Direct Commerce                                                         252            243
   Corporate Expenses                                                               933          1,122
                                                                                -------       --------
TOTAL DEPRECIATION AND AMORTIZATION                                               1,687          1,674
                                                                                -------       --------

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                                         (unaudited)
                                                                                             -----------------------------------
                                                                                               2005                      2004
                                                                                             ---------                ----------
AMORTIZATION OF NON-CASH EQUITY COMPENSATION
       Publishing                                                                                  779                        51
       Television                                                                                   64                         -
       Merchandising                                                                                77                        13
       Internet/Direct Commerce                                                                      9                         -
       Corporate Expenses                                                                        2,290                     1,391
                                                                                             ---------                ----------
       TOTAL AMORTIZATION OF NON-CASH EQUITY COMPENSATION                                        3,219                     1,455
                                                                                             ---------                ----------

OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND AMORTIZATION AND
AMORTIZATION OF NON-CASH EQUITY COMPENSATION
       Publishing                                                                               (7,692)                   (3,735)
       Television                                                                               (2,162)                   (1,890)
       Merchandising                                                                             6,101                     6,692
       Internet/Direct Commerce                                                                 (1,248)                   (2,436)
                                                                                             ---------                ----------
       Operating Loss before Depreciation and Amortization and  Amortization of
         Non-Cash Equity Compensation and before Corporate Expenses                             (5,001)                   (1,369)
       Corporate Expense                                                                        (9,875)                  (12,041)
                                                                                             ---------                ----------
TOTAL OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION AND AMORTIZATION OF
NON-CASH EQUITY COMPENSATION                                                                 $ (14,876)               $  (13,410)
                                                                                             =========                ==========

5. Business Acquisitions

In August 2004, the Company acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil's Self Healing newsletter, which are publications featuring "natural living" content. The primary purpose of the acquisition was to enter a new market and to launch "natural living " as a new "omni" lifestyle category and brand for the Company. Consistent with SFAS No. 141, "Business Combinations," the acquisitions were accounted for under purchase accounting.

In connection with the acquisition of the net assets of Body + Soul net assets, the Company recorded tangible assets of $612, an intangible trademark asset of $300, and assumed liabilities of $2,669 based upon receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $6,613 was recognized as the excess of the purchase price over the fair value of the assets acquired.

In connection with the acquisition of the net assets of Dr. Andrew Weil's Self Healing newsletter, the Company recorded tangible assets of $428, an intangible subscriber list asset of $900, an intangible trademark asset of $200 and assumed liabilities of $1,902 based upon receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $2,219 was recognized as the excess of the purchase price over the fair value of the assets acquired.

The intangible subscriber lists are subject to an eighteen month amortization period. For the three month period ended March 31, 2005 approximately $150 was charged to amortization expense and accumulated amortization.

6. Related Party Transaction

Martha Stewart has submitted a claim, pursuant to the Company's By-laws, for approximately $3,700, for reimbursement of certain expenses relating to her defense of the count of the federal criminal complaint against her alleging she made false and misleading statements intended to influence the price of the Corporation's stock. Ms. Stewart's defense of this count was successful and a judgment of acquittal was entered in her favor. The Corporation and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005 the independent expert determined that Ms. Stewart is entitled to indemnification. The Corporation believes that substantially all amounts reimbursed to Ms. Stewart will be reimbursable to the Corporation under its Directors & Officers insurance policy and, accordingly, does not believe that any payments will result in a significant expense to the Corporation.

7. Discontinued Operations

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. The loss from operations for the three months ended March 31, 2005 and 2004 was $132 and $161, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms "we," "us," "our" and "MSO" refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.

EXECUTIVE SUMMARY

TRENDS, RISKS AND UNCERTAINTIES

Since June 2002, as a result of the negative publicity and criminal and civil proceedings surrounding Martha Stewart's sale of non-Company stock we experienced substantial negative effects on our business. However, although we cannot provide any assurances regarding future trends, based on our current view of the market, we are cautiously optimistic about the Company's prospects in 2005, including prospects for an increase in advertising pages and revenue in certain of the Company's magazines, as well as the potential benefit from the launch of a new syndicated television program in the Fall of 2005. Additionally, as part of an agreement with Mark Burnett, a well regarded producer of prime-time programming, the Company will participate in the production of a primetime network television series titled, The Apprentice: Martha Stewart. This new program will feature Martha Stewart as the host and will be broadcast by NBC. While MSO will not have a direct financial interest in the prime-time program, MSO expects to benefit from promotion of the Company's brands, products and its business. We expect that this program will expose the brand to a wider audience of viewers, consumers and business partners. Additionally, under a four year agreement, the Company expects to launch a Martha Stewart-branded satellite radio channel on SIRIUS satellite radio.

In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which are included in the Internet/Direct Commerce segment. The operations of the Catalog for Living and the online component of this business were not profitable. Currently, the Internet/ Direct Commerce segment principally consist of our online flowers program, marthasflowers.com, as well as the online content portion of our business. As a result of the changes to the business, we expect to see a further reduction in revenue, operating costs and a reduced operating loss in this segment in the near term.

The operations of our television segment were significantly reduced in 2004. Pending the launch of our new syndicated television program in September 2005, the segment primarily consists of a cable television distribution agreement with The Style Network, a weekly syndicated program - Petkeeping with Marc Morrone and a weekly show airing on PBS stations nationwide - Everyday Food. Previously, the segment included our nationally syndicated daily show, Martha Stewart Living, as well as several other cable television shows.

The Company's current agreement with Kmart provides for certain minimum guaranteed royalty payments. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to trends at Kmart, which include past store closings and lower same-store sales. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following table schedules out the future minimum guaranteed royalty payments.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004

PUBLISHING SEGMENT

                                                        2005           2004
                                                     (unaudited)    (unaudited)    Variance
                                                     -----------    -----------    --------
PUBLISHING REVENUE
      Advertising                                    $     8,680    $     8,135    $    545
      Circulation                                         16,161         15,434         727
      Other                                                  514            353         161
                                                     -----------    -----------    --------
TOTAL PUBLISHING SEGMENT REVENUE                          25,355         23,922       1,433
                                                     -----------    -----------    --------
PUBLISHING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial              16,265         15,018      (1,247)
      Selling and promotion                               16,165         12,285      (3,880)
      General and administrative                             617            354        (263)
      Amortization of non-cash equity compensation           779             51        (728)
      Depreciation and amortization                          247             62        (185)
                                                     -----------    -----------    --------
TOTAL PUBLISHING OPERATING COSTS AND EXPENSES             34,073         27,770      (6,303)
                                                     -----------    -----------    --------
OPERATING LOSS                                       $    (8,718)   $    (3,848)   $ (4,870)
                                                     -----------    -----------    --------

Publishing revenues increased $1.4 million, or 6.0%, to $25.4 million for the three months ended March 30, 2005, from $23.9 million for the three months ended March 30, 2004. This increase was primarily due to the acquisition of the Body and Soul group (which includes both Body + Soul magazine as well as Dr. Andrew Weil's Self Healing newsletter) in August of 2004 which contributed $2.1 million to revenue in the current quarter, as well as an increase in revenue from Everyday Food of $1.0 million. The increase was partially offset by lower revenue from certain other magazines discussed more fully below. Circulation revenue increased $0.7 million primarily due to the addition of the Body and Soul group which contributed $0.9 million in the quarter and an increase in revenue from Everyday Food of $0.5 million related to an increase in the number of subscription copies served, partially offset by lower circulation revenue from our Kids: Fun Stuff To Do Together magazine of $0.5 million related to a decrease in frequency. Advertising revenue increased $0.5 million, due in part to the addition of Body & Soul, which accounted for $0.9 million of the increase, an increase in Everyday Food revenue of $0.4 million due principally to an increase in advertising rate per page. The increases were partially offset by lower advertising revenue of $0.5 million from Martha Stewart Living as a result of fewer advertising pages as well as lower revenue from the Kids: Fun Stuff To Do Together magazine principally as a result of publishing one less issue in the period.

Magazine Publication Schedule                2005               2004
-----------------------------            ------------       ------------
Martha Stewart Living                    Three Issues       Three Issues
Everyday Food                            Three Issues       Three Issues
Special Interest Publications            Two Issues         Three Issues
Body + Soul (a)                          Two Issues         n/a

(a)   Acquired in August 2004 and therefore was not included in prior periods.

Production, distribution and editorial expenses increased $1.2 million primarily reflecting the additional costs associated with the Body & Soul group and higher distribution, paper, and printing costs of Everyday Food, due primarily to an increase in circulation, partially offset by lower paper, printing and distribution costs of Kids: Fun Stuff To Do Together magazine, due to the reduced frequency. Selling and promotion expenses increased $3.9 million primarily due to costs associated with the Body & Soul group acquisition, higher circulation costs for Martha Stewart Living due to higher volume of subscription acquisition mailings, due in part to timing of mail campaigns, as well as the costs associated with employee severance. The increase was partially offset by lower circulation costs for Everyday Food as the prior year period included costs associated with the magazines rapid growth, as well as a reduction in marketing efforts for the Kids: Fun Stuff To Do Together magazine. The increase in the amortization of non-cash equity compensation includes employee severance costs, as well as costs associated with the company's annual equity grant.

TELEVISION SEGMENT

                                                       2005            2004
                                                    (unaudited)     (unaudited)     Variance
                                                    -----------     -----------     --------
TELEVISION REVENUE
      Syndication                                   $       170     $     3,489     $ (3,319)
      Licensing and other                                   627             688          (61)
                                                    -----------     -----------     --------
TOTAL TELEVISION SEGMENT REVENUE                            797           4,177       (3,380)
                                                    -----------     -----------     --------
TELEVISION OPERATING COSTS AND EXPENSES
      Production, distribution and editorial              1,269           4,603        3,334
      Selling and promotion                                 234             569          335
      General and administrative                          1,456             895         (561)
      Amortization of non-cash equity compensation           64               -          (64)
      Depreciation and amortization                          46              57           11
                                                    -----------     -----------     --------
TOTAL TELEVISION OPERATING COSTS AND EXPENSES             3,069           6,124        3,055
                                                    -----------     -----------     --------
OPERATING LOSS                                      $    (2,272)    $    (1,947)    $   (325)
                                                    -----------     -----------     --------

Television revenues decreased $3.4 million, or 80.9%, to $0.8 million for the quarter ended March 31, 2005, from $4.2 million for the quarter ended March 31, 2004. The decrease was primarily due to lower revenue from our syndicated daily program which ceased airing in mid September 2004. Our revenue in the television segment will continue to be negatively impacted, until the expected launch of our new syndicated show in September of 2005.

Production, distribution and editorial expenses as well as selling and promotion expenses decreased in the period due to the cessation of production of the syndicated daily show. General and administrative expense increased primarily due to higher professional fees incurred in the quarter related to future productions.

MERCHANDISING SEGMENT

                                                           2005          2004
                                                       (unaudited)   (unaudited)   Variance
                                                       -----------   -----------   --------
MERCHANDISING REVENUE
      Kmart earned royalty                             $     6,132   $     6,486   $   (354)
      Kmart minimum true-up                                  2,078         2,412       (334)
      Other                                                  1,182         1,891       (709)
                                                       -----------   -----------   --------
TOTAL MERCHANDISING SEGMENT REVENUE                          9,392        10,789     (1,397)
                                                       -----------   -----------   --------
MERCHANDISING OPERATING COSTS AND EXPENSES
      Production, distribution and editorial                 2,139         2,616        477
      Selling and promotion                                    (86)          108        194
      General and administrative                             1,238         1,373        135
      Amortization of non-cash equity compensation              77            13        (64)
      Depreciation and amortization                            209           190        (19)
                                                       -----------   -----------   --------
TOTAL MERCHANDISING OPERATING COSTS AND EXPENSES             3,577         4,300        723
                                                       -----------   -----------   --------

OPERATING INCOME                                       $     5,815   $     6,489   $   (674)
                                                       -----------   -----------   --------

Merchandising revenues decreased $1.4 million, or 12.9%, to $9.4 million for the quarter ended March 31, 2005, from $10.8 million for the quarter ended March 31, 2004, primarily due to lower sales of our Martha Stewart Everyday product at Kmart due to lower same-store-sales. The revenue decline was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2005. Listed separately above, is the pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to store closings and lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue in the segment declined in the quarter principally due to a decline in royalty revenue from the Martha Stewart Everyday paint program, due to lower sales and a lower royalty rate and the absence of revenue related to our Signature flooring program which terminated in late 2004.

Production, distribution and editorial expenses decreased $0.5 million in the period due to lower compensation related expense.

INTERNET/DIRECT COMMERCE SEGMENT

                                                         2005          2004
                                                      (unaudited)   (unaudited)   Variance
                                                      -----------   -----------   --------
INTERNET/DIRECT COMMERCE REVENUE
      Product                                         $     2,904   $     5,472   $ (2,568)
      Other                                                   218           141         77
                                                      -----------   -----------   --------
TOTAL INTERNET/DIRECT COMMERCE SEGMENT REVENUE              3,122         5,613     (2,491)
                                                      -----------   -----------   --------
INTERNET/DIRECT COMMERCE OPERATING COSTS AND
EXPENSES
      Production, distribution and editorial                3,799         6,611      2,812
      Selling and promotion                                   244           460        216
      General and administrative                              327           978        651
      Amortization of non-cash equity compensation              9             -         (9)
      Depreciation and amortization                           252           243         (9)
                                                      -----------   -----------   --------
TOTAL INTERNET/DIRECT COMMERCE OPERATING COSTS AND
EXPENSES                                                    4,631         8,292      3,661
                                                      -----------   -----------   --------
OPERATING LOSS                                        $    (1,509)  $    (2,679)  $  1,170
                                                      -----------   -----------   --------

Internet/Direct Commerce revenues decreased $2.5 million, to $3.1 million for the three months ended March 31, 2005, from $5.6 million for the three months ended March 31, 2004. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sales related to our catalog offerings was largely attributable to the discontinuance of the Catalog for Living. As a result of this action, we expect to see a continued reduction in revenue, operating costs and a reduced operating loss in this segment in 2005.

Production, distribution and editorial costs decreased $2.8 million due to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses. Catalog production and distribution costs also decreased in the quarter as we discontinued mailing the catalog. The segment also benefited from lower staffing levels. General and administrative expenses decreased $0.7 million due to lower facility related costs.

CORPORATE

                                                         2005           2004
                                                      (unaudited)   (unaudited)   Variance
                                                      -----------   -----------   --------
CORPORATE OPERATING COSTS AND EXPENSES
      Production, distribution and editorial          $        93   $        92   $     (1)
      Selling and promotion                                    22            26          4
      General and administrative                            9,760        11,923      2,163
      Amortization of non-cash equity compensation          2,290         1,391       (899)
      Depreciation and amortization                           933         1,122        189
                                                      -----------   -----------   --------
TOTAL CORPORATE OPERATING COSTS AND EXPENSES               13,098        14,554      1,456
                                                      -----------   -----------   --------

OPERATING LOSS                                        $   (13,098)  $   (14,554)  $  1,456
                                                      -----------   -----------   --------

Corporate operating costs and expenses decreased $1.5 million, or 10.0%, to $13.1 million for the three months ended March 31, 2005, from $14.6 million for the three months ended March 31, 2004. General and administrative expenses decreased $2.2 million principally resulting from lower professional fees due to revised estimates regarding the recoverability of certain legal fees, as well as the expiration of certain employee retention programs and lower location fees. The decrease was partially offset by higher facility related costs, as facility related costs previously allocated to the Internet/Direct Commerce segment are now included in this segment. The increase in the amortization of non-cash compensation expense is principally related to costs associated with certain employee and director equity grants.

OTHER ITEMS

Income tax provision for the quarter ended March 31, 2005 was nominal, compared to an income tax provision of $3.1 million for the quarter ended March 31, 2004. The current period provision includes a valuation allowance of $6.7 million taken against certain deferred tax assets since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability. The prior year amount included a valuation allowance of $9.3 million.

Net Loss. Net loss was $19.2 million for the quarter ended March 30, 2005, compared to a net loss of $19.5 million for the quarter ended March 30, 2004, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $85.1 million and $104.6 million and short-term investments were $61.9 million and $35.3 million at March 30, 2005 and December 31, 2004, respectively.

Cash flows provided by operating activities were $0.9 million and $1.2 million during the three months ended March 31, 2005 and 2004, respectively. Cash provided by operating activities during the three months ended March 31, 2005 were primarily due to changes in operating assets and liabilities of $15.1 million, the amortization of non-cash equity compensation of $3.2 million and depreciation and amortization of $1.7 million, partially offset by a net loss for the period of $19.2 million. The changes in operating assets and liabilities reflect a decrease in accounts receivable due principally to the collection of a receivable from Kmart, partially offset by a decrease in certain accounts payable. Cash provided by operating activities during the three months ended March 31, 2004 were primarily due to a changes in operating assets and liabilities of $14.4 million, an increase in the deferred income tax expense of $3.1 million, and by depreciation and amortization of $1.7 million as well as the amortization of non-cash equity compensation of $1.5 million, partially offset by a net loss for the period of $19.5 million.

Cash flows used in investing activities were $27.0 million and $0.3 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows used in investing activities in 2005 resulted from the net purchase of short-term investments of $26.6 million and capital expenditures $0.3 million. Cash flows used in investing activities in 2004 resulted from capital expenditures.

Cash flows provided by financing activities for the three month periods ended March 31, 2005 and 2004 were $6.5 and $0.2 million, respectively, representing proceeds received from the exercise of employee stock options.

We have a line of credit with Bank of America in the amount of $5.0 million, which is used as security for outstanding letters of credit. As of March 31, 2005, we had no outstanding borrowings under this facility.

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

Intangible assets

A substantial portion of the Company's intangible assets is goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company's goodwill is attributable to certain magazines in its publishing segment. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit (magazines) in which the goodwill resides to its carrying value.

In 2004, the Company engaged an external valuation services firm to report on the fair value of the Company's goodwill. In 2003, the Company estimated future cash flows based upon individual magazine historical results, current trends and operating cash flows to access the fair value. No impairment charges were recorded in 2004 and 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit
Number                            Exhibit Title
--------                          -------------
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

                            MARTHA STEWART LIVING OMNIMEDIA, INC.

                                Date: May 10, 2005

                                      /s/ James Follo
                                      -------------------------------

                                Name:  James Follo
                                Title: Executive Vice President, Chief Financial
                                       and Administrative Officer