Form 10-Q
period 2005-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2005-08-09
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 001-15395
Martha Stewart Living Omnimedia, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2187059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

11 West 42nd Street, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 827-8000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑                                        NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑                                        NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2005
Class A, $0.01 par value	23,778,627
Class B, $0.01 par value	27,623,512

Total	51,402,139

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARTHA STEWART LIVING OMINIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$28,203	$104,647
Short-term investments	107,352	35,309
Accounts receivable, net	21,520	31,332
Inventories, net	3,787	5,229
Deferred television production costs	1,997	—
Income taxes receivable	5,107	6,321
Other current assets	5,432	3,573

Total current assets	173,398	186,411

PROPERTY, PLANT AND EQUIPMENT, net	16,091	17,175

INTANGIBLE ASSETS, net	53,973	54,264

OTHER NONCURRENT ASSETS	5,755	6,828

Total assets	$249,217	$264,678

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,596	$25,604
Accrued payroll and related costs	10,658	9,407
Income taxes payable	394	412
Current portion of deferred subscription income	32,005	27,160

Total current liabilities	66,653	62,583

DEFERRED SUBSCRIPTION INCOME	6,697	7,668
DEFERRED REVENUE	5,423	3,438
OTHER NONCURRENT LIABILITIES	3,135	3,361

Total liabilities	81,908	77,050

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 22,731 and 21,660 shares outstanding in 2005 and 2004, respectively	227	217
Class B common stock, $.01 par value, 150,000 shares authorized; 28,701 and 29,123 outstanding in 2005 and 2004, respectively	287	291
Capital in excess of par value	237,771	196,781
Unamortized restricted stock	(11,441)	(2,793)
Accumulated deficit	(58,760)	(6,093)

	168,084	188,403
Less: Class A treasury stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	167,309	187,628

Total liabilities and shareholders’ equity	$249,217	$264,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Income Statements
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES
Publishing	$31,707	$23,748	$57,062	$47,670
Television	1,847	3,056	2,644	7,233
Merchandising	10,162	10,903	19,554	21,692
Internet/Direct Commerce	2,235	6,365	5,357	11,978

Total revenues	45,951	44,072	84,617	88,573

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	24,872	30,412	48,368	59,352
Selling and promotion	16,148	12,924	32,744	26,372
General and administrative	16,145	15,903	29,595	31,426
Non-cash equity compensation	21,276	1,025	24,495	2,480
Depreciation and amortization	1,720	1,635	3,407	3,309

Total operating costs and expenses	80,161	61,899	138,609	122,939

OPERATING LOSS	(34,210)	(17,827)	(53,992)	(34,366)
Interest income, net	890	319	1,659	681

LOSS BEFORE INCOME TAXES	(33,320)	(17,508)	(52,333)	(33,685)

Income tax provision	(59)	(189)	(82)	(3,332)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(33,379)	(17,697)	(52,415)	(37,017)

Loss from discontinued operations	(120)	(127)	(252)	(288)

NET LOSS	$(33,499)	$(17,824)	$(52,667)	$(37,305)

LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.65)	$(0.36)	$(1.03)	$(0.75)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

Net loss	$(0.65)	$(0.36)	$(1.03)	$(0.75)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,166	49,572	51,015	49,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2005
(unaudited, in thousands)

	Class A		Class B			Unamortized		Class A
	common stock		common stock		Capital in excess	Restricted		Treasury Stock
	Shares	Amount	Shares	Amount	of par value	Stock	Accumulated Deficit	Shares	Amount	Total
Balance at January 1, 2005	21,660	$217	29,123	$291	$196,781	$(2,793)	$(6,093)	(59)	$(775)	$187,628

Net loss for the period	—	—	—	—	—	—	(52,667)	—	—	(52,667)

Issuance of shares in conjunction with stock options exercises	545	5	—	—	7,562	—	—	—	—	7,567

Issuance of shares of restricted stock, net of cancellations	526	5	—	—	12,501	(12,220)	—	—	—	286

Expense associated with common stock warrants	—	—	—	—	16,830	—	—	—	—	16,830

Shares returned on a net treasury basis	—	—	(422)	(4)	4	—	—	—	—	—

Non-cash equity compensation	—	—	—	—	4,093	3,572	—	—	—	7,665

Balance at June 30, 2005	22,731	$227	28,701	$287	$237,771	$(11,441)	$(58,760)	(59)	$(775)	$167,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,667)	$(37,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,407	3,309
Non-cash equity compensation	24,495	2,480
Deferred income tax expense	—	3,191
Changes in operating assets and liabilities	12,494	18,225

Net cash used in operating activities	(12,271)	(10,100)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(2,023)	(506)
Purchases of short-term investments	(110,837)	(35,791)
Sales of short-term investments	41,120	—

Net cash used in investing activities	(71,740)	(36,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	7,567	293

Net cash provided by financing activities	7,567	293

Net decrease in cash	(76,444)	(46,104)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,647	165,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,203	$119,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands, except per share data)
1. Accounting policies
a. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as the “Company.”
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2004.
b. Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company’s consolidated financial statements.
c. Intangible Assets
Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test. In August 2004, the Company acquired certain intangible assets in connection with business acquisitions discussed in note 5 to the condensed consolidated financial statements.
d. Income taxes
The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income. Therefore, the Company has established a valuation allowance of $18,465 in the first six months of 2005, and a cumulative balance of $50,418 as of June 30, 2005. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company currently has recorded an accrual of $648 for income tax liabilities related to ongoing federal, state, and local audits. Management believes the ultimate outcome of these audits will not have a material effect on the financial position of the Company. The Company has also recorded a receivable in the amount of $5,107, which represents refundable federal and state income taxes.

e. Stock Compensation
As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but disclose pro forma results using SFAS No. 123’s alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. No employee options were granted during the first six months of 2004. The fair values of options granted during the second quarter of 2005 were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions; risk free interest rate- 3.75%; dividend yield- zero; expected volatility- 68.3%; expected life- 3 years; average fair market value per option granted- $11.71. Option grants in the second quarter of 2004 were immaterial.
Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three and six month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(33,499)	$(17,824)	$(52,667)	$(37,305)

Add back: Total stock-based employee compensation expense included in net loss	1,040	1,350	2,245	3,065
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,367)	(1,709)	(2,660)	(3,417)

Pro forma net loss	$(33,826)	$(18,183)	$(53,082)	$(37,657)

Loss per share:
Basic and diluted – as reported	$(0.65)	$(0.36)	$(1.03)	$(0.75)
Basic and diluted – pro forma	$(0.66)	$(0.37)	$(1.04)	$(0.76)
The three and six months periods ended June 30, 2005 include a non-cash equity charge of $16,830 associated with the vesting of 833,333 warrants granted in connection with the production of the syndicated television program. The warrants were valued on the vesting date based upon the Black-Scholes option pricing model using the following assumptions; risk free interest rate- 3.9%; dividend yield- zero; expected volatility- 68.0%; contractual life- 7 years; average fair market value per option granted- $20.20.
During the first quarter of 2005, the Company granted 200,000 options to a board member of the Company in connection with a consulting agreement. The aggregate value of the options at the grant date, based upon the Black-Scholes option pricing model, was $3,313. The options are revalued each reporting period to reflect fair value based upon the Black-Scholes option pricing model and are expensed over a two year vesting period. The aggregate value of the options as of June 30, 2005 was $4,426. The amount recognized as expense for the three months and six months ended June 30, 2005 was $646 and $922, respectively. The following assumptions were used in valuing the options under the Black- Scholes option pricing model as of June 30, 2005. The options were valued based upon the Black-Scholes option pricing model using the following assumptions; risk free interest rate- 4.0%; dividend yield- zero; expected volatility- 67.7%; contractual life- 9.5 years; average fair market value per option granted- $22.13.

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
Statement 123(R) permits public companies to adopt its requirements using one of two methods: 1. The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The Company is currently evaluating the methodology it will apply in the adoption of Statement 123(R).
As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption.
2. Inventories
The components of inventories are as follows:

	June 30,	December 31,
	2005	2004
Paper	$3,787	$4,279
Product merchandise	—	1,236

	3,787	5,515
Less: reserve for obsolete and excess inventory	—	286

	$3,787	$5,229

3. Loss per share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock. The antidilutive options, warrants, and restricted stock excluded from the computation of diluted earnings per share as the Company was in a loss position are as follows:

Three Months Ended		Six Months Ended
June 30,		June 30,
2005	2004	2005	2004
1,072,958	172,156	1,030,595	221,052
Stock options, warrants, and restricted stock that were excluded from the calculation of diluted earnings per share as their exercise price exceeded the average share price of the common shares, or because their issuance is contingent upon completion of certain performance milestones, are as follows:

Three Months Ended		Six Months Ended
June 30,		June 30,
2005	2004	2005	2004
1,520,609	1,644,882	1,429,074	1,640,880
4. Industry segments
The Company is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Television segment consists of the Company’s television production operations that produce television programming that airs in syndication in the United States and on cable. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises its direct-to-consumer floral business and the website marthastewart.com. Historically, this segment included the Company’s operations relating to its catalog, Martha Stewart: The Catalog For Living, which was discontinued in 2004.
The Company believes operating income before depreciation and amortization, and non-cash stock compensation, (“OIDA”), a non-GAAP financial measure, is an appropriate measure when evaluating the operating performance of its business segments and the Company on a consolidated basis. OIDA is among the primary metrics used by management for planning and forecasting of future periods, and is considered an important indicator of the operational strength of the Company’s businesses. OIDA is also used externally by the Company’s investors, analysts, and industry peers. The Company believes the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and makes it easier to compare the Company’s results with other companies that have different capital structures or tax rates. The Company believes OIDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles (“GAAP”). As OIDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
OPERATING INCOME/(LOSS)
Publishing	$(3,264)	$(3,852)	$(11,982)	$(7,700)
Television	(20,027)	(3,531)	(22,299)	(5,478)
Merchandising	5,988	5,314	11,803	11,803
Internet/Direct Commerce	(1,146)	(2,426)	(2,655)	(5,105)

Operating Loss before Corporate Expenses	(18,449)	(4,495)	(25,133)	(6,480)
Corporate Expenses	(15,761)	(13,332)	(28,859)	(27,886)

Total Operating Loss	(34,210)	(17,827)	(53,992)	(34,366)

DEPRECIATION AND AMORTIZATION
Publishing	248	58	495	120
Television	101	59	147	116
Merchandising	209	191	418	381
Internet/Direct Commerce	239	249	491	492
Corporate Expenses	923	1,078	1,856	2,200

Total Depreciation and Amortization	1,720	1,635	3,407	3,309

NON-CASH EQUITY COMPENSATION
Publishing	421	51	1,200	102
Television	17,263	—	17,327	—
Merchandising	77	12	154	25
Internet/Direct Commerce	10	—	19	—
Corporate Expenses	3,505	962	5,795	2,353

Total Non-Cash Equity Compensation	21,276	1,025	24,495	2,480

OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND AMORTIZATION AND NON-CASH EQUITY COMPENSATION
Publishing	(2,595)	(3,743)	(10,287)	(7,478)
Television	(2,663)	(3,472)	(4,825)	(5,362)
Merchandising	6,274	5,517	12,375	12,209
Internet/Direct Commerce	(897)	(2,177)	(2,145)	(4,613)

Operating Income (Loss) before Depreciation and Amortization, Non-Cash Equity Compensation, and Corporate Expenses	119	(3,875)	(4,882)	(5,244)
Corporate Expenses	(11,333)	(11,292)	(21,208)	(23,333)

OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION AND NON-CASH EQUITY COMPENSATION	$(11,214)	$(15,167)	$(26,090)	$(28,577)

5. Business Acquisitions
In August 2004, the Company acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter, which are publications featuring “natural living” content. The primary purpose of the acquisition was to enter a new market and to launch “natural living “ as a new “omni” lifestyle category and brand for the Company. Consistent with SFAS No. 141, “Business Combinations,” the acquisitions were accounted for under purchase accounting.
In connection with the acquisition of the net assets of Body + Soul, the Company recorded tangible assets of $612, an intangible trademark asset of $300, and assumed liabilities of $2,669 based upon receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $6,613 was recognized as the excess of the purchase price over the fair value of the assets acquired.
In connection with the acquisition of the net assets of Dr. Andrew Weil’s Self Healing newsletter, the Company recorded tangible assets of $428, an intangible subscriber list asset of $900, an intangible trademark asset of $200 and assumed liabilities of $1,902 based upon receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $2,219 was recognized as the excess of the purchase price over the fair value of the assets acquired.
The intangible subscriber list is subject to an eighteen month amortization period. For the three and six month periods ended June 30, 2005 approximately $150 and $300 was charged to amortization expense and accumulated amortization , respectively.
6. Related Party Transaction
During the second quarter of 2005, the Company reimbursed Martha Stewart approximately $2,800 for certain expenses relating to her defense of the count of the federal criminal complaint against her alleging she made false and misleading statements intended to influence the price of the Company’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Company believes that substantially all amounts reimbursed to Ms. Stewart will be reimbursable to the Company under its Directors & Officers insurance policy and, accordingly, has recorded the amount as a receivable as of June 30, 2005.
7. Discontinued Operations
In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. The loss from operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Loss from operations	$(120)	$(127)	$(252)	$(288)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, the terms “we,” “us,” “our” and “MSO” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
TRENDS, RISKS AND UNCERTAINTIES
Since June 2002, as a result of the negative publicity and criminal and civil proceedings surrounding Martha Stewart’s sale of non-Company stock, we experienced substantial negative effects on our business. However, although we cannot provide any assurances regarding future trends, in 2005 we have begun to see certain improvements in our business. Those improvements include an increase in advertising pages and rate in our flagship magazine, Martha Stewart Living. We are also cautiously optimistic about an improvement in certain other areas of the Company, including continued improvements in advertising pages and revenue in certain of the Company’s other magazines, as well as the potential benefit from the launch of a new syndicated television program in September 2005. The Company also stands to benefit in the second half of 2005 from the launch of certain new initiatives such as the launch of a Martha Stewart-branded satellite radio channel on SIRIUS satellite radio, as well as the introduction of a line of how-to DVD products. Additionally, as part of an agreement with Mark Burnett, a well regarded producer of prime-time programming, the Company participated in the production of a primetime network television series titled, The Apprentice: Martha Stewart. This new program will feature Martha Stewart as the host and will be broadcast by NBC in September 2005. While MSO will not have a direct financial ownership interest in the prime-time program, MSO expects to benefit from promotion of the Company’s brands, products and its business. We expect that this program will expose the brand to a wider audience of viewers, consumers and business partners. Related to this program, we expect to record a non-cash charge of approximately $9.0 million in each of the third and fourth quarters due to the vesting of certain previously granted warrants. The actual cost of the warrant may vary depending on the final value of the on the date of vesting.
In August 2004, we decided to discontinue Martha Stewart: The Catalog for Living and its online product offerings, which are included in the Internet/Direct Commerce segment. The operations of the Catalog for Living and the online component of this business were not profitable. Currently, the Internet/Direct Commerce segment principally consist of an online floral business, marthasflowers.com, as well as the online content portion of our business. As a result of the changes to the business, we expect to see a further reduction in revenue and operating costs and a reduced operating loss in this segment in the near term.
The operations of our television segment were significantly reduced in 2004. Pending the launch of our new syndicated television program in September 2005, the segment primarily consists of a cable television distribution agreement with The Style Network, a weekly syndicated program – Petkeeping with Marc Morrone and a weekly show airing on PBS stations nationwide – Everyday Food. Previously, the segment included our nationally syndicated daily show, Martha Stewart Living, as well as several other cable television shows. The Company will incur production expenses prior to airing the new syndicated program. Certain of these expenses will be deferred as Deferred Production Costs on our balance sheet, which aggregated $1.9 million as of June 30, 2005.
The Company’s current agreement with Kmart provides for certain minimum guaranteed royalty payments. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following are the minimum guaranteed royalty payments over the term of the agreement:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0
For the year ending January 31, 2009, the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009. Furthermore, $3.8 million of the January 31, 2005 and January 31, 2006 minimum royalty payments and $2.5 million of the January 31, 2007 and January 31, 2008 minimum royalty payments, but not more than $10.0 million in the aggregate over the term of the agreement, will be deferred and subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.
Results of Operations
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
PUBLISHING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$13,615	$8,419	5,196
Circulation	17,612	14,921	2,691
Other	480	408	72

Total Publishing Segment Revenue	31,707	23,748	7,959

Publishing Operating Costs and Expenses
Production, distribution and editorial	18,718	15,401	(3,317)
Selling and promotion	14,929	11,576	(3,353)
General and administrative	655	514	(141)
Non-cash equity compensation	421	51	(370)
Depreciation and amortization	248	58	(190)

Total Publishing Operating Costs and Expenses	34,971	27,600	(7,371)

Operating Loss	$(3,264)	$(3,852)	588

Publishing revenues increased $8.0 million, or 33.5%, to $31.7 million for the three months ended June 30, 2005, from $23.7 million for the three months ended June 30, 2004. Advertising revenue increased $5.2 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living and Everyday Food magazines, which accounted for $3.2 million and $1.2 million of the increase, respectively. The increase was also attributable to the acquisition of the Body and Soul group (which includes both Body + Soul magazine as well as Dr. Andrew Weil’s Self Healing newsletter) in August of 2004 which contributed $0.9 million to advertising revenue in the current quarter. Circulation revenue increased $2.7 million primarily due to the addition of the Body and Soul group which contributed $1.0 million in the quarter and an increase in revenue from Martha Stewart Living of $0.7. Circulation revenue also benefited from higher circulation revenue of $0.5 million from Kids: Fun Stuff To Do Together magazine due primarily to an increase in rate.
Magazine Publication Schedule

Martha Stewart Living	Second Quarter 2005 Three Issues	Second Quarter 2004 Three Issues
Martha Stewart Weddings	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Special Interest Publications	One Issue	One Issue
Production, distribution and editorial expenses increased $3.3 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher paper, printing and postage costs, as well as the costs associated with Body & Soul group. The increase is also due in part to higher compensation costs related to increased in staffing levels. Selling and promotion increased $3.4 million primarily due to costs associated with the Body and Soul group, as well as higher compensation costs related to the increase in advertising revenue. The increase was partially offset by lower subscription acquisition costs in Everyday Food magazine, as the prior year period included costs associated with the magazine’s rapid circulation growth.

TELEVISION SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Television Revenue
Syndication	$865	$2,244	(1,379)
Licensing and other	982	812	170

Total Television Segment Revenue	1,847	3,056	(1,209)

Television Operating Costs and Expenses
Production, distribution and editorial	1,462	5,275	3,813
Selling and promotion	809	329	(480)
General and administrative	2,239	924	(1,315)
Non-cash equity compensation	17,263	—	(17,263)
Depreciation and amortization	101	59	(42)

Total Television Operating Costs and Expenses	21,874	6,587	(15,287)

Operating Loss	$(20,027)	$(3,531)	(16,496)

Television revenues decreased $1.2 million, or 39.6%, to $1.8 million for the quarter ended June 30, 2005, from $3.1 million for the quarter ended June 30, 2004. The decrease was primarily due to lower revenue from our syndicated program which ceased airing in September 2004. The decrease was partially offset by revenue related to The Apprentice: Martha Stewart. Our revenue in the television segment will continue to be negatively impacted until the expected launch of our new syndicated program in September 2005.
Production, distribution and editorial expenses as well as selling and promotion expenses decreased in the period due primarily to the cessation of production of the syndicated daily show as well as the prior year $1.5 million write-down of deferred production costs which resulted from the early termination of a cable television licensing agreement. General and administrative expense increased primarily due to an employment severance charge. Non-cash equity compensation includes a $16.8 million charge related to the vesting of certain warrants granted in connection with our syndicated show. The valuation methodology supporting the non-cash charge related to the warrants is described in Note 1 to the condensed consolidated financial statements.

MERCHANDISING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$8,986	$9,378	(392)
Other	1,176	1,525	(349)

Total Merchandising Segment Revenue	10,162	10,903	(741)

Merchandising Operating Costs and Expenses
Production, distribution and editorial	2,062	2,547	485
Selling and promotion	34	463	429
General and administrative	1,792	2,376	584
Non-cash equity compensation	77	12	(65)

Depreciation and amortization	209	191	(18)

Total Merchandising Operating Costs and Expenses	4,174	5,589	1,415

Operating Income	$5,988	$5,314	674

Merchandising revenues decreased $0.7 million, or 6.8%, to $10.2 million for the quarter ended June 30, 2005, from $10.9 million for the quarter ended June 30, 2004, primarily due to lower sales of our Martha Stewart Everyday products at Kmart due to lower same-store-sales. The revenue decline was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2005. We expect the minimum royalty guarantees will exceed actual royalties earned from retail sales through 2007. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower in periods prior to these years. Other revenue declined in the quarter principally due to a decline in royalty revenue from the Martha Stewart Signature Furniture program due to lower sales and the absence of revenue related to our Signature flooring program which terminated in late 2004.
Production, distribution and editorial expenses decreased $0.5 million, primarily due to lower compensation expense. Selling and promotion expenses decreased $0.4 million, principally due to lower marketing expenses for the Martha Stewart Signature program. General and administrative expense decreased $0.6 million, principally due to lower professional fees, partially offset by higher employee related costs.
INTERNET/DIRECT COMMERCE SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Internet/Direct Commerce Revenue
Product	$2,027	$6,254	$(4,227)
Other	208	111	97

Total Internet/Direct Commerce Segment Revenue	2,235	6,365	(4,130)

Internet/Direct Commerce Operating Costs and Expenses
Production, distribution and editorial	2,528	7,096	4,568
Selling and promotion	354	531	177
General and administrative	250	915	665
Non-cash equity compensation	10	—	(10)
Depreciation and amortization	239	249	10

Total Internet/Direct Commerce Operating Costs and Expenses	3,381	8,791	5,410

Operating Loss	$(1,146)	$(2,426)	$1,280

Internet/Direct Commerce revenues decreased $4.1 million, to $2.2 million for the three months ended June 30, 2005, from $6.4 million for the three months ended June 30, 2004. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sales related to our catalog offerings was largely attributable to the discontinuance of Martha Stewart: The Catalog for Living in 2004. As a result of this action, we expect to see a continued reduction in revenue and operating costs and a reduced operating loss in this segment in 2005.
Production, distribution and editorial costs decreased $4.6 million due to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses. Catalog production and distribution costs also decreased in the quarter as we discontinued mailing the catalog. The segment also benefited from lower staffing levels. General and administrative expenses decreased $0.7 million due to lower occupancy related costs.
CORPORATE

	2005	2004
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$102	$93	$(9)
Selling and promotion	22	25	3
General and administrative	11,209	11,174	(35)
Non-cash equity compensation	3,505	962	(2,543)
Depreciation and amortization	923	1,078	155

Total Corporate Operating Costs and Expenses	15,761	13,332	(2,429)

Operating Loss	$(15,761)	$(13,332)	$(2,429)

Corporate operating costs and expenses increased $2.4 million, or 18.2%, to $15.8 million for the three months ended June 30, 2005, from $13.3 million for the three months ended June 30, 2004. General and administrative expenses increased $2.5 million, principally due to employment severance costs and higher occupancy costs which are now included in this segment, partially offset by the absence of employee retention expenses. The segment also includes $0.8 million related to the settlement of a matter with a former employee. The increase in the amortization of non-cash compensation expense is principally related to increased board of director compensation and employment severance costs resulting from the acceleration of vesting of equity.
OTHER ITEMS
Income tax expense. Income tax expense for the quarter ended June 30, 2005 was $0.1 million, compared to an income tax expense of $0.2 million for the quarter ended June 30, 2004. The current period provision includes a valuation allowance of $11.7 million against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.1 in both the current and prior year periods. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.
Net Loss. Net loss was $(33.5) million for the quarter ended June 30, 2005, compared to a net loss of $(17.8) million for the quarter ended June 30, 2004, as a result of the above mentioned factors.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
PUBLISHING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$22,295	$16,554	$5,741
Circulation	33,773	30,355	3,418
Other	994	761	233

Total Publishing Segment Revenue	57,062	47,670	9,392

Publishing Operating Costs and Expenses
Production, distribution and editorial	34,983	30,419	(4,564)
Selling and promotion	31,094	23,861	(7,233)
General and administrative	1,272	868	(404)
Non-cash equity compensation	1,200	102	(1,098)
Depreciation and amortization	495	120	(375)

Total Publishing Operating Costs and Expenses	69,044	55,370	(13,674)

Operating Loss	$(11,982)	$(7,700)	$(4,282)

Publishing revenues increased $9.4 million, or 19.7%, to $57.1 million for the six months ended June 30, 2005, from $47.7 million for the six months ended June 30, 2004. Advertising revenue increased $5.7 million, primarily due to an increase in both advertising pages and rate in both Martha Stewart Living and Everyday Food magazines, which accounted for $2.7 million and $1.6 million of the increase, respectively. The increase was also attributable to the acquisition of the Body and Soul group (which includes both Body + Soul magazine as well as Dr. Andrew Weil’s Self Healing newsletter) in August of 2004 which contributed $1.8 million to advertising revenue in the 2005 period. Circulation revenue increased $3.4 million, primarily due to the addition of the Body and Soul group, which contributed $1.9 million in the year-to-date period and an increase in revenue from Everyday Food of $0.9 million and Martha Stewart Living of $0.6, both resulting from higher subscription revenues.
Magazine Publication Schedule

	First Half 2005	First Half 2004
Martha Stewart Living	Six Issues	Six Issues
Martha Stewart Weddings	Three Issues	Three Issues
Everyday Food	Six Issues	Six Issues
Special Interest Publications	Three Issues	Four Issues
Production, distribution and editorial expenses increased $4.6 million primarily reflecting costs associated with Body & Soul group as well as the additional costs associated with the increase in advertising pages in Martha Stewart Living, and an increase in both pages and total number of units printed for Everyday Food magazine related to an increase in circulation, which results in higher paper, printing and postage costs. The increase was partially offset by lower paper, printing and distribution costs of Kids: Fun Stuff To Do Together magazine, due to the reduced frequency. Selling and promotion expenses increased $7.2 million primarily due to costs associated with the Body & Soul group acquisition, higher circulation costs for Martha Stewart Living due to higher volume of subscription acquisition mailings, due in part to timing of mail campaigns, as well as employee related costs including severance. The increase was partially offset by lower circulation costs for Everyday Food magazine, as the prior year period included costs associated with the magazines rapid circulation growth, as well as a reduction in marketing efforts for the Kids: Fun Stuff To Do Together magazine. The increase in non-cash equity compensation includes employee severance costs, as well as costs associated with the company’s annual equity grant.

TELEVISION SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Television Revenue
Syndication	$1,035	$5,733	$(4,698)
Licensing and other	1,609	1,500	109

Total Television Segment Revenue	2,644	7,233	(4,589)

Television Operating Costs and Expenses
Production, distribution and editorial	2,731	9,878	7,147
Selling and promotion	1,043	898	(145)
General and administrative	3,695	1,819	(1,876)
Non-cash equity compensation	17,327	—	(17,327)
Depreciation and amortization	147	116	(31)

Total Television Operating Costs and Expenses	24,943	12,711	(12,232)

Operating Loss	$(22,299)	$(5,478)	$(16,821)

Television revenues decreased $4.6 million, or 63.5%, to $2.6 million for the six months ended June 30, 2005, from $7.2 million for the six months ended June 30, 2004. The decrease was primarily due to lower revenue from our syndicated program which ceased airing in September 2004. The decrease was partially offset by revenue received related to The Apprentice: Martha Stewart. Our revenue in the television segment will continue to be negatively impacted until the launch of our new syndicated show in September 2005.
Production, distribution and editorial expenses, as well as selling and promotion expenses decreased in the period due primarily to the cessation of production of the syndicated program, as well as the prior year $1.5 million write-down of deferred production costs, which resulted from the early termination of a cable television licensing agreement. General and administrative expense increased $1.9 million, primarily due to employment severance charges and higher professional fees incurred related to future productions. Non-cash equity compensation includes a $16.8 million charge related to the vesting of certain warrants granted in connection with our syndicated show.
MERCHANDISING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$15,118	$15,864	$(746)
Kmart minimum true-up	2,078	2,412	(334)
Other	2,358	3,416	(1,058)

Total Merchandising Segment Revenue	19,554	21,692	(2,138)

Merchandising Operating Costs and Expenses
Production, distribution and editorial	4,201	5,163	962
Selling and promotion	(52)	571	623
General and administrative	3,030	3,749	719
Non-cash equity compensation	154	25	(129)
Depreciation and amortization	418	381	(37)

Total Merchandising Operating Costs and Expenses	7,751	9,889	2,138

Operating Income	$11,803	$11,803	—

Merchandising revenues decreased $2.1 million, or 9.9%, to $19.6 million for the six months ended June 30, 2005, from $21.7 million for the six months ended June 30, 2004, primarily due to lower sales of our Martha Stewart Everyday product at Kmart due to lower same-store-sales. The revenue decline was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2005. The Kmart minimum true- up is the pro-rata portion of revenue related to the contractual minimum royalty amounts covering the first quarters, net of amounts subject to recoupment. We expect the minimum royalty guarantees will exceed actual royalties earned from retail sales through 2007. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue declined in the quarter principally due to the absence of royalty revenue from the Martha Stewart Signature Flooring program which was terminated in late 2004, as well as lower sales of our Martha Stewart Signature Furniture program. Revenue from our Martha Stewart Everyday paint products also declined in the quarter due to both lower units sold and a lower royalty rate.
Production, distribution and editorial expenses decreased $1.0 million in the period due principally to lower compensation costs. Selling and promotion decreased $0.6 million primarily due to lower marketing expenses for the Martha Stewart Signature program. General and administrative expense decreased $0.7 million due principally to lower professional fees, partially offset by higher compensation related costs.
INTERNET/DIRECT COMMERCE SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Internet/Direct Commerce Revenue
Product sale	$4,972	$11,726	$(6,754)
Other	385	252	133

Total Internet/Direct Commerce Segment Revenue	5,357	11,978	$(6,621)

Internet/Direct Commerce Operating Costs and Expenses
Production, distribution and editorial	6,258	13,707	7,449
Selling and promotion	615	991	376
General and administrative	629	1,893	1,264
Non-cash equity compensation	19	—	(19)
Depreciation and amortization	491	492	1

Total Internet/Direct Commerce Operating Costs and Expenses	8,012	17,083	9,071

Operating Loss	$(2,655)	$(5,105)	$2,450

Internet/Direct Commerce revenues decreased $6.6 million, or 55.3%, to $5.4 million for the six months ended June 30, 2005, from $12.0 million for the six months ended June 30, 2004. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sales related to our catalog offerings was largely attributable to the discontinuance of Martha Stewart: The Catalog for Living in 2004. As a result of this action, we expect to see a continued reduction in revenue, operating costs and a reduced operating loss in this segment in 2005.
Production, distribution and editorial costs decreased $7.4 million due to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses. Catalog production and distribution costs also decreased in the quarter as we discontinued mailing the catalog. The segment also benefited from lower staffing levels. General and administrative expenses decreased $1.3 million due to lower occupancy related costs.

CORPORATE

	2005	2004
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$195	$185	$(10)
Selling and promotion	44	51	7
General and administrative	20,969	23,097	2,128
Non-cash equity compensation	5,795	2,353	(3,442)
Depreciation and amortization	1,856	2,200	344

Total Corporate Operating Costs and Expenses	28,859	27,886	(973)

Operating Loss	$(28,859)	$(27,886)	$(973)

General and administrative expenses decreased $2.1 million principally resulting from the expiration of certain employee retention programs, lower professional fees due to the recovery through directors and officers insurance of certain legal fees and lower location fees. The decrease was partially offset by higher occupancy related costs, as facility related costs previously allocated to the Internet/Direct Commerce segment are now included in this segment and $0.8 million related to the settlement of a matter with a former employee. The increase in non-cash compensation expense is principally related to costs associated with certain employee and director equity grants as well as employee severance.
OTHER ITEMS
Income tax expense. Income tax expense for the six months ended June 30, 2005 was $0.1 million, compared to income tax expense of $3.3 million for the six months ended June 30, 2004. The current period provision includes a valuation allowance of $18.5 million taken against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.3 million in both the current and prior year periods. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.
Net Loss. Net loss was $(52.7) million for the six months ended June 30, 2005, compared to a net loss of $(37.3) million for the six months ended June 30, 2004, as a result of the above mentioned factors.
Liquidity and Capital Resources
Cash and cash equivalents were $28.2 million and $104.6 million and short-term investments were $107.4 million and $35.3 million at June 30, 2005 and December 31, 2004, respectively.
Cash flows used in operating activities were $12.3 million and $10.1 million during the six months ended June 30, 2005 and 2004, respectively. Cash flows used in operating activities during the six months ended June 30, 2005 were primarily due to a net loss for the period of $52.7 million, partially offset by non-cash equity compensation of $24.5 million, changes in operating assets and liabilities of $12.5 million and depreciation and amortization of $3.4 million. The changes in operating assets and liabilities in 2005 was principally due to a decrease in accounts receivable due primarily to the collection of a royalty receivable from Kmart related to our minimum royalty payment. Cash flows used in operating activities during the six months ended June 30, 2004 were primarily due to a net loss for the period of $37.3 million, partially offset by changes in operating assets and liabilities of $18.2 million, depreciation and amortization of $3.3 million, an increase in the deferred income tax expense of $3.2 million, as well as the amortization of equity based compensation expense of $2.5 million. The changes in operating assets and liabilities in 2004 includes a decrease in accounts receivable due principally to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by a decrease in certain accounts payable.
Cash flows used in investing activities were $71.7 million and $36.3 million during the six months ended June 30, 2005 and 2004, respectively. Cash flows used in investing activities in 2005 resulted from the purchase of short-term investments of $110.8 million and capital expenditures $2.0 million, partially offset from the sale of short-term investments of $41.1 million. Cash flows used in investing activities in 2004 resulted from the purchase of short-term investments of $35.8 million and capital expenditures of $0.5 million. We expect capital expenditures in 2005 to be approximately $7.0 million.
Cash flows provided by financing activities for the six month periods ended June 30, 2005 and 2004 were $7.6 million and $0.3 million, respectively, representing proceeds received from the exercise of employee stock options.
We have a line of credit with Bank of America in the amount of $5 million, which is generally used to secure outstanding letters of credit. As of June 30, 2005, the Company has outstanding letters of credit of $2.3 million as security for certain leases and no outstanding borrowings under this facility.
We believe that our available cash balances and short-term investments together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.
Seasonality and Quarterly Fluctuations
Several of our businesses can experience fluctuations in quarterly performance. For example, our Publishing segment results can vary from quarter to quarter due to publication schedules. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. Revenues from our Television segment will significantly increase beginning in September 2005 with the launch of our new syndicated television program.
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
Intangible assets
A substantial portion of the Company’s intangible assets is goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company’s goodwill is attributable to certain magazines in its publishing segment. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit (magazines) in which the goodwill resides to its carrying value.
In 2004, the Company engaged an external valuation services firm to report on the fair value of the Company’s goodwill. In 2003, the Company estimated future cash flows based upon individual magazine historical results, current trends and operating cash flows to access the fair value. No impairment charges were recorded in 2004 and 2003.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Class Action Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers (collectively, the “Individual Defendants”)) as defendants. The action consolidated seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v Martha Stewart Living Omnimedia, Inc. (filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants omitted material information and made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further allege that the Individual Defendants traded MSO stock while in possession of material non-public information. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court.
On May 19, 2003, the Company’s motion to dismiss the Consolidated Class Action Complaint was denied, and discovery in that action is ongoing. By stipulation of the parties, and an order of the court entered November 10, 2003, all claims asserted in the Consolidated Class Action Complaint pursuant to Section 20A (Insider Trading) of the Securities Exchange Act against the Individual Defendants, and all remaining claims against the Individual Defendants, other than Mr. Blatt and Ms. Patrick, were dismissed without prejudice.
The Company was also named as a nominal defendant in four derivative actions, all of which named Ms. Stewart, and certain other officers and directors of the Company as defendants: In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation (the “Shareholder Derivative Litigation”), filed on December 19, 2002 in New York State Supreme Court; Beam v. Stewart, initially filed on August 15, 2002 and amended on September 6, 2002, in Delaware Chancery Court; Richards v. Stewart, filed on November 1, 2002 in Connecticut Superior Court; and Sargent v. Martinez, filed on September 29, 2003 in the U.S. District Court for the Southern District of New York. In re Martha Stewart Living Omnimedia, Inc. Shareholder Derivative Litigation consolidated three previous derivative complaints filed in New York State Supreme Court and Delaware Chancery Court: Beck v. Stewart, filed on August 13, 2002 in New York State Supreme Court, Kramer v. Stewart, filed on August 20, 2002 in New York State Supreme Court, and Alexis v. Stewart, filed on October 3, 2002 in Delaware Chancery Court. Sargent consolidated two derivative complaints previously filed in the U.S. District Court for the Southern District Court of New York: Acosta v. Stewart, filed on October 10, 2002, and Sargent v. Martinez, filed on May 30, 2003.
On September 30, 2003, the Company’s motion to dismiss the Beam complaint was granted in its entirety. The plaintiffs in Beam appealed the dismissal of the complaint to the Delaware Supreme Court. On March 31, 2004, the Delaware Supreme Court, sitting en banc, unanimously affirmed the dismissal of the Beam complaint. The Sargent action had previously been stayed by order of the court pending resolution of the Beam appeal by the Delaware Supreme Court. On April 22, 2004, the court lifted that stay and ordered the plaintiffs to respond to MSO’s and the MSO directors’ previously filed motions to dismiss. By order dated August 4, 2004, the Company’s motion to dismiss the Sargent complaint was granted in its entirety, and as to the issue of plaintiffs’ failure to make pre-suit demand, with prejudice. The Sargent plaintiffs’ time to appeal that dismissal has expired. The Richards action had been stayed by agreement of the parties pending resolution of the Beam appeal by the Delaware

Supreme Court. By motion filed June 4, 2004, the plaintiff in the Richards action voluntarily sought an order dismissing the Richards action with prejudice, and that dismissal with prejudice was ordered by the court on June 9, 2004. Finally, by stipulation and order entered September 24, 2004, the parties to the Shareholder Derivative Litigation agreed to the dismissal of that action on the same terms as ordered by the Sargent Court in dismissing the Sargent Action.
We believe the Company has substantial defenses to the remaining Consolidated Class Action Complaint. The Company is unable to predict the outcome of that action or reasonably estimate a range of possible loss at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) We held our 2004 Annual Meeting of Stockholders on May 10, 2005.
(b) The following matters were acted upon at the meeting by holders of Class A Common Stock and Class B Common Stock voting as one class: the election of directors to hold office until our next annual meeting; approval of an amendment to MSO’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”), to permit us to grant options and other awards under the plan to our non-employee directors; to increase the number of shares reserved for issuance under our Non-Employee Director Stock and Option Compensation Plan; and approval of our Annual Incentive Plan.
The vote on these matters was as follows:
Board of Directors Election Results

	Votes For	Votes Withheld
Rick Boyko	311,930,226	99,096

Michael Goldstein	311,917,038	112,284

Charles A. Koppelman	311,934,862	94,460

Susan Lyne	311,934,589	94,733

Wenda Harris Millard	311,893,155	136,167

Thomas C. Siekman	311,935,121	94,201

Bradley E. Singer	311,895,983	133,339
Amendment to MSO’s Amended and Restated 1999 Stock Incentive Plan Results

	Votes For	Votes Against	Votes Abstain
Amendment to MSO’s Amended and Restated 1999 Stock Incentive Plan	295,111,638	492,866	98,075
Increase in share reserve under our Non-Employee Director Stock and Option Compensation Plan

	Votes For	Votes Against	Votes Abstain
Increase in share reserve under our Non-Employee Director Stock and Option Compensation Plan	294,996,489	601,201	104,887

Approve Annual Incentive Plan

	Votes For	Votes Against	Votes Abstain
To approve our Annual Incentive Plan	295,169,409	436,830	96,338
ITEM 6. EXHIBITS
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number 10.1	Exhibit Title

Amendment No. 2 to the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of shareholders, dated as of April 7, 2005).

10.2	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of shareholders, dated as of April 7, 2005).

10.3	Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of shareholders, dated as of April 7, 2005).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Employment letter agreement between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to the 8-K filed on June 10, 2005).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 9, 2005

/s/ James Follo

Name:	James Follo
Title:	Chief Financial and Administrative Officer