Form 10-Q
period 2005-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2005-11-08
CIK 1091801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 005-15395
MARTHA STEWART LIVING OMNIMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2187059

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street, New York, NY	10036

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (212) 827-8000
(Former name, former address and former fiscal year,
if changed since last report)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Outstanding as of
Class	November 7, 2005
Class A, $0.01 par value	24,830,576
Class B, $0.01 par value	26,873,512
Total	51,704,088

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,244	$104,647
Short-term investments	90,798	35,309
Accounts receivable, net	20,318	31,332
Inventories, net	4,838	5,229
Deferred television production costs	6,132	—
Income taxes receivable	5,107	6,321
Other current assets	5,278	3,573

Total current assets	163,715	186,411

PROPERTY, PLANT AND EQUIPMENT, net	18,368	17,175

INTANGIBLE ASSETS, net	53,827	54,264

OTHER NONCURRENT ASSETS	5,977	6,828

Total assets	$241,887	$264,678

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,589	$25,604
Accrued payroll and related costs	9,599	9,407
Income taxes payable	365	412
Current portion of deferred subscription income	30,100	27,160
Current portion of deferred revenue	4,881	—

Total current liabilities	72,534	62,583
DEFERRED SUBSCRIPTION INCOME	7,545	7,668
DEFERRED REVENUE	3,903	3,438
OTHER NONCURRENT LIABILITIES	3,088	3,361

Total liabilities	87,070	77,050

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 24,637 and 21,660 shares outstanding in 2005 and 2004, respectively	246	217
Class B common stock, $.01 par value, 150,000 shares authorized; 26,873 and 29,123 outstanding in 2005 and 2004, respectively	269	291
Capital in excess of par value	251,380	196,781
Unamortized restricted stock	(11,475)	(2,793)
Accumulated deficit	(84,828)	(6,093)

	155,592	188,403

Less: Class A treasury stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	154,817	187,628

Total liabilities and shareholders’ equity	$241,887	$264,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Income Statements
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES

Publishing	$27,564	$22,235	$84,626	$69,905
Television	3,395	2,203	6,039	9,436
Merchandising	8,340	8,014	27,894	29,706
Internet/Direct Commerce	1,555	6,201	6,912	18,179

Total revenues	40,854	38,653	125,471	127,226

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	23,387	27,405	71,755	86,757
Selling and promotion	13,418	12,473	46,162	38,845
General and administrative	15,553	12,272	45,148	43,698
Non-cash equity compensation	13,275	990	37,770	3,469
Depreciation and amortization	2,075	1,667	5,482	4,976

Total operating costs and expenses	67,708	54,807	206,317	177,745

OPERATING LOSS	(26,854)	(16,154)	(80,846)	(50,519)
Interest income, net	1,033	511	2,692	1,192

LOSS BEFORE INCOME TAXES	(25,821)	(15,643)	(78,154)	(49,327)

Income tax (provision) benefit	(125)	806	(207)	(2,526)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(25,946)	(14,837)	(78,361)	(51,853)

Loss from discontinued operations	(122)	(129)	(374)	(417)

NET LOSS	$(26,068)	$(14,966)	$(78,735)	$(52,270)

LOSS PER SHARE — BASIC AND DILUTED

Loss from continuing operations	$(0.51)	$(0.30)	$(1.54)	$(1.05)

Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net loss	$(0.51)	$(0.30)	$(1.55)	$(1.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	50,849	49,698	50,959	49,578
The accompanying notes are an integral part of these condensed consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2005
(unaudited, in thousands)

	Class A		Class B					Class A
	common stock		common stock					Treasury Stock
					Capital in	Unamortized
					excess of	Restricted	Accumulated
	Shares	Amount	Shares	Amount	par value	Stock	Deficit	Shares	Amount	Total
Balance at January 1, 2005	21,660	$217	29,123	$291	$196,781	$(2,793)	$(6,093)	(59)	$(775)	$187,628

Net loss for the period	—	—	—	—	—	—	(78,735)	—	—	(78,735)

Conversion of shares	1,828	18	(1,828)	(18)	—	—	—	—	—	—

Issuance of shares in conjunction with stock options exercises	589	6	—	—	8,204	—	—	—	—	8,210

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	560	5	—	—	13,419	(13,480)	—	—	—	(56)

Expense associated with common stock warrants	—	—	—	—	27,625	—	—	—	—	27,625

Non-cash equity compensation	—	—	—	—	5,347	4,798	—	—	—	10,145

Shares returned on a net treasury basis	—	—	(422)	(4)	4	—	—	—	—	—

Balance at September 30, 2005	24,637	$246	26,873	$269	$251,380	$(11,475)	$(84,828)	(59)	$(775)	$154,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,735)	$(52,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,482	4,976
Non-cash equity compensation	37,770	3,469
Deferred income tax expense	—	3,754
Changes in operating assets and liabilities	15,584	29,208

Net cash used in operating activities	(19,899)	(10,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,225)	(810)
Purchases of short-term investments	(125,229)	(36,291)
Sales of short-term investments	69,740	500
Acquisitions of businesses, net of cash acquired	—	(6,392)

Net cash used in investing activities	(61,714)	(42,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	8,210	596

Net cash provided by financing activities	8,210	596

Net decrease in cash	(73,403)	(53,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,647	165,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,244	$112,306

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
d. Income taxes
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income. Therefore, the Company has established a valuation allowance of $27,687 in the first nine months of 2005, and a cumulative balance of $59,640 as of September 30, 2005. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company currently has recorded an accrual of $619 for income tax liabilities related to ongoing federal, state, and local audits. Management believes the ultimate outcome of these audits will not have a material effect on the financial position of the Company. The Company has also recorded a receivable in the amount of $5,107 which represents refundable federal and state income taxes.
e. Stock Compensation
As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company has elected to continue accounting for employee stock compensation under the APB 25 rules, but also to disclose pro forma results using SFAS No. 123’s alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant. No option grants were made in the third quarter of 2005. The fair values of options granted during the third quarter of 2004 were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions: risk free interest rate— 2.73%; dividend yield— zero; expected volatility— 68.5%; expected life— 3 years; average fair market value per option granted— $5.01.
Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effects on net loss for the three and nine month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(26,068)	$(14,966)	$(78,735)	$(52,270)

Add back: Total stock-based employee compensation expense included in net loss	939	966	3,183	4,031

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,465)	(1,709)	(4,246)	(5,126)

Pro forma net loss	$(26,595)	$(16,016)	$(79,798)	$(53,365)

Loss per share:
Basic and diluted — as reported	$(0.51)	$(0.30)	$(1.55)	$(1.05)
Basic and diluted — pro forma	$(0.52)	$(0.32)	$(1.57)	$(1.08)
The nine month period ended September 30, 2005 includes a non-cash equity charge of $16,830 associated with the vesting of 833,333 warrants granted in connection with the production of the syndicated television program. The warrants were valued on the vesting date based upon the Black-Scholes option pricing model using the following assumptions: risk free interest rate— 3.9%; dividend yield— zero; expected volatility— 68%; contractual life— 7 years; average fair market value per option granted— $20.20.
The three and nine month periods ended September 30, 2005 include a non-cash equity charge of $9,552 associated with the vesting of 416,667 warrants granted in connection with the initial airing of a primetime network television series titled “The Apprentice: Martha Stewart”. The warrants were valued on the vesting date based upon the Black-Scholes option pricing model using the following assumptions: risk free interest rate— 4.2%; dividend yield— zero; expected volatility— 67%; contractual life— 6.5 years; average fair market value per option granted— $22.92.
The three and nine month periods ended September 30, 2005 include a non-cash equity charge of $1,242 associated with the amortization of 416,667 warrants granted in connection with the final airing of “The Apprentice: Martha Stewart”. The warrants are expensed over a thirteen episode vesting period during the third and fourth quarters of 2005. The warrants were valued on the reporting period end date based upon the Black-Scholes option pricing model using the following assumptions: risk free interest rate— 4.3%; dividend yield— zero; expected volatility— 67%; contractual life— 6.5 years; average fair market value per option granted— $19.38.
During the first quarter of 2005, the Company granted 200,000 options to the current Chairman of the Board in connection with a consulting agreement. The aggregate value of the options at the grant date, based upon the Black-Scholes option pricing model, was $3,313. The options are revalued each reporting period to reflect fair value based upon the Black-Scholes option pricing model and are expensed over a two year vesting period. The aggregate value of the options as of September 30, 2005 was $3,667. The amount recognized as expense for the three months and nine months ended September 30, 2005 was $300 and $1,222 respectively. The options were valued based upon the Black-Scholes option pricing model using the following assumptions: risk free interest rate— 4.3%; dividend yield— zero; expected volatility— 67%; contractual life— 9.3 years; average fair market value per option granted— $18.33.

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
The Company will use the “modified prospective” method to apply Statement 123(R).
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
2. Inventories
The components of inventories are as follows:

	September 30,	December 31,
	2005	2004
Paper	$4,838	$4,279
Product merchandise	—	1,236

	4,838	5,515
Less: reserve for obsolete and excess inventory	—	286

	$4,838	$5,229

3. Loss per share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.

Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock.
As of September 30, 2005 and 2004, antidilutive options, warrants, and restricted stock that are excluded from the computation of diluted earnings per share because the effect would have been antidilutive were 5,209,155 and 2,530,881, respectively.
4. Industry segments
The Company is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Television, Merchandising and Internet/Direct Commerce. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Television segment consists of the Company’s television production operations that produce television programming that airs in syndication in the United States and on cable. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet/Direct Commerce segment comprises its direct-to-consumer floral business and the website marthastewart.com. Historically, this segment included the Company’s operations relating to its catalog, “Martha Stewart: The Catalog For Living”, which was discontinued in 2004.
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

Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
OPERATING INCOME (LOSS)
Publishing	$(2,544)	$(5,576)	$(14,526)	$(13,276)
Television	(3,537)	(1,822)	(25,836)	(7,300)
Merchandising	4,055	4,805	15,858	16,608
Internet/Direct Commerce	(963)	(2,685)	(3,618)	(7,790)

Operating Loss before Corporate Expense	(2,989)	(5,278)	(28,122)	(11,758)
Corporate Expense	(23,865)	(10,876)	(52,724)	(38,761)

Total Operating Loss	(26,854)	(16,154)	(80,846)	(50,519)

DEPRECIATION AND AMORTIZATION
Publishing	247	149	742	269
Television	462	57	609	173
Merchandising	211	189	629	570
Internet/Direct Commerce	231	248	722	740
Corporate Expense	924	1,024	2,780	3,224

Total Depreciation and Amortization	2,075	1,667	5,482	4,976

NON-CASH EQUITY COMPENSATION
Publishing	420	25	1,620	127
Television	28	—	17,355	—
Merchandising	78	(97)	232	(72)
Internet/Direct Commerce	9	—	28	—
Corporate Expense	12,740	1,062	18,535	3,414

Total Non-Cash Equity Compensation	13,275	990	37,770	3,469

OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND NON-CASH EQUITY COMPENSATION
Publishing	(1,877)	(5,402)	(12,164)	(12,880)
Television	(3,047)	(1,765)	(7,872)	(7,127)
Merchandising	4,344	4,897	16,719	17,106
Internet/Direct Commerce	(723)	(2,437)	(2,868)	(7,050)

Operating Loss before Depreciation and Amortization and Non-Cash Equity Compensation and before Corporate Expense	(1,303)	(4,707)	(6,185)	(9,951)
Corporate Expense	(10,201)	(8,790)	(31,409)	(32,123)

TOTAL OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION AND NON-CASH EQUITY COMPENSATION	$(11,504)	$(13,497)	$(37,594)	$(42,074)

5. Business Acquisitions
In August 2004, the Company acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter, which are publications featuring “natural living” content. The primary purpose of the acquisition was to enter a new market and to launch “natural living” as a new “omni” lifestyle category and brand for the Company. Consistent with SFAS No. 141, “Business Combinations,” the acquisitions were accounted for under purchase accounting.
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
The intangible subscriber list is subject to an eighteen month amortization period. For the three and nine month periods ended September 30, 2005 approximately $150 and $450 was charged to amortization expense and accumulated amortization, respectively.
6. Related Party Transaction
During the second quarter of 2005, the Company reimbursed Martha Stewart approximately $2,800 for certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Company’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Company believes that substantially all amounts reimbursed to Ms. Stewart will be reimbursable to the Company under its Directors & Officers insurance policy and, accordingly, has recorded the amount as a receivable as of September 30, 2005.
7. Discontinued Operations
In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. The loss from operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2005	2004	2005	2004

Loss from operations	$(122)	$(129)	$(374)	$(417)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
( In this report, the terms “we,” “us,” “our” and “MSO” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
TRENDS, RISKS AND UNCERTAINTIES
Since June 2002, as a result of the criminal and civil proceedings and related publicity surrounding Martha Stewart’s sale of non-Company stock, we experienced substantial negative effects on our business. Although we cannot provide any assurances regarding future trends, in 2005 we have begun to see certain improvements in our business. Those improvements principally include an increase in advertising pages and rates as well as improved circulation trends in our flagship magazine, Martha Stewart Living. We are also cautiously optimistic about similar improvements in certain other areas of the Company, including continued improvements in advertising pages and revenue in certain of the Company’s other magazines, as well as the launch of a Martha Stewart-branded satellite radio channel on SIRIUS satellite radio. On September 12, 2005 we launched our new syndicated television program. While initial viewer response to the show has been favorable, ratings for the first seven weeks, although fluid, have been below our budgeted expectations. Accordingly, we now expect to report a loss in the segment for the fourth quarter of 2005. Additionally, during the third quarter, as part of an agreement with Mark Burnett, a well regarded producer of prime-time programming, the Company participated in the production of a primetime network television series titled, “The Apprentice: Martha Stewart.” While MSO does not have a direct financial ownership interest in the prime-time program, we expect to benefit from promotion of the Company’s brands, products and its business. We believe that this program has exposed the brand to a wider audience of viewers, consumers and business partners. Related to this program, we expect to record a non-cash charge of approximately $5.5 million in the fourth quarter due to the vesting of certain previously granted warrants related to “The Apprentice: Martha Stewart.” The actual non-cash charge related to the warrant may vary depending on the final value on the date of vesting. While we account for the non-cash charge based on a fair value methodology, the actual impact to the company and its shareholders in the form of dilution will be the issuance of common shares. Based on a $20 stock price, and the recipient exercising all 2.5 million shares covered by the warrant, the actual shares issued would approximate 1.6 million shares. Currently, of the 2.5 million shares covered by the warrant 1.3 million are vested, and we expect an additional 0.4 million to vest in the fourth quarter.
In August 2004, we decided to discontinue “Martha Stewart: The Catalog for Living” and its online product offerings, which are included in the Internet/Direct Commerce segment. The operations of the Catalog for Living and the online component of this business were not profitable. Currently, the Internet/Direct Commerce segment principally consists of an online floral business, marthasflowers.com, as well as the online content portion of our business. As a result of the changes to the business, we expect to see a further reduction in revenue and operating costs and a reduced operating loss in this segment in the near term.
The Company’s current agreement with Kmart provides for certain minimum guaranteed royalty payments. Due principally to store closures (since the signing of the agreement in June 2001, Kmart has closed approximately 30% of its stores) and lower same-store sales, we expect the minimum guarantees will exceed the royalties that otherwise would be earned from actual retail sales through 2007. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0
For the year ending January 31, 2009, the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009. Furthermore, up to $3.8 million of the January 31, 2005 and January 31, 2006 minimum royalty payments and $2.5 million of the January 31, 2007 and January 31, 2008 minimum royalty payments, but not more than $10.0 million in the aggregate over the term of the agreement, will be deferred and subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.

Results of Operations
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
PUBLISHING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$10,806	$7,501	$3,305
Circulation	16,074	14,335	1,739
Other	684	399	285

Total Publishing Segment Revenue	27,564	22,235	5,329

Publishing Operating Costs and Expenses
Production, distribution and editorial	17,281	15,342	(1,939)
Selling and promotion	11,401	11,679	278
General and administrative	759	616	(143)
Non-cash compensation expense	420	25	(395)
Depreciation and amortization	247	149	(98)

Total Publishing Operating Costs and Expenses	30,108	27,811	(2,297)

Operating Loss	$(2,544)	$(5,576)	$3,032

Publishing revenues increased $5.3 million, or 24%, to $27.6 million for the three months ended September 30, 2005, from $22.2 million for the three months ended September 30, 2004. Advertising revenue increased $3.3 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine which accounted for $3.5 million of the increase. Circulation revenue increased $1.7 million primarily due to an increase in units sold of Martha Stewart Living as well as an increase in the subscription revenue per copy. The increase was also attributable to the acquisition of Body & Soul Omnimedia, Inc. (which includes both Body + Soul magazine as well as Dr. Andrew Weil’s Self Healing newsletter) in August of 2004 which increased $1.0 million in the current quarter.
Magazine Publication Schedule

	Third Quarter 2005	Third Quarter 2004

Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	No Issue	No Issue
Everyday Food	Two Issues	Two Issues
Special Interest Publications	Two Issues	Three Issues
Body + Soul (a)	Two Issues	Two Issues
Dr. Andrew Weil’s Self Healing	Three Issues	Two Issues
Newsletter (a)

(a)	The titles were acquired in August 2004; therefore, prior year amounts are not comparable.
Production, distribution and editorial expenses increased $1.9 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher paper, printing and postage costs, as well as the costs associated with Body & Soul Omnimedia, Inc., partially offset by a reduction in costs associated with publishing one fewer issue of Kids: Fun Stuff to do Together in the period. The increase is also due in part to higher compensation costs related to an increase in advertising staffing levels. Selling and promotion decreased $0.3 million due primarily to lower subscription acquisition costs in both Martha Stewart Living and Everyday Food partially offset by higher compensation costs related to an increase in advertising revenue. Additionally, the prior year period included costs associated with an Everyday Food marketing campaign.

TELEVISION SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Television Revenue
Advertising	$1,421	$606	$815
Licensing and other	1,974	1,597	377

Total Television Segment Revenue	3,395	2,203	1,192

Television Operating Costs and Expenses
Production, distribution and editorial	2,265	3,036	771
Selling and promotion	1,511	125	(1,386)
General and administrative	2,666	807	(1,859)
Non-cash equity compensation	28	—	(28)
Depreciation and amortization	462	57	(405)

Total Television Operating Costs and Expenses	6,932	4,025	(2,907)

Operating Loss	$(3,537)	$(1,822)	$(1,715)

Television revenues increased $1.2 million, or 54%, to $3.4 million for the quarter ended September 30, 2005, from $2.2 million for the quarter ended September 30, 2004. Both advertising and licensing revenue increased primarily due to the inclusion of three weeks of revenue related to our new nationally syndicated program which launched on September 12, 2005.
Production, distribution and editorial expenses decreased $0.7 million due principally to the launch of our syndicated program which allowed us to defer certain production costs for matching against future revenue. As of September 30, 2005 our deferred production cost balance was $6.1 million, an increase of $4.1 million from the balance of $2.0 million on June 30, 2005. Selling and promotion expense increased $1.4 million in the quarter principally due to marketing associated with the launch of our syndicated program. General and administrative expense increased $1.9 million primarily due to higher professional fees and increased occupancy costs. The current quarter included only three weeks of revenue related to our new program as well as certain up-front costs related to the launch.

MERCHANDISING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$6,654	$6,849	$(195)
Kmart minimum true-up	—	—	—
Other	1,686	1,165	521

Total Merchandising Segment Revenue	8,340	8,014	326

Merchandising Operating Costs and Expenses
Production, distribution and editorial	2,060	1,712	(348)
Selling and promotion	188	196	8
General and administrative	1,748	1,209	(539)
Non-cash compensation expense	78	(97)	(175)
Depreciation and amortization	211	189	(22)

Total Merchandising Operating Costs and Expenses	4,285	3,209	(1,076)

Operating Income	$4,055	$4,805	$(750)

Merchandising revenues increased $0.3 million, or 4%, to $8.3 million for the quarter ended September 30, 2005, from $8.0 million for the quarter ended September 30, 2004, primarily due to higher revenue from our program with Sears Canada due to minimum royalty payments, partially offset by lower sales of our Martha Stewart Everyday products at Kmart due to lower total store sales. The revenue decline was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased by approximately 3% on February 1, 2005.
Production, distribution and editorial as well as general and administrative expenses increased principally due to higher employee compensation.

INTERNET/DIRECT COMMERCE SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Internet/Direct Commerce Revenue
Product	$1,109	$5,978	$(4,869)
Other	446	223	223

Total Internet/Direct Commerce Segment Revenue	1,555	6,201	(4,646)

Internet/Direct Commerce Operating Costs and Expenses
Production, distribution and editorial	1,683	7,223	5,540
Selling and promotion	297	447	150
General and administrative	298	968	670
Non-cash compensation expense	9	—	(9)
Depreciation and amortization	231	248	17

Total Internet/Direct Commerce Operating Costs and Expenses	2,518	8,886	6,368

Operating Loss	$(963)	$(2,685)	$1,722

Internet/Direct Commerce revenues decreased $4.6 million, to $1.6 million for the three months ended September 30, 2005, from $6.2 million for the three months ended September 30, 2004. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business and higher advertising revenue. The decline in commerce sales related to our catalog offerings was largely attributable to the discontinuance of “Martha Stewart: The Catalog for Living in 2004.” As a result of this action, we expect to see a continued reduction in revenue and operating costs and a reduced operating loss in this segment in 2005.
Production, distribution and editorial costs decreased $5.5 million due to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses. Catalog production and distribution costs also decreased in the quarter as we discontinued mailing the catalog. The segment also benefited from lower staffing levels. General and administrative expenses decreased $0.7 million due to lower occupancy-related costs.

CORPORATE

	2005	2004
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$98	$92	$(6)
Selling and promotion	21	26	5
General and administrative	10,082	8,672	(1,410)
Non-cash compensation expense	12,740	1,062	(11,678)
Depreciation and amortization	924	1,024	100

Total Corporate Operating Costs and Expenses	23,865	10,876	(12,989)

Operating Loss	$(23,865)	$(10,876)	$(12,989)

Corporate operating costs and expenses increased $13.0 million, to $23.9 million for the three months ended September 30, 2005, from $10.9 million for the three months ended September 30, 2004. General and administrative expenses increased $1.4 million, principally due to higher professional fees including legal and consulting fees as well as higher occupancy costs related to the expense associated with facility space that was previously included in the Internet/Direct Commerce segment which is now included in Corporate. These costs were partially offset by the absence of employee retention expenses. The increase in non-cash compensation expense is principally related to a $10.8 million charge related to the vesting of certain warrants granted in connection with the airing of “The Apprentice: Martha Stewart.” The valuation methodology supporting the non-cash charge related to the warrants is described in Note 1 to the condensed consolidated financial statements and is based on a fair value methodology. Additionally, the company currently expects to take a charge of $1.7 million ($1.1 million non-cash compensation and $0.6 million cash compensation) in the fourth quarter related to a consulting agreement approved subsequent to quarter-end with the Chairman of the Board.
OTHER ITEMS
Income tax benefit (expense). Income tax expense for the quarter ended September 30, 2005 was ($0.1) million, compared to an income tax benefit of $0.8 million for the quarter ended September 30, 2004. The current period provision includes a valuation allowance of $9.2 million against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.1 in both the current and prior year periods. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.
Net Loss. Net loss was $(26.1) million for the quarter ended September 30, 2005, compared to a net loss of $(15.0) million for the quarter ended September 30, 2004, as a result of the above mentioned factors.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
PUBLISHING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$33,101	$24,055	$9,046
Circulation	49,847	44,690	5,157
Other	1,678	1,160	518

Total Publishing Segment Revenue	84,626	69,905	14,721

Publishing Operating Costs and Expenses
Production, distribution and editorial	52,264	45,761	(6,503)
Selling and promotion	42,495	35,540	(6,955)
General and administrative	2,031	1,484	(547)
Non-cash compensation expense	1,620	127	(1,493)
Depreciation and amortization	742	269	(473)

Total Publishing Operating Costs and Expenses	99,152	83,181	(15,971)

Operating Loss	$(14,526)	$(13,276)	$(1,250)

Publishing revenues increased $14.7 million, or 21%, to $84.6 million for the nine months ended September 30, 2005, from $69.9 million for the nine months ended September 30, 2004. Advertising revenue increased $9.1 million, primarily due to an increase in both advertising pages and rate in both Martha Stewart Living and Everyday Food magazines, which accounted for $6.2 million and $1.8 million of the increase, respectively. The increase was also attributable to the acquisition of Body & Soul Omnimedia, Inc. (which includes both Body + Soul magazine as well as Dr. Andrew Weil’s Self Healing newsletter) in August of 2004, which contributed $2.8 million to advertising revenue in the 2005 period. Circulation revenue increased $5.2 million, primarily due to the addition of Body & Soul Omnimedia, Inc., which accounted for $2.8 million of the increase, and an increase in revenue from Martha Stewart Living of $2.0 million and Everyday Food of $0.8 million, both resulting from higher subscription revenues.
Magazine Publication Schedule

	Nine months ended September 2005	Nine months ended September 2004

Martha Stewart Living	Nine Issues	Nine Issues
Martha Stewart Weddings	Three Issue	Three Issue
Everyday Food	Eight Issues	Eight Issues
Special Interest Publications	Five Issues	Seven Issues
Body + Soul (a)	Six Issues	Two Issues
Dr. Andrew Weil’s Self	12 Issues	Five Issues
Healing Newsletter (a)

(a)	The titles were acquired in August 2004; therefore, prior year amounts are not comparable.
Production, distribution and editorial expenses increased $6.5 million primarily reflecting costs associated with the increase in advertising pages in Martha Stewart Living, the addition of the Body & Soul group, as well as the additional costs associated with an increase in both pages and total number of units printed for Everyday Food magazine related to an increase in circulation, which results in higher paper, printing and postage costs. The increase was partially offset by lower paper, printing and distribution costs of Kids: Fun Stuff To Do Together magazine, due to the reduced frequency. Selling and promotion expenses increased $7.0 million primarily due to costs associated with the Body & Soul group acquisition, higher circulation costs for Martha Stewart Living due to higher volume of subscription acquisition mailings, as well as employee related costs including severance. The increase was partially offset by lower circulation costs for Everyday Food magazine, as the prior year period included costs associated with the magazine’s rapid circulation growth, as well as a reduction in marketing efforts for the Kids: Fun Stuff To Do Together magazine. The increase in non-cash equity compensation included employee severance costs, as well as costs associated with the company’s annual equity grant.
TELEVISION SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Television Revenue
Advertising	$2,199	$3,742	$(1,543)
Licensing and other	3,840	5,694	(1,854)

Total Television Segment Revenue	6,039	9,436	(3,397)

Television Operating Costs and Expenses
Production, distribution and editorial	4,996	12,914	7,918
Selling and promotion	2,554	1,023	(1,531)
General and administrative	6,361	2,626	(3,735)
Non-cash compensation expense	17,355	—	(17,355)
Depreciation and amortization	609	173	(436)

Total Television Operating Costs and Expenses	31,875	16,736	(15,139)

Operating Loss	$(25,836)	$(7,300)	$(18,536)

Television revenues decreased $3.4 million, or 36% to $6.0 million for the nine months ended September 30, 2005, from $9.4 million for the nine months ended September 30, 2004. The decrease is primarily due to the absence of revenue from our syndicated daily program, which did not air from September 2004 through mid September 2005.
Production, distribution and editorial expenses decreased $7.9 million as the prior year amounts included production costs related to our old show for the majority of the year, while the current period only includes amounts recognized related to our new show which launched in September 2005. Selling and promotion expense increased $1.5 million due principally to marketing spending associated with the launch of our syndicated program. General and administrative expense increased $3.7 million primarily due to higher professional fees and increased occupancy costs. Non-cash equity compensation includes a $16.8 million charge related to the vesting of certain warrants granted in connection with our syndicated show.

MERCHANDISING SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$21,772	$22,713	$(941)
Kmart minimum true-up	2,078	2,412	(334)
Other	4,044	4,581	(537)

Total Merchandising Segment Revenue	27,894	29,706	(1,812)

Merchandising Operating Costs and Expenses
Production, distribution and editorial	6,261	6,875	614
Selling and promotion	136	767	631
General and administrative	4,778	4,958	180
Non-cash equity compensation	232	(72)	(304)
Depreciation and amortization	629	570	(59)

Total Merchandising Operating Costs and Expenses	12,036	13,098	1,062

Operating Income	$15,858	$16,608	$(750)

Merchandising revenues decreased $1.8 million, or 6%, to $27.9 million for the nine months ended September 30, 2005, from $29.7 million for the nine months ended September 30, 2004, primarily due to lower product sales at Kmart as a result of lower total store sales, partially offset by minimum royalty payments from Sears Canada. The revenue decline at Kmart was partially offset by an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2005. The Kmart minimum true-up is the pro-rata portion of revenue related to the contractual minimum royalty amounts covering the first quarter, net of amounts subject to recoupment. Other revenue declined in the quarters principally due to the absence of royalty revenue from the Martha Stewart Signature Flooring program which was terminated in late 2004, as well as lower sales of our Martha Stewart Signature Furniture program.
Production, distribution and editorial expense decreased $0.6 million due to lower compensation costs. Selling and promotion expenses decreased $0.6 million in the period due to lower marketing expenses related to our Martha Stewart Signature program. General and administrative expense decreased $0.2 million with lower professional fees partially offset by higher compensation related costs. Total compensation costs in the segment increased for the year-to-date period.

INTERNET/DIRECT COMMERCE SEGMENT

	2005	2004
	(unaudited)	(unaudited)	Variance
Internet/Direct Commerce Revenue
Product sale	$6,081	$17,704	$(11,623)
Other	831	475	356

Total Internet/Direct Commerce Segment Revenue	6,912	18,179	(11,267)

Internet/Direct Commerce Operating Costs and Expenses
Production, distribution and editorial	7,941	20,930	12,989
Selling and promotion	912	1,438	526
General and administrative	927	2,861	1,934
Non-cash compensation expense	28	—	(28)
Depreciation and amortization	722	740	18

Total Internet/Direct Commerce Operating Costs and Expenses	10,530	25,969	15,439

Operating Loss	$(3,618)	$(7,790)	$4,172

Internet/Direct Commerce revenues decreased $11.3 million, or 62%, to $6.9 million for the nine months ended September 30, 2005, from $18.2 million for the nine months ended September 30, 2004. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business and higher advertising revenue. The decline in commerce sale was largely attributable to the discontinued Martha Stewart: The Catalog for Living in 2004. As a result of this action, we expect to see a continued reduction in revenue, operating costs and a reduced operating loss in this segment in 2005.
Production, distribution and editorial costs decreased $13.0 million, or 62%, due to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses. Catalog production and distribution costs also decreased in the nine month period as we discontinued mailing the catalog. The segment also benefited from lower staffing levels. General and administrative expenses decreased $1.9 million due primarily to lower occupancy related costs.

CORPORATE

	2005	2004
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$293	$277	$(16)
Selling and promotion	65	77	12
General and administrative	31,051	31,769	718
Non-cash compensation expense	18,535	3,414	(15,121)
Depreciation and amortization	2,780	3,224	444

Total Corporate Operating Costs and Expenses	52,724	38,761	(13,963)

Operating Loss	$(52,724)	$(38,761)	$(13,963)

General and administrative expenses decreased $0.7 million principally resulting from the expiration of certain employee retention programs, lower professional fees due to the recovery through directors and officers insurance of certain legal fees and lower location fees. The decrease was partially offset by higher occupancy related costs, as occupancy costs previously allocated to the Internet/Direct Commerce segment are now included in this segment. The increase in non-cash compensation expense is principally related to the vesting of certain warrants granted in connection with the airing of “The Apprentice: Martha Stewart”. The increase is also attributable to higher employee and director equity grants.
OTHER ITEMS
Income tax benefit (expense). Income tax expense for the nine months ended September 30, 2005 was ($0.2) million, compared to an income tax benefit of $2.5 million for the nine months ended September 30, 2004. The current period provision includes a valuation allowance of $27.7 million taken against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.4 million for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility related.
Net Loss. Net loss was ($78.7) million for the nine months ended September 30, 2005, compared to a net loss ($52.3) million for the nine months ended September 30, 2004, as a result of the above mentioned factors.
Liquidity and Capital Resources
Cash and cash equivalents were $31.2 million and $104.6 million and short-term investments were $90.8 million and $35.3 million at September 30, 2005 and December 31, 2004, respectively. In total, cash and cash equivalents along with short-term investments, were $135.8 million and $126.1 million at September 30, 2005 and December 31, 2004, respectively.
Cash flows used in operating activities were $19.9 million and $10.9 million during the nine months ended September 30, 2005 and 2004, respectively. Cash flows used in operating activities during the nine months ended September 30, 2005 were primarily due to a net loss for the period of $78.7 million, partially offset by amortization of equity-based compensation expense of $37.8 million, changes in operating assets and liabilities of $15.6 million and depreciation and amortization of $5.5 million. The changes in operating assets and liabilities included a decrease in accounts receivable due to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by the deferral of television production costs related to our new syndicated program. Cash flows used in operating activities during the nine months ended September 30, 2004 were primarily due to a net loss for the period of $52.3 million and decreases in operating assets and liabilities of $29.2 million, partially offset by depreciation and amortization of $5.0 million. The changes in operating assets and liabilities include a decrease in accounts receivable due principally to lower advertising revenue, offset by a decrease in accounts payable and lower deferred subscription income.

Cash flows used in investing activities were $61.7 million during the nine months ended September 30, 2005, compared to cash flows used in investing activities of $43.0 million during the nine months ended September 30, 2004. Cash flows used in investing activities in 2005 resulted from the net purchase of short-term investments of $55.5 million, as well as capital expenditures of $6.2 million. Cash flows used in investing activities in 2004 resulted from the net purchase of short-term investments of $35.8 million, the acquisition of certain assets of Body & Soul magazine and the Dr. Weil Self Healing newsletter of $6.4 million and capital expenditures of $0.8 million.
Cash flows provided by financing activities for the nine month periods ended September 30, 2005 and 2004 were $8.2 million and $0.6 million, respectively, representing proceeds received from the exercise of employee stock options.
We have a line of credit with Bank of America in the amount of $5 million, which is generally used to secure outstanding letters of credit. As of September 30, 2005, the Company had outstanding letters of credit of $2.1 million as security for certain leases and no outstanding borrowings under this facility.
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
Critical Accounting Policies and Estimates
General
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.
Revenue Recognition
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet/Direct Commerce segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Revenues for royalties in our merchandising business are accrued on a monthly basis based on sales volume data provided to us by our partners and payment is generally made by our partners on a quarterly basis. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. Some of our other merchandising agreements also contain minimum guarantee provisions. These minimum guarantees will be recorded when such amounts are both determinable and deemed collectible. Television advertising revenues are recorded when the related commercial is aired and is recorded net of estimated reserves for television audience underdelivery. Television royalties are recorded as earned in accordance with specific terms of each agreement.
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
Intangible assets
A substantial portion of our intangible assets is goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company’s goodwill is attributable to certain magazines in its Publishing segment. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit (magazines) in which the goodwill resides to its carrying value.
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
Forward-looking Statements and Risk Factors
We have included in this Quarterly Report certain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as “may,” “will,” “should,” “could”, “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. The Company’s actual results may differ materially from those projected in these statements, and factors that could cause such differences include:
•	adverse reactions to publicity relating to Martha Stewart by consumers, advertisers and business partners, including an adverse reaction to the resolution of legal proceedings in which she is a party;

•	adverse resolution of some or all of the Company’s ongoing litigation;

•	downturns in national and/or local economies;

•	shifts in our business strategies;

•	a loss of the services of Ms. Stewart;

•	a loss of the services of other key personnel;

•	a softening of the domestic advertising market;

•	changes in consumer reading, purchasing and/or television viewing patterns;

•	unanticipated increases in paper, postage or printing costs;

•	operational or financial problems at any of our contractual business partners;

•	the receptivity of consumers to our new product introductions; and,

•	changes in government regulations affecting the Company’s industries.
Certain of these and other factors are discussed in more detail in other parts of this report, especially in the sections, “Business — Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. In connection with the launch of our new nationally syndicated television program, the Company completed an advertising billing system implementation and, accordingly, designed and applied related internal controls in the third quarter. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934), occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Class Action Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers) as defendants. All such individuals other than Martha Stewart are collectively referred to herein as the “Individual Defendants.” The action consolidated seven class actions previously filed in the Southern District of New York: Semon v. Martha Stewart Living Omnimedia, Inc. (filed August 6, 2002), Rosen v. Martha Stewart Living Omnimedia, Inc. (filed August 21, 2002), MacKinnon v. Martha Stewart Living Omnimedia, Inc. (filed August 30, 2002), Crnkovich v. Martha Stewart Living Omnimedia, Inc. (filed September 4, 2002), Rahilly v. Martha Stewart Living Omnimedia, Inc. (filed September 6, 2002), Steele v. Martha Stewart Living Omnimedia, Inc. (filed September 13, 2002), and Hackbarth v Martha Stewart Living Omnimedia, Inc. (filed September 18, 2002). The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants omitted material information and made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further alleged that the Individual Defendants traded MSO stock while in possession of material non-public information, but as explained below, all such allegations have been dismissed. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court.
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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title
10.1	Employment letter agreement between Martha Stewart Living Omnimedia, Inc. and John Cuti
(incorporated by reference to the Current Report on Form 8-K filed on September 8, 2005).

10.2	Consulting arrangement between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment Inc. an entity for which Mr. Charles A. Koppelman, the Chairman of the Board of the Registrant, serves as Chairman and Chief Executive Officer (incorporated by reference to the Current Report on Form 8-K filed on October 21, 2005).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 8, 2005

/s/ James Follo

Name:	James Follo
Title:	Chief Financial and Administrative Officer