Form 10-K
period 2005-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2006-03-07
CIK 1091801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Large accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding on March 2, 2006, but using the price at which the stock was last sold on June 30, 2005, was $651,823,992.*
* Excludes 2,889,303 shares of our Class A Common Stock, and 26,873,512 shares of our Class B Common Stock, held by directors, officers and our founder, as of December 31, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.
Number of Shares Outstanding As of March 2, 2006:
25,227,342 shares of Class A Common Stock
26,873,512 shares of Class B Common Stock
Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for Its Annual Meeting
of Stockholders Currently Scheduled for May 16, 2006 Are Incorporated
by Reference into Part III of this Report.

     In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.
FORWARD-LOOKING STATEMENTS
     We have included in this Annual Report certain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. The Company’s actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” as detailed in Item 1A of this Annual Report, as well as other factors, including those discussed in the following sections, “Business—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
PART I
Item 1. Business.
OVERVIEW
     We are an integrated content company devoted to enriching the changing lives of today’s women. Martha Stewart Living Omnimedia is about the handmade, the homemade, the artful, the innovative, the practical and the beautiful. We are not just about lifestyle, but about tools for modern living — not just about the how-to but about the why-to. We aim to inspire the innate creativity that can transform homemaking into domestic arts or a simple dinner into a celebration — filling our lives with a little more quality, a little more permanence, a little more everlasting beauty. Our company is not just a teacher but an idea, a laboratory, a community, spreading the art of the everyday. The content and merchandise we create generally span eight core areas:
     Home: decorating, collecting, and renovating.
     Cooking & Entertaining: recipes, techniques, and indoor and outdoor entertaining.
     Gardening: planting, landscape design, and outdoor living.
     Crafts: how-to projects.
     Holidays: celebrating special days and special occasions.
     Organizing: homekeeping, petkeeping, clotheskeeping, restoring, and other types of domestic maintenance.
     Weddings: all aspects of planning and celebrating a wedding.
     Baby & Kids: cooking, decorating, crafts, and other projects and celebrations surrounding infants and children.
     The content generated from our eight core content areas is then distributed through our four business segments — Publishing, Broadcasting, Merchandising and Internet — through which content and merchandise relating to our eight core content areas are created and distributed to consumers. As of March 2, 2006, we had approximately 656 employees. Our revenues from foreign sources were $9.3 million, $7.1 million and $8.7 million in 2005, 2004 and 2003, respectively. Substantially all of our assets are located within the United States.
HISTORY
     Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books relating to a variety of our core content areas. In 1991, Time Publishing Ventures, Inc. (“TPV”), a subsidiary of Time Inc., launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a Martha Stewart Living weekly television program hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In late 1996 and early 1997, a series of transactions occurred resulting in MSLO LLC operating all Martha Stewart-related businesses. Ms. Stewart was the majority owner of MSLO LLC; TPV retained a small equity interest in the business. Additionally, affiliates of TPV entered into various agreements with MSLO LLC pursuant to which such affiliates would provide newsstand distribution services for our magazines, provide fulfillment services for our magazines and direct commerce business, publish certain books containing content originally featured in our magazines, and provide various corporate services to us.
     On October 22, 1999, MSLO LLC merged into MSO, then a wholly owned subsidiary of MSLO LLC. Immediately following the merger, we consummated an initial public offering of 8,280,000 shares of our Class A Common Stock at an offering price of $18 per share, receiving aggregate proceeds, net of underwriting discounts, commissions and expenses, of $132.3 million.
RECENT DEVELOPMENTS
     In November 2005, we launched Martha Stewart Living Radio, a partnership with SIRIUS Satellite Radio, bringing our content to women and their families 24 hours a day.
     In January 2006, we announced that we entered into a licensing relationship with EK Success, LTD and GTCR Golder Rauner, LLC to create, market and sell paper-based craft products. We expect to launch these Martha Stewart Crafts products in the fourth quarter of 2006 or the first quarter of 2007. We expect the products will be available in a variety of craft stores nationwide.
     In February 2006, we announced an expanded collaboration with KB Home, bringing together the high-quality and innovative architectural designs of one of the country’s leading homebuilders with the inspiration of the leading provider of ideas and products for both inside and outside the home. Initial model homes were built in North Carolina pursuant to our initial agreement with KB, which we announced in October 2005. Under the new agreement, we anticipate collaborating with KB on residential communities throughout the United States.
BUSINESS SEGMENTS
     Our four business segments are described below. Additional financial information relating to these segments may be found in Note 15 to our Consolidated Financial Statements on page F-23 of this Report.
PUBLISHING
     Our Publishing segment currently consists of our operations relating to magazines, books and newspapers. In 2005, revenues from magazine advertising and circulation represented approximately 41% and 55% of the segment’s revenues, respectively.
Magazines
     Martha Stewart Living. Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. The magazine appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living seeks to offer reference-quality and original how-to information from our core content areas for the homemaker and other consumers in a unique upscale editorial and aesthetic environment. Martha Stewart Living has won numerous prestigious industry awards. Revenues generated by Martha Stewart Living magazine constitute the substantial majority of our magazine revenues.
     Everyday Food. We launched Everyday Food in September of 2003 after publishing four test issues earlier in the year. Everyday Food, a digest sized magazine featuring quick, easy recipes, was created for the supermarket shopper and the everyday cook. The magazine targets women ages 25 to 49, and is intended to broaden our consumer audience while developing a new brand.
     Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994 as an annual publication, published it semi-annually in 1997, and quarterly in 1999. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands.

     Body + Soul. In August 2004, the Company acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter (“Body & Soul group”), which are publications featuring “natural living” content. The newsletter generates substantially all of its revenue from subscriptions, while the magazine generates both advertising and circulation revenue. Body & Soul group also sells a limited line of “natural living” related merchandise, which we record as publishing revenue attributed to Body + Soul.
     Magazine Summary

Title	2005 Average Circulation	Annual Frequency
Martha Stewart Living	1,950,483	12x
Everyday Food	875,669	10x
Martha Stewart Weddings	255,033	4x
Body + Soul	305,453	8x
     Special Interest Publications. In addition to our periodic magazines, we publish certain special interest magazine editions. We began with one in 1998, growing to seven publications in 2005. Our Special Interest Publications provide in-depth advice and ideas around a particular topic contained in one or more of our core content areas, allowing us to draw upon our distribution network and brand name to further promote our expertise. Additionally, we use this format to explore additional content areas, potential new standalone titles and branding variations. Our Special Interest Publications can be sponsored by a single advertiser, multiple advertisers, or contain no advertising, and, depending on the issue, may be sold at newsstands, distributed to subscribers with issues of Martha Stewart Living, or sold as part of an annual subscription.
     Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by an affiliate of Time Inc. under an agreement that expires with the December 2007 issue of Martha Stewart Living, but which we currently have the right to cancel. Our subscription fulfillment services are provided by another affiliate of Time Inc. under an agreement that expires in December 2008, and is renewable for an additional three-year period at our option.
Books
     We create two different types of books: Martha Stewart Living books and Martha Stewart-authored books. Our current book library comprises 51 titles. Of these books, 35 are Martha Stewart Living books, and 16 are Martha Stewart-authored books. We own the copyrights to all of these books. The Martha Stewart Living books historically have consisted of a mixture of content previously published in our magazines and original material. In the fourth quarter of 2005 we published two books, Martha Stewart’s Baking Handbook, and The Martha Rules.
Competition
     Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category. Our Special Interest Publications can compete with a variety of magazines depending on the focus of the particular issue. Body + Soul competes for readers and advertising dollars primarily with women’s lifestyle and natural living magazines.
Seasonality
     Our Publishing segment can experience fluctuations in quarterly performance due principally to publication schedule variations from year to year and other seasonality factors. Martha Stewart Weddings was published five times in 2005, including one special issue: three issues in the second quarter and two issues in the fourth quarter. Additionally, the publication schedule for our Special Interest Publications can vary and lead to quarterly fluctuations in the segment’s results.

BROADCASTING
     Our Broadcasting business segment consists of our operations relating to the production of television programming, the domestic and international distribution of that programming in existing and repurposed formats, a line of theme-based DVDs and the operations of our satellite radio channel. We generally own the copyrights for all content we produce for our television and satellite radio programs.
     In September 2005, we launched MARTHA, a syndicated daily lifestyle series hosted by Martha Stewart. Filmed in front of a studio audience, the show consists of several segments which feature inspiring ideas and new projects from one or several of our eight core content areas. NBC Universal Domestic Television Distribution distributes the program domestically. The Broadcasting segment previously produced the Martha Stewart Living show which ceased airing in September 2004.
     Our television operations also currently include a cable television distribution agreement with The Style Network, which airs existing programming from the Martha Stewart Living program, with Discovery Networks, whose TLC service airs day-and-date replays of the daily MARTHA show and whose Discovery Home service airs From Martha’s Home and From Martha’s Garden. Everyday Food, an original series inspired by the magazine of the same name, airs weekly on PBS stations nationwide.
     Petkeeping with Marc Marrone, a nationally syndicated half-hour program, focuses on providing practical how-to information about the care of all types of pets. The program is distributed by Tribune Entertainment.
     In October 2005, we introduced a line of theme-based DVDs, produced from existing content and distributed with Warner Home Video to retailers nationwide under an agreement which extends through 2009.
     In November 2005, we launched the Martha Stewart Living Radio channel on SIRIUS Satellite Radio. Our channel provides programming designed for women listeners and their families, 24 hours-a-day, seven days-a-week. Under the terms of the four year agreement, we receive a fixed revenue stream earned evenly over the life of the contract.
Competition
     Television is a highly competitive business. Our television programs compete directly for viewers, distribution and/or advertising dollars with other how-to television programs, as well as with general programming on other television stations. Overall competitive factors in this segment include programming content, quality and distribution and demographic appeal of the programming. As in publishing, competition for television and radio advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff. While the revenue from our radio business is contractually guaranteed, we compete for listeners with other similarly themed programming radio on both satellite and terrestrial radio.
MERCHANDISING
     Our Merchandising segment consists of our operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various trademarks owned by us, in connection with retail programs conducted through third-party retailers and manufacturers.
Martha Stewart Everyday
     Martha Stewart Everyday (“MSE”) is the brand under which our merchandise is sold in the discount store channel of distribution. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles), Garden (which includes outdoor furniture and accessories, garden tools, planting pots, bulbs and seeds), Kitchen (which includes cookware, bakeware, utensils, dinnerware, flatware, and beverageware), Keeping (which includes organizational products relating to the pantry, closet and laundry), Decorating (which includes mirrors, picture frames, candles, and lamps), Ready-to-Assemble furniture (living, dining, bath and bedroom furniture), Holiday (which includes artificial Christmas trees, decorating products, wrapping and ornaments) and Colors (which consists of a line of interior paints available in 256 colors).

     In the United States and Canada, these products, other than the paint products, are sold pursuant to exclusive agreements. In the United States we have an exclusive license agreement with Kmart Corporation in the discount store channel of distribution. In 2005 Kmart represented 89% of total revenue in our Merchandising segment and 25% of total company revenue (see page 18 “Executive Summary” for details regarding our contract with Kmart). In Canada, we have an exclusive license agreement with Sears Canada, which launched the Martha Stewart Everyday brand label in September 2003. Pursuant to these agreements, we are primarily responsible for the design of all merchandise and related packaging, signage and advertising and promotional materials, while our retail partners source the products through a large manufacturer base and are responsible for the promotion of the product. Paint products have been manufactured pursuant to an agreement with The Sherwin-Williams Company and then distributed by Sherwin-Williams to retailers, including Kmart and Sears in the United States. Our agreement with Sherwin-Williams expired by its terms at the end of 2005. We are in discussions to extend our agreement with Sherwin-Williams.
     We own the Martha Stewart Everyday trademark and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.
Martha Stewart Signature
     Martha Stewart Signature (“MSS”) is a brand under which certain furniture and other products are offered in the specialty channel of distribution. Through licensing agreements we have developed a national network of retailers offering coordinated categories of home decorating products. We own the trademark Martha Stewart Signature and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.
     Paint. Through an agreement with The Sherwin-Williams Company, which expired on December 31, 2005, our Martha Stewart Signature Color Palette, consisting of 416 colors, has been available at Sherwin-Williams stores nationwide. Consumers have been able to have any of the colors mixed in a wide variety of Sherwin-Williams paints. We receive royalties on the sale of all paints mixed in a Martha Stewart Signature color. Our agreement with Sherwin-Williams expired by its terms at the end of 2005. We are in discussions to extend our agreement with Sherwin-Williams.
     Furniture. Beginning in March 2003, furniture products for the living room, bedroom, and dining room became available at furniture stores and department stores nationwide. Through an agreement with Bernhardt Furniture Company, Inc., these products are designed by us and the Bernhardt design staff and manufactured and distributed by Bernhardt. Our agreement provides for royalty payments to us based on sales of our products by Bernhardt and expires in early 2008.
     Flooring. The Company’s agreement with Shaw Industries, Inc. to sell a line of floor covering products was terminated in late 2004.
Additional License Agreements
     Crafts. In January 2006, we announced that we entered into a licensing relationship with EK Success, LTD and GTCR Golder Rauner, LLC to design a line of paper-based craft products. We expect to launch these Martha Stewart Crafts products in the fourth quarter of 2006 or the first quarter of 2007. We expect the products will be available in a variety of craft stores nationwide.
     KB Home. In October 2005, we announced that we entered into a relationship with KB Home, Inc. (“KB”) to design and style all interior and exterior components for 655 new homes in Carey, North Carolina. The first model homes were completed in early 2006. In February 2006, we announced an expanded agreement with KB. Under the new agreement, we anticipate collaborating with KB to build homes throughout the United States. As part of the expanded agreement, we intend to create a line of interior and exterior home products or design options to be offered exclusively in KB Studios nationwide.

Summary of License Agreements

License Partner	Basis For Royalties	Expiration Date
Bernhardt Furniture	Wholesale sales of MSS products	December 2007
EK Success	Primarily based on wholesale sales	2011*
KB Home	Profit sharing calculation for homes under the first agreement and total	February 2011**
selling price under expanded agreement
Kmart	Retail sales of certain MSE products	January 2010
Sears Canada	Retail sales of certain MSE products	August 2008
Sherwin-Williams	Wholesale sales of MSE products and retail sale of MSS products	December 2005***

*	EK has the option, in its discretion, to extend the agreement for up to three five-year terms, in each case provided it has paid amounts equal to or in excess of the minimum annual royalties due during each year of the then-current term.

**	Either party has the option to renew for an additional 3 year term.

***	Our agreement with Sherwin-Williams expired by its terms at the end of 2005. We are in discussions to extend our agreement with Sherwin-Williams.
Competition
     The retail business is highly competitive. The principal competition for our Martha Stewart Everyday lines consists of the competitors of the discount stores in which these products are sold, including Wal-Mart and Target, as well as other products in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price. The principal competition for our Martha Stewart Signature products comes from other products in the respective product categories available at the participating stores, including branded and non-branded merchandise.
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
INTERNET
     Our Internet segment consists of our operations relating to our content and commerce businesses. In 2005, we repositioned our website, marthastewart.com, to focus on providing consumers access to a more robust selection of content from our library. The content area of our website aggregates multi-media content, from text recipes to “how-to” video, across the Martha Stewart brands and key consumer categories. In 2006, we plan to further develop our website by expanding the content available in key categories while also enhancing consumer interactivity and integration across brands. Advertising is the primary source of revenue for the online content business.
     The segment’s operations also include our online flowers program, marthasflowers.com. In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which historically had been included in the Internet segment. The last catalog offering our products was mailed in the fourth quarter of 2004, with all remaining inventory disposed of in early 2005.
Content
     The content area of our website offers how-to content, integrated across the Martha Stewart Living brands and consumer categories. In 2006, we intend to expand the print and video content available to consumers in key areas while enhancing the interactivity and integration across brands. We also intend to provide more robust functionality in core areas such as search, navigation, and community. We sell advertising on our website specifically and as part of multi-media (cross platform) packages. The website is also an important source for generating new magazine subscriptions at low incremental costs.
     In 2006, we expect the revenue of the Internet segment to be divided evenly between advertising sales and our flowers business.
Martha’s Flowers
     Launched in 1999, marthasflowers.com provides fresh floral products shipped directly from farms to consumers. This business model enables customers to ship floral gifts overnight, delivering Martha Stewart-inspired designs with superior freshness. Product categories include grower’s bunches, mixed bouquets, blooming plants, fresh wreaths and garlands. Marthasflowers.com is marketed primarily through MSLO media assets.
Competition
     The online content and flower businesses are highly competitive. The content business competes for advertising revenue on the basis of our content and the frequency and quality of our online traffic. Competition in our flower business includes other online sellers of farm direct flowers as well as traditional floral retailers.
Intellectual Property
     We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Signature, Everyday Food, Martha Stewart Weddings, marthastewart.com, marthasflowers and Body + Soul. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Report.
Available Information
     Our website can be found on the Internet at www.marthastewart.com. The website, in addition to the offerings described under Internet, contains information about us and our operations. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as certain of our other filings with the Securities and Exchange Commission (the “SEC), can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing marthastewart.com and clicking on Investor Relations and SEC Filings.
Item 1A. Risk Factors.
     A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:
     Our success depends in part on the popularity of our brand and the reputation and popularity of our founder, Martha Stewart. The value of our brand may diminish if the popularity of Ms. Stewart were to suffer. Adverse reactions to publicity relating to Ms. Stewart, or the loss of her services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.
     While we believe there has been significant consumer acceptance for our products as a stand-alone brand, the image, reputation, popularity and talent of Martha Stewart remain important factors. Ms. Stewart’s efforts, personality and leadership have been, and continue to be, critical to our success. While the Company has managed its business without her daily participation, the repeated diminution or loss of her services due to disability, death or some other cause, or any repeated or sustained shifts in public or industry perceptions of her, could have a material adverse effect on our business.
     In 2004, Ms. Stewart was found guilty of conspiracy, obstruction of an agency proceeding, and making false statements to federal investigators concerning her personal sale of non-Company stock. Ms. Stewart was sentenced to five months in prison and two years of supervised release, including five months of home confinement. Ms. Stewart has completed her prison term and home confinement.
     In connection with those same events, the SEC filed a civil complaint against Ms. Stewart in the United States District Court for the Southern District of New York alleging violations of federal securities law. The Company is not a party to this case. We cannot predict what effect, if any, the impending SEC action may have on Ms. Stewart’s personal reputation and the Company’s business or prospects.

     If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.
     Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming and products, which strongly appeal to a large number of homemakers and other consumers. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. The strength of our brand name and our business units depends in part on our ability to influence these tastes through broadcasting, publishing, merchandising and the Internet. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers. In addition, we cannot be sure that our existing ideas and content will continue to appeal to the public.
     Martha Stewart controls our company through her stock ownership, enabling her to elect who sits on our board of directors, and potentially to block matters requiring stockholder approval, including any potential changes of control.
     Ms. Stewart controls all of our outstanding shares of Class B common stock, representing approximately 92% of our voting power. The Class B common stock has ten votes per share, while Class A common stock, which is the stock available to the public, has one vote per share. Because of this dual-class structure, Ms. Stewart has a disproportionately influential vote. As a result, Ms. Stewart has the ability to control unilaterally the outcome of all matters requiring stockholder approval, including the election and removal of our entire board of directors and any merger, consolidation or sale of all or substantially all of our assets, and the ability to control our management and affairs. This concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses.
     Our intellectual property may be infringed upon or others may accuse us of infringing on their intellectual property, either of which could adversely affect our business and result in very expensive litigation.
     Our business is highly dependent upon our creativity and resulting intellectual property. We are also susceptible to others imitating our products and infringing our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Imitation of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. If we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly, affecting our finances and our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any litigation relating to our intellectual property. If we were to lose such a case, and be required to cease the sale of certain products or the use of certain technology or were forced to pay monetary damages, the results could adversely affect our business.
     Termination of our licensing agreement with Kmart relating to Martha Stewart Everyday products could adversely affect our revenues and results of operations.
     In 2005, we received approximately 89% of our merchandising revenues from our licensing agreement with Kmart. This agreement provides Kmart with the right in the United States and its territories during the term to use the trademark Martha Stewart Everyday in connection with a variety of products designed by us and sold by Kmart. On April 22, 2004, we reached an agreement with Kmart to amend the terms of our contract and executed certain releases with respect to a legal action Kmart filed against us on February 11, 2004. The amendment, among other things, extended the Kmart contract for an additional two years and expanded the scope of the contract to cover several new product categories. At the same time, the amendment eliminated provisions of the contract providing for payment of guaranteed minimum royalties by individual product category and reduced the amount Kmart is obligated under the contract to spend with us on advertising in our various media properties. The amendment also reduced the aggregate minimum royalty payments. The aggregate minimum royalty payment for the period February 1, 2004 to January 31, 2005 was reduced to $49.0 million from $53.4 million previously. Due principally to store closures (since the signing of the agreement in June 2001, Kmart has closed approximately 30% of its stores) and lower same-store sales, we expect the minimum guarantees will significantly exceed the royalties that otherwise would be earned from actual retail sales through 2007. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. If Kmart was unable to honor its obligations to us our business would be disrupted and our revenues and results of operations would be materially adversely affected.

     We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
     Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into new merchandising and licensing agreements. Some of these agreements are exclusive and have a duration of many years. While we require that our licensees maintain the quality of our brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand name. There is also a risk that the extension of our brand into new business areas will meet with disapproval from consumers. We have limited experience in merchandising in some of these business areas. We cannot guarantee that these programs will be fully implemented, or if they will be successful when they are in place. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusive nature and multi-year terms of these agreements. If these and other programs are not successful, our brand recognition, business, financial condition and prospects could be materially adversely affected.
     If the MARTHA daily television show fails to maintain a sufficient audience, if adverse trends develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business would be adversely affected.
     Our television production business is subject to a number of uncertainties. Our business and financial condition could be adversely affected by:
Failure of our television programming to maintain a sufficient audience
     Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information. While the MARTHA television program has met with some initial success, if ratings were to decline, it would adversely affect the advertising revenues we derive from television and may result in the television program being broadcast on fewer stations. A ratings decline could make it economically inefficient to continue production of the program in the daily one-hour format or otherwise. If production of the television program were to cease, it could result in a writedown of our capitalized programming costs. The amount of any writedown would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.
Adverse trends in the television production business generally
     Television revenues and income may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. All of these factors may quickly change, and these changes cannot be predicted with certainty. While we currently benefit from our ability to sell advertising on our television programs, if these changes occur, we can make no assurance that we will continue to be able to sell this advertising or that our advertising rates can be maintained. Our future licensing fees may also be adversely affected by these changes. Accordingly, if any of these changes were to occur, the revenues and income we generate from television programming could decline.
     We have placed emphasis on building our internet community. Failure to fulfill these undertakings would adversely affect our brand and business prospects.
     Our growth depends to a significant degree upon the development of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an internet-based community. In order for our Internet business to succeed, we must, among other things:

•	make significant investments in our Internet business, including upgrading our technology and adding a significant number of new employees;

•	significantly increase our online traffic and revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content and products we offer over our website;

•	respond to competitive developments and maintain a distinct brand identity;

•	form and maintain relationships with strategic partners; and

•	continue to develop and upgrade our technologies.
     We cannot assure that we will be successful in achieving these and other necessary objectives or that our Internet business will be profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects could be materially adversely affected.
     We are undertaking many new business ventures and expanding our business into new areas. We cannot assure that these new businesses will be successful or that the relationships through which we have entered these businesses will be successful. If we fail in any of these new businesses, or if our relationships fail, our image and business may be adversely affected.
     We have developed relationships with a several new strategic partners in new areas of business, including home building and crafts. We are seeking new business relationships on an on-going basis. We hope to grow our business through these relationships as we expand our product offerings. We could be materially adversely affected if these businesses do not succeed or if these business relationships were to fail before we have similar arrangements in place with other partners. Any such failure could have a material adverse affect on our financial condition and results of operations.
     Our business is largely dependent on advertising revenues in our publications, online operations and broadcasts. Failure to attract or retain these advertisers would have a material adverse effect on our business.
     We depend on advertising revenue in our publishing, broadcasting and Internet businesses. We cannot control how much or where companies choose to advertise. If advertisers decide to spend less money, or if they advertise elsewhere in lieu of our publications or broadcasts, our revenues and business would be materially adversely affected.
     A loss of the services of other key personnel could have a material adverse effect on our business.
     Our continued success depends upon the retention of our key management executives, as well as upon a number of key members of our creative staff, who have been instrumental in our success, and upon our ability to attract and retain other highly capable and creative individuals. The loss of some of our senior executives or key members of our creative staff, or an inability to attract or retain other key individuals, could materially adversely affect us. Continued growth and success in our business depends, to a large degree, on our ability to retain and attract such employees.
     We operate in four highly competitive businesses: Publishing, Broadcasting, Merchandising and Internet, each of which subjects us to competitive pressures.
     We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Broadcasting, Merchandising and Internet. We have described these competitive pressures in each of the pertinent business descriptions. Please see “Business—Publishing–Competition,” “Business—Broadcasting–Competition,” “Business—Merchandising–Competition,” and “Business—Internet–Competition” for a description of our competitive risks in the applicable business line.

We have been named as a defendant in a class action lawsuit, the effects of which cannot be known.
     We (together with Ms. Stewart and seven of our present or former officers) have been named as a defendant in a lawsuit alleging violations of various securities laws. While we have insurance against such claims, and, we believe, substantial defenses, we cannot predict what effect, if any, this lawsuit may have on our balance sheet, business or prospects if there is an adverse result. For more information, please see Item 3 – Legal Proceedings in this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

		Approximate Area
Location	Use	in Square Feet
601 West 26th Street, New York, NY	Product design facilities, photography studio, test kitchens, and prop storage	149,421

11 West 42nd Street, New York, NY	Principal executive and administrative offices; publishing offices; and sales offices	73,383

19 Newtown Turnpike Westport, CT	Former television production facility	30,523

226 West 26th Street New York, NY	Executive and administrative office for television production	22,000

221 West 26th Street New York, NY	Television production facilities	20,000

64 Pleasant Street Watertown, MA	Publishing office for Body & Soul Group	5,560
     The leases for these offices and facilities expire between June 2006 and June 2012, and some of these leases are subject to our renewal. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.
     We also lease the right to use various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and television segments for our various media. The terms of this location rental agreement are described in Item 13 of this Report.
     We believe that our existing facilities are well maintained and in good operating condition.
Item 3. Legal Proceedings.
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

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Securities Matters
     Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis.

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Q1 2005	Q2 2005	Q3 2005	Q4 2005
High Sales Price	$17.00	$11.25	$19.60	$33.50	$37.45	$30.60	$34.74	$25.39
Low Sales Price	$9.22	$8.25	$8.01	$15.35	$20.00	$19.50	$23.90	$16.28
     As of March 2, 2006, there were 7,866 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. As many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our Class A Common Stock than the number of record holders.
     We have not paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.
     We did not make any purchases, nor were any made on our behalf, of our Class A Common Stock.

Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA
Five Years ended December 31,
(in thousands except per share data)

	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
REVENUES
Publishing	$125,765	$95,960	$135,529	$182,064	$176,877
Broadcasting	16,591	10,580	26,111	27,216	30,067
Merchandising	55,848	53,386	53,395	48,896	35,572
Internet	11,258	27,512	30,813	36,873	46,094

Total revenues	209,462	187,438	245,848	295,049	288,610

Operating income (loss)	(78,311)	(60,004)	(6,405)	19,993	37,064

Income (loss) from continuing operations	(75,295)	(59,073)	(1,923)	13,314	23,615

Loss from discontinued operations	(494)	(526)	(848)	(2,909)	(1,709)

Cumulative effect of accounting change	—	—	—	(3,137)	—

Net income (loss)	$(75,789)	$(59,599)	$(2,771)	$7,268	$21,906

PER SHARE DATA
Earnings per share:
Basic-Income (loss) from continuing operations	$(1.48)	$(1.19)	$(0.04)	$0.27	$0.49
Basic-Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.06)	(0.04)
Basic-Cumulative effect of accounting change	—	—	—	(0.06)	—

Basic-Net income (loss)	$(1.49)	$(1.20)	$(0.06)	$0.15	$0.45

Diluted-Income (loss) from continuing operations	$(1.48)	$(1.19)	$(0.04)	$0.27	0.48
Diluted-Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.06)	(0.03)
Diluted-Cumulative effect of accounting change	—	—	—	(0.06)	—

Diluted-Net income (loss)	$(1.49)	$(1.20)	$(0.06)	$0.15	$0.45

Weighted average common shares outstanding
Basic	50,991	49,712	49,389	49,250	48,639
Diluted	50,991	49,712	49,389	49,343	49,039

FINANCIAL POSITION
Cash and cash equivalents	$20,249	$104,647	$165,566	$158,840	$87,968
Short-term investments	83,788	35,309	3,100	20,110	53,194
Total assets	253,828	264,678	309,102	324,542	311,621
Shareholders’ equity	160,631	187,628	236,665	236,635	222,192

OTHER FINANCIAL DATA
Cash flow provided by (used in) operating activities	$(30,349)	$(22,226)	$(9,634)	$38,042	$19,389
Cash flow provided by (used in) investing activities	(58,300)	(39,756)	15,956	28,777	(31,941)
Cash flow provided by financing activities	4,251	1,063	404	4,053	2,407

NOTES TO SELECTED FINANCIAL DATA
General
Prior years are reclassified to conform with the current-year presentation.
Earnings from continuing operations
Fiscal 2005 results include non-cash equity compensation charges of $31.8 million resulting from the exercise of shares covered by a warrant granted in connection with the production of the syndicated television show and the participation in a network television series.
Fiscal 2004 results include royalty revenue of $1.6 million related to the dissolution of a merchandising licensing agreement. The results also include a non-cash equity compensation charge of $3.9 million resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our previous Chief Executive Officer.
Fiscal 2003 includes a $1.7 million reduction in the net carrying value of certain assets located in our television studio.
Fiscal 2002 includes a $7.7 million restructuring charge resulting from the write down of inventory of $1.6 million and website development costs of $6.1 million in the Internet segment as well as a $1.2 million gain on a pension plan termination.
Fiscal 2001 has been restated to reflect the results of the Wedding List as a discontinued operation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY
We believe that we are recovering from the substantial adverse impact on our businesses that resulted from the criminal and civil proceedings and related publicity surrounding Martha Stewart’s sale of non-Company stock in December 2001. We first felt that impact when the negative publicity began in June 2002, and though not all the related legal proceedings have concluded, in 2005 our business solidly improved. Those improvements include an increase in advertising pages and rates as well as improved circulation trends at our flagship magazine, Martha Stewart Living, the launch of our new syndicated television program, MARTHA, as well as an overall improvement in consumer sentiment towards our brands. We also are cautiously optimistic about similar improvements in certain other areas of the Company, including growth in advertising pages and revenue in certain of the Company’s other magazines. Additionally, the company has begun to benefit from the fourth quarter 2005 launch of a Martha Stewart-branded satellite radio channel on SIRIUS satellite radio. In 2006 we anticipate reinvesting a portion of our advertising revenue into building a more functional website that will allow us to take full advantage of the growth in online media. The investment will include further development in content areas such as crafts, recipes, and holidays. Our goal is to provide our users a central hub to interact with our rich multi-media content library and growing branded product offering.
In January 2006, we announced that we entered into a licensing relationship with EK Success, LTD and GTCR Golder Rauner, LLC to create, market and sell paper-based craft products. We expect to launch these Martha Stewart Crafts products in the fourth quarter of 2006 or the first quarter of 2007. We expect the products will be available in a variety of craft stores nationwide. We anticipate recording the revenue related to this licensing arrangement in our Merchandising segment.
In October of 2005, we announced that we entered into a licensing relationship with KB Home, Inc. to design and style interior and exterior components for 655 new homes in Carey, North Carolina. The first models were completed in early 2006. In February 2006, we announced an expanded agreement with KB Home. Under the new agreement, we anticipate collaborating with KB Home on Martha Stewart-branded homes throughout the United States. As part of the agreement, we intend to create a line of interior and exterior home products or design options to be offered exclusively in KB Studios nationwide. We anticipate recording the revenue related to our licensing arrangement with KB Home, Inc. in our Merchandising segment.
On September 12, 2005 we launched our new syndicated television program, MARTHA. Viewer response to the show has been favorable and the show was recently nominated for six daytime Emmy awards. In January, we announced that season two of MARTHA will be available in more than 90% of U.S. television households. Although we expect that the show will have only a marginal, if any, economic value to us, and may not be profitable, we believe that it has great promotional value for the Company’s businesses and products, especially during the Company’s turnaround phase.
Additionally, as part of an agreement with Mark Burnett, an influential producer of television programming, the Company participated in the production of a primetime network television series titled, “The Apprentice: Martha Stewart.” While MSO did not have a direct financial ownership interest in this show, we believe that we benefited from the program’s promotion of the Company’s brands, products, and business. We further believe that this program exposed the brand to a wider audience of viewers, consumers and business partners. Related to this program, Mark Burnett vested in 1/3 of a warrant we issued to him to purchase a total of 2.5 million shares at an exercise price of $12.59. The non-cash charge relating to the vesting of this portion of the grant of $14.9 million was included in our corporate segment. As part of the agreement with Mark Burnett in conjunction with his role as executive producer of our syndicated television show MARTHA, Mark Burnett vested in a second 1/3 of the 2.5 million shares covered by the warrant. The non-cash charge relating to the vesting of this portion of the grant of $16.8 million was included in the Broadcasting segment. In the aggregate, the total non-cash charge relating the vesting of 2/3 of the 2.5 million shares covered by the warrant was $31.7 million. Under the terms of this warrant, the third tranche (i.e., 833,000 shares) will not vest. In the first half of 2005, however, we began negotiating with Mr. Burnett regarding his continued services and compensation; if such negotiations result in an agreement, the terms may include the grant of a new warrant covering a number of shares similar in magnitude to the unvested tranche from the original warrant. While we account for the non-cash charge based on a fair value methodology, the actual impact to the Company and its shareholders in the form of dilution will be the issuance of common shares.

Currently, the Internet segment principally consists of the online content portion of our business, as well our online floral business, marthasflowers.com. In August 2004, we decided to discontinue “Martha Stewart: The Catalog for Living” and its online product offerings. Those businesses had been included as part of our Internet segment but were not profitable.
The Company’s current agreement with Kmart provides for certain minimum guaranteed royalty payments. Due principally to store closures (since the signing of the agreement in June 2001, Kmart has closed approximately 30% of its stores) and lower same-store sales, we expect the minimum guarantees will significantly exceed the royalties that otherwise would be earned from actual retail sales through 2007. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement:

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
The company will adopt Statement 123(R) using the modified-prospective method. In 2006 the Company expects to recognize expense of $1,800 from unvested options due to the implementation of Statement 123(R). The majority of the expense will be in the Corporate segment.

Comparison for the Year Ended December 31, 2005 to Year Ended December 31, 2004.
PUBLISHING SEGMENT

	2005	2004	Variance
Publishing Revenue
Advertising	$52,032	$34,084	$17,948
Circulation	68,607	60,086	8,521
Other	5,126	1,790	3,336

Total Publishing Segment Revenue	125,765	95,960	29,805

Publishing Operating Costs and Expenses
Production, distribution and editorial	74,086	62,546	(11,540)
Selling and promotion	61,337	55,321	(6,016)
General and administrative	2,536	2,093	(443)
Non-cash equity compensation	2,097	143	(1,954)
Depreciation and amortization	987	472	(515)

Total Publishing Segment Operating Costs and Expenses	141,043	120,575	(20,468)

Publishing Segment Operating Loss	$(15,278)	$(24,615)	$9,337

Publishing revenues increased $29.8 million, or 31%, to $125.8 million for the year ended December 31, 2005, from $96.0 million for the year ended December 31, 2004. This increase was primarily due to an increase in advertising revenues of $17.9 million. Advertising revenue in Martha Stewart Living increased $13.5 million primarily due to an increase in advertising pages, as well as an increase in advertising page rates. The rate base (the number of copies per issue we guarantee to advertisers) for Martha Stewart Living was constant year to year at 1.8 million copies per issue. The increase in advertising revenue was also attributable to an increase in revenue from Body + Soul magazine, due in part to the acquisition, of $2.5 million as well as an increase in revenue from Everyday Food magazine of $2.2 million. Circulation revenue increased $8.5 million in the period primarily due to the acquisition of Body & Soul group (Body + Soul magazine and The Dr. Weil Self Healing newsletter), which collectively contributed $3.7 million towards the increase as well as from improved circulation trends in Martha Stewart Living magazine which resulted in an increase in revenue of $3.3 million. Other revenue increased $3.3 million primarily due to the publication of The Martha Rules book. In 2006, we expect to see continued improvements in advertising pages and circulation trends in our magazines, including our flagship, Martha Stewart Living. In May 2006, we plan on publishing the first of a two issue test of a new lifestyle publication for women ages 25-45. Blueprint: Design Your Life, will be available on newsstands in May 2006 with an initial rate base of 250,000. A second issue is scheduled for August 2006. The company anticipates publishing six issues of Blueprint in 2007. The total investment currently budgeted in 2006 related to Blueprint is approximately $5 million.
Magazine Publication Schedule
Year ended December 31,:

	2005	2004

Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings(a)	Five Issues	Five Issues
Everyday Food	Ten Issues	Ten Issues
Special Interest Publications	Seven Issues	Eight Issues
Body + Soul (b)	Eight Issues	Four Issues

(a)	In each 2004 and 2005, we published one special Martha Stewart Weddings issue.

(b)	Acquired in August 2004 and therefore the prior periods are not comparable.

Production, distribution and editorial expenses increased $11.5 million primarily reflecting higher paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to an increase in the number of pages printed per issue, as well as the additional costs associated with the publication of additional magazines due in part to the acquisition of the Body & Soul group. Selling and promotion expenses increased $6.0 million resulting primarily from costs associated with the increase in advertising pages in Martha Stewart Living and Everyday Food as well as the costs associated with Body & Soul group, partially offset by lower subscription acquisition costs for Everyday Food. The increase in non-cash equity compensation of $2.0 million relates to employee severance charges and employee equity grants.
BROADCASTING SEGMENT

	2005	2004	Variance
Broadcasting Revenue
Advertising	$6,061	$4,134	$1,927
Licensing and other	10,530	6,446	4,084

Total Broadcasting Segment Revenue	16,591	10,580	6,011

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	12,416	14,371	1,955
Selling and promotion	4,160	1,267	(2,893)
General and administrative	8,333	3,420	(4,913)
Non-cash equity compensation	17,421	—	(17,421)
Depreciation and amortization	1,321	230	(1,091)

Total Broadcasting Segment Operating Costs and Expenses	43,651	19,288	(24,363)

Broadcasting Segment Operating Loss	$(27,060)	$(8,708)	$(18,352)

Broadcasting revenues increased $6.0 million, or 57%, to $16.6 million for the year ended December 31, 2005, from $10.6 million for the year ended December 31, 2004. The increase was primarily due to higher revenue from our syndicated daily program which launched on September 12, 2005. We expect the launch of the program will result in an increase in revenue in 2006. Licensing and other revenue increased $4.1 million due in part to the launch of our new program on cable domestically and on a variety of distribution channels internationally. In 2006 the segment will include a full-year of revenue related to Martha Stewart Living Radio of $7.5 million. This compares to $0.9 million of revenue in 2005.
Production, distribution and editorial expenses decreased $2.0 million in the period due to the launch of our new syndicated program which caused us to defer certain production costs for matching against future revenue. As of December 31, 2005 our deferred production cost balance was $6.5 million. The decrease was also due to lower distribution fees associated with the cessation of our old syndicated program in mid-September 2004, partially offset by the launch of our new show in mid-September 2005. Increases in selling and promotion relate to an increase in media buying and increases in staff levels, while the increase in general and administrative expenses are due to higher professional fees and increased occupancy costs, all related to the launch of our syndicated show in mid-September 2005. Non-cash equity compensation includes a $16.8 million charge related to the vesting of certain shares covered by a warrant granted in connection with our new syndicated show. Depreciation and amortization increased primarily due to the depreciation associated with capital expenditures made in 2005 associated with our television production facility in New York City.

MERCHANDISING SEGMENT

	2005	2004	Variance
Merchandising Revenue
Kmart earned royalty	$31,125	$32,434	$(1,309)
Kmart minimum true-up	18,708	13,074	5,634
Other	6,015	7,878	(1,863)

Total Merchandising Segment Revenue	55,848	53,386	2,462

Merchandising Operating Costs and Expenses
Production, distribution and editorial	8,320	9,005	685
Selling and promotion	242	926	684
General and administrative	7,163	6,340	(823)
Non-cash equity compensation	230	(72)	(302)
Depreciation and amortization	845	760	(85)

Total Merchandising Segment Operating Costs and Expenses	16,800	16,959	159

Merchandising Segment Operating Income	$39,048	$36,427	$2,621

Merchandising revenues increased $2.5 million, or 4.6%, to $55.8 million for the year ended December 31, 2005, from $53.4 million for the year ended December 31, 2004. Royalty revenue based on product sales at Kmart declined $1.3 million primarily as result of store closings, partially offset by a higher royalty rate. The royalty rate under our agreement with Kmart increased by 3% on February 1, 2005. Sales of Martha Stewart Everyday products at Kmart decreased 7.9% on a total store basis and 4.3% on a comparable store basis year-over-year. The revenue related to the contractual minimum amounts is listed separately above. In accordance with our Kmart contract, we have recognized as revenue the pro-rata portion of the contractual minimum royalty amount due from Kmart, net of amounts subject to recoupment, for the 12 month periods ended January 31, 2005 and January 31, 2004. We expect the minimum guarantees will exceed actual royalties earned from retail sales through January 31, 2008 due primarily to store closings. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than in prior years. Other revenue decreased primarily due to the termination of our flooring agreement in late 2004.
Production, distribution and editorial expense decreased $0.7 million due to lower compensation related expenses. Selling and promotion expenses decreased $0.7 million in the period due to lower marketing expenses related to our Martha Stewart Signature program. General and administrative expense increased $0.8 million primarily due to higher compensation and professional fees.

INTERNET SEGMENT

	2005	2004	Variance
Internet Revenue
Product sale	$8,742	$26,820	$(18,078)
Other	2,516	692	1,824

Total Internet Segment Revenue	11,258	27,512	(16,254)

Internet Operating Costs and Expenses
Production, distribution and editorial	10,719	29,912	19,193
Selling and promotion	1,649	1,735	86
General and administrative	1,438	3,739	2,301
Non-cash equity compensation	38	—	(38)
Depreciation and amortization	951	987	36

Total Internet Operating Costs and Expenses	14,795	36,373	21,578

Internet Operating Loss	$(3,537)	$(8,861)	$5,324

Internet segment revenues decreased $16.3 million, to $11.3 million for the year ended December 31, 2005, from $27.5 million for the year ended December 31, 2004. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business and higher advertising revenue. The decline in commerce sales was largely attributable to the discontinuance of our catalog, Martha Stewart: The Catalog for Living in early 2005.
Production, distribution and editorial costs decreased $19.2 million, due primarily to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses. Production and distribution costs also decreased in the period as we did not mail any catalogs in 2005. The segment also benefited from lower staffing levels. General and administrative expenses decreased $2.3 million due primarily to lower occupancy-related costs. Occupancy costs previously including this segment are now included in Corporate.
CORPORATE

	2005	2004	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$391	$370	$(21)
Selling and promotion	87	102	15
General and administrative	42,519	40,124	(2,395)
Non-cash equity compensation	24,794	9,428	(15,366)
Depreciation and amortization	3,693	4,223	530

Total Corporate Operating Costs and Expenses	71,484	54,247	(17,237)

Corporate Operating Loss	$(71,484)	$(54,247)	$(17,237)

Corporate operating costs and expenses increased $17.3 million, to $71.5 million for the year ended December 31, 2005, from $54.2 million for the year ended December 31, 2004. General and administrative expenses increased $2.4 million principally resulting from higher occupancy-related costs and higher professional fees, partially offset by lower compensation costs. Occupancy costs previously allocated to the Internet segment are now included in this segment. The increase in non-cash compensation expense is principally related to the vesting of certain shares related to a warrant granted in connection with the airing of “The Apprentice: Martha Stewart” of $14.9 million. The increase is also attributable to higher employee and director equity grants.
INTEREST INCOME, NET Interest income, net, was $3.4 million for the year ended December 31, 2005, compared with $1.8 million for the year ended December 31, 2004. The increase was attributable to higher interest rates.
INCOME TAX PROVISION Income tax provision for the year ended December 31, 2005 was $0.4 million, compared to $0.9 million for the year ended December 31, 2004. The current period results exclude any potential tax benefits generated from current period losses due to the establishment of a valuation reserve taken against any such benefits.
LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $0.5 million for the year ended December 31, 2005, compared to $0.5 million from the same operations for the year ended December 31, 2004. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are facility-related.
NET LOSS Net loss was $(75.8) million for the year ended December 31, 2005, compared to a net loss of $(59.6) million for the year ended December 31, 2004, as a result of the factors mentioned above.

RESULTS OF OPERATIONS
Comparison for the Year Ended December 31, 2004 to Year Ended December 31, 2003.
PUBLISHING SEGMENT

	2004	2003	Variance
Publishing Revenue
Advertising	$34,084	$75,735	$(41,651)
Circulation	60,086	58,634	1,452
Other	1,790	1,160	630

Total Publishing Segment Revenue	95,960	135,529	(39,569)

Publishing Operating Costs and Expenses
Production, distribution and editorial	62,546	68,585	6,039
Selling and promotion	55,321	45,299	(10,022)
General and administrative	2,093	2,087	(6)
Non-cash equity compensation	143	202	59
Depreciation and amortization	472	165	(307)

Total Publishing Segment Operating Costs and Expenses	120,575	116,338	(4,237)

Publishing Segment Operating Income (Loss)	$(24,615)	$19,191	$(43,806)

Publishing revenues decreased $39.6 million, or 29.2%, to $96.0 million for the year ended December 31, 2004, from $135.5 million for the year ended December 31, 2003. This decrease was primarily due to a decrease in advertising revenues of $41.7 million. The decrease in advertising revenue resulted primarily from fewer advertising pages in Martha Stewart Living, as well as a reduction in the advertising page rate, due in part to the rate base (the number of copies per issue we guarantee to advertisers) reduction which became effective with the January 2004 issue. The decrease in advertising revenue in Martha Stewart Living magazine was $34.9 million. The reduction in advertising revenue was also attributable to lower advertising revenue in Everyday Food magazine of $4.7 million, as the prior year period included advertising revenues from a sponsorship arrangement and lower revenue in Martha Stewart Weddings. Circulation revenue increased $1.5 million in the period primarily due to the increase in circulation and frequency of Everyday Food which increased $5.2 million, as well as from the acquisition of Body + Soul magazine and The Dr. Weil Self Healing newsletter which collectively contributed $1.4 million towards the increase. The increases in circulation revenue were partially offset by lower circulation revenue from Martha Stewart Living magazine of $7.0 million, due primarily to lower subscription copies sold.
Magazine Publication Schedule
Year ended December 31,:

	2004	2003

Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings (a)	Five Issues	Four Issues
Everyday Food	Ten Issues	Eight Issues
Special Interest Publications	Eight Issues	Seven Issues
Body + Soul (b)	Four Issues	n/a

(a)	In 2004 we published one special Martha Stewart Weddings issue.

(b)	Acquired in August 2004 and therefore was not included in prior periods.

Production, distribution and editorial expenses decreased $6.0 million primarily reflecting lower paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to a lower number of pages printed per issue and lower circulation, partially offset by the additional costs associated with the publication of additional magazines referred to above. Selling and promotion expenses increased $10.0 million resulting primarily from higher subscription acquisition costs relating to Everyday Food, one of our Special Interest Publications, and the Body & Soul Group acquisition, partially offset by lower spending related to Martha Stewart Living magazine.
BROADCASTING SEGMENT

	2004	2003	Variance
Broadcasting Revenue
Advertising	$7,546	$18,103	$(10,557)
Licensing and other	3,034	8,008	(4,974)

Total Broadcasting Segment Revenue	10,580	26,111	(15,531)

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	14,371	18,985	4,614
Selling and promotion	1,267	2,845	1,578
General and administrative	3,420	3,517	97
Depreciation and amortization	230	2,974	2,744

Total Broadcasting Segment Operating Costs and Expenses	19,288	28,321	9,033

Broadcasting Segment Operating Loss	$(8,708)	$(2,210)	$(6,498)

Broadcasting revenues decreased $15.5 million, or 59.5%, to $10.6 million for the year ended December 31, 2004, from $26.1 million for the year ended December 31, 2003. The decrease was primarily due to lower revenue from our syndicated daily program which ceased airing in mid-September 2004. The segment was also effected by the expiration of certain cable and international licensing contracts effective December 31, 2003. Licensing revenue benefited from the June 2004 launch of our programming on The Style Network.
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

MERCHANDISING SEGMENT

	2004	2003	Variance
Merchandising Revenue
Kmart earned royalty	$32,434	$35,579	$(3,145)
Kmart minimum true-up	13,074	10,208	2,866
Other	7,878	7,608	270

Total Merchandising Segment Revenue	53,386	53,395	(9)

Merchandising Operating Costs and Expenses
Production, distribution and editorial	9,005	10,307	1,302
Selling and promotion	926	598	(328)
General and administrative	6,340	4,051	(2,289)
Non-cash equity compensation	(72)	51	123
Depreciation and amortization	760	671	(89)

Total Merchandising Segment Operating Costs and Expenses	16,959	15,678	(1,281)

Merchandising Segment Operating Income	$36,427	$37,717	$(1,290)

Merchandising revenues of $53.4 million for the year ended December 31, 2004, were essentially flat with prior year revenue of $53.4 million. Royalty revenue based on product sales at Kmart declined $3.1 million as a result of lower same–store-sales as well as store closings that took place in the early part of 2003, partially offset by a higher royalty rate. The royalty rate under our agreement with Kmart increased by 5% on February 1, 2004. The revenue related to the contractual minimum amounts is listed separately above. In accordance with our Kmart contract, we have recognized as revenue the pro-rata portion of the contractual minimum royalty amount due from Kmart, net of amounts subject to recoupment, for the 12 month periods ended January 31, 2005 and January 31, 2004. Other revenue increased modestly due in part to the launch of our program at Sears Canada and higher royalty revenue from our Martha Stewart Signature products, partially offset by a decline in revenue from our Japanese retail partner, as well as a decline in creative service revenue. Our program at Sears Canada launched in the second half of 2003.
Production, distribution and editorial expense decreased $1.3 million due to lower compensation related expenses. Selling and promotion expenses increased $0.3 million in the period due to higher marketing expenses related to our Martha Stewart Signature program. General and administrative expense increased $2.3 million primarily due to higher legal fees.

INTERNET SEGMENT

	2004	2003	Variance
Internet Revenue
Product sale	$26,820	$29,041	$(2,221)
Other	692	1,772	(1,080)

Total Internet Segment Revenue	27,512	30,813	(3,301)

Internet Operating Costs and Expenses
Production, distribution and editorial	29,912	37,995	8,083
Selling and promotion	1,735	2,141	406
General and administrative	3,739	5,751	2,012
Non-cash equity compensation	—	(21)	(21)
Depreciation and amortization	987	960	(27)

Total Internet Operating Costs and Expenses	36,373	46,826	10,453

Internet Operating Loss	$(8,861)	$(16,013)	$7,152

Internet segment revenues decreased $3.3 million, or 10.7%, to $27.5 million for the year ended December 31, 2004, from $30.8 million for the year ended December 31, 2003. The decrease was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sales was largely attributable to our planned lower catalog circulation. The decline in other revenue was principally due to lower advertising revenue.
Production, distribution and editorial costs decreased $8.1 million due to lower catalog production and distribution costs of $4.0 million due to reduced catalog circulation. Lower costs were also due in part to lower product sales, which resulted in lower cost of goods sold as well as lower fulfillment expenses, which collectively contributed to $1.8 million of lower costs in the period. The segment also benefited from lower staffing levels. Selling and promotion expenses benefited from lower media buying in the current period. General and administrative expenses decreased $2.0 million due primarily to lower employee-related expenses and lower professional fees.
CORPORATE

	2004	2003	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$370	$395	$25
Selling and promotion	102	738	636
General and administrative	40,124	37,764	(2,360)
Non-cash equity compensation	9,428	1,294	(8,134)
Depreciation and amortization	4,223	4,899	676

Total Corporate Operating Costs and Expenses	54,247	45,090	(9,157)

Corporate Operating Loss	$(54,247)	$(45,090)	$(9,157)

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
LOSS FROM DISCONTINUED OPERATIONS Loss from discontinued operations was $0.5 million for the year ended December 31, 2004, compared to $0.8 million from the same operations for the year ended December 31, 2003. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are primarily facility-related.
NET LOSS Net loss was $(59.6) million for the year ended December 31, 2004, compared to a net loss of $(2.8) million for the year ended December 31, 2003, as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $20.2 million and $104.6 million and short-term investments were $83.8 million and $35.3 million at December 31, 2005 and 2004, respectively.
Cash flows used in operating activities were $(30.3) million, $(22.2) million and $(9.6) million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, cash flows used in operating activities were primarily due to a net loss of $(75.8) million and a reduction in working capital, partially offset by depreciation and amortization of $7.8 million and $44.6 million of non-cash equity compensation. The reduction in working capital is primarily the result of an increase in accounts receivable and deferred television production costs, partially offset by an increase in deferred revenue and higher accounts payable and accrued liabilities. In 2004, cash flows used in operating activities were primarily due to a net loss of $(59.6) million, partially offset by depreciation of and amortization of $6.7 million and $9.5 million of non-cash equity compensation, a decrease in deferred tax assets and an increase in working capital. The decrease in working capital in 2004 is primarily a result of decreased accounts receivable and deferred television production costs, partially offset by higher payables. In 2003, cash flows used in operating activities was primarily due to an increase in working capital, which resulted from decreased accounts payable and accrued liabilities, deferred subscription income and an increase in accounts receivable, partially offset by a decrease in inventory.
Cash flows provided by (used in) investing activities were $(58.3) million, $(39.8) million and $16.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash flows used in investing activities in 2005 resulted from the purchase of short-term investments of $137.9 million and capital expenditures of $9.8 million, partially offset by the sales of short-term investments of $89.4 million. Cash flows used in investing activities in 2004 resulted from the purchase of short-term investments of $40.9 million, the acquisition of certain assets of Body + Soul magazine and the Dr. Weil Self Healing newsletter of $6.6 million as well as capital expenditures $0.9 million, partially offset by the sales of short-term investments of $8.7 million. Cash flows provided by investing activities in 2003 resulted from the sale of short-term investments of $17.0 million, partially offset by capital expenditures of $1.1 million. We expect capital expenditures in 2006 to approximate $9 million.
Cash flows provided by financing activities were $4.3 million, $1.1 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash flows provided from financing activities in 2005, 2004, and 2003 was primarily due to proceeds received from exercise of stock options, partially offset by the cash costs associated with remitting payroll related tax obligations associated with the vesting of certain restricted stock grants.
We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. In 2005 we defaulted on an affirmative loan covenant covered under our promissory note with Bank of America. The covenant was waived and subsequently modified and we are now compliant. As of December 31, 2005, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.
We believe that our available cash balances and short-term investments together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.
The Company’s commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in footnote 11 to the consolidated financial statements on page F-20.
Future Commitments

Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-2 years	3-4 years	years

Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	47,436	13,103	18,354	10,639	5,340
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total	47,436	13,103	18,354	10,639	5,340

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
Revenue Recognition
The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 0021, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. As a result, revenue is recognized as products and services are delivered.
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Revenues for royalties in our merchandising business are accrued on a monthly basis based on sales volume provided to us by our partners and payment is generally made by our partners on a quarterly basis. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. Some of our other merchandising agreements also contain minimum guarantee provisions. These minimum guarantees will be recorded when such amounts are both determinable and deemed collectible. Television advertising revenues are recorded when the related commercial is aired and is recorded net of estimated reserves for television audience underdelivery and bad debts. Television royalties are recorded as earned in accordance with specific terms of each agreement.

Television production costs
Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. The Company bases its estimates on existing contracts for programs, historical advertising rates and ratings as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.
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
In 2005 and 2003, the Company estimated future cash flows based upon individual magazine historical results, current trends and operating cash flows to access the fair value. In 2004, the Company engaged an external valuation services firm to report on the fair value of the Company’s goodwill. No impairment charges were recorded in 2005, 2004 and 2003.
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
Non-cash Equity Compensation
We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including, expected volatility of our stock price and expected life of the option.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
     None.
Item 8. Financial Statements and Supplementary Data.
     The information required by this Item is set forth on pages F-3 through F-25 of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Administrative Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
     Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting. The attestation report is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
Martha Stewart Living Omnimedia, Inc.
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Martha Stewart Living Omnimedia, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martha Stewart Living Omnimedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Martha Stewart Living Omnimedia, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
New York, New York
March 3, 2006
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 16, 2006 (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.
Item 11. Executive Compensation.
     The information required by this Item is set forth in our Proxy Statement under the captions “COMPENSATION OF OUTSIDE DIRECTORS,” “EXECUTIVE COMPENSATION,” “EMPLOYMENT AND SEVERANCE ARRANGEMENTS,” “EQUITY COMPENSATION PLANS,” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item is set forth in our Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is set forth in our Proxy Statement under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” and is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) and (2) Financial Statements and Schedules: See page F-1 of this Report.
     (3) Exhibits:

Exhibit
Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	—	Form of Stockholders’ Agreement (incorporated by reference to the Registration Statement).

10.2	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.2.1, 10.2.2 and 10.31.†

10.2.1	—	Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)) as amended by Exhibits 10.2.2 and 10.31.†

10.2.2	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)) as amended by Exhibit 10.31.†

10.3	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.32.†

10.4	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).†

10.5	—	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement) as amended by Exhibit 10.20.†

10.6	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7	—	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement) as amended by Exhibit 10.7.1 and 10.21.

10.7.1	—	Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)) as amended by Exhibit 10.21.

10.8	—	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to the Registration Statement).

10.9	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).

10.11	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(the “June 2001 10-Q”)).

10.12	—	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q) as amended by Exhibit 10.22.

10.14.1	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)) as amended by Exhibits 10.14.2 and 10.14.3.†

Exhibit
Number		Exhibit Title

10.14.2	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)) as amended by Exhibit 10.14.3.†

10.14.3	—	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)).

10.15	—	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd (incorporated by reference to the 2001 10-K).

10.16	—	2002 Executive Severance Pay Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).†

10.17	—	2002 Performance-Based Executive Bonus Plan (incorporated by reference to the 2002 10-K). †

10.18	—	2003 Key Executive Bonus Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).†

10.20	—	Amendment, dated as of March 15, 2004 to the Employment Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “March 2004 10-Q”)).†

10.21	—	Amendment, dated as of March 15, 2004 to the Location Rental Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to the March 2004 10-Q). †

10.22	—	Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.23	—	Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K). †

10.24	—	Location Rental Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K). †

10.25	—	Letter Agreement dated September 17, 2004 between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K). †

10.26	—	Employment Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2004 (the “November 16, 2004 8-K”)). †

10.27	—	Restricted Stock Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to the November 16, 2004 8-K).†

10.28	—	Stock Option Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to the November 16, 2004 8-K). †

10.29	—	2005 Executive Severance Pay Plan (incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005). †

10.30	—	Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Inventive Plan (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2005).

10.31	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.32	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).

10.33	—	Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the May 17, 2005 8-K). †

10.34	—	Employment Agreement dated as of May 2, 2005, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2005). †

10.35	—	Employment Agreement dated as of July 21, 2005, between Martha Stewart Living Omnimedia, Inc. and John R. Cuti (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2005). †

Exhibit
Number		Exhibit Title

10.36	—	Consulting Agreement dated as of October 21, 2005 between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment Inc., an entity for which Mr. Charles A. Koppelman serves as Chairman and Chief Executive Officer (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2005 (the “October 21, 2005 8-K”)). †

10.37	—	Consulting Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to the October 21, 2005 8-K).

10.38	—	Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to the October 21, 2005 8-K).

10.39	—	Employment Agreement dated as of November 15, 2005, between Martha Stewart Living Omnimedia, Inc. and Sheraton Kalouria (incorporated by reference to our Current Report on Form 8-K filed on November 22, 2005). †

21*	—	List of Subsidiaries.

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† indicates management contracts and compensatory plans
* indicates filed herewith
Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the Chief Executive Officer of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The Chief Executive Officer of MSO submitted the required certification without qualification to the NYSE as of June 2005. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 Certifications”) with respect to MSO’s disclosures in its Annual Report on Form 10-K for the year ended December 31, 2004 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to MSO’s disclosures in its Form 10-K for the year ended December 31, 2005 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Signature	Title

/s/ Susan Lyne	President, Chief Executive Officer and

Susan Lyne	Director (Principal Executive Officer)

/s/ James Follo	Chief Financial and Administrative Officer

James Follo	(Principal Financial and Accounting Officer)

/s/ Rick Boyko	Director

Rick Boyko

/s/ Michael Goldstein	Director

Michael Goldstein

/s/ Jill A. Greenthal	Director

Jill A. Greenthal

/s/ Charles Koppelman	Chairman of the Board

Charles Koppelman

/s/ Wenda Harris Millard	Director

Wenda Harris Millard

/s/ Thomas C. Siekman	Lead Independent Director

Thomas C. Siekman

/s/ Bradley E. Singer	Director

Bradley E. Singer
Each of the above signatures is affixed as of March 7, 2006.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL
STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.
We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martha Stewart Living Omnimedia Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
New York, New York
March 3, 2006

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands except per share data)

	2005	2004	2003
REVENUES
Publishing	$125,765	$95,960	$135,529
Broadcasting	16,591	10,580	26,111
Merchandising	55,848	53,386	53,395
Internet	11,258	27,512	30,813

Total revenues	209,462	187,438	245,848

OPERATING COSTS AND EXPENSES
Production, distribution and editorial (excluding amounts shown separately below)	105,932	116,204	136,267
Selling and promotion (excluding amounts shown separately below)	67,475	59,351	51,621
General and administrative (excluding amounts shown separately below)	61,989	55,716	53,170
Non-cash equity compensation	44,580	9,499	1,526
Depreciation and amortization	7,797	6,672	9,669

Total operating costs and expenses	287,773	247,442	252,253

OPERATING LOSS	(78,311)	(60,004)	(6,405)
Interest income, net	3,423	1,799	1,439

LOSS BEFORE INCOME TAXES	(74,888)	(58,205)	(4,966)
Income tax provision (benefit)	407	868	(3,043)

LOSS FROM CONTINUING OPERATIONS	(75,295)	(59,073)	(1,923)

Loss from discontinued operations, net of tax benefit of $589 in 2003	(494)	(526)	(848)

NET LOSS	$(75,789)	$(59,599)	$(2,771)

LOSS PER SHARE
Basic and diluted – Loss from continuing operations	$(1.48)	$(1.19)	$(0.04)
Basic and diluted – Loss from discontinued operations	(0.01)	(0.01)	(0.02)

Basic and diluted – Net loss	$(1.49)	$(1.20)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	50,991	49,712	49,389
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands except per share data)

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,249	$104,647
Short-term investments	83,788	35,309
Accounts receivable, net	55,381	31,332
Inventories, net	3,910	5,229
Deferred television production costs	6,507	—
Income taxes receivable	519	6,321
Other current assets	4,366	3,573

Total current assets	174,720	186,411

PROPERTY, PLANT AND EQUIPMENT, net	19,797	17,175
INTANGIBLE ASSETS, net	53,680	54,264
OTHER NONCURRENT ASSETS	5,631	6,828

Total assets	$253,828	$264,678

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,545	$25,604
Accrued payroll and related costs	7,488	9,407
Income taxes payable	476	412
Current portion of deferred subscription revenue	31,060	27,160
Current portion of deferred royalty revenue	6,578	—

Total current liabilities	74,147	62,583

DEFERRED SUBSCRIPTION REVENUE	8,688	7,668
DEFERRED REVENUE	7,321	3,438
OTHER NONCURRENT LIABILITIES	3,041	3,361

Total liabilities	93,197	77,050

COMMITMENTS AND CONTIGENCIES SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized: 24,882 and 21,660 shares issued in 2005 and 2004, respectively	249	217
Class B common stock, $.01 par value, 150,000 shares authorized; 26,873 and 29,123 shares outstanding in 2005 and 2004, respectively	269	291
Capital in excess of par value	253,615	196,781
Unamortized restricted stock	(10,845)	(2,793)
Accumulated deficit	(81,882)	(6,093)

	161,406	188,403
Less Class A treasury stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	160,631	187,628

Total liabilities and shareholders’ equity	$253,828	$264,678

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Class A			Class B					Class A
	common stock		common stock						Treasury Stock
								Retained
						Capital in	Unamortized	Earnings
						excess of par	Restricted	(Accumulated
	Shares	Amount	Shares	Amount		value	Stock	deficit)	Shares	Amount	Total
Balance at January 1, 2003	19,342	$194	30,295		$303	$181,629	$(993)	$56,277	(59)	$(775)	$236,635
Net loss	—	—	—		—	—	—	(2,771)	—	—	(2,771)
Shares returned on net treasury basis	—	—	(236)		(2)	2	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	316	2	—		—	402	—	—	—	—	404
Tax benefit from the issuance of stock options	—	—	—		—	871	—	—	—	—	871
Return of restricted stock	(30)	—	—		—	(203)	203	—	—	—	—
Non-cash equity compensation	—	—	—		—	1,043	483	—	—	—	1,526

Balance at December 31, 2003	19,628	196	30,059		301	183,744	(307)	53,506	(59)	(775)	236,665
Net loss	—	—	—		—	—	—	(59,599)	—	—	(59,599)
Conversion of shares	786	8	(786)		(8)	—	—	—	—	—	—
Shares returned on net treasury basis	—	—	(150)		(2)	2	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	824	9	—		—	4,294	—	—	—	—	4,303
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	422	4	—		—	378	(3,622)	—	—	—	(3,240)
Non-cash equity compensation	—	—	—		—	8,363	1,136	—	—	—	9,499

Balance at December 31, 2004	21,660	217	29,123		291	196,781	(2,793)	(6,093)	(59)	(775)	187,628
Net loss								(75,789)	—	—	(75,789)
Conversion of shares	1,828	18	(1,828)		(18)	—	—	—	—	—	—
Shares returned on a net treasury basis	—	—	(422)		(4)	4	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	585	6	—		—	7,954	—	—	—	—	7,960
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	809	8	—		—	10,426	(14,143)	—	—	—	(3,709)
Expense associated with common stock warrant	—	—	—		—	31,755	—	—	—	—	31,755
Non-cash equity compensation	—	—	—		—	6,695	6,091	—	—	—	12,786

Balance at December 31, 2005	24,882	$249	26,873		$269	$253,615	$(10,845)	$(81,882)	(59)	$(775)	$160,631

The accompanying notes are an integral part of these consolidated financial statements.
.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,789)	$(59,599)	$(2,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss from discontinued operations	—	—	325
Depreciation and amortization	7,797	6,672	9,669
Deferred income tax (benefit) expense	—	3,851	(4,052)
Tax benefit from stock option exercises	—	—	871
Non-cash equity compensation	44,580	9,499	1,526

Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	(24,050)	9,049	(1,962)
Inventories	1,319	2,256	1,169
Other current assets	(793)	1,135	334
Deferred television production costs	(6,507)	3,465	714
Other non current assets	1,145	(2,328)	337
Accounts payable and accrued liabilities	1,021	(4,812)	(13,238)
Income taxes	5,867	3,979	(156)
Deferred subscription revenue	4,920	2,124	(1,681)
Deferred royalty revenue	10,461	3,438	—
Other non current liabilities	(320)	(955)	(719)

Net cash used in operating activities	(30,349)	(22,226)	(9,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,822)	(947)	(1,054)
Purchases of short-term investments	(137,876)	(40,909)	—
Sales of short-term investments	89,398	8,700	17,010
Acquisition of business, net of cash acquired	—	(6,600)	—

Net cash provided by (used in) investing activities	(58,300)	(39,756)	15,956

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,960	4,303	404
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(3,709)	(3,240)	—

Net cash provided by financing activities	4,251	1,063	404

Net increase (decrease) in cash	(84,398)	(60,919)	6,726
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	104,647	165,566	158,840

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,249	$104,647	$165,566

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share data)
1 THE COMPANY
Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Broadcasting, Merchandising and Internet . The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, and also those related to its radio operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet segment comprises the Company’s operations relating to its direct-to-consumer floral business, its website marthastewart.com, and its catalog, Martha Stewart: The Catalog For Living, which was discontinued in early 2005.
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
Revenue Recognition
The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 0021, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. As a result, revenue is recognized as products and services are delivered.
Magazine advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience.
Deferred subscription revenue results from advance payments for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered.
Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns are recorded based upon historical experience.
Television advertising revenues are recognized when the related commercial is aired and is recorded net of estimated reserves for television audience underdelivery and bad debts. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement.

Licensing revenues from our radio program are recorded on a straight-line basis over the term of the agreement.
Product revenues are recognized upon shipment of goods to customers. Shipping and handling expenses are included in cost of goods sold. Estimated returns are recorded based on historical experience.
Revenues for royalties in our merchandising business are accrued on a monthly basis based on sales volume data provided to us by our partners, net of recoupment reserve requirements. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.
Television Production Costs
Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. The Company bases its estimates on existing contracts for programs, historical advertising rates and ratings as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.
Intangible Assets
Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test.
The Company reviews goodwill for impairment annually, or more frequently if events or changes in circumstances warrant. In 2005 and 2003, the Company estimated future cash flows based upon individual magazine historical results, current trends, and operating and cash flows to assess the fair value. In 2004, the Company engaged an external valuation services firm to report on the fair value of the Company’s goodwill. No impairment charges were recorded in 2005, 2004 and 2003.
The components of the intangible assets as of December 31, 2005 are set forth in the schedule below, and are reported entirely within the publishing business segment. In August 2004, the Company acquired certain intangible assets in connection with business acquisitions discussed in footnote 12.
The components of intangible assets are as follows:

					Accumulated
		Accumulated			Amortization-
		Amortization		Publishing	Publishing
	Publishing	- Publishing	Publishing	Subscriber	Subscriber
	Goodwill	Goodwill	Trademarks	Lists	Lists	Total

Balance January 1, 2005	$67,841	$(14,752)	$500	$900	$(225)	$54,264
Adjustments to goodwill	16	—	—	—	—	16
Amortization expense	—	—	—	—	(600)	(600)

Balance December 31, 2005	$67,857	$(14,752)	$500	$900	$(825)	$53,680

Impairment of Long- lived assets
The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using the Company’s best estimates based on reasonable assumptions and projections, it records an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. The Company evaluates intangible assets with finite useful lives by individual magazine title, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not magazine specific at a consolidated entity or segment reporting unit level, as appropriate.
The Company estimates fair values based on the future expected cash flows. The Company estimates future cash flows based upon segment level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market, and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, it may record additional impairment charges in the future.
For the years ended December 31, 2005 and 2004, no impairment charge was recorded. For the year ended December 31, 2003 the Company accelerated depreciation and amortization of certain long-lived assets of the Broadcasting segment by $1,727 to reflect the current fair value of the assets.
Inventories
Inventories consisting of paper and product merchandise are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method
Advertising Costs
Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.
Reclassification Adjustments
Certain prior year financial information has been reclassified to conform with fiscal 2005 financial statement presentation.
Loss Per Share
Basic loss per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock. For the years ended December 31, 2005, 2004, and 2003 the antidilutive options, warrants, and restricted stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 5,095,000, 4,901,000 and 3,275,000 with a weighted average exercise price of $25.44, $13.55, and $9.15 respectively.
Options granted under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan are not included as they are not dilutive (see footnote 8).
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lease term or, if shorter, the estimated useful lives of the related assets. The useful lives are as follows:

Studios and studio equipment	2-10 years
Furniture, fixtures and equipment	3-5 years
Computer hardware and software	3-5 years
Leasehold improvements	life of lease

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
Equity Compensation
We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including, expected volatility of our stock price and expected life of the option.
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

	2005	2004	2003
Risk-free interest rates	3.74%	3.47%	2.94%
Dividend yields	Zero	Zero	Zero
Expected volatility	68.3%	68.5%	70.0%
Expected option life	3.0 years	4.7 years	6.0 years
Average fair market value per option granted	$12.01	$9.06	$5.78
Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net loss for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
Net loss, as reported	$(75,789)	$(59,599)	$(2,771)
Add back: Total stock option based employee compensation expense included in net loss	3,496	5,149	1,315
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards	(5,512)	(7,136)	(8,973)

Pro forma net loss	$(77,805)	$(61,586)	$(10,429)

Loss per share:
Basic and diluted – as reported	$(1.49)	$(1.20)	$(0.06)
Basic and diluted – pro forma	$(1.53)	$(1.24)	$(0.21)

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004)(“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
The company will adopt Statement 123(R) using the modified-prospective method. The Company expects to recognize expense of $1,800 from unvested options due to the implementation of Statement 123(R).
As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a negative impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions was $871 in 2003. No amounts for such excess tax deductions were recognized in 2005 and 2004.
3 ACCOUNTS RECEIVABLE, NET
The components of accounts receivable at December 31, 2005 and 2004 are as follows:

	2005	2004
Advertising	$20,208	$7,522
Licensing	31,527	24,019
Other	5,952	1,314

	57,687	32,855
Less: reserve for credits and uncollectible accounts	2,306	1,523

	$55,381	$31,332

As of December 31, 2005 and 2004, accounts receivable – royalties from Kmart were approximately $28,790 and $22,119, respectively.
4 INVENTORIES
The components of inventories at December 31, 2005 and 2004 are as follows:

	2005	2004
Paper	$3,910	$4,279
Product merchandise	—	1,236

	2005	2004
	3,910	5,515
Less: reserve for obsolete and excess inventory	—	286
	$3,910	$5,229

5 PROPERTY, PLANT AND EQUIPMENT, NET
The components of property, plant and equipment at December 31, 2005 and 2004 are as follows:

	2005	2004
Studios and equipment	$10,304	$6,729
Furniture, fixtures and equipment	10,426	10,548
Computer hardware and software	18,708	27,883
Leasehold improvements	23,948	20,449

	63,386	65,609
Less: accumulated depreciation and amortization	43,589	48,434

	$19,797	$17,175

Depreciation and amortization expense related to property, plant and equipment was $7,197, $6,447 and $9,669, for the years ended December 31, 2005, 2004 and 2003, respectively.
6 LINE OF CREDIT
The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $5,000 with an interest rate equal to LIBOR plus 1.0% per annum and an expiration date of June 30, 2006. In 2005 we defaulted on an affirmative loan covenant covered under our promissory note with Bank of America. The covenant was waived and subsequently modified and we are now compliant. As of December 31, 2005, the Company did not have any amounts outstanding under this agreement.
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
8 EMPLOYEE AND NON EMPLOYEE BENEFIT AND COMPENSATION PLANS
Retirement plans
The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 25% or the maximum allowable contribution by the IRS ($14.0 in 2005, $13.0 in 2004 and $12.0 in 2003), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer matching contributions over a period of four years of service. The employer matching contributions totaled approximately $904, $863 and $908 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company does not sponsor any post retirement and/or post employment benefit plan.
Stock Options
The Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”) in November 1997. The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. In 2003, 236,000 shares were returned under the agreement. In January 2004, 150,000 shares were returned under the agreement, representing shares due the Company as of December 31, 2003. In June 2005, 422,000 shares were returned under the agreement, representing shares due the Company as of December 31, 2004. The status of this stock option plan is summarized as follows:

		Weighted
	Number	average exercise
	of Shares	price
Outstanding as of January 1, 2003	922,102	$0.62
Exercised	(295,160)	0.68

Outstanding as of December 31, 2003	626,942	0.60
Exercised	(424,544)	0.60

Outstanding as of December 31, 2004	202,398	0.60
Exercised	(87,817)	0.60

Outstanding as of December 31, 2005	114,581	$0.60

Options exercisable at:
December 31, 2003	626,942	$0.60
December 31, 2004	202,398	$0.60
December 31, 2005	114,581	$0.60
The Company has an additional stock option plan that provides for the granting of stock options and issuance to employees and non-employees, including members of the Company’s Board of Directors. The options granted under these plans are to purchase Class A Common stock at the fair market value at the date of the grant. Employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years. The term of the options granted under these plans is ten years. The status of these stock option plans is summarized as follows:

		Weighted
	Number of	average
	shares	exercise price
Outstanding as of January 1, 2003	8,376,180	$16.55
Granted	57,500	9.73
Exercised	(28,675)	6.78
Cancelled	(6,216,733)	17.04

Outstanding as of December 31, 2003	2,188,272	14.97
Granted	595,000	15.48
Exercised	(388,392)	10.39
Cancelled	(631,275)	15.82

		Weighted
	Number of	average
	shares	exercise price
Outstanding as of December 31, 2004	1,763,605	$15.85
Granted	437,500	24.46
Exercised	(497,047)	15.91
Cancelled	(17,850)	9.31

Outstanding as of December 31, 2005	1,686,208	$18.13

Options exercisable at:
December 31, 2003	1,389,910	$17.07
December 31, 2004	913,936	$17.37
December 31, 2005	796,813	$17.23
The following table summarizes information about the stock options outstanding under the Company’s option plans as of December 31, 2005:

		Options Outstanding		Options Exercisable
	Weighted
	Average
	Remaining		Weighted		Weighted
	Contractual		Average		Average
	Life in	Number	Exercise	Number	Exercise
Range of Exercise Price Per Share	Years	Outstanding	Price	Exercisable	Price
$0.60	1.9	114,581	$0.60	114,581	$0.60
$6.78-$10.61	4.1	388,225	7.93	190,722	7.73
$14.90-$15.75	5.1	21,350	15.38	21,250	15.38
$15.90	6.1	150,000	15.90	112,500	15.90
$16.45-$18.90	8.1	533,933	18.64	267,141	18.72
$19.92-$26.25	8.6	240,900	21.04	53,400	20.49
$26.56-$33.75	7.0	351,800	27.72	151,800	26.63

$0.60-$33.75	6.5	1,800,789	$17.01	911,394	$15.14

In the fourth quarter of 2004, the Company incurred a non-cash equity compensation charge of $3,875 resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our previous Chief Executive Officer.
Stock compensation plans
In 2002, the Company issued 185,000 shares of restricted stock to certain executives. The stock vested on the second anniversary date of the grant, August 2004. The aggregate market value of the restricted stock at the date of issuance of $1,254 was recorded as unamortized restricted stock which is a separate component of shareholders’ equity and was amortized over the two year vesting period, net of cancellations due to employee terminations prior to vesting. Accordingly, the Company recognized amortization of non-cash equity compensation of $205 and $483 in the years ended December 31, 2004 and 2003, respectively.
In November 2003, the Company completed two stock option exchange offers with its employees.
One offer allowed certain employees to exchange 4,300,000 stock options for 994,000 restricted stock units. The units vested 50% on the first anniversary of the grant and the remaining 50% vested on the second anniversary of the grant provided that the employee is still employed by the Company. The aggregate value of the restricted stock units of $10,800 on the date of issuance was amortized as expense over the two year vesting period, net of cancellations due to terminations prior to vesting. Accordingly, the Company recognized amortization of non-cash equity compensation of $3,496, $4,374, and $1,043 in the years ended December 31, 2005, 2004 and 2003, respectively.
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
In November 2004, the Company issued 200,000 shares of restricted stock to its President and Chief Executive Officer, of which 150,000 shares will vest ratably on the first, second and third anniversaries of the grant date based upon continued service vesting requirements. The remaining 50,000 shares vest either on the completion of seven years of service or the maintenance of a specified market price of the Company’s stock for a specified period of time. The aggregate market value of the restricted stock at the date of issuance of $3,724 was recorded as unamortized restricted stock which is a separate component of shareholders’ equity. In December 2004, 25,000 shares met the conditions of an accelerated vest clause and the Company recognized the remaining unamortized portion of this restricted stock grant in the fourth quarter of 2004. The remaining 25,000 shares met the conditions of another accelerated vest clause in January 2005, and the Company has accordingly recognized the pro-rata portion of their related amortization expense in the year ended December 31, 2005. In the aggregate, $1,087 and $931 was recognized as non-cash equity compensation expense in the year ended December 31, 2005 and 2004, respectively, related to this restricted stock grant.
In January 2005, the Company granted to executives 324,370 shares of restricted stock. The shares vest 50% on the second and third anniversary of the grant. The market value of the restricted stock was $9,183 on the date of the grant. This amount is being charged to expense, net of the impact of cancellations, over the respective vesting period and totaled $3,798 in the year ended December 31, 2005.
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
Non-employee compensation plans
In consideration of the execution of a consulting agreement under which Mark Burnett has agreed to act as an advisor and consultant to the Company with respect to various television matters, in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant may vest and become exercisable in three tranches, subject to the achievement of various milestones achieved with respect to certain television programs. However, under the terms of this warrant, the third tranche (i.e., 833,000 shares) will not vest. In the first half of 2005, however, we began negotiating with Mr. Burnett regarding his continued services and compensation; if such negotiations result in an agreement, the terms may include the grant of a new warrant covering a number of shares similar in magnitude to the unvested tranche from the original warrant. The warrant will expire on March 17, 2012.
For the year ended December 31, 2005 the Company recorded a non-cash equity charge of $16,830 associated with the vesting of 833,333 shares covered by the warrant granted in connection with the production of the syndicated television program. The shares covered by the warrant were valued on the vesting date based upon the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 3.9%; dividend yield- zero; expected volatility- 68%; contractual life- 7 years; average fair market value per warrant vested — $20.20.
For the year ended December 31, 2005 the Company recorded a non-cash equity charge of $14,925 associated with the vesting of 833,333 shares covered by the warrant granted in connection with the airing of a network television series titled “The Apprentice: Martha Stewart”. 416,667 shares covered by the warrant vested and were valued on the initial air date (September 2005) using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 4.2%; dividend yield- zero; expected volatility- 67%; contractual life- 6.5 years; average fair market value per warrant vested — $22.92. An additional 416,666 shares covered by the warrant vested and were valued on the final air date (December 2005) using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 4.5%; dividend yield- zero; expected volatility-66%; contractual life-6.25 years; average fair market value per warrant vested — $12.89.
In January 2005, the Company entered into a consulting agreement with Charles Koppelman who was then Vice Chairman and a Director of the Company. In October 2005, the Company entered into a two-year consulting agreement with CAK Entertainment, Inc. an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Each of these agreements contains non cash equity compensation terms which are further discussed in footnote 10.
9 INCOME TAXES
The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. The Company has used carryback income to realize net deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable loss than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $71,576 for 2005. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.
The provision (benefit) for income taxes consists of the following for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Current Income Taxes (Benefit)
Federal	$20	$(1,755)	$—
State and local	96	(1,401)	350
Foreign	291	173	70

Total current income tax expense/(benefit)	407	(2,983)	420

Deferred Income Taxes (Benefit)
Federal	—	3,754	(3,120)
State and local	—	97	(343)

Total deferred income tax expense (benefit)	—	3,851	(3,463)

Income tax provision (benefit) from continuing operations	$407	$868	$(3,043)

A reconciliation from the federal income tax provision (benefit) from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Computed tax at the federal statutory rate of 35%	$(26,384)	$(20,556)	$(1,738)
State income taxes, net of federal benefit	62	(848)	5
Non-deductible compensation	994	1,608	—
Non-deductible expense	164	163	243
Foreign tax credit	—	—	(351)
Non-taxable foreign income	(232)	(152)	(272)
Non-taxable interest income	(10)	(253)	(493)
Valuation allowance	26,104	28,286	—
Benefit of net operating loss (“NOL”) and tax credits carried back	—	(7,090)	—
Other	(291)	(290)	(437)

Provision (benefit) for income taxes	$407	$868	$(3,043)

Effective tax rate	0.5%	1.5%	61.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred Tax Assets
Inventory obsolescence reserves	$—	$117
Provision for doubtful accounts	990	852
Accrued rent	1,667	1,711
Reserve for newsstand returns	1,182	465
Reserve for catalog returns	—	104
Website impairment	—	98
Accrued compensation	15,948	3,465
Deferred royalty revenue	2,947	1,410
NOL/credit carryforwards	45,276	26,215
Depreciation and amortization	3,200	—
Other	468	346

Total deferred tax assets	71,678	34,783

Deferred Tax Liabilities
Depreciation and amortization	—	(1,708)
Prepaid expenses	(102)	(1,122)

Total deferred tax liabilities	(102)	(2,830)

Valuation allowance	(71,576)	(31,953)

Net Deferred Tax Asset	$—	$—

The Company has federal and state and local NOL carryforwards of $44,812 (after-tax), which will expire from 2006 through the year 2025, with the majority expiring in years 2024 and 2025. The Company has a federal tax credit carryforward of $464 which begins to expire in 2014. The Company currently has recorded an accrual of $390 for income tax liabilities related to ongoing federal, state, and local audits. The

Company’s balance sheet reflects a receivable in the amount of $519, which represents refundable federal and state income taxes.
10 RELATED PARTY TRANSACTIONS
Martha Stewart has submitted a claim, pursuant to the Corporation’s By-laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Corporation’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Corporation and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005 the independent expert determined that Ms. Stewart is entitled to indemnification. Accordingly, the Company reimbursed Ms. Stewart $2.8 million for this claim. The Corporation believes that the amount reimbursed to Ms. Stewart will be reimbursable to the Corporation under its Directors & Officers insurance policy and, accordingly, does not believe that the payment will result in an expense to the Corporation. The Company has recorded $2.3 million receivable on its balance sheet as of December 31, 2005.
The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. Under a location rental agreement dated September 2004, the Company pays Ms. Stewart $500 annually for use of her properties, which increased to $750 in years in which the Company is producing any original network, cable or syndicated television program for which Martha Stewart serves as on-air talent. Under a location rental agreement that terminated in June 2004, the Company paid Ms. Stewart $2,500 annually for use of her properties. The fees for use of these properties under the location rental agreements amounted to $583, $1,443 and $2,500 in 2005, 2004 and 2003, respectively.
During 2005, the Company paid $186 to a company owned by Martha Stewart, principally for reimbursement of expenses incurred on the Company’s behalf in connection with business meetings and entertainment. The Company also paid $177 for reimbursement of a portion of the cost of a computer network and telecommunications system, as well as $99 for security gates, all at her primary residence. In 2004 and 2003, a company owned by Martha Stewart reimbursed the Company $290 and $223, respectively, for certain services provided by Company personnel. In 2005, $344 was reimbursable, of which $260 was due as a receivable at year end.
In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by Ms. Stewart out of the policies’ existing surrender value at the time of repayment. In 2002, the arrangement was amended such that the Company would not be obligated to make further premium payments unless legislation permits such payments. As of December 31, 2005, the aggregate amount paid by the Company under this arrangement is $2,238.
In January 2005, the Company entered into a consulting agreement with Charles Koppelman who was then Vice Chairman and a Director of the Company. Pursuant to the terms of the agreement, Mr. Koppelman was paid a fee of $450 per annum, payable monthly, and received 50,000 shares of restricted stock, which would vest upon the Company entering into a merchandising licensing agreement. The vesting provisions of the restricted stock were met in May 2005 and, accordingly, the Company issued 50,000 shares to Mr. Koppelman, which had an aggregate value of $1,260 on the date of issuance. Because the shares were issued as a result of the execution of a licensing agreement, the value of the shares will be amortized over the four year term of the agreement, beginning in November 2005. In addition, Mr. Koppelman received 200,000 options to purchase shares of the Company’s Class A common stock equal to the stock’s fair market value on the date of grant. The options vest 50% on the first and second anniversary and have a 10 year term. The options had an aggregate value of $3,313 on the date of issuance, based upon the Black- Scholes option pricing model. The expense associated with these options is recognized over the two year vesting period based upon their fair value at the end of each period. For the year ended December 31,

2005, the Company recognized $375 as a consulting expense and $1,064 in non-cash equity compensation expense under this consulting agreement. The non-cash equity compensation expense was valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 4.39%; dividend yield- zero; expected volatility-66%; contractual life-9.08 years; average fair market value per option granted — $11.61.
In October 2005, the Company entered into a two-year consulting agreement with CAK Entertainment, Inc. an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and Director of the Company at the time of the agreement and thereafter. The agreement extends for a third year unless terminated by either party. Pursuant to the terms of the consulting arrangement, CAK Entertainment will make the consulting services of Mr. Koppelman available on a non-exclusive basis to assist the Company’s President and Chief Executive Officer in identifying and addressing strategic opportunities for the Company, including, without limitation, helping to identify, develop, design, structure and negotiate transactions or other business collaborations involving merchandising (through catalogs, direct marketing, internet commerce, and/or retail stores); book publishing; magazine, radio and television ventures; and other areas in which the Company may seek to do business.
In consideration for Mr. Koppelman’s services, the Company agreed to pay CAK Entertainment $725 per annum, payable in equal monthly installments. This annual amount supersedes the annual compensation payable to Mr. Koppelman pursuant to the January 2005 consulting agreement between the Company and Mr. Koppelman. In addition, the Company agreed to grant Mr. Koppelman (i) options to purchase 200,000 shares of the Company’s Class A common stock, with an exercise price equal to the stock’s fair market value on date of grant, and (ii) 75,000 shares of the Company’s Class A common stock. Mr. Koppelman also will be eligible to receive a performance fee of up to $3,000 conditioned upon the achievement of certain performance milestones. The options, shares of restricted stock and earn-out of the performance fee are all subject to performance-based vesting conditions. For the year ended December 31, 2005, 18,750 shares of restricted stock and 50,000 options vested and a $ 600 performance fee was paid based upon the vesting conditions of the agreement. For the year ended December 31, 2005, the Company recognized $721 as a consulting expense and $1,165 in non-cash equity compensation expense under this consulting agreement. The non-cash equity compensation expense includes a $783 charge related to the 50,000 vested options, valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 4.55%; dividend yield- zero; expected volatility-67%; contractual life-10 years; average fair market value per option granted — $15.67.
As part of his services as Chairman of the Board, Mr. Koppelman receives an annual retainer of $75. In addition, Mr. Koppelman was granted 25,000 shares of the Company’s Class A Common Stock for agreeing to serve as Chairman of the Board.
The Company employed Martha Stewart’s sister-in-law in the years ended December 31, 2005, 2004 and 2003 for aggregate compensation of $160, $157 and $181, respectively. The Company employed Martha Stewart’s brother-in-law in the years ended December 31, 2005, 2004 and 2003 for aggregate compensation of $146, $104 and $121, respectively. The Company employed Martha Stewart’s daughter in the year ended December 31, 2005 for aggregate compensation of $131. The Company paid Martha Stewart’s sister a consulting fee of $70 for editorial services in the year ended December 31, 2005. The Company employed Martha Stewart’s sister in the year ended December 31, 2004 and 2003 for aggregate compensation of $51 and $83, respectively.
The Company employed the daughter of Charles Koppelman, Chairman of the Board of the Company, during the year ended December 31, 2005 for aggregate compensation of $48.
The Company made a financial commitment of $100 to the VCU Adcenter with which Rick Boyko, a Company Director, is affiliated. The VCU Adcenter is part of the non-profit Virginia Commonwealth University.

11 COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases office facilities, filming locations, and equipment for terms extending through 2016 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $11,193, $10,253, and $11,082 for the years ended December 31, 2005, 2004, and 2003, respectively.
The following is a schedule of future minimum payments under operating leases at December 31, 2005, including amounts related to the discontinued operations of the Wedding List business (see footnote 13):

Operating
Leases
2006	$13,103
2007	10,139
2008	8,215
2009	8,317
2010	2,322
Thereafter	5,340

Total minimum lease payments	$47,436

Legal matters
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
Other
The Company has outstanding letters of credit for $2,100 as security for certain leases as of December 31, 2005.
12 BUSINESS ACQUISITIONS
In August 2004, the Company acquired certain assets and liabilities of Body & Soul magazine and Dr. Andrew Weil’s Self Healing newsletter, which are publications featuring “natural living” content. The primary purpose of the acquisition was to enter a new market and to launch “natural living “ as a new lifestyle category and brand for the Company. Consistent with SFAS No. 141, “Business Combinations,” the acquisitions were accounted for under purchase accounting.
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

In connection with the acquisition of Dr. Andrew Weil’s Self Healing newsletter net assets, the Company recorded tangible assets of $428, an intangible subscriber list asset of $900, an intangible trademark asset of $200 and liabilities assumed of $1,902 based on the receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $2,219 was recognized as the excess of the purchase price over the fair market value of assets acquired.
The 2004 results of operations for each acquisition reflect operating results from the date of acquisition through December 31, 2004. The subscriber list intangible asset is subject to an eighteen month amortization period. For the years ended December 31, 2005 and 2004, $600 and $225 respectively was charged to amortization expense.
13 DISCONTINUED OPERATIONS
In March 2001, the Company paid cash of approximately $3,900 and assumed certain liabilities to acquire the assets of The Wedding List, a wedding registry and gift business. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired business were included in the Company’s results of operations commencing upon the acquisition date. The acquisition resulted in goodwill of approximately $5,300. The Wedding List was reported as a component of the Internet segment.
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
These charges have been included with the losses from operations during 2003 and are reflected as a loss from the discontinued operations in the statements of operations.
Revenue and loss from the discontinued operations for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Revenues	$—	$—	$616

Loss from operations, including accrued restructuring and shutdown costs	(494)	(526)	(1,437)
Income tax benefit	—	—	589

Net loss from discontinued operations	$(494)	$(526)	$(848)

The summarized balance sheet of the discontinued operations as of December 31, 2005 and 2004 were as follows:

Total assets	$—	$52
Account payable and accrued expenses	(1,024)	(1,027)

Net liabilities of discontinued operations	$(1,024)	$(975)

14 OTHER INFORMATION
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

At December 31, 2004, the Company had $2,326 of cash on deposit collateralizing letters of credits which are maintained as security for certain leases.
The Company’s revenues from foreign sources were $9,344, $7,118 and $8,669 in 2005, 2004 and 2003, respectively.
During the year ended 2005, 2004, and 2003, the revenues from Kmart Corporation were approximately 25%, 26%, and 22% respectively of the company’s total revenues.
Advertising expense, including subscription acquisition costs, was $22,002, $25,932, and $21,059 for the years ended December 31, 2005, 2004, and 2003, respectively.
Interest paid was $27, $0, and $16 for the years ended December 31, 2005, 2004, and 2003, respectively.
Income taxes paid were $372, $284, and $1,529 for the years ended December 31, 2005, 2004, and 2003 respectively.
15 INDUSTRY SEGMENTS
The Company’s industry segments are discussed in footnote 1. The accounting policies for our segments are the same as those described in footnote 2. Segment information for the years ended December 31, 2005, 2004, and 2003 was as follows:

	Publishing	Broadcasting	Merchandising	Internet	Corporate	Consolidated
2005
Revenues	$125,765	$16,591	$55,848	$11,258	$—	$209,462
Non-cash equity compensation	2,097	17,421	230	38	24,794	44,580
Depreciation and amortization	987	1,321	845	951	3,693	7,797
Operating income (loss)	(15,278)	(27,060)	39,048	(3,537)	(71,484)	(78,311)
Total assets	74,968	21,222	29,267	3,819	124,552	253,828
Capital expenditures	242	6,610	125	191	2,654	9,822

2004
Revenues	$95,960	$10,580	$53,386	$27,512	$—	$187,438
Non-cash equity compensation	143	—	(72)	—	9,428	9,499
Depreciation and amortization	472	230	760	987	4,223	6,672
Operating income (loss)	(24,615)	(8,708)	36,427	(8,861)	(54,247)	(60,004)
Total assets	66,914	605	24,014	5,037	168,108	264,678
Capital expenditures	75	37	177	132	526	947

2003
Revenues	$135,529	$26,111	$53,395	$30,813	$—	$245,848
Non-cash equity compensation	202	—	51	(21)	1,294	1,526
Depreciation and amortization	165	2,974	671	960	4,899	9,669
Operating income (loss)	19,191	(2,210)	37,717	(16,013)	(45,090)	(6,405)
Total assets	62,380	7,982	22,547	9,815	206,378	309,102
Capital expenditures	184	31	26	146	667	1,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)
16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second		Fourth
Year ended December 31, 2005	Quarter	Quarter	Third Quarter	Quarter	Total
Revenues	$38,666	$45,951	$40,384	$84,461	$209,462
Operating income/(loss)	(19,782)	(34,210)	(26,854)	2,535	(78,311)
Income/(loss) from continuing operations	(19,036)	(33,379)	(25,946)	3,066	(75,295)
Loss from discontinued operations	(132)	(120)	(122)	(120)	(494)

Net income/( loss)	$(19,168)	$(33,499)	$(26,068)	$2,946	$(75,789)

Earnings per share — basic and diluted
Income/(loss) from continuing operations	$(0.37)	$(0.65)	$(0.51)	$0.06	$(1.48)
Loss from discontinued operations	—	—	—	—	(0.01)

Net income/(loss)	$(0.38)	$(0.65)	$(0.51)	$0.06	$(1.49)

Weighted average common shares outstanding
Basic	50,863	51,166	50,849	51,112	50,991
Diluted	50,863	51,166	50,849	52,104	50,991

	First	Second	Third	Fourth
Year ended December 31, 2004	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$44,501	$44,072	$38,653	$60,212	$187,438
Operating loss	(16,538)	(17,827)	(16,154)	(9,485)	(60,004)
Loss from continuing operations	(19,319)	(17,697)	(14,837)	(7,220)	(59,073)
Loss from discontinued operations	(161)	(127)	(129)	(109)	(526)

Net loss	$(19,480)	$(17,824)	$(14,966)	$(7,329)	$(59,599)

Earnings per share — basic and diluted
Loss from continuing operations	$(0.39)	$(0.36)	$(0.30)	$(0.14)	$(1.19)
Loss from discontinued operations	—	—	—	—	(0.01)

Net loss	$(0.39)	$(0.36)	$(0.30)	$(0.15)	$(1.20)

Weighted average common shares outstanding
Basic and diluted	49,464	49,572	49,698	50,119	49,712
Fourth Quarter Items:
Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

In the fourth quarter of 2005, the Company recorded a non-cash equity compensation charge of $4,130 resulting from the vesting of shares covered by a warrant granted in connection with the participation in a network television series.
In the fourth quarter of fiscal 2004, the Company recorded income tax benefits of $1,658, including approximately $842 related to an investment tax credit refund due, and the remaining amounts related to adjustments to previous tax estimates. The Company also recorded a non-cash equity compensation charge of $3,875 resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our Chief Executive Officer. In addition, royalty revenue of $1,631 was recorded in connection with the dissolution of a licensing agreement. The Company also reduced its discretionary year end bonus accrual by $1,370 to reflect current staffing levels and performance based evaluations.
MARTHA STEWART LIVING OMNIMEDIA, INC.
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		ADDITIONS
	Balance	CHARGED TO
	BEGINNING OF	COSTS AND		BALANCE, END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS	OF YEAR
Allowance for doubtful accounts:
Year ended December 31,
2005	$944	$376	$99	$1,221
2004	1,126	383	565	944
2003	2,454	(523)	805	1,126

Reserve for audience underdelivery:
Year ended December 31,
2005	$326	$1,135	$376	$1,085
2004	529	(93)	110	326
2003	1,275	(577)	169	529

Reserve for obsolete and excess inventory:
Year ended December 31,
2005	$286	$—	$286	$—
2004	1,926	(1,640)	—	286
2003	5,094	1,291	4,459	1,926

Reserve for product returns:
Year ended December 31,
2005	$253	$—	$253	$—
2004	256	2,334	2,337	253
2003	469	1,973	2,186	256