Form 10-Q
period 2006-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2006-05-09
CIK 1091801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding as of May 9, 2006

Class A, $0.01 par value	25,348,797
Class B, $0.01 par value	26,791,206

Total	52,140,003

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,170	$20,249
Short-term investments	78,744	83,788
Accounts receivable, net	35,851	55,381
Inventories, net	5,246	3,910
Deferred television production costs	6,092	6,507
Income taxes receivable	519	519
Other current assets	2,770	4,366

Total current assets	171,392	174,720

PROPERTY, PLANT AND EQUIPMENT, net	18,394	19,797

INTANGIBLE ASSETS, net	53,605	53,680

OTHER NONCURRENT ASSETS	5,576	5,631

Total assets	$248,967	$253,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,091	$28,545
Accrued payroll and related costs	7,058	7,488
Income taxes payable	475	476
Current portion of deferred subscription revenue	30,917	28,655
Current portion of deferred revenue	7,061	6,578

Total current liabilities	71,602	71,742

DEFERRED SUBSCRIPTION REVENUE	10,182	11,093
DEFERRED REVENUE	7,613	7,321
OTHER NONCURRENT LIABILITIES	2,733	3,041

Total liabilities	92,130	93,197

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 25,272 and 24,882 shares outstanding in 2006 and 2005, respectively	253	249
Class B common stock, $.01 par value, 150,000 shares authorized; 26,791 and 26,873 outstanding in 2006 and 2005, respectively	268	269
Capital in excess of par value	245,808	242,770
Accumulated deficit	(88,717)	(81,882)

	157,612	161,406
Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	156,837	160,631

Total liabilities and shareholders’ equity	$248,967	$253,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
REVENUES

Publishing	$36,287	$25,355
Broadcasting	11,320	797
Merchandising	11,277	9,392
Internet	2,948	3,122

Total revenues	61,832	38,666

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	32,088	23,883
Selling and promotion	16,672	17,033
General and administrative	18,556	15,845
Depreciation and amortization	2,207	1,687

Total operating costs and expenses	69,523	58,448

OPERATING LOSS	(7,691)	(19,782)
Interest income, net	1,046	769

LOSS BEFORE INCOME TAXES	(6,645)	(19,013)

Income tax provision	(67)	(23)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(6,712)	(19,036)
Loss from discontinued operations	(123)	(132)

NET LOSS	$(6,835)	$(19,168)

LOSS PER SHARE— BASIC AND DILUTED

Loss from continuing operations	$(0.13)	$(0.37)

Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.13)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	51,207	50,863
The accompanying notes are an integral part of these condensed consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2006
(unaudited, in thousands)

	Class A		Class B				Class A
	common stock		common stock				Treasury Stock
					Capital in
					excess of	Accumulated
	Shares	Amount	Shares	Amount	par value	Deficit	Shares	Amount	Total
Balance at January 1, 2006	24,882	$249	26,873	$269	$242,770	$(81,882)	(59)	$(775)	$160,631

Net loss	—	—	—	—	—	(6,835)	—	—	(6,835)

Issuance of shares in conjunction with stock options exercises	40	—	—	—	206	—	—	—	206

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	350	4	—	—	(64)	—	—	—	(60)

Non-cash equity compensation	—	—	—	—	2,895	—	—	—	2,895

Shares returned on a net treasury basis	—	—	(82)	(1)	1	—	—	—	—

Balance at March 31, 2006	25,272	$253	26,791	$268	$245,808	$(88,717)	(59)	$(775)	$156,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,835)	$(19,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,207	1,687
Non-cash equity compensation	2,974	3,219
Changes in operating assets and liabilities	19,086	15,112

Net cash provided by operating activities	17,432	850

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(701)	(328)
Purchases of short-term investments	(41,382)	(41,441)
Sales of short-term investments	46,426	14,820

Net cash provided by (used in) investing activities	4,343	(26,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	206	7,470
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(60)	(947)

Net cash provided by financing activities	146	6,523

Net increase (decrease) in cash	21,921	(19,576)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,249	104,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,170	$85,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands, except per share data)
1. Accounting policies
a. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as the “Company.”
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to its fiscal year ended December 31, 2005.
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
c. Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after January 1, 2006. Accordingly, effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS No. 123R. See Note 1(f) for further information on the adoption of SFAS No. 123R.
d. Television production costs
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
e. Income taxes
The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income. Therefore, the Company has added $2.5 million to its valuation allowance in the first three months of 2006, resulting in a cumulative balance of $74.1 million as of March 31, 2006. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. On a gross basis (before valuation allowances) the Company has Federal tax operating loss carry forwards totaling $92.5 million as of December 31, 2005. Such loss carry forwards have remaining lives ranging from 4 to 20 years. The DTA balance as of March 31, 2006, primarily consists of the federal NOL, and also includes amounts for state NOLs, accrued compensation, and other DTAs which are not included in the federal NOL. The Company is currently the subject of various ongoing federal, state and local audits. Although the outcome of each of the audits cannot be predicted with certainty, or in certain cases an estimate can not reasonably be made as of March 31, 2006, the Company has made accounting estimates as required under U.S. generally accepted accounting principles, as such the Company currently has recorded an accrual of $478. Management believes the ultimate outcome of all audits will not have a material effect on the financial position of the Company. The Company has also recorded a receivable in the amount of $519 which represents refundable federal and state income taxes.
f. Equity Compensation
We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors (the “Committee”) may grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Non-Employee Director Stock and Option Compensation Plan. In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. No further awards will be made from this plan.
Prior to January 1, 2006, we accounted for these plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore prior periods have not been restated. Compensation cost recognized in the three month period ended March 31, 2006 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, and with an exercise term not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years. Option awards usually provide for accelerated vesting upon retirement, death, or disability. Severance of a participant in the Martha Stewart Living Omnimedia, Inc. Executive Severance Plan also triggers accelerated vesting of all participant equity awards. During the three month period ended March 31, 2006 and 2005 we granted an insignificant amount of options.
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the quarter ended March 31, 2006, are $605 greater than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share would have been $(0.12) if the company had not adopted SFAS No. 123R, compared to reported basic and diluted loss per share of $(0.13). Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of our condensed consolidated statements of operations. As of March 31, 2006, there was $3,411 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of 1.7 years.

The intrinsic values of options exercised during the quarters ended March 31, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was $206 and $7,470, respectively, and is classified as financing cash flows.
No employee options were granted during the three month period ended March 31, 2005. The fair value of the options granted during the period ended March 31, 2006 was estimated on the date of their grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

2006
risk-free interest rates	4.59%
dividend yields	zero
expected volatility	65.7%
expected option life	5 years
average fair market value per option granted	$9.99
Changes in outstanding options under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan are as follows:

		Weighted
	Number of	average
	shares	exercise price
Outstanding as of December 31, 2005	114,581	$0.60

Exercised	(11,081)	0.60

Outstanding as of March 31, 2006	103,500	$0.60

Options exercisable at March 31, 2006	103,500	$0.60

Options available for grant at March 31, 2006	zero
Changes in outstanding options under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan and the Non-Employee Director Stock and Option Compensation Plan are as follows:

		Weighted
	Number of	average
	shares	exercise price
Outstanding as of December 31, 2005	1,686,208	$18.13

Granted	125,000	16.87

Exercised	(29,900)	6.89

Outstanding as of March 31, 2006	1,781,308	$18.23

Options exercisable at March 31, 2006	904,888	$18.76

Options available for grant at March 31, 2006	5,483,355

The following table summarizes information about the stock options outstanding under the Company’s option plans as of March 31, 2006:

		Options Outstanding		Options Exercisable
	Weighted
	Average
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of Exercise Price	Life in	Number	Exercise	Number	Exercise
Per Share	Years	Outstanding	Price	Exercisable	Price
$0.60	1.6	103,500	$0.60	103,500	$0.60
$6.78-$10.61	3.6	358,725	8.03	161,472	7.91
$14.90-$15.75	4.9	20,950	15.39	20,950	15.39
$15.90	5.9	150,000	15.90	150,000	15.90
$16.45-$18.90	8.0	658,933	18.31	267,266	18.72
$19.92-$26.25	8.3	240,900	21.04	53,400	20.49
$26.56-$33.75	6.7	351,800	27.72	251,800	27.39

$0.60-$33.75	6.4	1,884,808	$17.26	1,008,388	$16.90

The table below presents the pro forma effect on net loss and basic and diluted loss per share for the three month period ended March 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model.

2005
Net loss, as reported	$(19,168)
Add back: Total stock option based employee compensation expense included in net loss	1,205
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards	(1,540)

Pro forma net loss	$(19,503)

Loss per share:
Basic and diluted — as reported	$(0.38)
Basic and diluted — pro forma	$(0.38)
Restricted stock
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS No. 123R in 2006, we reclassified the unamortized restricted stock to additional paid-in capital. Restricted stock is expensed ratably over the restriction period, ranging from three to four years. Restricted stock expense for the periods ended March 31, 2006 and 2005 was $2,086 and $2,943, respectively.
A summary of our nonvested restricted stock shares as of March 31, 2006 and changes during the period ended March 31, 2006 is as follows:

		Weighted
		Average Grant
	Shares	Date Value

Nonvested at December 31, 2005	708,943	$16,997
Granted	345,199	6,037
Vested (1)	(20,625)	(586)
Forfeitures	(3,000)	(84)

Nonvested at March 31, 2006	1,030,517	$22,364

(1)	The shares vested during the period ended March 31, 2006 include 6,931 shares of our common stock surrendered by recipients in order to fulfill their tax withholding obligations.
The fair value of nonvested shares is determined based on the closing stock price of our common stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the periods ended March 31, 2006 and 2005 were $6,037 and $11,429 respectively. As of March 31, 2006, there was $22,441 of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of 1.9 years.
Additional outstanding equity grants
In consideration of the execution of a consulting agreement under which Mark Burnett has agreed to act as an advisor and consultant to the Company with respect to various television matters, in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant would vest and become exercisable in three tranches, subject to the achievement of various milestones achieved with respect to certain television programs. The first two tranches representing a total of 1,666,666 shares vested in 2005. However, under the terms of this warrant, the third tranche ( i.e. , 833,000 shares) will not vest. In the first half of 2005, however, we began negotiating with Mr. Burnett regarding his continued services and compensation; if such negotiations result in an agreement, the terms may include the grant of a new warrant covering a number of shares similar in magnitude to the unvested tranche from the original warrant. The warrant will expire on March 17, 2012. These shares are unregistered and not covered by our existing equity plans.
In January 2005, the Company entered into a consulting agreement with Charles Koppelman who was then Vice Chairman and a Director of the Company. Pursuant to the terms of the agreement, Mr. Koppelman was paid a fee of $450 per annum, payable monthly, and received 50,000 shares of restricted stock, which would vest upon the Company entering into a merchandising licensing agreement. The vesting provisions of the restricted stock were met in May 2005 and, accordingly, the Company issued 50,000 shares to Mr. Koppelman, which had an aggregate value of $1,260 on the date of issuance. Because the shares were issued as a result of the execution of a licensing agreement, the value of the shares will be amortized over the four year term of the agreement, which began in November 2005. In addition, Mr. Koppelman received 200,000 options to purchase shares of the Company’s Class A common stock equal to the stock’s fair market value on the date of grant. The options vest 50% on the first and second anniversary and have a 10 year term. The options had an aggregate value of $3,313 on the date of issuance, based upon the Black- Scholes option pricing model. The expense associated with these options is recognized over the two year vesting period based upon their fair value at the end of each period. For the period ended March 31, 2006, the Company recognized $296 in non-cash equity compensation expense under this consulting agreement. The non-cash equity compensation expense related to the options was valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 4.85%; dividend yield- zero; expected volatility-65.44%; contractual life-8.83 years; average fair market value per option granted — $10.98.
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
In consideration for Mr. Koppelman’s services, the Company agreed to pay CAK Entertainment $725 per annum, payable in equal monthly installments. This annual amount supersedes the annual compensation payable to Mr. Koppelman pursuant to the January 2005 consulting agreement between the Company and Mr. Koppelman. In addition, the Company agreed to grant Mr. Koppelman (i) options to purchase 200,000 shares of the Company’s Class A common stock, with an exercise price equal to the stock’s fair market value on date of grant, and (ii) 75,000 shares of the Company’s Class A common stock. Mr. Koppelman also will be eligible to receive a performance fee of up to $3,000 conditioned upon the achievement of certain performance milestones. The options, shares of restricted stock and earn-out of the performance fee are all subject to performance-based vesting conditions. For the period ended March 31, 2006, the Company recognized $181 as a consulting expense under this consulting agreement.
In March 2006, the Company entered into an agreement with an agency which will provide the Company with marketing communications services. Pursuant to terms of the agreement, the Company has granted the agency an option to purchase 100,000 shares of the Company’s Class A Common Stock with an exercise price equal to the stock’s fair market value on date of grant. The option will vest in five equal increments of 20,000 upon reaching certain performance milestones. During the period ended March 31, 2006, no vesting occurred in conjunction with this agreement.
g. Reclassifications
Certain prior year financial information has been reclassified to conform to fiscal 2006 financial statement presentation.
2. Inventories
Inventory is comprised of paper stock. The inventory balance at March 31, 2006 and December 31, 2005 is $5,246 and $3,910 respectively.
3. Loss per share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock.
As of March 31, 2006 and 2005, antidilutive options, warrants, and restricted stock that are excluded from the computation of diluted earnings per share because the effect would have been antidilutive were 5,274,000 and 4,973,000 respectively.
4. Industry segments
The Company is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Broadcasting, Merchandising and Internet. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, and also those related to its radio operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet segment comprises the Company’s operations relating to its website marthastewart.com, its direct-to-consumer floral business, and its catalog, Martha Stewart: The Catalog For Living, which was discontinued in early 2005.
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

Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment is as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2006	2005
OPERATING INCOME (LOSS)
Publishing	$(54)	$(8,728)
Broadcasting	(318)	(2,280)
Merchandising	6,194	5,807
Internet	(3)	(1,509)

Operating Income (Loss) before Corporate Expense	5,819	(6,710)
Corporate Expense	(13,510)	(13,072)

Total Operating Loss	(7,691)	(19,782)

DEPRECIATION AND AMORTIZATION
Publishing	184	247
Broadcasting	744	46
Merchandising	254	209
Internet	35	252
Corporate Expense	990	933

Total Depreciation and Amortization	2,207	1,687

NON-CASH EQUITY COMPENSATION
Publishing	710	790
Broadcasting	220	72
Merchandising	277	86
Internet	18	9
Corporate Expense	1,749	2,262

Total Non-Cash Equity Compensation	2,974	3,219

OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND AMORTIZATION AND NON-CASH EQUITY COMPENSATION
Publishing	840	(7,691)
Broadcasting	646	(2,162)
Merchandising	6,725	6,102
Internet	50	(1,248)

Operating Income (Loss) before Depreciation and Amortization and before Corporate Expenses	8,261	(4,999)
Corporate Expense	(10,771)	(9,877)

TOTAL OPERATING LOSS BEFORE DEPRECIATION AND AMORTIZATION AND NON-CASH EQUITY COMPENSATION	$(2,510)	$(14,876)

5. Related Party Transaction
Martha Stewart had submitted a claim, pursuant to the Corporation’s By-laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Corporation’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Corporation and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005 the independent expert determined that Ms. Stewart is entitled to indemnification. Accordingly, the Company reimbursed Ms. Stewart $2.8 million for this claim. The Corporation believes that the amount reimbursed to Ms. Stewart will be reimbursable to the Corporation under its Director’s & Officers insurance policy and, accordingly, does not believe that the payment will result in an expense to the Corporation. As of March 31, 2006, certain payments have already been reimbursed under the Director’s & Officers insurance policy and have been applied to the total claim. Accordingly, the Company has recorded a $2.3 million receivable on its balance sheet as of March 31, 2006.
6. Discontinued Operations
In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet/Direct Commerce business segment. The loss from operations, which is generated primarily from facility related expenses, was as follows:

	Three Months Ended
	March 31, (unaudited)
	2006	2005
Loss from operations	$(123)	$(132)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this report, the terms “we,” “us,” “our” and “MSO” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
TRENDS, RISKS AND UNCERTAINTIES
We believe that our first quarter results demonstrate that we continue to recover from the negative effects to our business that resulted from criminal and civil proceedings, and related publicity surrounding Martha Stewart’s sale of non-Company stock in December 2001. Though not all the related legal proceedings have concluded, our business showed solid improvement in 2005, including an increase in advertising pages and rates and improved circulation results at our flagship magazine, Martha Stewart Living, the launch of our new syndicated television program, MARTHA in September 2005, and the launch Martha Stewart Living Radio channel on SIRIUS satellite radio in November 2005. In 2006, we are re-investing a portion of our online advertising revenue in order to improve our website to take further advantage of the growth in online media. The investment will include further development in content areas such as crafts, recipes, and holidays, and improvement of the search function.
Recent Broadcasting Developments. Viewer response to our new syndicated television program, MARTHA, has been favorable and the show was recently nominated for six, and awarded one, daytime Emmy award. In January, we announced that season two of MARTHA will be available in more than 90% of U.S. television households. Although we expect that the show will have only a marginal, if any, direct economic value to us, and may not be profitable, we believe that it has great promotional value for the Company’s businesses and products, especially during the Company’s turnaround phase.
Recent Merchandising Developments. On April 6, 2006 we announced that we signed a licensing agreement with Macy’s and that we expect to launch a line of Martha Stewart Collection products in the fall of 2007, to be sold in approximately 700 Macy’s home stores nationwide. The Martha Stewart Collection line will encompass a broad range of home goods – including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating and trim-a-tree items. We expect to record the revenue related to this licensing arrangement in our Merchandising segment.
On March 12, 2006 the first community of Martha Stewart-branded homes created pursuant to our initial agreement with KB Home opened in Cary, North Carolina, and was well received by consumers. In February 2006, we announced an expanded agreement with KB Home, pursuant to which we anticipate building homes throughout the U.S. and creating a line of interior and exterior home products. In March 2006, we entered into a licensing agreement with Safavieh, a leading manufacturer and importer of fine rugs, to create a line of Martha Stewart-branded area rugs, to be sold in independent furniture stores and independent rug stores.
Kmart Agreement. The Company’s current agreement with Kmart provides for certain minimum guaranteed royalty payments. Due principally to store closures (since the signing of the agreement in June 2001, Kmart has closed approximately 30% of its stores) and lower same-store sales, we expect the minimum guarantees will significantly exceed the royalties that otherwise would be earned from actual retail sales through 2007. For the contract years ending January 31, 2009 and 2010 (the extension years), the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement:

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
Stock-Based Compensation. In accordance with a new accounting rule, FASB Staff Accounting Bulletin No. 107,

stock-based compensation is no longer presented as a separate line on our income statement. The stock-based compensation is now presented in the same lines as cash compensation paid to the same individuals. Stock-based compensation recognized in prior periods has been reclassed to conform with the presentation in the current period. Additionally, the company has adopted SFAS No. 123R using the modified-prospective method. In 2006 the Company expects to recognize expense of $1,800 from unvested options due to the implementation of SFAS No. 123R. The majority of the expense will be in the Corporate segment.

Results of Operations
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
PUBLISHING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$17,837	$8,680	$9,157
Circulation	17,671	16,161	1,510
Other	779	514	265

Total Publishing Segment Revenue	36,287	25,355	10,932

Publishing Operating Costs and Expenses
Production, distribution and editorial	20,246	16,578	(3,668)
Selling and promotion	15,169	16,601	1,432
General and administrative	742	657	(85)
Depreciation and amortization	184	247	63

Total Publishing Operating Costs and Expenses	36,341	34,083	(2,258)

Operating Loss	$(54)	$(8,728)	$8,674

Publishing revenues increased $10.9 million, or 43.1%, to $36.3 million for the three months ended March 31, 2006, from $25.4 million for the three months ended March 31, 2005. Advertising revenue increased $9.2 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine which accounted for $7.4 million of the increase. Circulation revenue increased $1.5 million primarily due to an increase in units sold of Martha Stewart Living as well as an increase in the subscription revenue per copy. The increase is also attributable to an increase in both rate and volume from the Dr. Andrew Weil’s Self Healing newsletter. The increase in revenue per subscriber is due to the prior year accounting treatment of subscribers acquired in a purchase transaction. In accordance with purchase accounting rules, revenue per subscriber was reduced in the year of acquisition. Current year results are recorded on an actual basis. Partially offsetting the increase was a decline in circulation revenue of Everyday Food due primarily to lower subscription revenue per copy.
Magazine Q1 Publication Schedule

	2006	2005

Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	No Issue	No Issue
Everyday Food	Three Issues	Three Issues
Special Interest Publications	Two Issues	Two Issues
Body + Soul	Two Issues	Two Issues
Dr. Andrew Weil’s Self Healing Newsletter	Three Issues	Three Issues
Production, distribution and editorial expenses increased $3.7 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher paper, printing and postage costs, as well as the costs associated with Blueprint, a magazine we are currently testing. Higher postage costs encompassed increases in both rate and volume. Selling and promotion expenses decreased $1.4 million, primarily due to lower subscription acquisition costs in both Martha Stewart Living and Everyday Food. Included within the Publishing segment is a $1.1 million investment in Blueprint compared to a prior year investment of $0.2 million.

BROADCASTING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$4,181	$379	$3,802
Licensing and other	7,139	418	6,721

Total Broadcasting Segment Revenue	11,320	797	10,523

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	7,463	1,290	(6,173)
Selling and promotion	868	234	(634)
General and administrative	2,563	1,507	(1,056)
Depreciation and amortization	744	46	(698)

Total Broadcasting Operating Costs and Expenses	11,638	3,077	(8,561)

Operating Loss	$(318)	$(2,280)	$1,962

Broadcasting revenues increased $10.5 million, to $11.3 million for the quarter ended March 31, 2006, from $0.8 million for the quarter ended March 31, 2005. Both advertising and licensing revenue increased primarily due to the inclusion of a full quarter of revenue related to our new nationally syndicated program which launched on September 12, 2005. The increase in licensing and other is also attributable to the launch of Martha Stewart Living radio. Neither program existed in the prior year period.
Production, distribution and editorial expenses increased $6.2 million due principally to the launch of our syndicated program; a portion of the production related expenses are deferred for matching against future revenue. As of March 31, 2006 our deferred production cost balance was $6.1 million. Selling and promotion expense increased $0.6 million in the quarter primarily due to higher compensation costs associated with our new television show. General and administrative expense increased $1.1 million primarily due to increased occupancy costs related to our new television studio. Depreciation and amortization expenses increased due to leasehold improvements and fixed asset additions related to our new television studio. During the quarter we decided to revise the planned distribution and format of a show we hope to produce regarding home improvement. We are now seeking to produce a digital show for distribution online. Previously, we had planned to distribute the show on cable television as part of an existing agreement. The revised plan results in a reduction of revenue of $0.3 million and a net expense benefit of $0.1, including the write-down of the house related to the show.

MERCHANDISING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$6,421	$6,132	$289
Kmart minimum true-up	2,193	2,078	115
Other	2,663	1,182	1,481

Total Merchandising Segment Revenue	11,277	9,392	1,885

Merchandising Operating Costs and Expenses
Production, distribution and editorial	2,471	2,192	(279)
Selling and promotion	6	(86)	(92)
General and administrative	2,352	1,270	(1,082)
Depreciation and amortization	254	209	(45)

Total Merchandising Operating Costs and Expenses	5,083	3,585	(1,498)

Operating Income	$6,194	$5,807	$387

Merchandising revenues increased $1.9 million, or 20.1%, to $11.3 million for the quarter ended March 31, 2006, from $9.4 million for the quarter ended March 31, 2005. Revenue related to our earned royalty at Kmart improved due primarily to an increase in the royalty rate on a year-over-year basis. The royalty rate under our agreement with Kmart increased approximately 3.1% on February 1, 2006. Sales of our product were essentially flat on a year-over-year basis. The pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment, is listed separately above. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to store closings and lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue increased primarily due to revenue related to our new program with KB Home.
Production, distribution and editorial as well as general and administrative expenses increased principally due to higher employee compensation due in part to an increase in staff.

INTERNET SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Internet Revenue
Product	$1,669	$2,946	$(1,277)
Advertising and Other	1,279	176	1,103

Total Internet Segment Revenue	2,948	3,122	(174)

Internet Operating Costs and Expenses
Production, distribution and editorial	1,908	3,730	1,822
Selling and promotion	629	262	(367)
General and administrative	379	387	8
Depreciation and amortization	35	252	217

Total Internet Operating Costs and Expenses	2,951	4,631	1,680

Operating Loss	$(3)	$(1,509)	$1,506

Internet revenues decreased $0.2 million, to $2.9 million for the three months ended March 31, 2006, from $3.1 million for the three months ended March 31, 2005. The decrease in product revenue was primarily due to lower commerce sales related to our catalog offerings, partially offset by increased revenue from our direct-to-consumer floral business. The decline in commerce sales related to our catalog offerings was largely attributable to the early 2005 discontinuance of Martha Stewart: The Catalog for Living. Advertising and other revenue increased principally due to an increase in sales volume as well as an improvement in ad rates of our advertising inventory on our website marthastewart.com. In the three months ended March 31, 2005, online advertising was not a focus of the segment.
Production, distribution and editorial costs decreased $1.8 million due to lower product sales as we exited the online commerce business. This resulted in lower cost of goods sold as well as lower fulfillment expenses. Selling and promotion expense increased $0.4 million related to higher compensation expenses associated with developing an internet advertising sales force.

CORPORATE

	2006	2005
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$—	$93	$93
Selling and promotion	—	22	22
General and administrative	12,520	12,024	(496)
Depreciation and amortization	990	933	(57)

Total Corporate Operating Costs and Expenses	13,510	13,072	(438)

Operating Loss	$(13,510)	$(13,072)	$(438)

Corporate operating costs and expenses increased $0.4 million, to $13.5 million for the three months ended March 31, 2006, from $13.1 million for the three months ended March 31, 2005. General and administrative expenses increased $0.5 million, principally due to higher compensation costs associated with additional corporate staff.
OTHER ITEMS
Interest Income, net. Interest income, net, was $1.0 million for the quarter ended March 31, 2006 compared to $0.8 million for the prior year quarter. The increase was attributable primarily to higher interest rates.
Income tax expense. Income tax expense for the quarter ended March 31, 2006 was $(0.1) million, compared to a nominal expense in the prior year quarter. The current period provision includes a valuation allowance of $2.5 million against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.1 in both the current and prior year periods. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are related primarily to facilities.
Net Loss. Net loss was $6.8 million for the quarter ended March 31, 2006, compared to a net loss of $19.2 million for the quarter ended March 31, 2005, as a result of the above mentioned factors.

Liquidity and Capital Resources
Cash and cash equivalents were $42.2 million and $20.2 million and short-term investments were $78.7 million and $83.8 million at March 31, 2006 and December 31, 2005, respectively. In total, cash and cash equivalents along with short-term investments, were $120.9 million and $104.0 million at March 31, 2006 and December 31, 2005, respectively.
Cash flows provided by operating activities were $17.4 million and $0.9 million during the three months ended March 31, 2006 and 2005, respectively. Cash flows provided by operating activities during the three months ended March 31, 2006 were primarily due to a net loss for the period of $6.8 million, partially offset by changes in operating assets and liabilities of $19.1 million, non-cash equity compensation expense of $3.0 million, and depreciation and amortization of $2.2 million. The changes in operating assets and liabilities were primarily due to a decrease in accounts receivable due to the collection of a royalty receivable due from Kmart related to our minimum royalty payment. Cash provided by operating activities during the three months ended March 31, 2005 were primarily due to changes in operating assets and liabilities of $15.1 million, non-cash equity compensation of $3.2 million and depreciation and amortization of $1.7 million, partially offset by a net loss for the period of $19.2 million. The changes in operating assets and liabilities reflect a decrease in accounts receivable due principally to the collection of a receivable from Kmart, partially offset by a decrease in certain accounts payable.
Cash flows provided by investing activities were $4.3 million during the three months ended March 31, 2006, compared to cash flows used in investing activities of $27.0 million during the three months ended March 31, 2005. Cash flows provided by investing activities in 2006 resulted from the net sale of short-term investments of $5.0 million, partially offset by capital expenditures of $0.7 million. Cash flows used in investing activities in 2005 resulted from the net purchase of short-term investments of $26.6 million and capital expenditures $0.3 million.
Cash flows provided by financing activities for the three month periods ended March 31, 2006 and 2005 were $0.1 million and $6.5 million, respectively, principally representing proceeds received from the exercise of employee stock options.
We have a line of credit with Bank of America in the amount of $5 million, which is generally used to secure outstanding letters of credit. As of March 31, 2006, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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
Revenue Recognition
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Revenues for royalties in our Merchandising segment are accrued on a monthly basis based on sales volume provided to us by our partners and payment is generally made by our partners on a quarterly basis. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. Some of our other merchandising agreements also contain minimum guarantee provisions. The pro rata portion of these minimum guarantees will be recorded when such amounts are both determinable and deemed collectible. Television advertising revenues are recorded when the related commercial is aired and is recorded net of estimated reserves for television audience underdelivery and bad debts. Television royalties are recorded as earned in accordance with specific terms of each agreement.
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
Forward-looking Statements and Risk Factors
This Quarterly Report includes certain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as “may,” “will,” “should,” “could”, “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. The Company’s actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following among others:
o	adverse reactions to publicity relating to Martha Stewart by consumers, advertisers and business partners;

o	an adverse resolution to the pending SEC enforcement proceeding against Ms. Stewart arising from her personal sale of non-Company stock;

o	adverse resolution of some or all of the Company’s ongoing litigation;

o	a loss of the services of Ms. Stewart;

o	a loss of the services of other key personnel;

o	failure to predict, respond to and influence trends in consumer taste;

o	loss or failure of merchandising and licensing programs;

o	failure to protect our intellectual property;

o	a softening of the domestic advertising market;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	unanticipated increases in paper, postage or printing costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions; and

o	changes in government regulations affecting the Company’s industries.
Certain of these and other factors are discussed in more detail in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, especially under the heading “Item 1A Risk Factors”, which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
None.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we have determined that, during the first quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There have been no material developments in the Company’s material outstanding litigation, the history and status of which is summarized below.
On February 3, 2003, the Company was named as a defendant in a Consolidated and Amended Class Action Complaint (the “Consolidated Class Action Complaint”), filed in the United States District Court for the Southern District of New York, by plaintiffs purporting to represent a class of persons who purchased common stock in the Company between January 8, 2002 and October 2, 2002. In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES). The Consolidated Class Action Complaint also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers) as defendants. All such individuals other than Martha Stewart are collectively referred to herein as the “Individual Defendants.” The action consolidated seven class actions previously filed in the Southern District of New York. The claims in the Consolidated Class Action Complaint arise out of Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs assert violations of Sections 10(b) (and rules promulgated thereunder), 20(a) and 20A of the Securities Exchange Act of 1934. The plaintiffs allege that MSO, Ms. Stewart and the Individual Defendants omitted material information and made statements about Ms. Stewart’s sale that were materially false and misleading. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the putative class periods and dropped after the alleged falsity of the statements became public. The plaintiffs further alleged that the Individual Defendants traded MSO stock while in possession of material non-public information, but as explained below, all such allegations have been dismissed. The Consolidated Class Action Complaint seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court. By stipulation of the parties, and an order of the court entered November 10, 2003, all claims asserted in the Consolidated Class Action Complaint pursuant to Section 20A (Insider Trading) of the Securities Exchange Act against the Individual Defendants, and all remaining claims against the Individual Defendants, other than Mr. Blatt and Ms. Patrick, were dismissed without prejudice. On May 19, 2003, the Company’s motion to dismiss the Consolidated Class Action Complaint was denied. The matter remains pending, and discovery is ongoing. While we believe the Company has substantial defenses to the Consolidated Class Action Complaint, we are unable to predict the outcome of that action or reasonably estimate a range of possible loss at this time.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title

10.1	Separation Agreement, dated as of March 7, 2006, between the Company and James Follo (incorporated by reference to the Current Report on Form 8-K filed on March 8, 2006).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 9, 2006

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Acting Chief Financial Officer