Form 10-Q
period 2006-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2006-08-08
CIK 1091801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding as of August 3, 2006
Class A, $0.01 par value	25,377,880
Class B, $0.01 par value	26,791,206

Total	52,169,086

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,226	$20,249
Short-term investments	79,318	83,788
Accounts receivable, net	37,527	55,381
Inventories, net	4,141	3,910
Deferred television production costs	5,268	6,507
Income taxes receivable	519	519
Other current assets	3,542	4,366

Total current assets	166,541	174,720

PROPERTY, PLANT AND EQUIPMENT, net	19,300	19,797

INTANGIBLE ASSETS, net	53,605	53,680

OTHER NONCURRENT ASSETS	6,653	5,631

Total assets	$246,099	$253,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,892	$28,545
Accrued payroll and related costs	9,313	7,488
Income taxes payable	735	476
Current portion of deferred subscription revenue	28,424	31,060
Current portion of deferred revenue	6,321	6,578

Total current liabilities	67,685	74,147

DEFERRED SUBSCRIPTION REVENUE	9,678	8,688

DEFERRED REVENUE	7,593	7,321

OTHER NONCURRENT LIABILITIES	2,656	3,041

Total liabilities	87,612	93,197

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 25,305 and 24,882 shares outstanding in 2006 and 2005, respectively	253	249
Class B common stock, $.01 par value, 150,000 shares authorized; 26,791 and 26,873 outstanding in 2006 and 2005, respectively	268	269
Capital in excess of par value	248,627	242,770
Accumulated deficit	(89,886)	(81,882)

	159,262	161,406
Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	158,487	160,631

Total liabilities and shareholders’ equity	$246,099	$253,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Publishing	$40,888	$31,707	$77,176	$57,062
Broadcasting	11,757	1,847	23,077	2,644
Merchandising	10,165	10,162	21,442	19,554
Internet	4,634	2,235	7,582	5,357

Total revenues	67,444	45,951	129,277	84,617

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	35,507	25,753	68,250	49,998
Selling and promotion	14,052	16,239	30,802	33,377
General and administrative	17,447	36,449	35,269	51,827
Depreciation and amortization	2,236	1,720	4,444	3,407

Total operating costs and expenses	69,242	80,161	138,765	138,609

OPERATING LOSS	(1,798)	(34,210)	(9,488)	(53,992)
Interest income, net	1,356	890	2,402	1,659

LOSS BEFORE INCOME TAXES	(442)	(33,320)	(7,086)	(52,333)

Income tax provision	(229)	(59)	(296)	(82)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(671)	(33,379)	(7,382)	(52,415)

Loss from discontinued operations	(499)	(120)	(622)	(252)

NET LOSS	$(1,170)	$(33,499)	$(8,004)	$(52,667)

LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.01)	$(0.65)	$(0.14)	$(1.03)
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Net loss	$(0.02)	$(0.65)	$(0.16)	$(1.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,176	51,166	51,192	51,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2006
(unaudited, in thousands)

	Class A		Class B		Capital in		Class A
	common stock		common stock		excess of par	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	value	Deficit	Shares	Amount	Total
Balance at January 1, 2006	24,882	$249	26,873	$269	$242,770	$(81,882)	(59)	$(775)	$160,631

Net loss	—	—	—	—	—	(8,004)	—	—	(8,004)

Issuance of shares in conjunction with stock options exercises	55	—	—	—	236	—	—	—	236

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	368	4	—	—	71	—	—	—	75

Non-cash equity compensation	—	—	—	—	5,549	—	—	—	5,549

Shares returned on a net treasury basis	—	—	(82)	(1)	1	—	—	—	—

Balance at June 30, 2006	25,305	$253	26,791	$268	$248,627	$(89,886)	(59)	$(775)	$158,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,004)	$(52,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,444	3,407
Non-cash equity compensation	5,708	24,495
Changes in operating assets and liabilities	12,920	12,208

Net cash provided by (used in) operating activities	15,068	(12,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,872)	(2,023)
Purchases of short-term investments	(75,262)	(110,837)
Sales of short-term investments	79,732	41,120

Net cash provided by (used in) investing activities	598	(71,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	236	7,567
Issuance of stock and restricted stock, net of cancellations and tax liabilities	75	286

Net cash provided by financing activities	311	7,853

Net increase (decrease) in cash	15,977	(76,444)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,249	104,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,226	$28,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands, except share and per share data)
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
b. Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company’s consolidated financial statements.
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
e. Income taxes
The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income. Therefore, the Company has added $2,900 to its valuation allowance in the first six months of 2006, resulting in a cumulative balance of $74,500 as of June 30, 2006. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset (“DTA”) could be realized. On a gross basis (before valuation allowances) the Company has Federal net operating loss (“NOL”) carry forwards totaling $92,500 as of December 31, 2005.

Such loss carry forwards have remaining lives ranging from 4 to 20 years. The DTA balance as of June 30, 2006, primarily consists of the federal NOL, and also includes amounts for state NOLs, accrued compensation, and other DTAs which are not included in the federal NOL. The Company is currently the subject of various ongoing federal, state and local audits. MSLO has filed a protest in response to an IRS assessment of the 2000 tax year. Upon audit, $2,200 of deductions for location rental expenditures was disallowed. MSLO requested an appeal. MSLO believes the $2,200 was an ordinary and necessary business expense, deductible pursuant to I.R.C. §162. Although the outcome of each of the audits cannot be predicted with certainty, or in certain cases an estimate can not reasonably be made as of June 30, 2006, the Company has made accounting estimates as required under U.S. generally accepted accounting principles. Accordingly, the Company currently has recorded an accrual of $737 for all ongoing audits. Management believes the ultimate outcome of all audits will not have a material effect on the financial position of the Company. The Company has also recorded a receivable in the amount of $519 which represents refundable federal and state income taxes.
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
Prior to January 1, 2006, we accounted for these plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore prior periods have not been restated. Compensation cost recognized in the three and six month periods ended June 30, 2006 includes the relevant portion (the amount vesting in the respective periods) of share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, and with an exercise term not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, employee stock options vest ratably on each of the first four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years. Option awards usually provide for accelerated vesting upon retirement, death, or disability. Severance of a participant in the Martha Stewart Living Omnimedia, Inc. Executive Severance Plan also triggers accelerated vesting of all participant equity awards. During the three and six month periods ended June 30, 2005 we granted an insignificant amount of options. During the three months ended June 30, 2006, we granted 52,500 options to our Board of Directors for their continuing service. During the six months ended June 30, 2006, we granted 77,500 options to our Board of Directors representing a new director grant as well as continuing service grants.
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before taxes and net loss for the three month period ended June 30, 2006, are $740 higher than if we continued to account for stock-based compensation under APB No. 25. For the six month period ended June 30, 2006, our loss before taxes and net loss are $1,344 higher. This resulted in an increase in our reported loss per share of $0.01 and $0.03 for the three and six month periods ended June 30, 2006, respectively. Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of our condensed consolidated statements of operations. As of June 30, 2006, there was $2,741 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of 2.0 years.
The intrinsic values of options exercised during the six months ended June 30, 2006 and 2005 were not significant. The total cash received from the exercise of stock options for the six months ended June 30, 2006 and 2005 was $236 and $7,567, respectively, and is classified as financing cash flows.
No employee options were granted during the six months ended June 30, 2005. The fair value of the options granted during the six months ended June 30, 2006 was estimated on the date of their grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

2006
risk-free interest rates	4.77%
dividend yields	zero
expected volatility	65.47%
expected option life	3.75 years
Average fair market value per option granted	$8.72
Changes in outstanding options under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan during the six month period ending June 30, 2006 are as follows:

		Weighted
	Number of	average
	shares	exercise price
Outstanding as of December 31, 2005	114,581	$0.60
Exercised	(22,162)	0.60

Outstanding as of June 30, 2006	92,419	$0.60

Options exercisable at June 30, 2006	92,419	$0.60

Options available for grant at June 30, 2006	zero
Changes in outstanding options under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan and the Non-Employee Director Stock and Option Compensation Plan during the six month period ending June 30, 2006 are as follows:

		Weighted
	Number of	average
	shares	exercise price
Outstanding as of December 31, 2005	1,686,208	$18.13
Granted	177,500	17.00
Exercised	(32,525)	6.88
Cancelled	(4,500)	7.02

Outstanding as of June 30, 2006	1,826,683	$18.25

Options exercisable at June 30, 2006	1,002,304	$18.50

Options available for grant at June 30, 2006	5,459,967

The following table summarizes information about the stock options outstanding under the Company’s option plans as of June 30, 2006:

	Weighted
	Average	Options Outstanding		Options Exercisable
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of Exercise Price	Life in	Number	Exercise	Number	Exercise
Per Share	Years	Outstanding	Price	Exercisable	Price
$0.60	1.4	92,419	$0.60	92,419	$0.60
$6.78 - $10.61	3.3	351,725	8.05	211,513	8.12
$14.90 - $15.75	4.6	20,825	15.38	20,825	15.38
$15.90	5.6	150,000	15.90	150,000	15.90
$16.45 - $18.90	7.4	711,433	18.23	267,266	18.72
$19.92 - $26.25	8.1	240,900	21.04	100,900	21.99
$26.56 - $33.75	6.5	351,800	27.72	251,800	27.39

$0.60 - $33.75	6.1	1,919,102	$17.40	1,094,723	$16.99

The table below presents the pro forma effect on net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(33,499)	$(52,667)
Add back: Total stock option based employee compensation expense included in net loss	1,040	2,245
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards	(1,367)	(2,660)

Pro forma net loss	$(33,826)	$(53,082)

Loss per share:
Basic and diluted — as reported	$(0.65)	$(1.03)
Basic and diluted — pro forma	$(0.66)	$(1.04)
Restricted stock
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS No. 123R in 2006, we reclassified the unamortized restricted stock to additional paid-in capital. Restricted stock is expensed ratably over the restriction period, ranging from three to four years. Restricted stock expense for the three months ended June 30, 2006 and 2005 was $1,663 and $3,799, respectively. Restricted stock expense for the six months ended June 30, 2006 and 2005 was $3,749 and $6,743, respectively.
A summary of our nonvested restricted stock shares as of June 30, 2006 and changes during the six month period ended June 30, 2006 is as follows:

		Weighted
		Average Grant
	Shares	Date Value

Nonvested at December 31, 2005	708,943	$16,997
Granted	401,316	7,043
Vested (1)	(89,225)	(2,469)
Forfeitures	(52,792)	(1,303)

Nonvested at June 30, 2006	968,242	$20,268

(1)	The shares vested during the period ended June 30, 2006 include 13,435 shares of our common stock surrendered by recipients in order to fulfill their tax withholding obligations.
The fair value of nonvested shares is determined based on the closing stock price of our common stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the periods ended June 30, 2006 and 2005 were $7,043 and $13,445 respectively. As of June 30, 2006 there was $20,345 of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of 1.9 years.
Additional outstanding equity grants
In consideration of the execution of a consulting agreement under which Mark Burnett has agreed to act as an advisor and consultant to the Company with respect to various television matters, in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant would vest and become exercisable in three tranches, subject to the achievement of various milestones achieved with respect to certain television programs. The first two tranches representing a total of 1,666,666 shares vested in 2005. However, under the terms of this warrant, the third tranche ( i.e. , 833,333 shares) will not vest. In the first half of 2005, however, we began negotiating with Mr. Burnett regarding his continued services and compensation; if such negotiations result in an agreement, the terms may include the grant of a new warrant covering a number of shares similar in magnitude to the unvested tranche from the original warrant, a portion of which may vest in 2006. The warrant will expire on March 17, 2012. These shares are unregistered and not covered by our existing equity plans.
In January 2005, the Company entered into a consulting agreement with Charles Koppelman who was then Vice Chairman and a Director of the Company. Pursuant to the terms of the agreement, Mr. Koppelman was paid a fee of $450 per annum, payable monthly, and received 50,000 shares of restricted stock, which would vest upon the Company entering into a merchandising licensing agreement. The vesting provisions of the restricted stock were met in May 2005 and, accordingly, the Company issued 50,000 shares to Mr. Koppelman, which had an aggregate value of $1,260 on the date of issuance. Because the shares were issued as a result of the execution of a licensing agreement, the value of the shares will be amortized over the four year term of the agreement, which began in November 2005. In addition, Mr. Koppelman received 200,000 options to purchase shares of the Company’s Class A common stock equal to the stock’s fair market value on the date of grant. The options vest 50% on the first and second anniversary and have a 10 year term. The options had an aggregate value of $3,313 on the date of issuance, based upon the Black- Scholes option pricing model. The expense associated with these options is recognized over the two year vesting period based upon their fair value at the end of each period. For the three and six month periods ended June 30, 2006, the Company recognized $409 and $705, respectively, in non-cash equity compensation expense under this consulting agreement. The non-cash equity compensation expense related to the options was valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 5.04%; dividend yield- zero; expected volatility-64.66%; contractual life-8.57 years; average fair market value per option granted — $10.64.
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
In consideration for Mr. Koppelman’s services, the Company agreed to pay CAK Entertainment $725 per annum, payable in equal monthly installments. This annual amount supersedes the annual compensation payable to Mr. Koppelman pursuant to the January 2005 consulting agreement between the Company and Mr. Koppelman. In addition, the Company agreed to grant Mr. Koppelman (i) options to purchase 200,000 shares of the Company’s Class A common stock, with an exercise price equal to the stock’s fair market value on date of grant, and (ii) 75,000 shares of the Company’s Class A common stock. Mr. Koppelman also will be eligible to receive a performance fee of up to $3,000 conditioned upon the achievement of certain performance milestones. The options, shares of restricted stock and earn-out of the performance fee are all subject to performance-based vesting conditions. The vesting provisions of a portion of both the restricted stock and the options were met in April 2006. Accordingly, the Company issued 3,750 shares to Mr. Koppelman, which had an aggregate value of $73 on the date of issuance. Mr. Koppelman vested in 10,000 options which had an aggregate value of $146 on the date of issuance, based upon the Black- Scholes option pricing model. Because the shares and options were issued as a result of the execution of a merchandising agreement, the value of the shares and options will be amortized over the remaining five year term of the agreement, which is expected to begin during the first quarter of 2007. Accordingly, the Company has not begun to recognize non-cash compensation expense related to the merchandising agreement.
For the three and six months ended June 30, 2006, the Company recognized $181 and $363, respectively, as a consulting expense under this consulting agreement.
In March 2006, the Company entered into an agreement with an agency which will provide the Company with marketing communications services. Pursuant to terms of the agreement, the Company has offered to grant the agency an option to purchase 100,000 shares of the Company’s Class A Common Stock with an exercise price equal to the stock’s fair market value on date of grant. The option will vest in five equal increments of 20,000 upon reaching certain performance milestones. During the six months ended June 30, 2006, no vesting occurred in conjunction with this agreement.
g. Reclassifications
Certain prior year financial information has been reclassified to conform to fiscal 2006 financial statement presentation.
2. Newsstand Adjustment
The Company has historically paid newsstand-related fees based in part on certain estimates provided by our distribution partner. We recently questioned amounts related to a portion of these bills. As a result of our negotiations with our distributor, we reached a settlement agreement pursuant to which we received a one-time refund in the amount of $3,200. The refund has been recorded as a reduction to the Publishing segment’s selling and promotion costs line on our condensed consolidated statements of operations for the three and six months ended June 30, 2006. We have also recorded interest income of $300 related to the settlement.
3. Inventories
Inventory is comprised of paper stock. The inventory balance at June 30, 2006 and December 31, 2005 is $4,141 and $3,910 respectively.

4. Loss per share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock.
As of June 30, 2006 and 2005, antidilutive options, warrants, and restricted stock that are excluded from the computation of diluted earnings per share because the effect would have been antidilutive were 5,295,342 and 5,223,985 respectively.
5. Industry segments
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
Non-GAAP Financial Information
In addition to using net income to assess the organization’s overall financial health, Company management uses net income before interest, taxes, depreciation, amortization and non-cash equity compensation (“adjusted EBITDA”), a non-GAAP financial measure, to evaluate the performance of our businesses on a real-time basis. Adjusted EBITDA is considered an important indicator of operational strength, is a direct component of the Company’s annual compensation program, and is a significant factor in helping our management determine how to allocate resources and capital. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP. Management considers adjusted EBITDA to be a critical measure of operational health because it captures all of the revenue and ongoing operating expenses of our businesses without the influence of (i) interest charges, which result from our capital structure, not our ongoing business efforts, (ii) taxes, which relate to the overall organizational financial return, not that of any one business, (iii) the capital expenditure costs associated with depreciation and amortization, which are a function of historical decisions on infrastructure and capacity, and (iv) the cost of non-cash equity compensation which, as a function of our stock price, can be highly variable, is not necessarily an indicator of current operating performance for any individual business unit, and is amortized over the appropriate period.
Adjusted EBITDA provides a means to directly evaluate the ability of our business operations to generate returns on a real-time basis. We provide disclosure of adjusted EBITDA because we believe it is useful for investors to have means to assess our performance as we do. While adjusted EBITDA is a customized non-GAAP measure, it also provides a means to analyze, value and compare our operating capabilities to those of companies with whom we compete, many of which have different compensation plans, depreciation and amortization costs, capital structures and tax burdens. But please note that our non-GAAP results may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
A limitation of adjusted EBITDA is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues for our overall organization. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures. Management also evaluates the cost of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. A further limitation of adjusted EBITDA is that it does not include stock compensation expense related to our workforce. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income or other measures of financial performance reported in accordance with GAAP.

Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment is as follows:
(in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
ADJUSTED EBITDA
Publishing	$6,905	$(2,595)	$7,746	$(10,286)
Broadcasting	1,238	(2,664)	1,886	(4,827)
Merchandising	5,610	6,274	12,334	12,375
Internet	110	(897)	159	(2,145)

Adjusted EBITDA before Corporate Expenses	13,863	118	22,125	(4,883)
Corporate Expenses	(10,690)	(11,332)	(21,462)	(21,207)

ADJUSTED EBITDA	3,173	(11,214)	663	(26,090)

NON-CASH EQUITY COMPENSATION
Publishing	708	453	1,418	1,243
Broadcasting	59	17,293	279	17,365
Merchandising	238	122	515	207
Internet	36	10	53	19
Corporate Expenses	1,694	3,398	3,442	5,661

Total Non-Cash Equity Compensation	2,735	21,276	5,707	24,495

DEPRECIATION AND AMORTIZATION
Publishing	135	248	319	495
Broadcasting	755	101	1,500	147
Merchandising	254	209	508	418
Internet	68	239	103	491
Corporate Expenses	1,024	923	2,014	1,856

Total Depreciation and Amortization	2,236	1,720	4,444	3,407

OPERATING INCOME/(LOSS)
Publishing	6,062	(3,296)	6,009	(12,024)
Broadcasting	424	(20,058)	107	(22,339)
Merchandising	5,118	5,943	11,311	11,750
Internet	6	(1,146)	3	(2,655)

Operating Income/(Loss) before Corporate Expenses	11,610	(18,557)	17,430	(25,268)
Corporate Expenses	(13,408)	(15,653)	(26,918)	(28,724)

Total Operating Loss	(1,798)	(34,210)	(9,488)	(53,992)

Interest income, net	1,356	890	2,402	1,659

LOSS BEFORE INCOME TAXES	(442)	(33,320)	(7,086)	(52,333)

Income tax provision	(229)	(59)	(296)	(82)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(671)	(33,379)	(7,382)	(52,415)

Loss from discontinued operations	(499)	(120)	(622)	(252)

NET LOSS	$(1,170)	$(33,499)	$(8,004)	$(52,667)

6. Related Party Transaction
Martha Stewart had submitted a claim, pursuant to the Corporation’s By-laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Corporation’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Corporation and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005 the independent expert determined that Ms. Stewart is entitled to indemnification. Accordingly, the Company reimbursed Ms. Stewart $2,800 for this claim. The Corporation believes that the amount reimbursed to Ms. Stewart is reimbursable to the Corporation under its Directors’ & Officers’ insurance policy and, accordingly, does not believe that the payment will result in an expense to the Corporation. As of June 30, 2006, certain payments have already been reimbursed under the Directors’ & Officers’ insurance policy and have been applied to the total claim. Accordingly, the Company has recorded a $1,815 receivable on its balance sheet as of June 30, 2006.
The Company currently has a consulting agreement with CAK Entertainment, Inc. and entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and a Director of the Company at the time of the agreement and thereafter. This agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director. The details of the agreements are included under note 1.f.
7. Discontinued Operations
In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet business segment. In the second quarter of 2006, a review of the accrual of future lease commitments, net of anticipated sublease rental income, resulted in a charge of $376. The anticipated sublease income was determined by estimating future cash flows based upon current market conditions. The loss from operations, which is generated primarily from facility related expenses, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Loss from operations	$(499)	$(120)	$(622)	$(252)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this report, the terms “we,” “us,” “our” and “MSO” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
We believe that our second quarter results demonstrate that we continue to recover from the negative effects to our business that resulted from criminal and civil proceedings, and related publicity surrounding Martha Stewart’s sale of non-Company stock in December 2001. Though not all the related legal proceedings have concluded, our business has demonstrated solid improvement in 2005 and significant improvement thus far in 2006. This includes an increase in advertising pages and rates and improved newsstand results at our flagship magazine, Martha Stewart Living; the growth in advertising at our internet segment; the launch of our new syndicated television program, MARTHA in September 2005; and the launch of the Martha Stewart Living Radio channel on SIRIUS satellite radio in November 2005. In 2006, we are re-investing a portion of our earnings to accelerate the development of Blueprint magazine, re-launch our website to take further advantage of the growth in online media, and support the roll-out of our new merchandising initiatives.
Recent Broadcasting Developments. Viewer response to our new syndicated television program, MARTHA, has been favorable and the show was recently nominated for six, and awarded one, Daytime Emmy award. In January, we announced that season two of MARTHA will be available in more than 90% of U.S. television households. However, our cable distribution partner chose not to renew our agreement; we are currently exploring other platforms to augment our broadcast distribution. As a result, we expect that the show in season two will show a modest loss. However, we believe that the show has great promotional value for the Company’s businesses and products.
Recent Internet Developments. On June 27, 2006, we announced a multiyear agreement with Kodak Imaging Network to develop a line of branded Martha Stewart personalized photo products. The new line will be sold on the KODAK EASYSHARE Gallery web site at www.kodakgallery.com and at www.marthastewart.com. The line is expected to debut in late September with a large selection of holiday offerings such as cards and photo books. Other products and new categories are expected to be introduced at the end of the year and throughout 2007.
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
On March 12, 2006 the first community of Martha Stewart-branded homes created pursuant to our initial agreement with KB Home opened in Cary, North Carolina, and was well received by consumers. In February 2006, we announced an expanded agreement with KB Home, pursuant to which we anticipate KB Home will build homes throughout the U.S. and creating a line of interior and exterior home products.
In March 2006, we entered into a licensing agreement with Safavieh, a leading manufacturer and importer of fine rugs, to create a line of Martha Stewart-branded area rugs, to be sold in independent furniture stores and independent rug stores.
On June 20, 2006, we announced an agreement with Quality Home Brands, LLC, a manufacturer of leading brands of lighting and home décor products, to manufacture a new line of Martha Stewart-branded lighting and ceiling fans. Initial products are expected to be introduced in spring 2007.
On July 25, 2006, we announced a multiyear agreement with FLOR, Inc., an eco-friendly manufacturer of residential, high-style modular floor coverings, to manufacture a new line of Martha Stewart-branded carpet tiles. The products will be available through the FLOR catalog and online at www.florcatalog.com beginning in 2007.

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
Stock-Based Compensation. In accordance with a new accounting rule, SEC Staff Accounting Bulletin No. 107, stock-based compensation is no longer presented as a separate line on our income statement. The stock-based compensation is now presented in the same lines as cash compensation paid to the same individuals. Stock-based compensation recognized in prior periods has been reclassified to conform to the presentation in the current period. Additionally, the company has adopted SFAS No. 123R using the modified-prospective method. In 2006 the Company expects to recognize expense of $1,800 from unvested options due to the implementation of SFAS No. 123R. The majority of the expense will be in the Corporate segment.

Results of Operations
Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
PUBLISHING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$22,624	$13,615	$9,009
Circulation	17,768	17,612	156
Other	496	480	16

Total Publishing Segment Revenue	40,888	31,707	9,181

Publishing Operating Costs and Expenses
Production, distribution and editorial	21,771	19,032	(2,739)
Selling and promotion	12,201	15,030	2,829
General and administrative	719	693	(26)
Depreciation and amortization	135	248	113

Total Publishing Operating Costs and Expenses	34,826	35,003	177

Operating Income/(Loss)	$6,062	$(3,296)	$9,358

Publishing revenues increased $9.2 million, or 29%, to $40.9 million for the three months ended June 30, 2006, from $31.7 million for the three months ended June 30, 2005. Advertising revenue increased $9.0 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine, as well as increases in both pages and rates at Everyday Food and Martha Stewart Weddings. Circulation revenue increased $0.2 million primarily due to an increase in rate from the Dr. Andrew Weil’s Self Healing newsletter along with the inclusion of circulation revenue from the launch of Blueprint magazine; this is partially offset by lower Weddings circulation revenue and lower revenue from our Special Interest Publications, as the 2005 period contained additional issues of both (see chart below). The increase in revenue per subscriber from the Dr. Andrew Weil’s Self Healing newsletter is due to the prior year accounting treatment of subscribers acquired in a purchase transaction. In accordance with purchase accounting rules, revenue per subscriber was reduced in the year of acquisition. Current year results are recorded on an actual basis.
Magazine Publication Schedule

	Second Quarter 2006	Second Quarter 2005

Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	Two Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Body + Soul	Two Issues	Two Issues
Special Interest Publications	Zero Issues	One Issue
Blueprint	One Issue	Zero Issues
Production, distribution and editorial expenses increased $2.7 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher physical costs, as well as the costs associated with Blueprint, a magazine we are currently testing. Selling and promotion expenses decreased $2.8 million, primarily due to a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Included within the Publishing segment is a $1.7 million loss in Blueprint compared to a loss $0.4 million in the prior year quarter.

BROADCASTING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$3,615	$865	$2,750
Radio	1,875	—	1,875
Licensing and other	6,267	982	5,285

Total Broadcasting Segment Revenue	11,757	1,847	9,910

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	7,699	1,497	(6,202)
Selling and promotion	817	814	(3)
General and administrative	2,062	19,493	17,431
Depreciation and amortization	755	101	(654)

Total Broadcasting Operating Costs and Expenses	11,333	21,905	10,572

Operating Income/(Loss)	$424	$(20,058)	$20,482

Broadcasting revenues increased $9.9 million, to $11.8 million for the quarter ended June 30, 2006, from $1.8 million for the quarter ended June 30, 2005. Both advertising and licensing revenue increased primarily due to the inclusion of revenue related to our nationally syndicated program which launched on September 12, 2005. Revenue from Martha Stewart Living Radio was $1.9 million. Neither program existed in the prior year period.
Production, distribution and editorial expenses increased $6.2 million due principally to the launch of our syndicated program; a portion of the production-related expenses are deferred for matching against future revenue. As of June 30, 2006 our deferred production cost balance was $5.3 million. Selling and promotion expense was flat. General and administrative expense decreased $17.4 million, primarily because results from the prior year’s quarter include a non-cash charge of $16.8 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. Depreciation and amortization expenses increased due to leasehold improvements and fixed asset additions related to our new television studio.

MERCHANDISING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$8,649	$8,986	$(337)
Other	1,516	1,176	340

Total Merchandising Segment Revenue	10,165	10,162	3

Merchandising Operating Costs and Expenses
Production, distribution and editorial	2,920	2,594	(326)
Selling and promotion	86	19	(67)
General and administrative	1,787	1,397	(390)
Depreciation and amortization	254	209	(45)

Total Merchandising Operating Costs and Expenses	5,047	4,219	(828)

Operating Income	$5,118	$5,943	$(825)

Merchandising revenues remained flat at $10.2 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Revenue related to our earned royalty at Kmart declined slightly due to store closures and lower same store-sales offset by higher royalty rate. The royalty rate under our agreement with Kmart increased approximately 3.1% on February 1, 2006. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to store closings and lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue increased primarily due to revenue related to our new program with KB Home.
Production, distribution and editorial as well as general and administrative expenses increased due largely to investment in personnel to support the growing number of merchandising initiatives we have forged in recent months.
INTERNET

	2006	2005
	(unaudited)	(unaudited)	Variance
Internet
Product	$2,511	$2,027	$484
Advertising and Other	2,123	208	1,915

Total Internet Segment Revenue	4,634	2,235	2,399

Internet Operating Costs and Expenses
Production, distribution and editorial	3,117	2,528	(589)
Selling and promotion	948	354	(594)
General and administrative	495	260	(235)
Depreciation and amortization	68	239	171

Total Internet Operating Costs and Expenses	4,628	3,381	(1,247)

Operating Income/(Loss)	$6	$(1,146)	$1,152

Internet revenues increased $2.4 million, to $4.6 million for the three months ended June 30, 2006, from $2.2 million for the three months ended June 30, 2005. Advertising and other revenue increased due to an increase in web traffic, ad rates, and sell-through. Page views on our site increased 117% year-over-year to a monthly average of 37 million page views from 17 million in the three months ended June 30, 2005. The increase in product revenue was due to increased sales at our direct-to-consumer floral business.

Production, distribution and editorial costs increased $0.6 million due to investment in personnel along with higher fulfillment costs at our direct-to-commerce floral business. Selling and promotion expense increased $0.6 million related to higher compensation expenses associated with developing an internet advertising sales force.
CORPORATE

	2006	2005
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$—	$102	$102
Selling and promotion	—	22	22
General and administrative	12,384	14,606	2,222
Depreciation and amortization	1,024	923	(101)

Total Corporate Operating Costs and Expenses	13,408	15,653	2,245

Operating Loss	$(13,408)	$(15,653)	$2,245

Corporate operating costs and expenses decreased $2.3 million, to $13.4 million for the three months ended June 30, 2006, from $15.7 million for the three months ended June 30, 2005. General and administrative expenses decreased $2.2 million, largely due to lower professional fees and employee-related costs.
OTHER ITEMS
Interest Income, net. Interest income, net, was $1.4 million for the quarter ended June 30, 2006 compared to $0.9 million for the prior year quarter. The increase was primarily attributable to interest received from a settlement of newsstand fees along with higher interest rates.
Income tax expense. Income tax expense for the quarter ended June 30, 2006 was $0.2 million, compared to an income tax expense of $0.1 million for the quarter ended June 30, 2005. The current period provision includes a valuation allowance of $0.4 million against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $(0.5) million for the quarter ended June 30, 2006, compared to loss of $(0.1) million for the quarter ended June 30, 2005. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are related primarily to facilities.
Net Loss. Net loss was $(1.2) million for the quarter ended June 30, 2006, compared to a net loss of $(33.5) million for the quarter ended June 30, 2005, as a result of the factors mentioned above.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
PUBLISHING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$40,461	$22,295	$18,166
Circulation	35,439	33,773	1,666
Other	1,276	994	282

Total Publishing Segment Revenue	77,176	57,062	20,114

Publishing Operating Costs and Expenses
Production, distribution and editorial	42,016	35,611	(6,405)
Selling and promotion	27,371	31,631	4,260
General and administrative	1,461	1,349	(112)
Depreciation and amortization	319	495	176

Total Publishing Operating Costs and Expenses	71,167	69,086	(2,081)

Operating Income/(Loss)	$6,009	$(12,024)	$18,033

Publishing revenues increased $20.1 million, or 35%, to $77.2 million for the six months ended June 30, 2006, from $57.1 million for the six months ended June 30, 2005. Advertising revenue increased $18.2 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine which accounted for $14.1 million of the increase. Circulation revenue increased $1.7 million primarily due to an increase in rate from the Dr. Andrew Weil’s Self Healing newsletter along with higher circulation revenue from Martha Stewart Living magazine, and the inclusion of circulation revenue from the launch of Blueprint magazine; this is partially offset by lower Weddings and Special Interest Publication circulation revenue, as the 2005 period contained an extra issue of Weddings and one Special Interest Publication. The increase in revenue per subscriber from the Dr. Andrew Weil’s Self Healing newsletter is due to the prior year accounting treatment of subscribers acquired in a purchase transaction. In accordance with purchase accounting rules, revenue per subscriber was reduced in the year of acquisition. Current year results are recorded on an actual basis.
Magazine Publication Schedule

	First Half 2006	First Half 2005

Martha Stewart Living	Six Issues	Six Issues
Martha Stewart Weddings	Two Issues	Three Issues
Everyday Food	Six Issues	Six Issues
Body + Soul	Four Issues	Four Issues
Special Interest Publications	Two Issues	Three Issues
Blueprint	One Issue	Zero Issues
Production, distribution and editorial expenses increased $6.4 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher physical costs, as well as the costs associated with Blueprint, a magazine we are currently testing. Selling and promotion expenses decreased $4.3 million, primarily due primarily due to a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees along with lower subscription acquisition costs in both Martha Stewart Living and Everyday Food. Included within the Publishing segment is a $2.8 million investment in Blueprint compared to an investment of $0.6 million for the first six months ended June 30, 2005.

BROADCASTING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$7,719	$1,035	$6,684
Radio	3,750	—	3,750
Licensing and other	11,608	1,609	9,999

Total Broadcasting Segment Revenue	23,077	2,644	20,433

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	15,163	2,787	(12,376)
Selling and promotion	1,684	1,048	(636)
General and administrative	4,623	21,001	16,378
Depreciation and amortization	1,500	147	(1,353)

Total Broadcasting Operating Costs and Expenses	22,970	24,983	2,013

Operating Income/(Loss)	$107	$(22,339)	$22,446

Broadcasting revenues increased $20.4 million, to $23.1 million for the six months ended June 30, 2006, from $2.6 million for the six months ended June 30, 2005. Both advertising and licensing revenue increased primarily due to the inclusion of revenue related to our nationally syndicated program which launched on September 12, 2005. Revenue from Martha Stewart Living Radio was $3.8 million. Neither program existed in the prior year period.
Production, distribution and editorial expenses increased $12.4 million due principally to the launch of our syndicated program; a portion of the production related expenses are deferred for matching against future revenue. As of June 30, 2006 our deferred production cost balance was $5.3 million. Selling and promotion expense increased $0.6 million primarily due to higher compensation costs associated with our new television show. General and administrative expense decreased $16.4 million; results from the prior year’s quarter include a non-cash charge of $16.8 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. Depreciation and amortization expenses increased due to leasehold improvements and fixed asset additions related to our new television studio.

MERCHANDISING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$15,069	$15,118	$(49)
Kmart minimum true-up	2,193	2,078	115
Other	4,180	2,358	1,822

Total Merchandising Segment Revenue	21,442	19,554	1,888

Merchandising Operating Costs and Expenses
Production, distribution and editorial	6,046	5,147	(899)
Selling and promotion	169	39	(130)
General and administrative	3,408	2,200	(1,208)
Depreciation and amortization	508	418	(90)

Total Merchandising Operating Costs and Expenses	10,131	7,804	(2,327)

Operating Income	$11,311	$11,750	$(439)

Merchandising revenues increased $1.9 million, or 10%, to $21.4 million for the six months ended June 30, 2006, from $19.6 million for the six months ended June 30, 2005. Revenue related to our earned royalty at Kmart declined slightly due to store closures and lower same store-sales offset by a higher royalty rate. The royalty rate under our agreement with Kmart increased approximately 3.1% on February 1, 2006. Sales of our product were down on a year-over-year basis. The pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment, is listed separately above. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to store closings and lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue increased primarily due to revenue related to our new program with KB Home.
Production, distribution and editorial as well as general and administrative expenses increased principally due largely to investment in personnel to support the growing number of merchandising initiatives we have forged in recent months.
INTERNET SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Internet
Product	$4,180	$4,972	$(792)
Advertising and other	3,402	385	3,017

Total Internet Segment Revenue	7,582	5,357	2,225

Internet Operating Costs and Expenses
Production, distribution and editorial	5,025	6,258	1,233
Selling and promotion	1,577	615	(962)
General and administrative	874	648	(226)
Depreciation and amortization	103	491	388

Total Internet Operating Costs and Expenses	7,579	8,012	433

Operating Income/(Loss)	$3	$(2,655)	$2,658

Internet revenues increased $2.2 million, to $7.6 million for the six months ended June 30, 2006, from $5.4 million for the six months ended June 30, 2005. Advertising and other revenue increased due to an increase in web traffic, ad rates, and sell-through. Page views on our site increased 84% year-over-year to a monthly average of 38 million page views from 21 million. In the six months ended June 30, 2005, online advertising was not a focus of the segment. The decline in commerce sales related to our catalog offerings was largely attributable to the early 2005 discontinuance of Martha Stewart: The Catalog for Living, and was partially offset by increased sales at our direct-to-consumer floral business.
Production, distribution and editorial costs decreased $1.2 million due to lower product sales as we exited the online commerce business. This resulted in lower cost of goods sold as well as lower fulfillment expenses. Selling and promotion expense increased $1.0 million due to higher compensation expenses associated with developing an internet advertising sales force.

CORPORATE

	2006	2005
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$—	$195	$195
Selling and promotion	—	44	44
General and administrative	24,904	26,629	1,725
Depreciation and amortization	2,014	1,856	(158)

Total Corporate Operating Costs and Expenses	26,918	28,724	1,806

Operating Loss	$(26,918)	$(28,724)	$1,806

Corporate operating costs and expenses decreased $1.8 million, to $26.9 million for the six months ended June 30, 2006, from $28.7 million for the six months ended June 30, 2005. General and administrative expenses decreased $1.7 million, largely due to lower professional fees and employee-related costs.
OTHER ITEMS
Interest Income, net. Interest income, net, was $2.4 million for the six months ended June 30, 2006 compared to $1.7 million for the prior year quarter. The increase was attributable to interest received from a settlement of newsstand fees along with higher interest rates.
Income tax expense. Income tax expense for the six months ended June 30, 2006 was $0.3 million, compared to income tax expense of $0.1 million for the six months ended June 30, 2005. The current period provision includes a valuation allowance of $2.9 million taken against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $(0.6) million for the six months ended June 30, 2006, compared to loss of $(0.3) million for the six months ended June 30, 2005. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are related primarily to facilities.
Net Loss. Net loss was $(8.0) million for the six months ended June 30, 2006, compared to a net loss of $(52.7) million for the six months ended June 30, 2005, as a result of the above mentioned factors.
Liquidity and Capital Resources
Cash and cash equivalents were $36.2 million and $20.2 million and short-term investments were $79.3 million and $83.8 million at June 30, 2006 and December 31, 2005, respectively. In total, cash and cash equivalents along with short-term investments, were $115.5 million and $104.0 million at June 30, 2006 and December 31, 2005, respectively.
Cash flows provided by operating activities were $15.1 million and $(12.6) million during the six months ended June 31, 2006 and 2005, respectively. Cash flows provided by operating activities during the six months June 30, 2006 were primarily due to a reduction in the net loss for the period to $8.0 million due to an improvement in operating trends primarily in our publishing and broadcasting segments, aided by changes in operating assets and liabilities of $12.9 million, non-cash equity compensation expense of $5.7 million, and depreciation and amortization of $4.4 million. The changes in operating assets and liabilities were primarily due to a decrease in accounts receivable due to the collection of a royalty receivable due from Kmart related to our minimum royalty payment, partially offset by an increase in deferred revenue. Cash used by operating activities during the six months ended June 30, 2005 were primarily due to a net loss for the period of $(52.7) million, partially offset by changes in operating assets and liabilities of $12.2 million, non-cash equity compensation of $24.5 million and depreciation and amortization of $3.4 million. The changes in operating assets and liabilities reflect a decrease in accounts receivable due principally to the collection of a receivable from Kmart, partially offset by a decrease in certain accounts payable. Included in the non-cash equity compensation was a charge of $16.8 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program.
Cash flows provided by investing activities were $0.6 million during the six months ended June 30, 2006, compared to cash flows used in investing activities of $71.7 million during the six months ended June 30, 2005. Cash flows provided by investing activities in 2006 resulted from the net sale of short-term investments of $4.5 million, partially offset by capital expenditures of $3.9 million. Cash flows used in investing activities in 2005 resulted from the net purchase of short-term investments of $69.7 million and capital expenditures of $2.0 million.
Cash flows provided by financing activities for the six month periods ended June 30, 2006 and 2005 were $0.3 million and $7.9 million, respectively, principally representing proceeds received from the exercise of employee stock options.
We have a line of credit with Bank of America in the amount of $5 million, which is generally used to secure outstanding letters of credit. As of June 30, 2006, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.
We believe that our available cash balances and short-term investments together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. In late July, our Board of Directors declared a special one-time dividend of $0.50 per share. The special dividend will be payable on September 14, 2006, to stockholders of record on August 31, 2006. The cash commitment is approximately $27 million.
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
Revenue Recognition
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment and product sales in our Internet segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Revenues for royalties in our Merchandising segment are accrued on a monthly basis based on sales volume provided to us by our partners and payment is generally made by our partners on a quarterly basis. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. Some of our other merchandising agreements also contain minimum guarantee provisions. The pro rata portion of these minimum guarantees will be recorded when such amounts are both determinable and deemed collectible. Television advertising revenues are recorded when the related commercial is aired and is recorded net of estimated reserves for television audience underdelivery and bad debts. Television royalties are recorded as earned in accordance with specific terms of each agreement. Internet advertising revenues based on the sale of impression-based advertisements are recorded in the period in which the advertisements are delivered.
Income taxes
The Company follows the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income.
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
Certain of these and other factors are discussed in more detail in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2006, especially under the heading “Item 1A. Risk Factors”, which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
None.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the second quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) We held our 2005 Annual Meeting of Stockholders on May 16, 2006.
(b) During the meeting holders of Class A Common Stock and Class B Common Stock, voting as one class, voted to elect eight directors to our Board of Directors, each to hold office for a term of approximately one year ending on the date of our next succeeding annual meeting of stockholders
Board of Directors Election Results

	Votes For	Votes Withheld
Rick Boyko	291,075,910	224,417
Michael Goldstein	291,072,721	227,606
Jill Greenthal	291,088,627	211,700
Charles A. Koppelman	291,040,381	259,946
Susan Lyne	291,067,503	232,824
Wenda Harris Millard	291,030,774	269,553
Thomas C. Siekman	291,025,108	275,219
Bradley E. Singer	291,017,313	283,014
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title
10.1	Employment Agreement dated as July 25, 2006, between Martha Stewart Living Omnimedia, Inc. and Holly Brown (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).

10.2	Employment Agreement dated as of July 25, 2006, between Martha Stewart Living Omnimedia, Inc. and Howard Hochhauser (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 8, 2006

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Chief Financial Officer