Form 10-Q
period 2006-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2006-11-08
CIK 1091801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding as of November 7, 2006

Class A, $0.01 par value	25,429,924
Class B, $0.01 par value	26,791,206

Total	52,221,130

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,482	$20,249
Short-term investments	52,503	83,788
Accounts receivable, net	36,906	55,381
Inventories, net	5,908	3,910
Deferred television production costs	4,454	6,507
Income taxes receivable	509	519
Other current assets	4,887	4,366

Total current assets	136,649	174,720

PROPERTY, PLANT AND EQUIPMENT, net	19,138	19,797

INTANGIBLE ASSETS, net	53,605	53,680

OTHER NONCURRENT ASSETS	6,740	5,631

Total assets	$216,132	$253,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,264	$28,545
Accrued payroll and related costs	13,234	7,488
Income taxes payable	734	476
Current portion of deferred subscription revenue	26,699	31,060
Current portion of deferred revenue	5,230	6,578

Total current liabilities	87,161	74,147

DEFERRED SUBSCRIPTION REVENUE	9,299	8,688
DEFERRED REVENUE	7,573	7,321
OTHER NONCURRENT LIABILITIES	2,558	3,041

Total liabilities	106,591	93,197

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 25,355 and 24,882 shares outstanding in 2006 and 2005, respectively	254	249
Class B common stock, $.01 par value, 150,000 shares authorized; 26,791 and 26,873 outstanding in 2006 and 2005, respectively	268	269
Capital in excess of par value	251,821	242,770
Accumulated deficit	(142,027)	(81,882)

	110,316	161,406

Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	109,541	160,631

Total liabilities and shareholders’ equity	$216,132	$253,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Publishing	$36,258	$27,564	$113,433	$84,626
Broadcasting	10,070	2,924	33,148	5,569
Merchandising	11,895	9,281	34,313	30,689
Internet	2,827	1,555	10,409	6,912

Total revenues	61,050	41,324	191,303	127,796

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	32,328	23,736	100,575	73,853
Selling and promotion	16,498	14,520	48,279	49,632
General and administrative	17,879	27,847	53,140	79,675
Depreciation and amortization	2,272	2,075	6,716	5,482

Total operating costs and expenses	68,977	68,178	208,710	208,642

OPERATING LOSS	(7,927)	(26,854)	(17,407)	(80,846)
Interest income, net	1,192	1,033	3,594	2,692
Litigation reserve	(18,200)	—	(18,200)	—

LOSS BEFORE INCOME TAXES	(24,935)	(25,821)	(32,013)	(78,154)

Income tax provision	(155)	(125)	(451)	(207)

LOSS FROM CONTINUING OPERATIONS	(25,090)	(25,946)	(32,464)	(78,361)
Loss from discontinued operations	(123)	(122)	(745)	(374)

NET LOSS	$(25,213)	$(26,068)	$(33,209)	$(78,735)

LOSS PER SHARE – BASIC AND DILUTED

Loss from continuing operations	$(0.49)	$(0.51)	$(0.63)	$(1.54)

Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net loss	$(0.49)	$(0.51)	$(0.65)	$(1.55)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,220	50,849	51,201	50,959

DIVIDENDS PER COMMON SHARE	$0.50	n/a	$0.50	n/a
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2006
(unaudited, in thousands)

	Class A		Class B				Class A
	common stock		common stock				Treasury Stock
					Capital in
					excess of par	Accumulated
	Shares	Amount	Shares	Amount	value	Deficit	Shares	Amount	Total
Balance at January 1, 2006	24,882	$249	26,873	$269	$242,770	$(81,882)	(59)	$(775)	$160,631

Net loss	—	—	—	—	—	(33,209)	—	—	(33,209)

Issuance of shares in conjunction with stock options exercises	103	1	—	—	545	—	—	—	546

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	370	4	—	—	7	—	—	—	11

Non-cash equity compensation	—	—	—	—	8,199	—	—	—	8,199

Expense associated with common stock warrant	—	—	—	—	299	—	—	—	299

Common stock dividends	—	—	—	—	—	(26,936)	—	—	(26,936)

Shares returned on a net treasury basis	—	—	(82)	(1)	1	—	—	—	—

Balance at September 30, 2006	25,355	$254	26,791	$268	$251,821	$(142,027)	(59)	$(775)	$109,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,209)	$(78,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,716	5,482
Non-cash equity compensation	8,735	37,770
Litigation reserve	18,200	—
Changes in operating assets and liabilities	11,035	15,640

Net cash provided by (used in) operating activities	11,477	(19,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,982)	(6,225)
Purchases of short-term investments	(133,802)	(125,229)
Sales of short-term investments	165,087	69,740

Net cash provided by (used in) investing activities	25,303	(61,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(26,104)	—
Proceeds received from stock option exercises	546	8,210
Issuance of stock and restricted stock, net of cancellations and tax liabilities	11	(56)

Net cash provided by (used in) financing activities	(25,547)	8,154

Net increase (decrease) in cash	11,233	(73,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,249	104,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,482	$31,244

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
b. Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company’s consolidated financial statements.
c. Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after January 1, 2006. Accordingly, effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS No. 123R. See Note 1(f) for further information on the adoption of SFAS No. 123R.
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of this standard on our consolidated financial statements.
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
e. Income taxes
The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year taxable income/loss than it places on estimates of future taxable income. Therefore, the Company has added $5.5 million to its valuation allowance in the first nine months of 2006, resulting in a cumulative balance of $77.1 million as of September 30, 2006. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset (“DTA”) could be realized. On a gross basis (before valuation allowances) the Company has Federal net operating loss (“NOL”) carry forwards totaling $92.5 million as of December 31, 2005. Such loss carry forwards have remaining lives ranging from 4 to 20 years. The DTA balance as of September 30, 2006, primarily consists of the federal NOL, and also includes amounts for state NOLs, accrued compensation, and other DTAs which are not included in the federal NOL. The Company is currently the subject of various ongoing federal, state and local audits. MSLO has filed a protest in response to an IRS assessment of the 2000 tax year. Upon audit, $2.2 million of deductions for location rental expenditures was disallowed. MSLO requested an appeal. MSLO believes the $2.2 million was an ordinary and necessary business expense, deductible pursuant to I.R.C. §162. As part of the 2001 through 2003 tax year audits, the IRS has identified similar concerns regarding the location rental expenditure deductions taken by the Company. The Company believes the deductions taken were ordinary and necessary business expense, deductible pursuant to I.R.C. §162. Additionally, the Company has sufficient NOLs to offset any potential settlement related to the location fee deduction taken in 2002 and 2003, and the amount of the deduction in 2001 was $2.0 million. Although the outcome of each of the audits cannot be predicted with certainty, or in certain cases an estimate can not reasonably be made as of September 30, 2006, the Company has made accounting estimates as required under U.S. GAAP. Accordingly, the Company currently has recorded an accrual of $0.7 million for all ongoing audits. Management believes the ultimate outcome of all audits will not have a material effect on the financial position of the Company. The Company has also recorded a receivable in the amount of $0.5 million which represents refundable federal and state income taxes.
f. Equity Compensation
We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors (the “Committee”) may grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”). In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. No further awards will be made from this plan.
Prior to January 1, 2006, we accounted for these plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore prior periods have not been restated. Compensation cost recognized in the three and nine month periods ended September 30, 2006 includes the relevant portion (the amount vesting in the respective periods) of share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, and with an exercise term not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, employee stock options vest ratably on each of either the first three or four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years. The vesting of certain option awards to non-employees are contingent upon the satisfaction of various milestones. Employee option awards usually provide for accelerated vesting upon retirement, death, or disability. Severance of a participant in the Martha Stewart Living Omnimedia, Inc. Executive Severance Plan also triggers accelerated vesting of all participant equity awards. During the three month period ended September 30, 2006 we granted 60,000 non-employee options pursuant to an agreement with an agency with a strike price of $18.31, the closing price on the date of the agreement. The agency will provide the Company with marketing communications and consulting services. 30,000 of these options vested in the quarter. This agreement replaced a prior agreement which contemplated the granting of 100,000 options, none of which were approved or issued. During the nine months ended September 30, 2006, we granted 137,500 options comprised of 77,500 options granted to our Board of Directors for a new director grant as well as continuing service grants, and the 60,000 non-employee options pursuant to the agreement previously discussed. During the three and nine month periods ended September 30, 2005, we granted an insignificant amount of options.
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before taxes and net loss for the three month period ended September 30, 2006, are $0.5 million higher than if we continued to account for stock-based compensation under APB No. 25. For the nine month period ended September 30, 2006, our loss before taxes and net loss are $1.8 million higher. This resulted in a $0.01 and $0.04 increase in our reported loss per share for the three and nine month periods ended September 30, 2006. Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of our condensed consolidated statements of operations. As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of 1 year.
The intrinsic values of options exercised during the nine months ended September 30, 2006 and 2005 were not significant. The total cash received from the exercise of stock options for the nine months ended September 30, 2006 and 2005 was $0.5 million and $8.2 million respectively, and is classified as financing cash flows.
No employee options were granted during the nine months ended September 30, 2006. The fair value of the non-employee options granted during the nine months ended September 30, 2006 was estimated on the date of their grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

2006
risk-free interest rates	4.87%
dividend yields	zero
expected volatility	64.93%
expected option life	4.2 years
Average fair market value per option granted	$9.34
Changes in outstanding options under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan during the nine month period ending September 30, 2006 are as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding as of December 31, 2005	114,581	$0.60

Exercised	(33,243)	0.60

Outstanding as of September 30, 2006	81,338	$0.60

Options exercisable at September 30, 2006	81,338	$0.60

Options available for grant at September 30, 2006	zero

Changes in outstanding options under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan and the Non-Employee Director Stock and Option Compensation Plan during the nine month period ending September 30, 2006 are as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding as of December 31, 2005	1,686,208	$18.13

Granted	137,500	17.68

Exercised	(71,308)	7.70

Cancelled	(3,450)	9.61

Outstanding as of September 30, 2006	1,748,950	$18.25

Options exercisable at September 30, 2006	1,049,779	$17.93

Options available for grant at September 30, 2006	5,495,007
The following table summarizes information about the stock options outstanding under the Company’s option plans as of September 30, 2006:

		Options Outstanding		Options Exercisable
	Weighted
	Average
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of Exercise Price	Life in	Number	Exercise	Number	Exercise
Per Share	Years	Outstanding	Price	Exercisable	Price
$0.60	1.4	81,338	$0.60	81,338	$0.60
$6.78-$10.61	3.4	316,092	8.04	261,088	7.79
$14.90-$15.75	4.6	19,425	15.39	19,425	15.39
$15.90	5.6	150,000	15.90	150,000	15.90
$16.45-$18.90	7.3	671,133	18.45	266,966	18.72
$19.92-$26.25	8.1	240,500	21.04	100,500	22.00
$26.56-$33.75	6.5	351,800	27.72	251,800	27.39

$0.60-$33.75	6.1	1,830,288	$17.74	1,131,117	$16.69

The table below presents the pro forma effect on net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(26,068)	$(78,735)
Add back: Total stock option based employee compensation expense included in net loss	939	3,183
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards	(1,465)	(4,246)

Pro forma net loss	$(26,594)	$(79,798)

Loss per share:
Basic and diluted – as reported	$(0.51)	$(1.55)
Basic and diluted – pro forma	$(0.52)	$(1.57)
Restricted stock
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS No. 123R in 2006, we reclassified the unamortized restricted stock to additional paid-in capital. Restricted stock is expensed ratably over the restriction period, ranging from three to four years. Restricted stock expense for the three months ended September 30, 2006 and 2005 was $1.9 million and $13.0 million, respectively. Restricted stock expense for the nine months ended September 30, 2006 and 2005 was $5.7 million and $36.5 million, respectively.
A summary of our nonvested restricted stock shares as of September 30, 2006 and changes during the nine month period ended September 30, 2006 is as follows:

		Weighted
		Average Grant
	Shares	Date Value

Nonvested at December 31, 2005	708,943	$16,997
Granted	438,782	7,640
Vested (1)	(100,782)	(2,696)
Forfeitures	(78,768)	(1,827)

Nonvested at September 30, 2006	968,175	$20,114

(1)	The shares vested during the period ended September 30, 2006 include 20,448 shares of our common stock surrendered by recipients in order to fulfill their tax withholding obligations.
The fair value of nonvested shares is determined based on the closing stock price of our common stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the periods ended September 30, 2006 and 2005 were $7.6 million and $14.7 million respectively. As of September 30, 2006 there was $20.1 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of 1.7 years.
Additional outstanding equity grants
In consideration of the execution of a consulting agreement under which Mark Burnett has agreed to act as an advisor and consultant to the Company with respect to various television matters, in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant would vest and become exercisable in three tranches, subject to the achievement of various milestones achieved with respect to certain television programs. The first two tranches representing a total of 1,666,666 shares vested in 2005. However, under the terms of this warrant, the third tranche ( i.e. , 833,333 shares) will not vest. The warrant will expire on March 17, 2012.
On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. This warrant may vest and become exercisable in two equal tranches subject to the achievement of various milestones relating to the production and distribution of The Martha Stewart Show. This warrant will also expire on March 17, 2012. For the three and nine month periods ended September 30, 2006, the Company recognized approximately $0.3 million in non-cash equity compensation related to this warrant. The non-cash equity compensation expense related to the warrants was valued using the following assumptions: risk free interest rate- 5.16%; dividend yield- zero; expected volatility- 64%; contractual life- 5.47 years; average fair market value per option granted- $12.04. The Company expects to account for the cost of the first tranche of this warrant ratably over the course of the current television season.
Both of Mr. Burnett’s warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrants issued to Mr. Burnett are not covered by the Company’s existing equity plans. In addition to the new warrant, the Company also entered into a registration rights agreement with Mr. Burnett. Mr. Burnett has exercised his right to obligate the Company to effect a registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon the exercise of either warrant. The Company currently expects to register the shares covered under the warrant agreement pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission.
In January 2005, the Company entered into a new consulting agreement with Charles Koppelman who was then Vice Chairman and a Director of the Company. Pursuant to the terms of the agreement, Mr. Koppelman was paid a fee of $0.5 million per annum, payable monthly, and was issued 50,000 shares of restricted stock under our 1999 option plan, which would vest upon the Company entering into a merchandising licensing agreement. The vesting provisions of the restricted stock were met in May 2005 at which point the shares had an aggregate value of $1.3 million. Because the shares were issued as a result of the execution of a licensing agreement, the value of the shares is amortized over the four year term of the agreement, which began in November 2005. Non-cash compensation expense recognized in connection with these shares was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2006, respectively. In addition, Mr. Koppelman received 200,000 options under our 1999 Option Plan to purchase shares of the Company’s Class A common stock with an exercise price equal to the stock’s fair market value on the date of grant. The options vest 50% on the first and second anniversary and have a 10 year term. The options had an aggregate value of $3.3 million on the date of issuance, based upon the Black- Scholes option pricing model. The expense associated with these options is recognized over the two year vesting period based upon their fair value at the end of each period. For the three and nine month periods ended September 30, 2006, the Company recognized $0.3 million and $0.8 million, respectively, in non-cash equity compensation expense under this consulting agreement. The non-cash equity compensation expense related to the options was valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 5.04%; dividend yield- zero; expected volatility-64%; contractual life-8.3 years; average fair market value per option granted — $11.21.
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
In consideration for Mr. Koppelman’s services, the Company agreed to pay CAK Entertainment $0.7 million per annum, payable in equal monthly installments. This annual amount supersedes the annual compensation payable to Mr. Koppelman pursuant to the January 2005 consulting agreement between the Company and Mr. Koppelman. In addition, the Company agreed to grant Mr. Koppelman (i) options to purchase 200,000 shares of the Company’s Class A common stock under our 1999 Option Plan, with an exercise price equal to the stock’s fair market value on date of grant, and (ii) 75,000 shares of restricted stock, also under our 1999 Option Plan. Mr. Koppelman also will be eligible to receive a performance fee of up to $3.0 million conditioned upon the achievement of certain performance milestones. The options, shares of restricted stock and earn-out of the performance fee are all subject to performance-based vesting conditions. The vesting conditions relating to the issuance of a portion of both the restricted stock and the options, and the payment of a portion of the performance fee were met in April 2006. Accordingly, the risk of forfeiture lapsed with respect to 3,750 shares, which had an aggregate value of $0.1 million on the date of vesting. Mr. Koppelman vested in 10,000 options which had an aggregate value of $0.1 million on the date of vesting, based upon the Black- Scholes option pricing model and Mr. Koppelman received $0.1 million of his performance fee. Because the shares and options were issued as a result of the execution of a merchandising agreement, the value of the shares and options will be amortized over the remaining five year term of the agreement, which is expected to begin during the first quarter of 2007. Accordingly, the Company has not begun to recognize non-cash compensation expense related to this merchandising agreement.
For the three and nine months ended September 30, 2006, the Company recognized $0.2 million and $0.5 million, respectively, as a consulting expense under this consulting agreement.
In March 2006, the Company entered into an agreement with an agency which will provide the Company with marketing communications and consulting services. In September 2006, the Company entered into a new agreement with this agency which superseded in its entirety the March agreement. Pursuant to the new agreement, the Company granted the agency an option to purchase 60,000 shares of the Company’s Class A Common Stock under the Company’s 1999 Option Plan with an exercise price equal to $18.31 per share, the closing price on the date of the agreement. 30,000 of the shares subject to the option vested immediately. The remaining 30,000 shares subject to the option will vest on December 31, 2006, contingent upon the Company receiving certain specified deliverables from the agency. The non-cash equity compensation expense related to the options was valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate- 5.07%; dividend yield- zero; expected volatility-64%; contractual life-5.0 years; average fair market value per option granted — $10.58.
Other
In late July, 2006 our Board of Directors declared a one-time special dividend of $0.50 per share for a total value of $26.9 million. During September 2006, the Company paid $26.1 million in dividends.
g. Reclassifications
Certain prior year financial information has been reclassified to conform to fiscal 2006 financial statement presentation.
2. Newsstand Adjustment
The Company has historically paid newsstand-related fees based in part on certain estimates provided by our distribution partner. We recently questioned amounts related to a portion of these bills. As a result of our negotiations with our distributor, we reached a settlement agreement pursuant to which we received a one-time refund in the amount of $3.2 million. The refund was recorded in the second quarter of 2006 as a reduction to the Publishing segment’s selling and promotion costs line on our condensed consolidated statements of operations, and accordingly is included in our results for the nine months ended September 30, 2006. We also recorded interest income of $0.3 million related to the settlement in the second quarter of 2006.

3. Inventories
Inventory is comprised of paper stock. The inventory balance at September 30, 2006 and December 31, 2005 was $5.9 million and $3.9 million respectively.
4. Loss per share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share” and SFAS 123(R) “Share-Based Payment”. Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock.
As of September 30, 2006 and 2005, antidilutive options, warrants, and restricted stock that were excluded from the computation of diluted earnings per share because the effect would have been antidilutive were 5,191,975 and 5,209,273 respectively.
5. Industry segments
The Company is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Broadcasting, Merchandising and Internet. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, and also those related to its radio operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet segment comprises the Company’s operations relating to its website marthastewart.com, its collaboration with Kodak regarding digital photo products, its direct-to-consumer floral business, and its catalog, Martha Stewart: The Catalog For Living, which was discontinued in early 2005.
Non-GAAP Financial Information
In addition to using net income to assess the organization’s overall financial health, Company management uses net income before interest, taxes, depreciation, amortization, and non-cash equity compensation (“Adjusted EBITDA”), a non-GAAP financial measure, to evaluate the performance of our businesses on a real-time basis. Adjusted EBITDA is considered an important indicator of operational strength, is a direct component of the Company’s annual compensation program, and is a significant factor in helping our management determine how to allocate resources and capital. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP. Management considers Adjusted EBITDA to be a critical measure of operational health because it captures all of the revenue and ongoing operating expenses of our businesses without the influence of (i) interest charges, which result from our capital structure, not our ongoing business efforts, (ii) taxes, which relate to the overall organizational financial return, not that of any one business, (iii) the capital expenditure costs associated with depreciation and amortization, which are a function of historical decisions on infrastructure and capacity, (iv) the cost of non-cash equity compensation which, as a function of our stock price, can be highly variable, is not necessarily an indicator of current operating performance for any individual business unit, and is amortized over the appropriate period, and, in this period, (v) the one-time charge taken as a reserve for our anticipated litigation expense.
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
Revenues for each segment are presented in the condensed consolidated income statements. Income (loss) from operations for each segment is as follows:
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
ADJUSTED EBITDA
Publishing	$2,940	$(1,566)	$10,686	$(11,852)
Broadcasting	(546)	(3,360)	1,339	(8,185)
Merchandising	6,093	4,343	18,428	16,719
Internet	(634)	(721)	(475)	(2,868)

Adjusted EBITDA before Corporate Expenses	7,853	(1,304)	29,978	(6,186)
Corporate Expenses	(10,481)	(10,200)	(31,935)	(31,408)

ADJUSTED EBITDA	(2,628)	(11,504)	(1,957)	(37,594)

NON-CASH EQUITY COMPENSATION
Publishing	582	453	2,000	1,696
Broadcasting	465	66	744	17,432
Merchandising	169	218	684	425
Internet	46	9	99	28
Corporate Expenses	1,765	12,529	5,207	18,189

Total Non-Cash Equity Compensation	3,027	13,275	8,734	37,770

DEPRECIATION AND AMORTIZATION
Publishing	139	247	458	742
Broadcasting	758	462	2,257	609
Merchandising	256	211	764	629
Internet	73	231	176	722
Corporate Expenses	1,046	924	3,061	2,780

Total Depreciation and Amortization	2,272	2,075	6,716	5,482

OPERATING INCOME/(LOSS)
Publishing	2,219	(2,266)	8,228	(14,290)
Broadcasting	(1,769)	(3,888)	(1,662)	(26,226)
Merchandising	5,668	3,914	16,980	15,665
Internet	(753)	(961)	(750)	(3,618)

Operating Income/(Loss) before Corporate Expenses	5,365	(3,201)	22,796	(28,469)
Corporate Expenses	(13,292)	(23,653)	(40,203)	(52,377)

Total Operating Loss	(7,927)	(26,854)	(17,407)	(80,846)
Interest income, net	1,192	1,033	3,594	2,692
Litigation reserve	(18,200)	—	(18,200)	—

LOSS BEFORE INCOME TAXES	(24,935)	(25,821)	(32,013)	(78,154)
Income tax provision	155	125	451	207

LOSS FROM CONTINUING OPERATIONS	(25,090)	(25,946)	(32,464)	(78,361)
Loss from discontinued operations	(123)	(122)	(745)	(374)

NET LOSS	$(25,213)	$(26,068)	$(33,209)	$(78,735)

6. Related Party Transactions
In 2004, Martha Stewart submitted a claim, pursuant to the Company’s By-laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Company’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Company reimbursed Ms. Stewart $2.8 million for this claim. The Company expects that the amount reimbursed to Ms. Stewart is reimbursable to the Company under its Directors’ & Officers’ insurance policy and, accordingly, does not believe that the payment will result in an expense to the Company. As of September 30, 2006, certain payments have already been reimbursed under the Directors’ & Officers’ insurance policy and have been applied to the total claim, and the Company expects to receive the balance of this claim – approximately $2.1 million – from its insurers in connection with the anticipated settlement of the class action litigation disclosed in Part II, Item 1 hereof (the “Class Action”).
In addition to the matter described in the preceding paragraph relating to the now-concluded criminal proceeding, pursuant to the provisions of Delaware law, the Company’s By-laws, and indemnification agreements, legal fees and other expenses incurred in connection with the civil Class Action have been and are being advanced on behalf of Ms. Stewart by the Company. Accordingly, from the beginning of fiscal 2006 through September 30, 2006, the Company advanced approximately $0.6 million, and for the years 2002 – 2005, the Company advanced approximately $0.7 million, for legal fees and other expenses relating to the defense Class Action on behalf of Ms. Stewart. Since the Class Action was commenced in 2002, the Company also has advanced legal fees and expenses to other defendants in the case entitled to advancement of such costs under the Company’s By-Laws and Delaware law by reason of their status as a current or former officer or director. The Company has been reimbursed by the Company’s insurers for a majority of such advances. The Company has submitted or will submit to the insurers demands for reimbursement for the remaining amounts that have been advanced, and expects to be fully reimbursed for these amounts in connection with the anticipated settlement of the Class Action. The advancement of these expenses will be an on-going obligation through the settlement or resolution of the Class Action.
The Company currently has a consulting agreement with CAK Entertainment, Inc. an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and a Director of the Company at the time of the agreement and thereafter. This agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director. The details of the agreements are included under note 1.f.
7. Discontinued Operations
In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet business segment. In the second quarter of 2006, a review of the accrual of future lease commitments, net of anticipated sublease rental income, resulted in a charge of $0.4 million. The anticipated sublease income was determined by estimating future cash flows based upon current market conditions. The loss from operations, which is generated primarily from facility related expenses, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loss from operations	$(123)	$(122)	$(745)	$(374)
In the third quarter of 2006, the Company signed a sublease. As a result, there will be no further loss reported from discontinued operations. The additional reserve taken in the second quarter of 2006 is sufficient to cover any future charges.
8. Subsequent Events
In late October 2006, the parties began negotiating an agreement to settle the Class Action for $30 million, approximately $15 million of which is expected to be paid by the Company, approximately $10 million of which is expected to be paid by the Company’s insurers, and approximately $5 million of which is expected to be paid by Ms. Stewart. The settlement is subject to the negotiation and execution of definitive settlement documents and to Court approval. The Company anticipates that a hearing to consider approval of the settlement will be held in late 2006 or early 2007. Accordingly, the Company has recorded a litigation reserve of approximately $18.2 million against third quarter 2006 earnings. The Company expects that the final settlement amount will be paid either in cash or in a mix of cash and Company stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this report, the terms “we,” “us,” “our” and “MSO” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
We believe that our third quarter results demonstrate the continued improvement in the performance of the Company. While the events of 2002 are relevant to our year-over-year comparisons, we believe that they do not solely account for the many areas of growth that are evident today. These include an increase in advertising pages and rates and improved newsstand results across our magazines; the growth in advertising at our Internet segment; the launch of our new syndicated television program, The Martha Stewart Show in September 2005; and the launch of the Martha Stewart Living Radio channel on SIRIUS satellite radio in November 2005. In 2006, we are re-investing a portion of our earnings to accelerate the development of Blueprint magazine, re-launch our website to take further advantage of the growth in online media, and support the roll-out of our new merchandising initiatives.
As previously reported, beginning in August 2002, complaints were first filed and later consolidated in what we refer to as the Class Action, which involves claims relating to Ms. Stewart’s sale of shares of stock of another company in late 2001. In late October 2006, the parties began negotiating an agreement to settle the Class Action for $30 million, approximately $15 million of which is expected to be paid by the Company, approximately $10 million of which is expected to be paid by the Company’s insurers, and approximately $5 million of which is expected to be paid by Ms. Stewart. The settlement is subject to the negotiation and execution of definitive settlement documents and to Court approval. The Company anticipates that a hearing to consider approval of the settlement will be held in late 2006 or early 2007. The Company expects that the final settlement amount will be paid either in cash or in a mix of cash and Company stock. If a definitive settlement agreement is not signed or approved by the court on terms consistent with our assumptions, the change in settlement terms or costs, or resulting continued litigation, could have a material adverse impact on our finances and results of operations as reported herein.
Recent Broadcasting Developments. On October 31, 2006, we announced that our Broadcasting segment successfully concluded negotiations with NBC’s owned and operated stations and other key stations for a third season of The Martha Stewart Show. The Company and NBC Universal Television Distribution will continue to sell the show to additional stations.
Overall, we believe that The Martha Stewart Show has great promotional value for the Company’s businesses and products. One example of this was the recently completed KB Home Giveaway, where the show received 24 million entries in less than a month. Though it has great promotional value, our show is not currently profitable. Earlier this year, our cable distribution partner chose not to renew our agreement. As a result, we expect that the show in season two will show a modest loss.

Recent Internet Developments. On October 31, 2006, we announced a new content relationship with Yahoo! within the Lifestyles property in the Yahoo! Media Group as part of our strategy to extend and expand our content on the internet, and to drive traffic, ad revenue and magazine subscriptions.
On June 27, 2006, we announced a multiyear agreement with Kodak Imaging Network to develop a line of branded Martha Stewart personalized photo products. The new line includes a large selection of holiday offerings such as cards and photo books. Other products and new categories are expected to be introduced at the end of the year and throughout 2007. In October 2006, our new line of digital photo products debuted at www.kodakgallery.com and at www.marthastewart.com.
Recent Merchandising Developments. On September 20, 2006, we announced an agreement to offer a new Martha Stewart-branded interior and exterior paint color program called Martha Stewart Colors. The complete palette is expected to be introduced in the second quarter of 2007 and will be available exclusively at Lowe’s stores nationwide.
On July 25, 2006, we announced a multiyear agreement with FLOR, Inc., an eco-friendly manufacturer of residential, high-style modular floor coverings, to manufacture a new line of Martha Stewart-branded carpet tiles. The products will be available through the FLOR catalog and online at www.florcatalog.com beginning in mid 2007.
On June 20, 2006, we announced an agreement with Quality Home Brands, LLC, a manufacturer of leading brands of lighting, to manufacture a new line of Martha Stewart-branded lighting and ceiling fans. Initial products are expected to be introduced in the second half of 2007.
On April 6, 2006 we announced that we signed a licensing agreement with Macy’s and that we expect to launch a line of Martha Stewart Collection products in the third quarter of 2007, to be sold in approximately 800 Macy’s home stores nationwide. The Martha Stewart Collection line will encompass a broad range of home goods of approximately 1,400 SKU’s – including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating and trim-a-tree items. We expect to record the revenue related to this licensing arrangement in our Merchandising segment.
On March 12, 2006 the first community of Martha Stewart-branded homes created pursuant to our initial agreement with KB Home opened in Cary, North Carolina, and was well received by consumers. We also announced an expanded agreement with KB Home, pursuant to which we anticipate KB Home will build Martha Stewart-branded homes throughout the U.S.
In March 2006, we entered into a licensing agreement with Safavieh, a leading manufacturer and importer of fine rugs, to create a line of Martha Stewart-branded area rugs, to be sold in independent furniture stores and independent rug stores beginning in mid 2007.
Mark Burnett Agreement. As previously reported, on September 17, 2004, the Company issued a warrant to Mark Burnett to purchase 2.5 million shares of the Company’s Class A Common Stock at a price of $12.59 per share in connection with a consulting agreement. That warrant has vested with respect to 1,666,667 shares and will not vest with respect to the remaining 833,333 shares. The warrant will expire on March 17, 2012.
In connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show The Martha Stewart Show, on August 11, 2006 the Company issued a new warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59, subject to vesting pursuant to certain performance criteria. The new warrant may vest and become exercisable in two tranches subject to the achievement of various milestones relating to the production and distribution of The Martha Stewart Show. The new warrant will also expire on March 17, 2012. The warrant was issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended. The warrants issued to Mr. Burnett are not covered by the Company’s existing equity plans.
In addition to the new warrant, the Company has entered into a registration rights agreement with Mr. Burnett. Mr. Burnett has exercised his right to obligate the Company to effect a registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon the exercise of either warrant.
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

Results of Operations
Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005
PUBLISHING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$18,910	$10,806	$8,104
Circulation	15,827	16,074	(247)
Other	1,521	684	837

Total Publishing Segment Revenue	36,258	27,564	8,694

Publishing Operating Costs and Expenses
Production, distribution and editorial	19,252	17,141	(2,111)
Selling and promotion	13,437	11,400	(2,037)
General and administrative	629	589	(40)
Non-cash compensation expense	582	453	(129)
Depreciation and amortization	139	247	108

Total Publishing Operating Costs and Expenses	34,039	29,830	(4,209)

Operating Income/(Loss)	$2,219	$(2,266)	$4,485

Publishing revenues increased $8.7 million, or 32%, to $36.3 million for the three months ended September 30, 2006, from $27.6 million for the three months ended September 30, 2005. Advertising revenue increased $8.1 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine, as well as increases in both pages and rates at Everyday Food and Body + Soul. Circulation revenue decreased $0.2 million primarily due to lower revenue from our Special Interest Publications, as the 2005 period contained an additional issue (see chart below); this is partially offset by revenue from the launch of Blueprint magazine. Other revenue increased $0.8 million primarily due to revenue generated from our September 30th Good Things event celebrating the 15th anniversary of Martha Stewart Living.
Magazine Publication Schedule

	Third Quarter 2006	Third Quarter 2005

Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	No issue	No Issue
Everyday Food	Two Issues	Two Issues
Body + Soul	Two Issues	Two Issues
Special Interest Publications	One Issue	Two Issues
Blueprint	One Issue	n/a
Production, distribution and editorial expenses increased $2.1 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher physical costs, as well as the costs associated with Blueprint, a magazine we are currently testing. Selling and promotion expenses increased $2.0 million, primarily due to expenses associated with our 15th anniversary event along with higher compensation costs. Included within the Publishing segment is a $1.2 million loss in Blueprint compared to a loss $0.4 million in the prior year quarter.

BROADCASTING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$3,677	$1,233	$2,444
Radio	1,877	—	1,877
Licensing and other	4,516	1,691	2,825

Total Broadcasting Segment Revenue	10,070	2,924	7,146

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	7,366	1,856	(5,510)
Selling and promotion	1,441	1,591	150
General and administrative	1,809	2,837	1,028
Non-cash equity compensation	465	66	(399)
Depreciation and amortization	758	462	(296)

Total Broadcasting Operating Costs and Expenses	11,839	6,812	(5,027)

Operating Loss	$(1,769)	$(3,888)	$2,119

Broadcasting revenues increased $7.1 million, to $10.1 million for the quarter ended September 30, 2006, from $2.9 million for the quarter ended September 30, 2005. Both advertising and licensing revenue increased primarily due to the inclusion of a full quarter of revenue related to our nationally syndicated program which launched on September 12, 2005. Revenue from Martha Stewart Living Radio was $1.9 million; the radio channel did not exist in the quarter ended September 30, 2005, but was launched in the fourth quarter of 2005.
Production, distribution and editorial expenses increased $5.5 million due principally to the launch of our syndicated program; a portion of the production-related expenses are deferred for matching against future revenue. As of September 30, 2006 our deferred production cost balance was $4.5 million. General and administrative expense decreased $1.0 million, primarily due to lower professional fees. Depreciation and amortization expenses increased due to leasehold improvements and fixed asset additions related to our new television studio.

MERCHANDISING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$6,062	$6,654	$(592)
Other	5,833	2,627	3,206

Total Merchandising Segment Revenue	11,895	9,281	2,614

Merchandising Operating Costs and Expenses
Production, distribution and editorial	3,092	2,551	(541)
Selling and promotion	815	1,106	291
General and administrative	1,895	1,281	(614)
Non-cash compensation expense	169	218	49
Depreciation and amortization	256	211	(45)

Total Merchandising Operating Costs and Expenses	6,227	5,367	(860)

Operating Income	$5,668	$3,914	$1,754

Merchandising revenues increased $2.6 million, or 28%, to $11.9 million for the quarter ended September 30, 2006 compared to $9.3 million for the quarter ended September 30, 2005. Revenue related to our earned royalty at Kmart declined slightly due to store closures and lower same store-sales offset by a higher royalty rate. Actual retail sales of our product at Kmart declined 7.2% on a comparable store basis and 9.7% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3.1% on February 1, 2006. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to store closings and lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue included revenue related to a favorable dispute resolution with a former merchandising licensee of $3.0 million. Other revenue also increased due to revenue related to our new program with KB Home.
Production, distribution and editorial expenses increased $0.5 million, and general and administrative expenses $0.6 million, both due largely to investment in personnel to support the growing number of merchandising initiatives we have forged in recent months. Selling and promotion expenses declined $0.3 million as a result of a decline in marketing and photography costs, related primarily to the Kmart and Bernhardt businesses.
INTERNET

	2006	2005
	(unaudited)	(unaudited)	Variance
Internet
Product	$1,333	$1,109	$224
Advertising and Other	1,494	446	1,048

Total Internet Segment Revenue	2,827	1,555	1,272

Internet Operating Costs and Expenses
Production, distribution and editorial	2,214	1,682	(532)
Selling and promotion	579	296	(283)
General and administrative	668	298	(370)
Non-cash compensation expense	46	9	(37)
Depreciation and amortization	73	231	158

Total Internet Operating Costs and Expenses	3,580	2,516	(1,064)

Operating Loss	$(753)	$(961)	$208

Internet revenues increased $1.3 million, to $2.8 million for the three months ended September 30, 2006, from $1.6 million for the three months ended September 30, 2005. Advertising and other revenue increased due to an increase in web traffic and sell-through. Page views on our site increased 48% year-over-year to a monthly average of 34 million page views from 23 million in the three months ended September 30, 2005. The increase in product revenue was due to the recognition of a portion of a guaranteed payment associated with our Kodak agreement.
Production, distribution and editorial costs increased $0.5 million, and general and administrative costs increased $0.4 million, both due to investment in personnel related to our focus on developing our Internet segment. Selling and promotion expense increased $0.3 million related to higher compensation expenses associated with developing an internet advertising sales force.
CORPORATE

	2006	2005
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative and other	10,481	10,201	(280)
Non-cash compensation expense	1,765	12,528	10,763
Depreciation and amortization	1,046	924	(122)

Total Corporate Operating Costs and Expenses	13,292	23,653	10,361

Operating Loss	$(13,292)	$(23,653)	$10,361

Corporate operating costs and expenses decreased $10.4 million, to $13.3 million for the three months ended September 30, 2006, from $23.7 million for the three months ended September 30, 2005, primarily due to a reduction from the previously higher levels of non-cash equity compensation which had been principally caused by the vesting of certain warrants granted in connection with the airing of “The Apprentice: Martha Stewart”. General and administrative expenses decreased $0.4 million, largely due to lower professional fees and employee-related costs.
OTHER ITEMS
Interest income, net. Interest income, net, was $1.2 million for the quarter ended September 30, 2006 compared to $1.0 million for the prior year quarter. The increase was primarily attributable to higher interest rates.
Litigation reserve. The Company believes that it is probable that the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation will be settled for $30 million. Accordingly, the Company has recorded a litigation reserve of approximately $18.2 million against third quarter 2006 earnings. This one-time charge includes incurred and anticipated legal fees, is net of insurance reimbursement, and does not include that portion of the anticipated settlement expected to be paid by Ms. Stewart. The Company expects that the final settlement amount will be paid either in cash or in a mix of cash and Company stock.
Income tax expense. Income tax expense for the quarter ended September 30, 2006 was $0.2 million, compared to an income tax expense of $0.1 million for the quarter ended September 30, 2005. The current period provision includes a valuation allowance of $2.6 million against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.1 million for the quarter ended September 30, 2006, compared to loss of $0.1 million for the quarter ended September 30, 2005. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are related primarily to facilities.
Net loss. Net loss was $(25.2) million for the quarter ended September 30, 2006, compared to a net loss of $(26.1) million for the quarter ended September 30, 2005, as a result of the factors mentioned above.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
PUBLISHING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$59,370	$33,101	$26,269
Circulation	51,267	49,847	1,420
Other	2,796	1,678	1,118

Total Publishing Segment Revenue	113,433	84,626	28,807

Publishing Operating Costs and Expenses
Production, distribution and editorial	60,322	52,121	(8,201)
Selling and promotion	40,455	42,495	2,040
General and administrative	1,970	1,862	(108)
Non-cash compensation expense	2,000	1,696	(304)
Depreciation and amortization	458	742	284

Total Publishing Operating Costs and Expenses	105,205	98,916	(6,289)

Operating Income/(Loss)	$8,228	$(14,290)	$22,518

Publishing revenues increased $28.8 million, or 34%, to $113.4 million for the nine months ended September 30, 2006, from $84.6 million for the nine months ended September 30, 2005. Advertising revenue increased $26.3 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine which accounted for $20.3 million of the increase. Circulation revenue increased $1.4 million primarily due to an increase in rate from the Dr. Andrew Weil’s Self Healing newsletter along with higher circulation revenue from Martha Stewart Living magazine, and the inclusion of circulation revenue from the launch of Blueprint magazine; this is partially offset by lower Weddings and Special Interest Publication circulation revenue, as the 2005 period contained an extra issue of Weddings and two additional Special Interest Publication issues. The increase in revenue per subscriber from the Dr. Andrew Weil’s Self Healing newsletter is due to the prior year accounting treatment of subscribers acquired in a purchase transaction. In accordance with purchase accounting rules, revenue per subscriber was reduced in the year of acquisition. Current year results are recorded on an actual basis.
Magazine Publication Schedule

	Nine months ended September 2006	Nine months ended September 2005

Martha Stewart Living	Nine issues	Nine issues
Martha Stewart Weddings	Two issues	Three issues
Everyday Food	Eight issues	Eight issues
Body + Soul	Six issues	Six issues
Special Interest Publications	Three issues	Five issues
Blueprint	Two issues	n/a
Production, distribution and editorial expenses increased $8.2 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher physical costs, as well as the costs associated with Blueprint, a magazine we are currently testing. Selling and promotion expenses decreased $2.0 million, primarily due to a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees, which was offset by expenses associated with our Good Things event in September celebrating the 15th anniversary of Martha Stewart Living. Included within the Publishing segment is a $4.0 million investment in Blueprint compared to an investment of $1.0 million for the first nine months ended September 30, 2005.

BROADCASTING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$11,984	$2,011	$9,973
Radio	5,629	—	5,629
Licensing and other	15,535	3,558	11,977

Total Broadcasting Segment Revenue	33,148	5,569	27,579

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	22,514	4,588	(17,926)
Selling and promotion	3,094	2,633	(461)
General and administrative	6,201	6,533	332
Non-cash compensation expense	744	17,432	16,688
Depreciation and amortization	2,257	609	(1,648)

Total Broadcasting Operating Costs and Expenses	34,810	31,795	(3,015)

Operating Loss	$(1,662)	$(26,226)	$24,564

Broadcasting revenues increased $27.6 million, to $33.1 million for the nine months ended September 30, 2006, from $5.6 million for the nine months ended September 30, 2005. Both advertising and licensing revenue increased primarily due to the inclusion of revenue related to our nationally syndicated program which launched on September 12, 2005. Revenue from Martha Stewart Living Radio was $5.6 million; the radio channel did not exist in the prior year period.
Production, distribution and editorial expenses increased $17.9 million due principally to the launch of our syndicated program; a portion of the production related expenses are deferred for matching against future revenue. As of September 30, 2006 our deferred production cost balance was $4.5 million. Selling and promotion expense increased $0.5 million primarily due to higher compensation costs associated with our new television show. Results from the prior year period include a non-cash charge of $16.8 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. Depreciation and amortization expenses increased due to leasehold improvements and fixed asset additions related to our new television studio.

MERCHANDISING SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$21,132	$21,772	$(640)
Kmart minimum true-up	2,193	2,078	115
Other	10,988	6,839	4,149

Total Merchandising Segment Revenue	34,313	30,689	3,624

Merchandising Operating Costs and Expenses
Production, distribution and editorial	8,975	7,713	(1,262)
Selling and promotion	1,963	2,880	917
General and administrative	4,947	3,377	(1,570)
Non-cash equity compensation	684	425	(259)
Depreciation and amortization	764	629	(135)

Total Merchandising Operating Costs and Expenses	17,333	15,024	(2,309)

Operating Income	$16,980	$15,665	$1,315

Merchandising revenues increased $3.6 million, or 12%, to $34.3 million for the nine months ended September 30, 2006, from $30.7 million for the nine months ended September 30, 2005. Revenue related to our earned royalty at Kmart declined slightly due to store closures and lower same store-sales offset by a higher royalty rate. Actual retail sales of our product at Kmart declined 2.7% on a comparable store basis and 6.3% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3.1% on February 1, 2006. Sales of our product were down on a year-over-year basis. The pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment, is listed separately above. We expect the minimum guarantees will exceed actual royalties earned from retail sales through 2007 primarily due to store closings and lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue included revenue related to a favorable dispute resolution with a former merchandising licensee of $3.0 million. Other revenue also increased due to revenue related to our new program with KB Home.
Production, distribution and editorial expenses increased $1.3 million, and general and administrative expenses $1.6 million, both due largely to investment in personnel to support the growing number of merchandising initiatives we have forged in recent months. Selling and promotion expenses decreased $0.9 million as a result of a decline in marketing and photography costs, related primarily to the Kmart and Bernhardt businesses.
INTERNET SEGMENT

	2006	2005
	(unaudited)	(unaudited)	Variance
Internet
Product	$5,514	$6,081	$(569)
Advertising and other	4,895	831	4,066

Total Internet Segment Revenue	10,409	6,912	3,497

Internet Operating Costs and Expenses
Production, distribution and editorial	7,240	7,941	701
Selling and promotion	2,156	912	(1,244)
General and administrative	1,488	927	(561)
Non-cash compensation expense	99	28	(71)
Depreciation and amortization	176	722	546

Total Internet Operating Costs and Expenses	11,159	10,530	(629)

Operating Loss	$(750)	$(3,618)	$2,868

Internet revenues increased $3.5 million, to $10.4 million for the nine months ended September 30, 2006 from $6.9 million for the nine months ended September 30, 2005. Advertising and other revenue increased due to an increase in web traffic and sell-through. Page views on our site for the nine months ended September 30, 2006 increased 71% year-over-year to a monthly average of 36 million page views from 21 million for the same period in 2005. In the nine months ended September 30, 2005, online advertising was not a focus of the segment. The decline in commerce sales related to our catalog offerings was largely attributable to the early 2005 discontinuance of “Martha Stewart: The Catalog for Living”, and was partially offset by increased sales at our direct-to-consumer floral business and the recognition of a portion of a guaranteed payment associated with our Kodak agreement.
Production, distribution and editorial costs decreased $0.7 million due primarily to lower product sales as we exited the online commerce business. This resulted in lower cost of goods sold as well as lower fulfillment expenses. Selling and promotion expense increased $1.2 million due to higher compensation expenses associated with developing an internet advertising sales force. General and administrative expenses increased $0.6 million due to increases in personnel.

CORPORATE

	2006	2005
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
Production, distribution and editorial	$0	$293	$293
Selling and promotion	0	65	65
General and administrative	31,935	31,050	(885)
Non-cash compensation expense	5,207	18,189	12,982
Depreciation and amortization	3,061	2,780	(281)

Total Corporate Operating Costs and Expenses	40,203	52,377	12,174

Operating Loss	$(40,203)	$(52,377)	$12,174

Corporate operating costs and expenses decreased $12.2 million, to $40.2 million for the nine months ended September 30, 2006, from $52.4 million for the nine months ended September 30, 2005 primarily due to the absence of higher levels of non-cash equity compensation principally related to the vesting of certain warrants granted in connection with the airing of The Apprentice: Martha Stewart. General and administrative expenses decreased $13.0 million, largely due to lower professional fees and employee-related costs.
OTHER ITEMS
Interest Income, net. Interest income, net, was $3.6 million for the nine months ended September 30, 2006 compared to $2.7 million for the prior year quarter. The increase was attributable to interest received from a settlement of newsstand fees along with higher interest rates.
Litigation Reserve. The Company believes that it is probable that the class action lawsuit known as In re MSO Securities Litigation will be settled for $30 million. Accordingly, the Company has recorded a litigation reserve of approximately $18.2 million against third quarter 2006 earnings. This one-time charge includes incurred and anticipated legal fees, is net of insurance reimbursement, and does not include that portion of the anticipated settlement expected to be paid by Ms. Stewart. The Company expects that the final settlement amount will be paid either in cash or in a mix of cash and Company stock.
Income tax expense. Income tax expense for the nine months ended September 30, 2006 was $0.5 million, compared to income tax expense of $0.2 million for the nine months ended September 30, 2005. The current period provision includes a valuation allowance of $5.5 million taken against certain deferred tax assets.
Loss from discontinued operations. Loss from discontinued operations was $0.7 million for the nine months ended September 30, 2006, compared to loss of $0.4 million for the nine months ended September 30, 2005. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are related primarily to facilities.
Net Loss. Net loss was ($33.2) million for the nine months ended September 30, 2006, compared to a net loss of ($78.7) million for the nine months ended September 30, 2005, as a result of the above mentioned factors.
Liquidity and Capital Resources
Cash and cash equivalents were $31.5 million and $20.2 million and short-term investments were $52.5 million and $83.8 million at September 30, 2006 and December 31, 2005, respectively. In total, cash and cash equivalents along with short-term investments, were $84.0 million and $104.0 million at September 30, 2006 and December 31, 2005, respectively.
Cash flows provided by operating activities were $11.5 million during the nine months ended September 30, 2006, compared to cash flows used in operating activities of $19.8 million during the nine months ended September 30, 2005. Cash flows provided by operating activities during the nine months ended September 30, 2006 were primarily due to a reduction in the net loss for the period to $33.2 million due to an improvement in operating trends primarily in our publishing and broadcasting segments and changes in our operating assets and liabilities, including a litigation reserve of $18.2 million. The change operating assets and liabilities was aided by the collection of a royalty receivable due from Kmart related to our minimum royalty payment. Cash used by operating activities during the nine months ended September 30, 2005 were primarily due to a net loss for the period of $78.7 million, partially offset by changes in operating assets and liabilities of $15.6 million, non-cash equity compensation of $37.8 million and depreciation and amortization of $5.5 million. Included in non-cash equity compensation were charges totaling $27.6 million relating to a warrant granted to Mark Burnett discussed in note 1.f.
Cash flows provided by investing activities were $25.3 million during the nine months ended September 30, 2006, compared to cash flows used in investing activities of $61.7 million during the nine months ended September 30, 2005. Cash flows provided by investing activities in 2006 resulted from the net sale of short-term investments of $31.3 million, partially offset by capital expenditures of $6.0 million. Cash flows used in investing activities in 2005 resulted from the net purchase of short-term investments of $55.5 million and capital expenditures of $6.2 million.
Cash flows used in financing activities for the nine month periods ended September 30, 2006 were $25.5 million, compared to cash flow provided by financing activities of $8.2 million for nine months ended September 30, 2005, which principally represented proceeds received from the exercise of employee stock options. Cash flows used in financing activities in 2006 resulted principally from the payment of a special one-time dividend of $26.1 million.
As described above under “Other Items — Litigation Reserve.” the Company has recorded a litigation reserve of approximately $18.2 million against third quarter 2006 earnings. This one-time charge includes incurred and anticipated legal fees, is net of insurance reimbursement, and does not include that portion of the anticipated settlement expected to be paid by Ms. Stewart. The Company expects that the final settlement amount will be paid either in cash or in a mix of cash and Company stock. The Company anticipates that a hearing to consider approval of the settlement will be held in late 2006 or early 2007.
We have a line of credit with Bank of America in the amount of $5 million, which is generally used to secure outstanding letters of credit. As of September 30, 2006, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.
We believe that our available cash balances and short-term investments together with any funds available under existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods. In late July, our Board of Directors declared a special one-time dividend of $0.50 per share. The special dividend was paid on September 14, 2006, to stockholders of record on August 31, 2006. The value of these dividends are $26.9 million.
Related Party Transactions
In 2004, Martha Stewart submitted a claim, pursuant to the Company’s By-laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Company’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Company reimbursed Ms. Stewart $2.8 million for this claim. The Corporation expects that the amount reimbursed to Ms. Stewart is reimbursable to the Company under its Directors’ & Officers’ insurance policy and, accordingly, does not believe that the payment will result in an expense to the Company. As of September 30, 2006, certain payments have already been reimbursed under the Directors’ & Officers’ insurance policy and have been applied to the total claim, and the Company expects to receive the balance of this claim – approximately $2.1 million – from its insurers in connection with the anticipated settlement of the class action litigation disclosed in Part II, Item 1 hereof (the “Class Action”).
In addition to the matter described in the preceding paragraph relating to the now-concluded criminal proceeding, pursuant to the provisions of Delaware law, the Company’s By-laws, and indemnification agreements, legal fees and other expenses incurred in connection with the civil Class Action have been and are being advanced on behalf of Ms. Stewart by the Company. Accordingly, from the beginning of fiscal 2006 through September 30, 2006, the Company advanced approximately $0.6 million, and for the years 2002 – 2005, the Company advanced approximately $0.7 million, for legal fees and other expenses relating to the defense Class Action on behalf of Ms. Stewart. Since the Class Action was commenced in 2002, the Company also has advanced legal fees and expenses to other defendants in the case entitled to advancement of such costs under the Company’s By-Laws and Delaware law by reason of their status as a current or former officer or director. The Company has been reimbursed by the Company’s insurers for a majority of such advances. The Company has submitted or will submit to the insurers demands for reimbursement for the remaining amounts that have been advanced, and expects to be fully reimbursed for these amounts in connection with the anticipated settlement of the Class Action. The advancement of these expenses will be an on-going obligation through the settlement or resolution of the Class Action.
The Company currently has a consulting agreement with CAK Entertainment, Inc., an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and a

Director of the Company at the time of the agreement and thereafter. This agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director. The details of the agreements are included under note 1.f.
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
Non-cash Equity Compensation
We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.
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
o	adverse reactions to publicity relating to Martha Stewart by consumers, advertisers and business partners;

o	adverse resolution of some or all of the Company’s ongoing litigation, including without limitation any resolution of In re Martha Stewart Living Omnimedia, Inc. Securities Litigation that is inconsistent with the charge taken in this quarter;

o	a loss of the services of Ms. Stewart;

o	a loss of the services of other key personnel;

o	failure to predict, respond to and influence trends in consumer taste;

o	loss or failure of merchandising and licensing programs;

o	failure to protect our intellectual property;

o	a softening of the domestic advertising market;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	unanticipated increases in paper, postage or printing costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions; and

o	changes in government regulations affecting the Company’s industries.
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
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the third quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
As previously reported, beginning in August 2002 a number of complaints asserting claims under the federal securities laws against the Company were filed in the U.S. District Court for the Southern District of New York. On February 3, 2003, those actions were consolidated under the caption In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES) (the “Class Action”). The Class Action also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers) as defendants. All such individuals other than Martha Stewart are collectively referred to herein as the “Individual Defendants.” The claims in the Class Action relate to Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs allege that the Company, Ms. Stewart, and the Individual Defendants violated Sections 10(b) (and related rules), 20(a) and 20A of the Securities Exchange Act of 1934, by omitting material information and making materially false and misleading statements about Ms. Stewart’s sale. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the period from January 8, 2002 to October 2, 2002 and dropped after the alleged falsity of the statements became public. The plaintiffs further alleged that the Individual Defendants traded MSO stock while in possession of material non-public information, but as explained below, all such allegations have been dismissed. The Class Action seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court. On May 19, 2003, the Company’s motion to dismiss the Class Action was denied. By stipulation of the parties, and an order of the court entered November 10, 2003, all claims asserted in the Class Action pursuant to Section 20A (Insider Trading) of the Securities Exchange Act against the Individual Defendants, and all remaining claims against the Individual Defendants, other than Mr. Blatt and Ms. Patrick, were dismissed without prejudice.
In late October 2006, the parties began negotiating an agreement to settle the Class Action for $30 million, approximately $15 million of which is expected to be paid by the Company, approximately $10 million of which is expected to be paid by the Company’s insurers, and approximately $5 million of which is expected to be paid by Ms. Stewart. The settlement is subject to the negotiation and execution of definitive settlement documents and to Court approval. The Company anticipates that a hearing to consider approval of the settlement will be held in late 2006 or early 2007.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except for the following:
The Company believes that the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation will be settled for $30 million. Accordingly, the Company has recorded a litigation reserve of approximately $18.2 million against third quarter 2006 earnings, a one-time charge that includes incurred and anticipated legal fees, is net of insurance reimbursement, and does not include that portion of the anticipated settlement expected to be paid by Ms. Stewart. If a definitive settlement agreement is not signed or approved by the court on terms consistent with our assumptions, the change in settlement terms or costs, or resulting continued litigation, could have a material adverse impact on our finances and results of operations as reported herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
As previously discussed in this report, on September 21, 2006, the Company granted to a consultant an option to purchase 60,000 shares of the Company’s Class A Common Stock under the Company’s 1999 Option Plan with an exercise price equal to $18.31 per share, the closing price on the date of the agreement. The option was granted pursuant to a letter of agreement under which the option recipient agreed to provide the Company with marketing communications and consulting services in exchange for cash compensation and the option. 30,000 of the shares subject to the option vested immediately. The remaining 30,000 shares subject to the option will vest on December 31, 2006, contingent upon the Company receiving certain specified deliverables from the option recipient. The grant of the option was effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof. The Company did not receive any proceeds from the issuance of the option.

The following table provides information about the Company’s purchases of its common stock during each month of the six-month period ended June 30, 2006, and during each month of the quarter ended September 30, 2006:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
January 2006(1)	1,650	$18.38	Not applicable	Not applicable
February 2006(1)	—	—	Not applicable	Not applicable
March 2006(1)	5,570	$16.92	Not applicable	Not applicable
April 2006(1)	—	—	Not applicable	Not applicable
May 2006(1)	—	—	Not applicable	Not applicable
June 2006(1)	6,504	$17.61	Not applicable	Not applicable

Total for six-months ended June 30, 2006	13,724	$17.14	Not applicable	Not applicable

Quarter ended September 30, 2006:
July 2006(1)	1,650	$17.10	Not applicable	Not applicable
August 2006(1)	1,867	$17.15	Not applicable	Not applicable
September 2006(1)	3,207	$18.44	Not applicable	Not applicable

Total for quarter ended Sept 30, 2006	6,724	$17.46	Not applicable	Not applicable

Total for nine-months ended Sept 30, 2006	20,448	$17.23	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the third quarter of 2006, no matters were submitted to a vote of security holders.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title

4.1	Warrant to purchase shares of Class A Common stock, dated September 17, 2004.*

4.2	Warrant to purchase shares of Class A Common stock, dated August 11, 2006. *

10.1	Employment Agreement dated as July 25, 2006, between Martha Stewart Living Omnimedia, Inc. and Holly Brown (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).

10.2	Employment Agreement dated as of July 25, 2006, between Martha Stewart Living Omnimedia, Inc. and Howard Hochhauser (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).

10.3	Warrant Registration Rights Agreement between Martha Stewart Living Omnimedia, Inc. and Mark Burnett, dated August 11, 2006. *

10.4	Letter Agreement dated as of October 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2006).

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 8, 2006

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Chief Financial Officer