Form 10-K
period 2006-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2007-03-14
CIK 1091801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15395
MARTHA STEWART LIVING OMNIMEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2187059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Principal Executive Offices)	10036 (Zip Code)
Registrant’s telephone number, including area code: (212) 827-8000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, Par Value $0.01 Per Share	Name of Each Exchange on Which Registered NYSE
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 30, 2006, was $375,385,421.*
* Excludes 2,952,157 shares of our Class A Common Stock, and 26,791,206 shares of our Class B Common Stock, held by directors, officers and our founder, as of June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.
Number of Shares Outstanding As of March 2, 2007:
26,332,385 shares of Class A Common Stock
26,791,206 shares of Class B Common Stock
Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for Its Annual Meeting
of Stockholders Currently Scheduled for May 16, 2007 are Incorporated
by Reference into Part III of This Report.

     In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.
FORWARD-LOOKING STATEMENTS
     We have included in this Annual Report on Form 10-K certain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. The Company’s actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” as detailed in Item 1A of this Annual Report on Form 10-K, as well as other factors, including those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
PART I
Item 1. Business.
OVERVIEW
We are an integrated media and merchandising company devoted to enriching the changing lives of today’s women. Our Company is organized into four business segments: Publishing, Merchandising, Internet and Broadcasting. Our growth strategy is three-pronged:
•	Grow share of advertising market in our Publishing and Internet segments,

•	Leverage our brand and design skills in new Merchandising partnerships, and

•	Launch new Publishing and Internet lifestyle brands.
     Our omnimedia platform enables us to use our Broadcasting and Publishing properties to drive traffic to our Internet site and to support our Merchandising initiatives.
     The media and merchandise we create generally span eight core areas:
•	Home: decorating, collecting and renovating.

•	Cooking and Entertaining: recipes, techniques, and indoor and outdoor entertaining.

•	Gardening: planting, landscape design and outdoor living.

•	Crafts: how-to projects.

•	Holidays: celebrating special days and special occasions.

•	Organizing: homekeeping, petkeeping, clotheskeeping, restoring and other types of domestic maintenance.

•	Weddings: all aspects of planning, celebrating and commemorating a wedding.

•	Baby and Kids: cooking, decorating, crafts, and other projects and celebrations surrounding infants and children.
     As of March 2, 2007, we had approximately 755 employees. Our revenues from foreign sources were $15.6 million, $9.3 million and $7.1 million in 2006, 2005 and 2004, respectively. Substantially all of our assets are located within the United States.
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
BUSINESS SEGMENTS
     Our four business segments are described below. Additional financial information relating to these segments may be found in Note 15 to our Consolidated Financial Statements on page F-23 of this Annual Report on Form 10-K.
PUBLISHING
     Our Publishing segment accounted for 54% of the Company’s total revenue in 2006. The segment currently consists of our operations relating to magazines, books and newspapers. In 2006, revenues from magazine advertising and circulation represented approximately 53% and 45% of the segment’s revenues, respectively.
Magazines
     Martha Stewart Living. Our flagship magazine, Martha Stewart Living, is the foundation of our publishing business. It was launched in 1991 as a quarterly publication with a circulation of 250,000. The magazine appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living seeks to offer reference-quality and original how-to information from our core content areas for the homemaker and other consumers in an upscale editorial and aesthetic environment. Martha Stewart Living has won numerous prestigious industry awards. Revenues generated by Martha Stewart Living magazine constitute the substantial majority of our magazine revenues.
     Everyday Food. We launched Everyday Food in September of 2003 after publishing four test issues earlier that year. Everyday Food, a digest-sized magazine featuring quick, easy recipes, was created for the supermarket shopper and the everyday cook. The magazine targets women ages 25 to 49, and is intended to broaden our consumer audience while developing a new brand and diversifying our revenue.
     Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994, originally as an annual publication. Subsequently, we published it semi-annually beginning in 1997, and quarterly beginning in 1999. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands.
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
     Blueprint: Design Your Life. In 2006, the Company began testing a new magazine called Blueprint: Design Your Life. Geared to women ages 25-45, Blueprint targets a different demographic than our core consumer, while maintaining the Company’s distinctive “how-to” element to cover home, fashion, and beauty – thereby broadening our advertising reach. The first test issue was introduced in April 2006 with an initial rate base of 250,000 and a second issue followed in August 2006. The Company plans to publish six issues in 2007.

     Magazine Summary
     Information for subscription magazine titles as of December 31, 2006 is as follows:

		Yearly	Year-End
Title	Description	Frequency	Rate Base *

Martha Stewart Living	Home and women’s lifestyle	12	1,900,000
Everyday Food	Cooking	10	850,000
Martha Stewart Weddings	Weddings	4	N/A **
Body + Soul	Natural living	8	400,000
Blueprint: Design Your Life	Women’s lifestyle	2 ***	250,000

*	Current 2007 rate bases are: Martha Stewart Living (1,950,000); Everyday Food (875,000); Body + Soul (450,000); and Blueprint (initial 2007 issue 350,000 then rising to 400,000 for subsequent 2007 issues)

**	Does not have a stated rate base.

***	Two test issues in 2006. The Company plans to publish six issues in 2007.
     Special Interest Publications. In addition to our periodic magazines, we publish certain special interest magazine editions. We began with one in 1998 and had four in 2006. Our Special Interest Publications provide in-depth advice and ideas around a particular topic contained in one or more of our core content areas, allowing us to draw upon our distribution network and brand name to further promote our expertise. Additionally, we use this format to explore additional content areas, potential new stand-alone titles and branding variations. Our Special Interest Publications can be sponsored by a single advertiser, multiple advertisers, or contain no advertising, and, depending on the issue, may be sold at newsstands, distributed to subscribers with issues of Martha Stewart Living, or sold as part of an annual subscription. In 2006, we published Everyday Food Collectible Cookie Edition, Martha Stewart Holiday Handmade Gifts and two Good Things for Kids.
     Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R. R. Donnelly. We currently purchase paper through an agreement with Time Inc. Paper for use in our magazines is widely available. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is conducted by Time Distribution Services, an affiliate of Time Inc., under an agreement that expires with the December 2010 issue of Martha Stewart Living. Our subscription fulfillment services are provided by Time Customer Services, another affiliate of Time Inc., under an agreement that expires in December 2008, and is renewable for an additional three-year period at our option.
Books
     We create and publish original content books as well as books based on existing content included previously in our magazines. Most recently, in the fourth quarter of 2006, we published Martha Stewart’s Homekeeping Handbook: The Essential Guide to Caring for Everything in Your Home.
Competition
     Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category. Blueprint competes for readers and advertising dollars with women’s shelter, fashion, beauty and lifestyle magazines. Our Special Interest Publications can compete with a variety of magazines depending on the focus of the particular issue. Body + Soul competes for readers and advertising dollars primarily with women’s lifestyle and natural living magazines.
Seasonality
     Our Publishing segment can experience fluctuations in quarterly performance due principally to publication schedule variations from year to year and other seasonality factors. Martha Stewart Weddings was published four times in 2006: two issues in the second quarter and two issues in the fourth quarter. Additionally, the publication schedule for our Special Interest Publications can vary and lead to quarterly fluctuations in the segment’s results.

MERCHANDISING
     Our Merchandising segment contributed 24% of the Company’s total revenue in 2006. The segment consists of our operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various trademarks owned by us, in connection with retail programs conducted through third-party retailers and manufacturers. Royalty revenues are based on sales of our licensed products unless the terms of the agreement specify otherwise. Our licensing agreements require no inventory and no meaningful expenses other than employee compensation.
Licensed Retail Partnerships
Martha Stewart Everyday at Kmart & Sears Canada
     Martha Stewart Everyday (“MSE”) is the brand under which our merchandise is sold in the mass-market channel of distribution. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles), Garden (which includes outdoor furniture and accessories, garden tools, planting pots, bulbs and seeds), Kitchen (which includes cookware, bakeware, utensils, dinnerware, flatware, and beverageware), Keeping (which includes organizational products relating to the pantry, closet and laundry), Decorating (which includes mirrors, picture frames, candles, and lamps), Ready-to-Assemble furniture (living, dining, bath and bedroom furniture), and Holiday (which includes artificial Christmas trees, decorating products, wrapping and ornaments).
     In the United States and Canada, certain of these products are sold pursuant to exclusive agreements. In the United States we have an exclusive license agreement with Kmart Corporation (“Kmart”) for MSE products in the mass-market channel of distribution. In 2006, Kmart represented 82% of total revenue in our Merchandising segment and 21% of total company revenue (see page 21 “Executive Summary” for details regarding our contract with Kmart). In Canada, we have an exclusive license agreement with Sears Canada, which launched the Martha Stewart Everyday brand label in September 2003. Pursuant to these agreements, we are primarily responsible for the design of all merchandise and related packaging, signage and advertising and promotional materials, while our retail partners source the products through a manufacturer base and are responsible for the promotion of the product.
     We own the Martha Stewart Everyday trademark and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.
Martha Stewart Collection at Macy’s
     In April 2006, we announced that we had entered into a licensing agreement with Macy’s and that we are launching a line of Martha Stewart Collection products in the third quarter of 2007. The products are expected to be sold in approximately 700 Macy’s home stores nationwide. The Martha Stewart Collection line will encompass a broad range of home goods of approximately 1,500 SKU’s – including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating and trim-a-tree items.
Martha Stewart Colors at Lowe’s
     In September 2006, we announced an agreement to offer a new Martha Stewart–branded interior and exterior paint palette program called Martha Stewart Colors. The complete palette is expected to be introduced in the first half of 2007 and will be available exclusively at Lowe’s approximately 1,400 stores nationwide. This agreement replaces our prior paint agreement with the Sherwin-Williams Company.

Licensed Manufacturing Partnerships
Martha Stewart Furniture with Bernhardt
     In March 2003, we launched our Martha Stewart furniture program which contains furniture for the living room, bedroom, and dining room through our agreement with the Bernhardt Furniture Company, Inc. Currently, these products are sold at 445 furniture and department stores nationwide including certain Macy’s stores. These products are designed by us and the Bernhardt design staff and manufactured and distributed by Bernhardt.
KB Home / Martha Stewart Homes
     In October 2005, we announced that we entered into a relationship with KB Home, Inc. (“KB”) to design and style all interior and exterior components for 655 new homes in Cary, North Carolina. The first model homes were completed in early 2006. In February 2006, we announced an expanded agreement with KB. Under the new agreement, we are collaborating with KB to build homes throughout the United States. As part of the expanded agreement, we expect to offer a range of interior and exterior home products or design options exclusively in KB Studios nationwide.
Martha Stewart Crafts
     In January 2006, we announced that we had entered into a licensing relationship with EK Success, LTD and GTCR Golder Rauner, LLC to design a line of paper-based craft products. We expect to launch Martha Stewart Crafts products in April 2007 at over 900 Michael’s stores and in summer 2007 to certain independent craft stores across the United States. As part of the agreement, the Company has a subordinated equity interest which is being carried at a cost basis of $1.4 million in the entity, the market value of which is contingent on reaching specific performance hurdles.
Martha Stewart Area Rugs
     In March 2006, we entered into a licensing agreement with Safavieh, Inc., a leading manufacturer and importer of fine rugs, to create a line of Martha Stewart–branded area rugs, which will be sold in Macy’s, independent furniture stores and independent rug stores beginning in mid 2007.
Martha Stewart Lighting
     In June 2006, we announced an agreement with Generation Brands, LLC, a manufacturer of leading brands of lighting, to manufacture a new line of Martha Stewart–branded lighting and ceiling fans. Initial products are expected to be introduced in the second half of 2007.
Martha Stewart Carpet Tiles for FLOR
     In July 2006, we announced a multiyear agreement with FLOR, Inc., an eco-friendly manufacturer of residential, high-style modular floor coverings, to manufacture a new line of Martha Stewart–branded carpet tiles. The products will be available through the FLOR catalog and online at www.florcatalog.com beginning in mid 2007.
Martha Stewart Fine China for Waterford Wedgwood
     In January 2007 we announced a worldwide agreement with Waterford Wedgwood USA, Inc. to develop a new fine china and crystal collection. The line will be available in early 2008 exclusively at Macy’s in the United States, and through macys.com, as part of the Martha Stewart Collection assortment of products.

Summary of License Agreements

License Partner	Basis For Royalties (a)	Expiration Date (b)

Kmart	Retail sales	January 2010
Sears Canada	Retail sales	August 2008
Macy’s	Retail sales	January 2013
Lowe’s	Fee based upon gallons tinted from the Martha Stewart Colors palette	December 2009
Bernhardt (Furniture)	Wholesale sales	December 2007
KB Home (Cary, NC)	Profit sharing calculation for homes	November 2010
KB Home (National Agreement)	Aggregate gross sales	February 2011
EK Success (Crafts)	Primarily based on wholesale sales	March 2012
Safavieh (Area Rugs)	Wholesale sales	June 2010
Generation Brands (Lighting)	Wholesale sales	August 2010
FLOR (Carpet Tiles)	Wholesale sales	September 2010
Waterford Wedgwood (Fine China)	Wholesale sales	January 2013

(a)	Basis for royalties is a summary of contractual agreements regarding the calculation of royalties but does not represent the basis for revenue recognition as several contracts contain minimum guarantee clauses that require specific accounting application (see Note 2 to Consolidated Financial Statements – Summary of Significant Accounting Policies).
(b)	Expiration dates are typically a function of the launch date of the program. Therefore, these expiration dates are subject to change for products that have not been introduced to date. Furthermore, many contracts contain renewal options.
Competition
     The retail business is highly competitive. The principal competition for all of our merchandising lines consists of the competitors of the mass-market and department stores in which these products are sold, including Wal-Mart, Target, Kohl’s, Home Depot, and JCPenney, as well as other products in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price.
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
INTERNET
     Our Internet segment represented 5% of the Company’s total revenues in 2006. The segment is comprised of three businesses: online ad sales primarily at marthastewart.com, product sales of Martha Stewart Flowers, and sales of digital photo products. In August 2004, we decided to discontinue the Catalog for Living and its online product offerings, which historically had been included in the Internet segment. The last catalog offering our products was mailed in the fourth quarter of 2004, with all remaining inventory disposed of in early 2005.
Marthastewart.com
     In 2006, we repositioned our website, marthastewart.com, to focus on providing consumers a more robust selection of content from our library. Our website offers how-to content, integrated across the Martha Stewart Living brands and spanning eight core areas: home, cooking and entertaining, gardening, crafts, holidays, organizing, weddings and kids. In 2007, we launched our site in order to provide better functionality and interactivity to our consumers. Community tools, broader search and better access to our vast library will make it easier for our users to find, learn, act, create and share. Advertising is now the primary source of revenue for our site. The website is also an important source for generating new magazine subscriptions at low incremental costs.

Martha Stewart Flowers
     Originally launched in 1999 as marthasflowers.com, the new website, marthastewartflowers.com, provides fresh floral products shipped directly from farms to consumers. This business model enables customers to ship floral gifts overnight, delivering Martha Stewart–inspired designs with superior freshness. Product categories include grower’s bunches, mixed bouquets, blooming plants, fresh wreaths and garlands. Marthastewartflowers.com is marketed primarily through MSO media assets.
Digital Photo Products
     In June  2006, we announced a multiyear agreement with Kodak Imaging Network to develop a line of branded Martha Stewart personalized photo products. The new line includes a large selection of holiday offerings such as cards and photo books. Other products and new categories are expected to be introduced throughout 2007. In October 2006, our new line of digital photo products debuted at www.kodakgallery.com and at www.marthastewart.com. Our agreement with Kodak provides for royalty payments based upon sales of our products and includes minimum guarantees.
Competition
     The online content and flower businesses are highly competitive. Marthastewart.com competes with other how-to, food and lifestyle websites. The challenge is to attract and retain users through an easy-to-use and relevant website. Competition for advertising revenue is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site. Competition in our flower business includes other online sellers of farm-direct flowers as well as traditional floral retailers. Competition in our digital photo products business consists of other Kodak digital products, as well as products on competing online photo sites.
Seasonality
     Revenues from our Internet segment can vary significantly from quarter to quarter. Revenue for Martha Stewart Flowers is tied to key holidays during the year, while advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year due to high advertiser demand to reach our demographic audience with their marketing messages during that time of year.
BROADCASTING
     Our Broadcasting business segment accounted for 16% of total Company revenues in 2006. The segment consists of our operations relating to the production of television programming, the domestic and international distribution of that programming in existing and repurposed formats, and the operations of our satellite radio channel. We generally own the copyrights for all content we produce for our television and satellite radio programs.
     In September 2005, we launched The Martha Stewart Show – a syndicated daily lifestyle series hosted by Martha Stewart – which generates the majority of the segment’s revenue. Filmed in front of a studio audience, the show consists of several segments which feature inspiring ideas and new projects from one or several of our eight core content areas. NBC Universal Domestic Television Distribution distributes the program domestically. In October 2006, we announced that the Broadcasting segment had successfully concluded negotiations with NBC’s owned and operated stations and other key stations for a third season of The Martha Stewart Show. Revenue for season one and season two of the show is comprised of advertising and product placement revenue supported by licensing fees. Revenue for season three will be soley based on advertising and product placement revenue. The Broadcasting segment previously produced the Martha Stewart Living show which ceased airing in September 2004.
     Everyday Food, an original series inspired by the magazine of the same name, airs weekly on PBS stations nationwide. Revenue for the Everyday Food series is provided by underwriters.
     In October 2005, we introduced a line of theme-based DVDs, produced from existing content and distributed through Warner Home Video to retailers nationwide. In November 2006, the Company successfully terminated the line and recorded a one-time gain to fourth quarter earnings.
     In November 2005, we launched the Martha Stewart Living Radio channel on SIRIUS Satellite Radio. Our channel provides programming designed for women listeners and their families, 24 hours a day, seven days a week.

Under the terms of the four-year agreement, we receive a fixed revenue stream earned evenly over the life of the contract, with the potential for additional amounts based on certain subscriber and advertising based targets.
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
Intellectual Property
     We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Signature, Everyday Food, Martha Stewart Weddings, marthastewart.com, Martha Stewart Flowers, and Body + Soul and Blueprint in the magazine category. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Annual Report on Form 10-K.
Available Information
     Our website can be found on the Internet at www.marthastewart.com. The website, in addition to the offerings described above under “Internet,” contains information about us and our operations including our code of ethics. Our proxy statements, Annual Reports on Form 10-K, “Quarterly” Reports on Form 10-Q and Current Reports on Form 8-K, as well as certain of our other filings with the Securities and Exchange Commission (the “SEC”), can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing marthastewart.com and clicking on Investor Relations and SEC Filings.
Item 1A. Risk Factors.
     A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:
     Our success depends in part on the popularity of our brand and the reputation and popularity of our founder, Martha Stewart, and any adverse reactions to publicity relating to Ms. Stewart, or the loss of her services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.
     While we believe there has been significant consumer acceptance for our products as a stand-alone brand, the image, reputation, popularity and talent of Martha Stewart remain important factors. Ms. Stewart’s efforts, personality and leadership have been, and continue to be, critical to our success. While the Company has managed its business without her daily participation, for example, during the period of her incarceration resulting from a personal legal matter, the repeated diminution or loss of her services due to disability, death or some other cause, or any repeated or sustained shifts in public or industry perceptions of her, could have a material adverse effect on our business. In addition, our business may be adversely affected by Ms. Stewart’s 2006 settlement with the SEC, which bars her until August 2011 from serving at the Company as a director, or as an officer with financial responsibilities.
     Our Merchandising business currently relies heavily on revenue from a single source.
     In 2006, we received approximately 82% of our merchandising revenues from our licensing agreement with Kmart. For the annual period ending January 31, 2007, we received guaranteed minimum royalty payments of $59.0 million from Kmart; the guaranteed minimum royalty for the period ending January 31, 2008 is $65.0 million. For the contract years ending January 31, 2009 and January 31, 2010 (the final two years of the contract), the minimum guarantees are substantially lower than in prior years. If in future periods we are unable to earn revenue in excess of the lower guarantees from our Kmart contract, and/or are unable to generate additional revenues from other merchandising initiatives, our operating results and business may be adversely affected.

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
     If The Martha Stewart Show fails to maintain a sufficient audience, if adverse trends develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business would be adversely affected.
     Our television production business is subject to a number of uncertainties. Our business and financial condition could be adversely affected by:
Failure of our television programming to maintain a sufficient audience
     Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information. While The Martha Stewart Show television program has met with success, if ratings were to decline, it would adversely affect the advertising revenues we derive from television and may result in the television program being broadcast on fewer stations. A ratings decline could make it economically inefficient to continue production of the program in the daily one-hour format or otherwise. If production of the television program were to cease, it would result in the loss of a significant marketing platform for the Company and its products as well as a writedown of our capitalized programming costs. The amount of any writedown would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.
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
     Our growth depends to a significant degree upon the development of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an Internet-based community. In order for our Internet business to succeed, we must, among other things:
•	continue to make significant investments in our Internet business, including upgrading our technology and adding a significant number of new employees;

•	significantly increase our online traffic and revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content and products we offer over our website;

•	respond to competitive developments while maintaining a distinct brand identity;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring new product features to market in a timely manner.
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
     Ms. Stewart controls all of our outstanding shares of Class B common stock, representing approximately 92% of our voting power. The Class B common stock has ten votes per share, while Class A common stock, which is the stock available to the public, has one vote per share. Because of this dual-class structure, Ms. Stewart has a disproportionately influential vote. As a result, Ms. Stewart has the ability to control unilaterally the outcome of all matters requiring stockholder approval, including the election and removal of our entire board of directors and any merger, consolidation or sale of all or substantially all of our assets, and the ability to control our management and affairs. While her recent settlement with the SEC bars Ms. Stewart for the five-year period ending in August 2011 from serving at the Company as a director, or as an officer with financial responsibilities, her concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses.

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
     Our business is largely dependent on advertising revenues in our publications, online operations and broadcasts and failure to attract or retain these advertisers would have a material adverse effect on our business.
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
     We operate in four highly competitive businesses: Publishing, Merchandising, Internet and Broadcasting each of which subjects us to competitive pressures.
     We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Merchandising, Internet and Broadcasting. We have described these competitive pressures in each of the pertinent business descriptions. Please see “Business — Publishing–Competition,” “Business — Merchandising–Competition,” “Business — Internet–Competition” and “Business — Broadcasting–Competition,” for a description of our competitive risks in the applicable business line.

     We have been named as a defendant in a class action lawsuit, the settlement of which has not yet received final judicial approval.
     We (together with Ms. Stewart and seven of our present or former officers) have been named as a defendant in a lawsuit alleging violations of various securities laws. The parties to the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation have signed, and the court has preliminarily approved, a Stipulation and Agreement of Settlement to settle the matter for $30 million. Accordingly, the Company has recorded a litigation reserve of $17.1 million against 2006 earnings, a charge that includes incurred and anticipated legal fees, is net of insurance reimbursement, and does not include that portion of the anticipated settlement expected to be paid by Ms. Stewart. If the Settlement Agreement is not finally approved by the court on terms consistent with our assumptions, the change in settlement terms or costs, or resulting continued litigation, could have a material adverse impact on our finances and results of operations as reported herein. For more information on In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, please see Item 3 – Legal Proceedings in this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

		Approximate Area
Location	Use	in Square Feet

601 West 26th Street New York, NY	Product design facilities, photography studio, Merchandising and Internet offices, test kitchens, and prop storage	149,421

11 West 42nd Street New York, NY	Principal executive and administrative offices; publishing offices; and sales offices	92,649

226 West 26th Street New York, NY	Executive and administrative office for television production	22,000

221 West 26th Street New York, NY	Television production facilities	20,000

42 Pleasant Street Watertown, MA	Publishing office for Body & Soul Group	7,860

Satellite Sales Offices in MI, IL & CA	Advertising sales offices primarily for the Publishing segment	7,500
     The leases for these offices and facilities expire between May 2007 and December 2016, and some of these leases are subject to our renewal. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.
     We also lease the right to use various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and television segments for our various media. The terms of this location rental agreement are described in Item 13 and Note 10 of this Annual Report on Form 10-K.
     We believe that our existing facilities are well maintained and in good operating condition.

Item 3. Legal Proceedings.
     As previously reported, beginning in August 2002, a number of complaints asserting claims under the federal securities laws against the Company were filed in the U.S. District Court for the Southern District of New York. On February 3, 2003, those actions were consolidated under the caption In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES) (the “Class Action”). The Class Action also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers) as defendants. The claims in the Class Action relate to Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs allege that the Company, Ms. Stewart, and the other defendants violated Sections 10(b) (and related rules), 20(a) and 20A of the Securities Exchange Act of 1934 by omitting material information and making materially false and misleading statements about Ms. Stewart’s sale. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the period from January 8, 2002 to October 2, 2002 and dropped after the alleged falsity of the statements became public. The Class Action seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court.
     In December 2006, the parties entered into a Memorandum of Understanding, and in February 2007 the parties entered into, and the court preliminarily approved, a Stipulation and Agreement of Settlement (the “Settlement Agreement”). The Settlement Agreement provides that the Class Action will be settled for $30 million (inclusive of plaintiffs’ attorneys’ fees and costs), plus interest (the “Settlement Amount”); the Settlement Agreement provides that the Company will pay $25 million plus interest charges, and that Ms. Stewart will pay $5 million. In connection with the settlement, the Company has received approximately $10 million from its insurance carriers. The Settlement Agreement is subject to final Court approval. The Company anticipates that the court will conduct the settlement fairness hearing in the first half of 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for the Common Stock
     Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis. The following table sets forth the high and low sales price of our Class A Common Stock for each of the periods listed.

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2005	2005	2005	2005	2006	2006	2006	2006
High Sales Price	$37.45	$30.60	$34.74	$25.39	$19.80	$21.47	$19.30	$23.21
Low Sales Price	$20.00	$19.50	$23.90	$16.28	$16.30	$16.01	$14.76	$17.46
     As of March 2, 2007, there were 8,015 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our Class A Common Stock than the number of record holders.

Dividends
     In late July 2006, our Board of Directors declared a one-time special dividend of $0.50 per share for a total value of $26.9 million. We do not intend to pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities and Use of Proceeds
     On November 20, 2006, Mark Burnett exercised a warrant providing him with the right to purchase 1,666,667 shares of the Company’s Class A Common Stock. This warrant, dated September 17, 2004 and originally for 2,500,000 shares, was filed as an exhibit to our current report on Form 8-K filed on August 15, 2006, and has been described there and elsewhere in our Securities and Exchange Commission reports. A portion of the warrant, representing the right to purchase 833,333 shares, had previously expired due to the failure to meet certain vesting conditions. The exercise price for the shares underlying the warrant was $12.59 per share, and this exercise price was reduced to $12.09 per share pursuant to a provision entitling the warrant holder to the benefit of any dividends paid on the underlying common stock during the term of the warrant. A one-time special dividend of $0.50 per share of common stock had been paid by the Company in September 2006, during that term. Mr. Burnett acquired 744,470 shares through the net exercise of the warrant, pursuant to which, as consideration for the acquired shares, he forfeited the right to purchase the remaining 922,197 shares subject to the warrant. The number of shares forfeited was determined based on a price per share of $21.85, the reported closing price for our Class A Common Stock on the New York Stock Exchange on the last business day prior to the exercise. On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated day time television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. In 2007, the portion of this new warrant related to the clearance of season three of the syndicated show vested and was subsequently exercised. Mr. Burnett exercised this portion of the warrant on a cashless basis, pursuant to which he acquired 154,112 shares and forfeited 262,555 shares based on the closing price of our Class A Common Stock of $19.98 the day prior to exercise. The remaining half of this warrant may vest and become exercisable subject to the achievement of various milestones relating to the production of The Martha Stewart Show. The issuance of the shares pursuant to Mr. Burnett’s exercises of the warrants were effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof. As described above, the Company did not receive any proceeds from the issuance of any of these shares.

Issuer Purchases of Equity Securities
     The following table provides information about the Company’s purchases of its common stock during each month of the year ended December 31, 2006:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

January 2006(1)	1,650	$18.38	Not applicable	Not applicable
February 2006(1)	—	—	Not applicable	Not applicable
March 2006(1)	5,570	$16.92	Not applicable	Not applicable
April 2006(1)	—	—	Not applicable	Not applicable
May 2006(1)	—	—	Not applicable	Not applicable
June 2006(1)	6,504	$17.61	Not applicable	Not applicable
July 2006(1)	1,650	$17.10	Not applicable	Not applicable
August 2006(1)	1,867	$17.15	Not applicable	Not applicable
September 2006(1)	3,207	$18.44	Not applicable	Not applicable
October 2006(1)	9,194	$19.72	Not applicable	Not applicable
November 2006(1)	31,081	$21.58	Not applicable	Not applicable
December 2006(1)	2,075	$20.75	Not applicable	Not applicable

Total for year ended December 31, 2006	62,798	$19.47	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

     Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.
     Performance Graph
     The following graph compares the performance of our Class A Common Stock with that of the S&P 500 Index and the stocks included in the Media General Financial Services database under the Standard Industry Code 2721 (Publishing-Periodicals) (the “Publishing Index”) during the period commencing on December 31, 2001 and ending on December 31, 2006. The graph assumes that $100 was invested in each of our Class A Common Stock*, the S&P 500 Index and the Publishing Index** at the beginning of the relevant period, is calculated as of the end of each calendar month and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
COMPARE CUMULATIVE TOTAL RETURN
AMONG MARTHASTEWART LIVING OMNIMEDIA, INC.,
S&P COMPOSITE INDEX AND SIC CODE INDEX
Assumes $100 Invested on Dec. 31, 2001

*	The hypothetical investment price in our Class A Common Stock is $16.45 per share at 12/31/01.

**	The Publishing Index consists of companies that are primarily publishers of periodicals, although many also conduct other businesses, including owning and operating television stations and cable networks, and is weighted according to market capitalization of the companies in the index. The hypothetical investment assumes investment in a portfolio of equity securities that mirror the composition of the Publishing Index.

Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA
Five Years ended December 31,
(in thousands except per share data)

	2006	2005	2004	2003	2002
INCOME STATEMENT DATA
REVENUES
Publishing	$156,559	$125,765	$95,960	$135,529	$182,064
Merchandising	69,504	58,819	53,386	53,395	48,896
Internet	15,775	11,258	27,512	30,813	36,873
Broadcasting	46,503	16,591	10,580	26,111	27,216

Total revenues	288,341	212,433	187,438	245,848	295,049

Operating income (loss)	(2,833)	(78,311)	(60,004)	(6,405)	19,993

Income (loss) from continuing operations	(16,250)	(75,295)	(59,073)	(1,923)	13,314

Loss from discontinued operations	(745)	(494)	(526)	(848)	(2,909)

Cumulative effect of accounting change	—	—	—	—	(3,137)

Net income (loss)	$(16,995)	$(75,789)	$(59,599)	$(2,771)	$7,268

PER SHARE DATA
Earnings per share:
Basic & Diluted – Income (loss) from continuing operations	$(0.32)	$(1.48)	$(1.19)	$(0.04)	$0.27
Basic & Diluted – Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)	(0.06)
Basic & Diluted – Cumulative effect of accounting change	—	—	—	—	(0.06)

Basic & Diluted – Net income (loss)	$(0.33)	$(1.49)	$(1.20)	$(0.06)	$0.15

Weighted average common shares outstanding
Basic	51,312	50,991	49,712	49,389	49,250
Diluted	51,312	50,991	49,712	49,389	49,343

Dividends per common share	$0.50	$—	$—	$—	$—

FINANCIAL POSITION
Cash and cash equivalents	$28,528	$20,249	$104,647	$165,566	$158,840
Short-term investments	35,321	83,788	35,309	3,100	20,110
Total assets	228,047	253,828	264,678	309,102	324,542
Shareholders’ equity	130,957	160,631	187,628	236,665	236,635

OTHER FINANCIAL DATA
Cash flow provided by (used in) operating activities	$(5,711)	$(30,349)	$(22,226)	$(9,634)	$38,042
Cash flow provided by (used in) investing activities	40,125	(58,300)	(39,756)	15,956	28,777
Cash flow provided by (used in) financing activities	(26,135)	4,251	1,063	404	4,053

NOTES TO SELECTED FINANCIAL DATA
General
     Prior years are reclassified to conform with the current-year presentation.
Earnings from continuing operations
     Fiscal 2006 results include a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees recorded in our Publishing segment, a favorable dispute resolution with a former merchandising licensee of $2.5 million in income, a one-time litigation reserve of $17.1 million which included incurred and anticipated professional fees, net of insurance reimbursement, and royalty income of $2.8 million related to the successful termination of a home video distribution agreement recorded in our Broadcasting segment.
     Fiscal 2005 results include non-cash equity compensation charges of $31.8 million resulting from the vesting of shares covered by a warrant granted in connection with the participation in two network television series.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY
     Martha Stewart Living Omnimedia, Inc. (MSO) is a leading provider of original “how-to” information, inspiring and engaging consumers with unique lifestyle content and high-quality products. MSO is organized into four business segments: Publishing, Merchandising, Internet and Broadcasting, each of which is described below. 2007 is an important year as we will launch many of the new initiatives that we have developed in 2006. In March, we unveiled our new Internet website, to be followed by several new product launches in our Merchandising segment, including home products with Macy’s and paint with Lowe’s.
Publishing
     Publishing is the Company’s largest business segment, accounting for 54% of total revenue in 2006. The segment consists of operations related to magazines, books, and newspapers. Publishing is driven primarily by magazines including Martha Stewart Living, Martha Stewart Weddings, Everyday Food, and Body + Soul; these are supplemented by Special Interest Publications. In 2006, the Company began testing a new magazine called Blueprint: Design Your Life. Geared to women ages 25-45, Blueprint targets a different demographic than our core consumer.
     Publishing derives its revenue primarily from advertising, which accounted for 53% of 2006 segment revenue; magazine subscription and newsstand sales, along with royalties from book sales, account for the balance of segment revenue. In 2006, revenue growth has been driven largely by growth in both advertising pages and rates. For 2007, we expect to have continued growth of advertising revenue ahead of industry trends. While Martha Stewart Living continues to comprise the majority of Publishing revenue, its percentage of segment revenue has decreased slightly in recent years as new magazines have been created or acquired, in keeping with the Company’s diversification efforts.
Merchandising
     Through our Merchandising segment, MSO licenses a variety of products to be sold at multiple price points and quality tiers through a variety of distribution channels and verticals. In 2006, Merchandising represented 24% of total Company revenue. It is a high-margin business grounded in licensing agreements that require no inventory and no meaningful expenses other than employee compensation.
     While Kmart currently represents the majority of revenue in this segment, over the long term, we expect to generate revenue from a more diverse mix of business partners. This diversification effort will be led with agreements such as our agreement with Macy’s to launch a line of Martha Stewart Collection products, with KB Home for Martha Stewart–inspired homes and neighborhoods in communities throughout the country, and with Lowe’s for a Martha Stewart–branded interior and exterior paint color program. Additional licensing agreements relate to crafts (EK Success), furniture (Bernhardt), rugs (Safavieh), lighting (Generation Brands), and carpet tiles (FLOR). Several of these agreements were signed in 2006, with revenue expected to begin in mid- to late 2007.
     Our multi-year agreement with Kmart includes both royalty payments and minimum guarantees. The minimum guarantees have and are expected to exceed actual royalties earned from retail sales through 2007 primarily due to past store closings and historic lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10

Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$15.0
     For the year ending January 31, 2009, the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009. In 2006, our royalty based on retail sales was $29.9 million. Furthermore, up to $3.8 million of the January 31, 2005 and January 31, 2006 minimum royalty payments and $2.5 million of the January 31, 2007 and January 31, 2008 minimum royalty payments, but not more than $10.0 million in the aggregate over the term of the agreement, will be deferred and subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.
Internet
     The Internet segment is comprised of three businesses: online ad sales at marthastewart.com, product sales of Martha Stewart Flowers, and sales of digital photo products. In 2006, revenue from this segment accounted for 5% of total Company revenue.
     Marthastewart.com has transitioned recently from being a commerce-driven site to a content-driven site. As such, online advertising has become the biggest driver of revenue, accounting for 52% of Internet revenue in 2006. We expect to have continued growth in online advertising revenue as we monetize our new website which launched in March 2007, and build our online audience. Expenses related to marthastewart.com are driven primarily by employee compensation and technology.
     Martha Stewart Flowers accounted for 43% of Internet revenue in 2006. Revenue is derived from the sale of flowers, plants and accessories.
     Digital photo products are another new business for MSO. In 2006, the Company signed an agreement with Kodak Imaging Network to develop a line of branded Martha Stewart personalized photo products. MSO receives a royalty for each sale and is entitled to minimum payments. In 2006, all royalty revenue from Kodak represented a contractual minimum guarantee of approximately $0.8 million.
Broadcasting
     The Broadcasting segment contributed 16% of total revenue in 2006. The segment consists of operations related to the production of television and satellite radio programming. Television programming is comprised of a daily syndicated broadcast show, The Martha Stewart Show, and Everyday Food, which airs on PBS. Satellite radio programming encompasses the Martha Stewart Living Radio channel on SIRIUS Satellite Radio.
     Broadcasting is driven primarily by The Martha Stewart Show. Revenue generated from the show comprised 70% of segment revenue in 2006. The majority of revenue from the show is advertising and the licensing fees paid by local affiliates; additional revenue is derived from product placement along with revenue from cable replay (Season 1 only) and international distribution. Revenues are reported net of agency commission, estimated reserves for television audience underdelivery and NBC distribution fees. For the current season of The Martha Stewart Show (Season 2), nearly all advertising is sold-out, therefore, the financial performance of the show in 2007 will be primarily ratings driven. Ongoing efforts to distribute The Martha Stewart Show (Season 3) have resulted in our national clearance of 85% to date. Revenue from Everyday Food is provided by underwriters.
     While the daily show operates at a loss, it currently serves as a key promotional platform for the Company while we launch several new merchandising initiatives. The show increases demand for MSO content and products while minimizing advertising expenditures.

RESULTS OF OPERATIONS
Comparison for the Year Ended December 31, 2006 to Year Ended December 31, 2005.
PUBLISHING SEGMENT

(in thousands)	2006	2005	Variance
Publishing Revenue
Advertising	$83,285	$52,032	$31,253
Circulation	69,721	68,607	1,114
Other	3,553	5,126	(1,573)

Total Publishing Segment Revenue	156,559	125,765	30,794

Publishing Operating Costs and Expenses
Production, distribution and editorial	83,770	75,342	(8,428)
Selling and promotion	63,386	62,076	(1,310)
General and administrative	2,777	2,695	(82)
Depreciation and amortization	600	987	387

Total Publishing Segment Operating Costs and Expenses	150,533	141,100	(9,433)

Publishing Segment Operating Income/(Loss)	$6,026	$(15,335)	$21,361

     Publishing revenues increased $30.8 million, or 24%, to $156.6 million for the year ended December 31, 2006, from $125.8 million for the year ended December 31, 2005. This increase was due to higher advertising revenues of $31.3 million primarily as the result of an increase in both advertising pages and rate in Martha Stewart Living magazine (increase of $24 million). Increases were found as well in both pages and rates at Everyday Food and Weddings. Circulation revenue increased $1.1 million primarily due to increased subscriptions and newsstand sales of Body + Soul and the launch of Blueprint magazine; this is partially offset by lower revenue from our Special Interest Publications, as the 2005 period contained two additional issues (see chart below). Other revenue decreased $1.6 million primarily due to the 2005 release of The Martha Rules book versus no comparable publication in 2006. In 2007, we again expect to see continued growth in advertising revenue in our magazines ahead of current industry trends. The company plans to publish six issues of Blueprint in 2007.

Year ended December 31,
Magazine Publication Schedule	2006	2005

Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings (a)	Four Issues	Five Issues
Everyday Food	Ten Issues	Ten Issues
Special Interest Publications	Five Issues	Seven Issues
Body + Soul	Eight Issues	Eight Issues
Blueprint (b)	Two Issues	N/A

(a)	In 2005, we published one special Martha Stewart Weddings issue.

(b)	New publication launched in May 2006.
     Production, distribution and editorial expenses increased $8.4 million, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which resulted in higher physical costs, as well as the costs associated with Blueprint, a magazine that we tested in 2006. Selling and promotion expenses increased $1.3 million, primarily due to expenses associated with our 15th anniversary event along with higher commission costs associated with the increase in advertising pages as well as higher compensation costs. The increase in selling and promotion expenses was partially offset by a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Included within the Publishing segment was a $6.2 million loss in Blueprint compared to a $1.6 million loss in the prior year.

MERCHANDISING SEGMENT

(in thousands)	2006	2005	Variance
Merchandising Revenue
Kmart earned royalty	$29,853	$31,126	$(1,273)
Kmart minimum true-up	26,126	18,708	7,418
Other	13,525	8,985	4,540

Total Merchandising Segment Revenue	69,504	58,819	10,685

Merchandising Operating Costs and Expenses
Production, distribution and editorial	11,956	10,475	(1,481)
Selling and promotion	3,145	3,135	(10)
General and administrative	6,853	5,655	(1,198)
Depreciation and amortization	1,021	845	(176)

Total Merchandising Segment Operating Costs and Expenses	22,975	20,110	(2,865)

Merchandising Segment Operating Income	$46,529	$38,709	$7,820

     Merchandising revenues increased $10.7 million, or 18%, to $69.5 million for the year ended December 31, 2006, from $58.8 million for the year ended December 31, 2005. Revenue related to our earned royalty at Kmart declined due to lower same-store sales and store closings offset by higher royalty rate. Actual retail sales of our product at Kmart declined 4.7% on a same-store basis and 7.6% on a total store basis. The royalty rate under our agreement with Kmart increased by approximately 3.1% on February 1, 2006. Other revenue included revenue related to a favorable dispute resolution with a former merchandising licensee of $3.0 million. Other revenue also increased due to revenue related to our new program with KB Home. Revenue for this agreement was recorded based on minimum guarantees.
     Production, distribution and editorial expenses increased $1.5 million, and general and administrative expenses $1.2 million, both due largely to support the growing number of merchandising initiatives we have forged in recent months.

INTERNET SEGMENT

(in thousands)	2006	2005	Variance
Internet Revenue
Advertising and other	$8,196	$2,516	$5,680
Product sales	7,579	8,742	(1,163)

Total Internet Segment Revenue	15,775	11,258	4,517

Internet Operating Costs and Expenses
Production, distribution and editorial	10,444	10,719	275
Selling and promotion	3,335	1,649	(1,686)
General and administrative	2,410	1,476	(934)
Depreciation and amortization	117	951	834

Total Internet Segment Operating Costs and Expenses	16,306	14,795	(1,511)

Internet Segment Operating Loss	$(531)	$(3,537)	$3,006

     Internet segment revenues increased $4.5 million, or 40%, to $15.8 million for the year ended December 31, 2006, from $11.3 million for the year ended December 31, 2005. Advertising revenue increased due to an increase in web traffic and sell-through at marthastewart.com. Page views on our site increased from prior year to a monthly average of 38.5 million page views and 2.5 million unique users. Product sales decreased due to the discontinuance of our catalog, Martha Stewart: The Catalog for Living in early 2005 partially offset by sales of digital photo projects which is a new business venture in 2006 with Kodak Imaging Network as well as an increase in the sale of flowers, plants and accessories through marthastewartflowers.com.
     Production, distribution and editorial costs decreased $0.3 million due to the discontinuance of Martha Stewart: The Catalog for Living in early 2005 which resulted in lower cost of goods sold as well as lower fulfillment expenses partially offset by investment in personnel for marthastewart.com. Selling and promotion expense increased $1.7 million related to higher compensation expenses associated with developing an Internet advertising sales and marketing force for marthastewart.com. General and administrative costs increased $0.9 million due to investment in personnel related to our focus on developing our Internet segment. Depreciation and amortization expense decreased $0.8 million due to fully depreciated assets in 2006 as compared to 2005 depreciation of the original website.

BROADCASTING SEGMENT

(in thousands)	2006	2005	Variance
Broadcasting Revenue
Advertising	$16,969	$6,363	$10,606
Radio	7,504	939	6,565
Licensing and other	22,030	9,289	12,741

Total Broadcasting Segment Revenue	46,503	16,591	29,912

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	32,043	29,393	(2,650)
Selling and promotion	4,324	4,177	(147)
General and administrative	8,726	8,901	175
Depreciation and amortization	3,026	1,321	(1,705)

Total Broadcasting Segment Operating Costs and Expenses	48,119	43,792	(4,327)

Broadcasting Segment Operating Loss	$(1,616)	$(27,201)	$25,585

     Broadcasting revenues increased $29.9 million, or 180%, to $46.5 million for the year ended December 31, 2006, from $16.6 million for the year ended December 31, 2005. Both advertising and licensing revenue increased primarily due to the inclusion of a full-year of 2006 revenue related to our nationally syndicated program which launched on September 12, 2005. Revenue from Martha Stewart Living Radio was $7.5 million for the year ended December 31, 2006 compared to $0.9 million for the year ended December 31, 2005; the radio channel launched in the fourth quarter of 2005.
     Production, distribution and editorial expenses increased $2.7 million due principally to the timing of a full-year of 2006 production-related expenses for the syndicated program versus approximately a quarter in 2005 largely offset by 2005 non-cash equity compensation that included a $16.8 million charge related to the vesting of certain shares covered by a warrant granted in connection with The Martha Stewart Show. As of December 31, 2006, our deferred production cost balance was $4.6 million. Depreciation and amortization expenses increased due to leasehold improvements and fixed asset additions related to our new television studio begun in 2005.
CORPORATE

(in thousands)	2006	2005	Variance
Corporate Operating Costs and Expenses
General and administrative	$49,407	$67,254	$17,847
Depreciation and amortization	3,834	3,693	(141)

Total Corporate Operating Costs and Expenses	53,241	70,947	17,706

Corporate Operating Loss	$(53,241)	$(70,947)	$17,706

     Corporate operating costs and expenses decreased $17.7 million, to $53.2 million for the year ended December 31, 2006, from $70.9 million for the year ended December 31, 2005. General and administrative expenses decreased $17.4 million principally resulting from lower non-cash compensation costs due to the 2005 vesting of certain shares related to a warrant granted in connection with the airing of “The Apprentice: Martha Stewart” of $14.9 million versus no comparable award in 2006. In addition, 2006 consultant and professional fees decreased from the prior year offset by increased employee cash compensation costs.

INTEREST INCOME, NET. Interest income, net, was $4.5 million for the year ended December 31, 2006, compared with $3.4 million for the year ended December 31, 2005. The increase was attributable to higher interest rates.
LITIGATION RESERVE. While no assurances can be made, the Company believes that the parties’ agreement to settle the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation for $30 million will be approved by the court. Accordingly, the Company has recorded a litigation reserve of approximately $17.1 million against 2006 earnings. This one-time charge includes incurred and anticipated professional fees, is net of insurance reimbursement, and does not include that portion of the anticipated settlement expected to be paid by Ms. Stewart.
INCOME TAX PROVISION. Income tax provision for the year ended December 31, 2006 was $0.8 million, compared to income tax provision of $0.4 million for the year ended December 31, 2005. The current period results exclude any potential tax benefits generated from current period losses due to the establishment of a valuation reserve taken against any such benefits.
LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $0.7 million for the year ended December 31, 2006, compared to $0.5 million from the same operations for the year ended December 31, 2005. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are facility-related. In the third quarter of 2006, the Company signed a sublease. As a result, there will be no further loss reported from discontinued operations. The additional reserve taken in the second quarter of 2006 is sufficient to cover any future charges.
NET LOSS. Net loss was $(17.0) million for the year ended December 31, 2006, compared to a net loss of $(75.8) million for the year ended December 31, 2005, as a result of the factors mentioned above.

RESULTS OF OPERATIONS
Comparison for the Year Ended December 31, 2005 to Year Ended December 31, 2004.
PUBLISHING SEGMENT

(in thousands)	2005	2004	Variance
Publishing Revenue
Advertising	$52,032	$34,084	$17,948
Circulation	68,607	60,086	8,521
Other	5,126	1,790	3,336

Total Publishing Segment Revenue	125,765	95,960	29,805

Publishing Operating Costs and Expenses
Production, distribution and editorial	75,342	62,546	(12,796)
Selling and promotion	62,076	55,321	(6,755)
General and administrative	2,695	2,236	(459)
Depreciation and amortization	987	472	(515)

Total Publishing Segment Operating Costs and Expenses	141,100	120,575	(20,525)

Publishing Segment Operating Loss	$(15,335)	$(24,615)	$9,280

     Publishing revenues increased $29.8 million, or 31%, to $125.8 million for the year ended December 31, 2005, from $96.0 million for the year ended December 31, 2004. This increase was primarily due to an increase in advertising revenues of $17.9 million. Advertising revenue in Martha Stewart Living increased $13.5 million primarily due to an increase in advertising pages, as well as an increase in advertising page rates. The rate base (the number of copies per issue we guarantee to advertisers) for Martha Stewart Living was constant year to year at 1.8 million copies per issue. The increase in advertising revenue was also attributable to an increase in revenue from Body + Soul magazine, due in part to the acquisition, of $2.5 million as well as an increase in revenue from Everyday Food magazine of $2.2 million. Circulation revenue increased $8.5 million in the period primarily due to the acquisition of Body & Soul Group (Body + Soul magazine and Dr. Weil’s Self Healing newsletter), which collectively contributed $3.7 million towards the increase as well as from improved circulation trends in Martha Stewart Living magazine which resulted in an increase in revenue of $3.3 million. Other revenue increased $3.3 million primarily due to the publication of The Martha Rules book.

Year ended December 31,
Magazine Publication Schedule	2006	2005

Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings (a)	Five Issues	Five Issues
Everyday Food	Ten Issues	Ten Issues
Special Interest Publications	Seven Issues	Eight Issues
Body + Soul (b)	Eight Issues	Four Issues

(a)	In 2004 and 2005, we published one special Martha Stewart Weddings issue in each year.

(b)	Acquired in August 2004 and therefore was not included in prior periods.
     Production, distribution and editorial expenses increased $12.8 million primarily reflecting higher paper, printing and distribution costs of Martha Stewart Living magazine, due primarily to an increase in the number of pages printed per issue, as well as the additional costs associated with the publication of additional magazines due in part to the acquisition of the Body & Soul Group and an increase in non-cash equity compensation. Selling and promotion expenses increased $6.8 million, resulting primarily from costs associated with the increase in advertising pages in Martha Stewart Living and Everyday Food as well as the costs associated with Body & Soul Group, partially offset by lower subscription acquisition costs for Everyday Food.
MERCHANDISING SEGMENT

(in thousands)	2005	2004	Variance
Merchandising Revenue
Kmart earned royalty	$31,126	$32,434	$(1,308)
Kmart minimum true-up	18,708	13,074	5,634
Other	8,985	7,878	1,107

Total Merchandising Segment Revenue	58,819	53,386	5,433

Merchandising Operating Costs and Expenses
Production, distribution and editorial	10,475	9,832	(643)
Selling and promotion	3,135	99	(3,036)
General and administrative	5,655	6,268	613
Depreciation and amortization	845	760	(85)

Total Merchandising Segment Operating Costs and Expenses	20,110	16,959	(3,151)

Merchandising Segment Operating Income	$38,709	$36,427	$2,282

     Merchandising revenues increased $5.4 million, or 10%, to $58.8 million for the year ended December 31, 2005, from $53.4 million for the year ended December 31, 2004. Royalty revenue based on product sales at Kmart declined $1.3 million primarily as result of store closings, partially offset by a higher royalty rate. The royalty rate under our agreement with Kmart increased by 3% on February 1, 2005. Sales of Martha Stewart Everyday products at Kmart decreased 7.9% on a total store basis and 4.3% on a comparable store basis year-over-year. The revenue related to the contractual minimum amounts is listed separately above. In accordance with our Kmart contract, we have recognized as revenue the pro-rata portion of the contractual minimum royalty amount due from Kmart, net of amounts subject to recoupment, for the 12 month periods ended January 31, 2005 and January 31, 2004. Other revenue decreased primarily due to the termination of our flooring agreement in late 2004.
     Production, distribution and editorial expense decreased $0.6 million due to lower compensation related expenses. Selling and promotion expenses increased $3.0 million in the period due to lower marketing expenses related to our Martha Stewart Signature program. General and administrative expense increased $0.6 million primarily due to higher compensation and professional fees.

INTERNET SEGMENT

(in thousands)	2005	2004	Variance
Internet Revenue
Advertising and other	$2,516	$692	$1,824
Product sales	8,742	26,820	(18,078)

Total Internet Segment Revenue	11,258	27,512	(16,254)

Internet Operating Costs and Expenses
Production, distribution and editorial	10,719	29,912	19,193
Selling and promotion	1,649	1,735	86
General and administrative	1,476	3,739	2,263
Depreciation and amortization	951	987	36

Total Internet Segment Operating Costs and Expenses	14,795	36,373	21,578

Internet Segment Operating Loss	$(3,537)	$(8,861)	$5,324

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

BROADCASTING SEGMENT

(in thousands)	2005	2004	Variance
Broadcasting Revenue
Advertising	$6,363	$4,134	$2,229
Radio	939	75	864
Licensing and other	9,289	6,371	2,918

Total Broadcasting Segment Revenue	16,591	10,580	6,011

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	29,393	14,371	(15,022)
Selling and promotion	4,177	1,267	(2,910)
General and administrative	8,901	3,420	(5,481)
Depreciation and amortization	1,321	230	(1,091)

Total Broadcasting Segment Operating Costs and Expenses	43,792	19,288	(24,504)

Broadcasting Segment Operating Loss	$(27,201)	$(8,708)	$(18,493)

     Broadcasting revenues increased $6.0 million, or 57%, to $16.6 million for the year ended December 31, 2005, from $10.6 million for the year ended December 31, 2004. The increase was primarily due to higher revenue from our daily syndicated program which launched on September 12, 2005. Licensing and other revenue increased $2.9 million due in part to the launch of our new daily syndicated program on broadcast and cable television domestically and on a variety of distribution channels internationally. This compares to $0.9 million of revenue in 2005.
     Production, distribution and editorial expenses increased $15.0 million in the period due to non-cash equity compensation of $16.8 million related to the vesting of certain shares covered by a warrant granted in connection with the launch of our new syndicated show. The increase was partially offset by our new syndicated program which caused us to defer certain production costs for matching against future revenue. As of December 31, 2005, our deferred production cost balance was $6.5 million. The offset was also due to lower distribution fees associated with the cessation of our old syndicated program in mid-September 2004. Increases in selling and promotion relate to an increase in media buying and increases in staff levels, while the increase in general and administrative expenses are due to higher professional fees and increased occupancy costs, all related to the launch of our syndicated show in mid-September 2005. Depreciation and amortization increased primarily due to the depreciation associated with capital expenditures made in 2005 associated with our television production facility in New York City.
CORPORATE

(in thousands)	2005	2004	Variance
Corporate Operating Costs and Expenses
General and administrative	$67,254	$50,024	$(17,230)
Depreciation and amortization	3,693	4,223	530

Total Corporate Operating Costs and Expenses	70,947	54,247	(16,700)

Corporate Operating Loss	$(70,947)	$(54,247)	$(16,700)

     Corporate operating costs and expenses increased $16.7 million, to $70.9 million for the year ended December 31, 2005, from $54.2 million for the year ended December 31, 2004. General and administrative expenses increased $17.2 million principally resulting from the increase in non-cash compensation expense related to the vesting of certain shares related to a warrant granted in connection with the airing of “The Apprentice: Martha Stewart” of $14.9 million. General and administrative expenses also increased due to higher employee and director equity grants, higher occupancy-related costs and higher professional fees, partially offset by lower compensation costs. Occupancy costs previously allocated to the Internet segment are now included in this segment.
INTEREST INCOME, NET. Interest income, net, was $3.4 million for the year ended December 31, 2005, compared with $1.8 million for the year ended December 31, 2004. The increase was attributable to higher interest rates.
INCOME TAX PROVISION. Income tax provision for the year ended December 31, 2005 was $0.4 million, compared to $0.9 million for the year ended December 31, 2004. The current period results exclude any potential tax benefits generated from current period losses due to the establishment of a valuation reserve taken against any such benefits.
LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $0.5 million for the year ended December 31, 2005, compared to $0.5 million from the same operations for the year ended December 31, 2004. Discontinued operations represent the operations of the Wedding List, which the Company decided to discontinue in 2002. The current year expenses are facility-related.
NET LOSS. Net loss was $(75.8) million for the year ended December 31, 2005, compared to a net loss of $(59.6) million for the year ended December 31, 2004, as a result of the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
     Cash, cash equivalents and short-term investments were $63.8 million and $104.0 million at December 31, 2006 and 2005, respectively. Although cash flow from operations improved year over year, our overall liquidity was reduced in 2006 largely due to the following transactions:
•	One-time dividend of $0.50 per share for a total cash payment of $(26.1) million

•	Cash portion of the legal settlement of $(13.0) million

•	Capital expenditures of $(8.3) million
     Although our liquidity decreased in 2006, we believe, as described further below, that our available cash balances and short-term investments together with positive cash flow from operations will be sufficient to meet our operating and recurring cash needs for 2007 and future foreseeable periods.
Cash Flows from Operating Activities
     Cash flows used in operating activities were $(5.7) million, $(30.3) million and $(22.2) million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, cash used for operations was primarily due to a Net Loss of $(17.0) which includes payments made in settling litigation of $(13.0) million and an Operating Loss of $(2.8) million. The Net Loss was offset by non-cash equity compensation of $13.8 million and depreciation and amortization of $8.6 million. Changes in operating assets and liabilities totaled $(11.1) as the result of higher Publishing advertising accounts receivable and higher Merchandising accounts receivable related to the increased performance of those segments offset by the increase in the bonus accrual and accruals related to the legal settlement. Our 2006 year-end Merchandising accounts receivable included a $33.3 million receivable due from Kmart which was satisfied as of the filing of this 10-K.
     As compared to 2005, 2006 cash flows used in operating activities improved primarily due to a decrease in the Net Loss of $58.8 million as the result of better segment performance as shown in the year over year decrease in Operating Loss of $75.5 million which included lower non-cash equity compensation costs of $(30.8) partially offset by the 2006 legal settlement $(17.1) million. The lower non-cash compensation costs are the result of the 2005 vesting of shares of $31.8 million covered by a warrant granted in connection with the participation in two network television series. Changes in operating assets and liabilities between periods were $(4.2) million primarily due to a significant increase in deferred royalty revenue in 2005 versus a modest decrease in 2006. The increase in 2005 deferred royalties was due to the increased liability from the amended Kmart agreement and new 2005 deals with upfront payments from Warner Home Video, Sirius Satellite Radio and Discovery. Although there was a similar increase in 2006 in the Kmart liability, there were no comparable new deals in 2006 with deferred revenue. The 2005 income tax receivable decreased significantly due to a receipt of a 2004 Federal carryback claim. These changes are partially offset by the launch of The Martha Stewart Show in 2005 which significantly increased deferred production costs in 2005. In addition, there was a larger 2005 increase in advertising receivables as compared to the increase in 2006.
     As compared to 2004, 2005 cash flows used in operating activities increased primarily due to a higher Net Loss of $(16.2) million as a result of higher non-cash equity compensation costs of $35.1 million partially offset by better performance in the Publishing segment. The increase in non-cash equity compensation was the result of the 2005 vesting of shares of $31.8 million as described above. Changes in operating assets and liabilities between periods were $(24.3) million primarily due to the increase of 2005 Publishing advertising and newsstand receivables as the result of a turnaround in the segment as compared to decrease of 2004 receivables. The Publishing changes were partially offset due to the Broadcasting increases in 2005 deferred television production costs, as the result of the launch of the new television series in 2005.
Cash Flows from Investing Activities
     Cash flows provided by (used in) investing activities were $40.1 million, $(58.3) million and $(39.8) million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash flows provided by investing activities in 2006 resulted from the sales of short-term investments of $238.2 million partially offset by the purchase of short-term investments of $(189.8) million and capital expenditures of $(8.3) million. Proceeds from the sales of short-term investments covered the Company’s uses of operating and financing cash as described in this section. Cash used for capital expenditures was due to the investment in the website marthastewart.com, leasehold improvements to Company offices and the purchase of two fractional ownership interests in corporate aircraft.
     Cash flows used in investing activities in 2005 resulted from the purchase of short-term investments of $137.9 million and capital expenditures of $9.8 million, partially offset by the sales of short-term investments of $89.4 million. Cash used for capital expenditures of $(9.8) million was primarily for the build-up of the television studios for The Martha Stewart Show.
     Cash flows used in investing activities in 2004 resulted from the purchase of short-term investments of $40.9 million, the acquisition of certain assets of Body + Soul magazine and the Dr. Weil’s Self Healing newsletter of $6.6 million as well as capital expenditures $0.9 million, partially offset by the sales of short-term investments of $8.7 million. The Company used cash for capital expenditures of $(0.9) million primarily for Corporate purchases of desktop computers.
Cash Flows from Financing Activities
     Cash flows (used in) provided by financing activities were $(26.1) million, $4.3 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash flows used in 2006 was primarily due to dividends paid of $(26.1) million. In late July 2006, our Board of Directors declared a special one-time dividend of $0.50 per share. The special dividend was paid on September 14, 2006, to stockholders of record on August 31, 2006. The value of these dividends is $26.9 million.
     Cash flows provided from financing activities in 2005 and 2004 was primarily due to proceeds received from exercise of stock options, partially offset by the cash costs associated with remitting payroll related tax obligations associated with the vesting of certain restricted stock grants.
Cash Requirements
     The Company’s commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in Note 11 to the consolidated financial statements on page F-21 and are summarized in the table below:

Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$33,548	$10,011	$16,689	$4,090	$2,758
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	$33,548	$10,011	$16,689	$4,090	$2,758

     In addition to our contractual obligations, we expect to have capital expenditures in 2007 of approximately $6.0 – $6.5 million due to the continued development of the website marthastewart.com. In addition, 2007 capital expenditures will include upgrading the corporate IT and physical infrastructure.
     The Company expects to meet its cash requirements for 2007 obligations and operating costs due to positive cash flows from operations generated as a result of improved financial performance.
     We also have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. In 2005, we defaulted on an affirmative loan covenant covered under our promissory note with Bank of America. The covenant was waived and subsequently modified and we are now compliant. As of December 31, 2006, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.

     Our expectations for long-term liquidity are in line with our outlook for 2007 cash requirements. The Company does not have any significant future obligations other than those listed in the table above. Future financial performance is expected to continue to grow providing funding for any future operating, capital or other expenditures.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.
Revenue Recognition
     The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 0021, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. As a result, revenue is recognized straight-lined over the contract term.
     We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Licensing based revenue, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific terms of each contract. Under certain agreements, revenue is accrued based on actual sales while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis. Television advertising revenues are recorded when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and NBC distribution fees. Internet advertising revenues based on the sale of impression-based advertisements are recorded in the period in which the advertisements are delivered.
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
     In 2006 and 2005, the Company estimated future cash flows based upon individual magazine historical results, current trends and operating cash flows to access the fair value. In 2004, the Company engaged an external valuation services firm to report on the fair value of the Company’s goodwill. No impairment charges were recorded in 2006, 2005 and 2004.
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
Non-Cash Equity Compensation
     We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price, expected life of the option, and expected cancellations.
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in the three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 9, “Income Taxes” in the consolidated financial statements for additional information.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
     None.
Item 8. Financial Statements and Supplementary Data.
     The information required by this Item is set forth on pages F-3 through F-25 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Part of the procedures includes the convening of the Company’s disclosure committee, the members of which are appointed by our CEO and/or CFO. The disclosure committee is charged with assisting with overseeing the accuracy and timeliness of our disclosure documents and monitoring the integrity of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial

Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.
Evaluation of Changes in Internal Control Over Financial Reporting
     During the fourth quarter of 2006, we upgraded our servers, disk storage systems and tape-backups, and relocated these systems to an off-site data center. In connection with this migration, we designed, applied, and tested internal controls related to the new facility. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Martha Stewart Living Omnimedia, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martha Stewart Living Omnimedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Martha Stewart Living Omnimedia, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Martha Stewart Living Omnimedia, Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 9, 2007

Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 16, 2007 (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS AND OUR FOUNDER,” “MEETINGS AND COMMITTEES OF THE BOARD — Code of Ethics” and “— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.
Item 11. Executive Compensation.
     The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2006,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTION EXERCISES AND STOCK VESTED DURING 2006,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” and is hereby incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item is set forth in our Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “MEETINGS AND COMMITTEES OF THE BOARD — Corporate Governance” and is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item is set forth in our Proxy Statement under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” and is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) and (2) Financial Statements and Schedules: See page F-1 of this Annual Report on Form 10-K.
     (3) Exhibits:

Exhibit
Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

4.1	—	Warrant to purchase shares of Class A Common Stock, dated September 17, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006).

4.2	—	Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006).

10.1	—	Form of Stockholders’ Agreement (incorporated by reference to the Registration Statement).

10.2	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.2.1, 10.2.2 and 10.31.†

10.2.1	—	Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)) as amended by Exhibits 10.2.2 and 10.31.†

10.2.2	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)) as amended by Exhibit 10.31.†

10.3	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.32.†

10.4	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).†

10.5	—	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement) as amended by Exhibit 10.20.†

10.6	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).

10.7	—	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement) as amended by Exhibit 10.7.1 and 10.21.

10.7.1	—	Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)) as amended by Exhibit 10.21.

10.8	—	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to the Registration Statement).

10.9	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

10.10	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).

Exhibit
Number		Exhibit Title

10.10.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).

10.11	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(the “June 2001 10-Q”)).

10.12	—	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q) as amended by Exhibit 10.22.

10.14.1	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)) as amended by Exhibits 10.14.2 and 10.14.3.†

10.14.2	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)) as amended by Exhibit 10.14.3.†

10.14.3	—	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)).

10.15	—	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd (incorporated by reference to the 2001 10-K).

10.16	—	2002 Executive Severance Pay Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).†

10.17	—	2002 Performance-Based Executive Bonus Plan (incorporated by reference to the 2002 10-K).†

10.18	—	2003 Key Executive Bonus Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).†

10.20	—	Amendment, dated as of March 15, 2004 to the Employment Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “March 2004 10-Q”)).†

10.21	—	Amendment, dated as of March 15, 2004 to the Location Rental Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to the March 2004 10-Q).†

10.22	—	Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.23	—	Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K).†

10.24	—	Location Rental Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K).†

10.25	—	Letter Agreement dated September 17, 2004 between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K).†

10.26	—	Employment Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2004 (the “November 16, 2004 8-K”)).†

10.27	—	Restricted Stock Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to the November 16, 2004 8-K).†

10.28	—	Stock Option Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to the November 16, 2004 8-K).†

10.29	—	2005 Executive Severance Pay Plan (incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005).†

10.30	—	Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Inventive Plan (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2005).

10.31	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).

Exhibit
Number		Exhibit Title

10.32	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).

10.33	—	Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the May 17, 2005 8-K).†

10.34	—	Employment Agreement dated as of May 2, 2005, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2005).†

10.35	—	Employment Agreement dated as of July 21, 2005, between Martha Stewart Living Omnimedia, Inc. and John R. Cuti (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2005).†

10.36	—	Consulting Agreement dated as of October 21, 2005 between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment Inc., an entity for which Mr. Charles A. Koppelman serves as Chairman and Chief Executive Officer (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2005 (the “October 21, 2005 8-K”)).†

10.37	—	Consulting Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to the October 21, 2005 8-K).

10.38	—	Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to the October 21, 2005 8-K).

10.39	—	Employment Agreement dated as of November 15, 2005, between Martha Stewart Living Omnimedia, Inc. and Sheraton Kalouria (incorporated by reference to our Current Report on Form 8-K filed on November 22, 2005).†

10.40	—	Separation Agreement dated as of March 7, 2006, between Martha Stewart Living Omnimedia, Inc. and James Follo (incorporated by reference to our Current Report on Form 8-K filed on March 8, 2006).

10.41	—	Employment Agreement dated as of July 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Holly Brown (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).†

10.42	—	Employment Agreement dated as of July 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Howard Hochhauser (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).†

10.43	—	Warrant Registration Rights Agreement dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006).

10.44	—	Letter Agreement dated as of October 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2006).

10.45	—	Bonus Conversion Policy (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2007).

10.46	—	Form of Restricted Stock Unit Award Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2007).

21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	indicates management contracts and compensatory plans

*	indicates filed herewith
Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the Chief Executive Officer of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The Chief Executive Officer of MSO submitted the required certification without qualification to the NYSE as of June 2006. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 Certifications”) with respect to MSO’s disclosures in its Annual Report on Form 10-K for the year ended December 31, 2005 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to MSO’s disclosures in its Form 10-K for the year ended December 31, 2006 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Signature	Title

/s/ Susan Lyne	President, Chief Executive Officer and
Susan Lyne	Director (Principal Executive Officer)

/s/ Howard Hochhauser	Chief Financial Officer
Howard Hochhauser	(Principal Financial and Accounting Officer)

/s/ Rick Boyko	Director
Rick Boyko

/s/ Michael Goldstein	Director
Michael Goldstein

/s/ Jill A. Greenthal	Director
Jill A. Greenthal

/s/ Charles Koppelman	Chairman of the Board
Charles Koppelman

/s/ Wenda Harris Millard	Director
Wenda Harris Millard

/s/ Thomas C. Siekman	Lead Independent Director
Thomas C. Siekman

/s/ Bradley E. Singer	Director
Bradley E. Singer
Each of the above signatures is affixed as of March 14, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES AND OTHER
FINANCIAL INFORMATION
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:
We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule referenced in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Martha Stewart Living Omnimedia, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 9, 2007

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands except per share data)

	2006	2005	2004
REVENUES
Publishing	$156,559	$125,765	$95,960
Merchandising	69,504	58,819	53,386
Internet	15,775	11,258	27,512
Broadcasting	46,503	16,591	10,580

Total revenues	288,341	212,433	187,438

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	138,213	125,929	116,661
Selling and promotion	74,190	71,037	58,422
General and administrative	70,173	85,981	65,687
Depreciation and amortization	8,598	7,797	6,672

Total operating costs and expenses	291,174	290,744	247,442

OPERATING LOSS	(2,833)	(78,311)	(60,004)
Interest income, net	4,511	3,423	1,799
Legal Settlement	(17,090)	—	—

LOSS BEFORE INCOME TAXES	(15,412)	(74,888)	(58,205)
Income tax provision	(838)	(407)	(868)

LOSS FROM CONTINUING OPERATIONS	(16,250)	(75,295)	(59,073)

Loss from discontinued operations	(745)	(494)	(526)

NET LOSS	$(16,995)	$(75,789)	$(59,599)

LOSS PER SHARE
Basic and diluted — Loss from continuing operations	$(0.32)	$(1.48)	$(1.19)
Basic and diluted — Loss from discontinued operations	(0.01)	(0.01)	(0.01)

Basic and diluted — Net loss	$(0.33)	$(1.49)	$(1.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,312	50,991	49,712

DIVIDENDS PER COMMON SHARE	$0.50	n/a	n/a
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands except per share data)

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,528	$20,249
Short-term investments	35,321	83,788
Accounts receivable, net	70,319	55,381
Inventories, net	4,448	3,910
Deferred television production costs	4,609	6,507
Income taxes receivable	482	519
Other current assets	3,857	4,366

Total current assets	147,564	174,720

PROPERTY, PLANT AND EQUIPMENT, net	19,616	19,797
INTANGIBLE ASSETS, net	53,605	53,680
OTHER NON-CURRENT ASSETS	7,262	5,631

Total assets	$228,047	$253,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,053	$28,545
Accrued payroll and related costs	13,646	7,488
Income taxes payable	1,011	476
Current portion of deferred subscription revenue	28,884	31,060
Current portion of deferred royalty revenue	3,159	6,578

Total current liabilities	74,753	74,147

DEFERRED SUBSCRIPTION REVENUE	10,032	8,688
DEFERRED REVENUE	9,845	7,321
OTHER NON-CURRENT LIABILITIES	2,460	3,041

Total liabilities	97,090	93,197

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized: 26,109 and 24,882 shares issued in 2006 and 2005, respectively	261	249
Class B common stock, $.01 par value, 150,000 shares authorized; 26,791 and 26,873 shares outstanding in 2006 and 2005, respectively	268	269
Capital in excess of par value	257,014	242,770
Accumulated deficit	(125,811)	(81,882)

	131,732	161,406
Less Class A treasury stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	130,957	160,631

Total liabilities and shareholders’ equity	$228,047	$253,828

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

						Retained
	Class A		Class B		Capital in	Earnings	Class A
	common stock		common stock		excess of par	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	value	deficit)	Shares	Amount	Total
Balance at January 1, 2004	19,628	$196	30,059	$301	$183,437	$53,506	(59)	$(775)	$236,665

Net loss	—	—	—	—	—	(59,599)	—	—	(59,599)

Conversion of shares	786	8	(786)	(8)	—	—	—	—	—

Shares returned on net treasury basis	—	—	(150)	(2)	2	—	—	—	—

Issuance of shares in conjunction with stock options exercises	824	9	—	—	4,294	—	—	—	4,303

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	422	4	—	—	(3,244)	—	—	—	(3,240)

Non-cash equity compensation	—	—	—	—	9,499	—	—	—	9,499

Balance at December 31, 2004	21,660	217	29,123	291	193,988	(6,093)	(59)	(775)	187,628

Net loss						(75,789)	—	—	(75,789)

Conversion of shares	1,828	18	(1,828)	(18)	—	—	—	—	—

Shares returned on net treasury basis	—	—	(422)	(4)	4	—	—	—	—

Issuance of shares in conjunction with stock options exercises	585	6	—	—	7,954	—	—	—	7,960

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	809	8	—	—	(3,717)	—	—	—	(3,709)
Expense associated with common stock warrant	—	—	—	—	31,755	—	—	—	31,755

Non-cash equity compensation	—	—	—	—	12,786	—	—	—	12,786

Balance at December 31, 2005	24,882	249	26,873	269	242,770	(81,882)	(59)	(775)	160,631

Net loss	—	—	—	—	—	(16,995)	—	—	(16,995)

Shares returned on a net treasury basis	—	—	(82)	(1)	1	—	—	—	—

Issuance of shares in conjunction with stock options exercises	151	1	—	—	1,582	—	—	—	1,583

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	332	3	—	—	(794)	—	—	—	(791)
Issuance of shares in conjunction with warrant exercises	744	8	—	—	—	—	—	—	8

Common stock dividends	—	—	—	—	—	(26,934)	—	—	(26,934)

Expense associated with common stock warrant	—	—	—	—	2,261	—	—	—	2,261

Non-cash equity compensation	—	—	—	—	11,194	—	—	—	11,194

Balance at December 31, 2006	26,109	$261	26,791	$268	$257,014	$(125,811)	(59)	$(775)	$130,957

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,995)	$(75,789)	$(59,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,598	7,797	6,672
Deferred income tax expense	—	—	3,851
Non-cash equity compensation	13,811	44,580	9,499

Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	(14,938)	(24,050)	9,049
Inventories	(538)	1,319	2,256
Other current assets	509	(793)	1,135
Deferred television production costs	1,898	(6,507)	3,465
Other non-current assets	(1,946)	1,145	(2,328)
Accounts payable and accrued liabilities	5,626	1,021	(4,812)
Income taxes	572	5,867	3,979
Deferred subscription revenue	(832)	4,920	2,124
Deferred royalty revenue	(895)	10,461	3,438
Other non-current liabilities	(581)	(320)	(955)

	(11,125)	(6,937)	17,351

Net cash used in operating activities	(5,711)	(30,349)	(22,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,342)	(9,822)	(947)
Purchases of short-term investments	(189,755)	(137,876)	(40,909)
Sales of short-term investments	238,222	89,398	8,700
Acquisition of business, net of cash acquired	—	—	(6,600)

Net cash provided by (used in) investing activities	40,125	(58,300)	(39,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(26,101)	—	—
Proceeds from exercise of stock options	750	7,960	4,303
Issuance of stock, warrants and restricted stock, net of cancellations and tax liabilities	(784)	(3,709)	(3,240)

Net cash provided by (used in) financing activities	(26,135)	4,251	1,063

Net increase (decrease) in cash	8,279	(84,398)	(60,919)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,249	104,647	165,566

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,528	$20,249	$104,647

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
     Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading creator of original “how to” content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet segment comprises the website marthastewart.com, operations relating to direct-to-consumer floral business, sales of digital photo products, and the catalog, Martha Stewart: The Catalog For Living, which was discontinued in early 2005. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, and also those related to its radio operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
     The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 0021, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. As a result, revenue is recognized straight-lined over the contract term.
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
     Television advertising revenues are recognized when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and NBC distribution fees. Television licensing revenues are recorded as earned in accordance with the specific terms of each agreement.
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
      Merchandising licensing-based revenue is accrued on a monthly basis, based on the specific terms of each contract. Under certain agreements, revenue is accrued based on actual sales, while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis.
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
Intangible Assets
     Commencing January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to annual assessment for impairment by applying a fair-value based test.
     The Company reviews goodwill for impairment annually, or more frequently if events or changes in circumstances warrant. In 2006 and 2005, the Company estimated future cash flows based upon individual magazine historical results, current trends, and operating and cash flows to assess the fair value. No impairment charges were recorded in 2006 and 2005.
     The components of the intangible assets as of December 31, 2006 are set forth in the schedule below, and are reported entirely within the publishing business segment.
     The components of intangible assets are as follows:

					Accumulated
		Accumulated			Amortization
		Amortization			-Publishing
	Publishing	– Publishing	Publishing	Publishing	Subscriber
(in thousands)	Goodwill	– Goodwill	Trademarks	Subscriber Lists	Lists	Total

Balance January 1, 2005	$67,841	$(14,752)	$500	$900	$(225)	$54,264
Adjustments to goodwill	16	—	—	—	—	16
Amortization expense	—	—	—	—	(600)	(600)

Balance December 31, 2005	67,857	(14,752)	500	900	(825)	53,680
Adjustments to goodwill	—	—	—	—	—	—
Amortization expense	—	—	—	—	(75)	(75)

Balance December 31, 2006	$67,857	$(14,752)	$500	$900	$(900)	$53,605

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
     For the years ended December 31, 2006, 2005 and 2004, no impairment charge was recorded.
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in the three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 9, “Income Taxes” in the consolidated financial statements for additional information.
Inventories
     Inventories consisting of paper and product merchandise are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.
Advertising Costs
     Advertising costs, consisting primarily of direct-response advertising, are expensed in the year incurred.
Reclassification Adjustments
     Certain prior year financial information has been reclassified to conform with fiscal 2006 financial statement presentation. In accordance with Staff Accounting Bulletin Topic 14F, “Share-Based Payment”, non-cash equity compensation expense has been reclassified to production, distribution and editorial, selling and promotion, and general and administrative expense lines (the same lines as cash compensation paid to the same recipients) out of non-cash equity compensation expense.
Loss Per Share
     Basic loss per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock. For the years ended December 31, 2006, 2005, and 2004, the antidilutive options, warrants, and restricted stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 3,404,478, 5,095,000 and 4,901,000 with a weighted average exercise price of $18.45, $25.44, and $13.55, respectively.
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
     Costs incurred to develop the Company’s website are required to be capitalized and amortized over the estimated useful life of the website in accordance with EITF 00-2, “Accounting for Web Site Development Costs” and Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For the year ended 2006, we capitalized $3.0 million of costs associated with the website development, of which $0.2 million were employee compensation expenses. Amortization of these capitalized costs will occur over the useful life of the website and will commence upon the launch of the website in 2007.
     The useful lives are as follows:

Studio sets	2 – 10 years

Furniture, fixtures and equipment	3 – 5 years

Computer hardware and software	3 – 5 years

Leasehold improvements	life of lease
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

Equity Compensation
     We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. See Note 8, “Employee and Non-Employee Benefit and Compensation Plans” for a detailed discussion of share-based incentives. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors (the “Committee”) may grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”). In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. In 2004, 150,000 shares were returned under the agreements, representing shares due the Company as of December 31, 2003. In 2005, 422,000 shares were returned under the agreement representing shares due the Company as of December 31, 2004. In 2006, 82,306 shares were returned under the agreement representing shares due the Company as of December 31, 2005. No further awards will be made from this plan.
     Prior to January 1, 2006, we accounted for these plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25. Effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore prior periods have not been restated. Compensation cost recognized in the twelve-month periods ended December 31, 2006 includes the relevant portion (the amount vesting in the respective periods) of share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model.
Black-Scholes Assumptions
     The Black-Scholes option pricing model requires numerous assumptions, including, expected volatility of our stock price, expected life of the option, and expected cancellations. In the fourth quarter of 2006, the Company re-examined its volatility calculation that had previously included all historical closing prices since the Company’s initial public offering in 1999. However, we believe that the historical closing prices in 2006 more accurately represent the volatility of our stock and are generally consistent with the implied market volatility of our publicly traded options and in line with our industry peer group. Therefore, we determined our current volatility calculation using historical closing prices starting January 1, 2006. The Company plans to use this starting date on a going forward basis as well. For presentation purposes, our Black-Scholes model represents a blend of assumptions including our 2006 updated volatility for those options that are priced at year-end.
Stock Options and Warrants
     Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, and with an exercise term not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, employee stock options vest ratably on each of either the first three or four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years. The vesting of certain option awards to non-employees is generally contingent upon the satisfaction of various milestones. Severance of a participant in the Martha Stewart Living Omnimedia, Inc. Executive Severance Plan also triggers accelerated vesting of all participant equity awards. During the twelve months ended December 31, 2006, we granted 970,833 options comprised of 77,500 options granted to our Board of Directors for a new director grant as well as continuing service grants, 60,000 non-employee options pursuant to an agreement with an agency which provided the Company with marketing communications and consulting services, and a warrant to purchase up to 833,333 shares pursuant to an agreement with Mark Burnett in exchange for television consulting and advisory services. Of the 60,000 options granted for marketing communications and consulting services, 30,000 are contingent and vest upon satisfaction of performance milestones. All 833,333 shares associated with the Mark Burnett warrant are contingent and vest upon satisfaction of performance milestones. During the twelve months ended December 31, 2005, the Company granted the Chairman of the Board and Director of the Company options to purchase 400,000 shares of the Company’s Class A common stock pursuant to consulting arrangements. Of the 400,000 options granted, 200,000 options are contingent and vest upon satisfaction of performance milestones.

     See further discussion of consulting agreements in Note 8, “Employee and Non-Employee Benefit and Compensation Plans”.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before taxes and net income for the three-month period ended December 31, 2006, are $0.5 million lower than if we continued to account for stock-based compensation under APB 25. For the twelve-month period ended December 31, 2006, our loss before taxes and net loss are $2.4 million higher. This resulted in a $(0.01) decrease in our reported earnings per share for the three months ended December 31, 2006, and a $(0.05) increase in our reported loss per share for the twelve months ended December 31, 2006. Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of our condensed consolidated statements of operations. As of December 31, 2006, there was $11.6 million of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of one year.
     The intrinsic values of options exercised during the twelve months ended December 31, 2006 and 2005 were not significant. The total cash received from the exercise of stock options for the twelve months ended December 31, 2006 and 2005 was $0.8 million and $8.0 million respectively, and is classified as financing cash flows.
     No options were granted to employees during the twelve months ended December 31, 2006. The fair value of the non-employee options granted during the twelve months ended December 31, 2006, including the fair value of contingent awards where vesting restrictions lapsed in 2006, was estimated on the date of their grant, or the date vesting provisions lapsed, using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

2006
Risk-free interest rates	4.5% – 5.2%
Dividend yields	Zero
Expected volatility	35.5% – 65.7%
Expected option life	2.5 – 9.5 years
Average fair market value per option granted	$7.29 – $14.59
Note: This table represents a blend of assumptions including our 2006 updated volatility for those options that are priced at year-end.
     Changes in outstanding options under the 1997 Option Plan during the twelve-month period ending December 31, 2006 are as follows:

	Number of	Weighted average
	options	exercise price
Outstanding as of December 31, 2005	114,581	$0.60
Exercised	(54,937)	0.60

Outstanding as of December 31, 2006	59,644	$0.60

Options exercisable at December 31, 2006	59,644	$0.60
Options available for grant at December 31, 2006	Zero

     Changes in outstanding options under the 1999 Option Plan and the Non-Employee Director Plan during the twelve-month period ending December 31, 2006 are as follows:

	Number of	Weighted average
	options	exercise price
Outstanding as of December 31, 2005	1,686,208	$18.13
Granted	137,500	17.68
Exercised	(96,108)	7.54
Cancelled	(4,250)	11.34

Outstanding as of December 31, 2006	1,723,350	$18.70

Options exercisable at December 31, 2006	1,187,512	$18.24
Equity available for grant at December 31, 2006	5,532,699
     The following table summarizes information about the stock options outstanding under the Company’s option plans as of December 31, 2006:

	Weighted	Options Outstanding		Options Exercisable
	Average		Weighted		Weighted
	Remaining		Average		Average
Range of Exercise Price	Contractual	Number	Exercise	Number	Exercise
Per Share	Life in Years	Outstanding	Price	Exercisable	Price
$0.60	0.9	59,644	$0.60	59,644	$0.60
$6.78-$10.61	2.7	292,092	8.14	237,088	7.90
$14.90-$15.75	4.1	18,725	15.38	18,725	15.38
$15.90	5.1	150,000	15.90	150,000	15.90
$16.45-$18.90	6.8	670,633	18.45	429,799	18.65
$19.92-$26.25	7.6	240,100	21.04	100,100	22.00
$26.56-$33.75	6.0	351,800	27.72	251,800	27.39

$0.60-$33.75	5.7	1,782,994	$18.09	1,247,156	$17.40

     The table below presents the pro forma effect on net loss and basic and diluted loss per share for the years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model.

	2005	2004
Risk-free interest rates	3.74%	3.47%
Dividend yields	Zero	Zero
Expected volatility	68.3%	68.5%
Expected option life	3.0 years	4.7 years
Average fair market value per option granted	$12.01	$9.06

     Under SFAS 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net loss for the years ended December 31, 2005 and 2004, were as follows:

(in thousands, except per share data)	2005	2004
Net loss, as reported	$(75,789)	$(59,599)
Add back: Total stock option based employee compensation expense included in net loss	3,496	5,149
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards	(5,512)	(7,136)

Pro forma net loss	$(77,805)	$(61,586)

Loss per share:
Basic and diluted – as reported	$(1.49)	$(1.20)
Basic and diluted – pro forma	$(1.53)	$(1.24)
Restricted Stock
     Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS 123R in 2006, we reclassified the unamortized restricted stock to additional paid-in capital. Restricted stock is expensed ratably over the restriction period, ranging from three to four years. Restricted stock expense for the three months ended December 31, 2006 and 2005 was $2.4 million and $1.7 million, respectively. Restricted stock expense for the twelve months ended December 31, 2006 and 2005 was $7.7 million and $7.2 million, respectively.
     A summary of our nonvested restricted stock shares as of December 31, 2006 and changes during the twelve month period ended December 31, 2006 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value
Nonvested at December 31, 2005	708,943	$16,997
Granted	449,105	7,855
Vested (1)	(204,121)	(4,876)
Forfeitures	(83,633)	(1,924)

Nonvested at December 31, 2006	870,294	$18,052

(1)	Included in these gross shares vested during the period ended December 31, 2006, 62,798 shares of our common stock were surrendered by recipients in order to fulfill their tax withholding obligations.
     The fair value of nonvested shares is determined based on the closing stock price of our common stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the periods ended December 31, 2006 and 2005 were $7.9 million and $17.2 million respectively. As of December 31, 2006 there was $10.8 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of 1.8 years.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). This statement supersedes SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” and

APB 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after January 1, 2006. Accordingly, effective January 1, 2006, we adopted the fair-value recognition provisions of SFAS 123R. See Note 2, “Equity Compensation” for further information on the adoption of SFAS 123R.
     In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 9, “Income Taxes” for further discussion on the adoption of FIN 48.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.
3. ACCOUNTS RECEIVABLE, NET
     The components of accounts receivable at December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Advertising	$26,722	$20,208
Licensing	41,273	31,527
Other	6,085	5,952

	74,080	57,687

Less: reserve for credits and uncollectible accounts	3,761	2,306

	$70,319	$55,381

     As of December 31, 2006 and 2005, accounts receivable from Kmart were approximately $35.1 million and $28.8 million, respectively.
4. INVENTORIES
     The components of inventories at December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Paper	$4,448	$3,910

5. PROPERTY, PLANT AND EQUIPMENT, NET
     The components of property, plant and equipment at December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Studios and equipment	$4,202	$10,304
Furniture, fixtures and equipment	9,071	10,426
Computer hardware and software	22,938	18,708
Leasehold improvements	26,716	23,948

Total Property, Plant and Equipment	62,927	63,386

Less: accumulated depreciation and amortization	43,311	43,589

Net Property, Plant and Equipment	$19,616	$19,797

     Depreciation and amortization expense related to property, plant and equipment was $8.5 million, $7.2 million and $6.4 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

6. LINE OF CREDIT
     The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $5.0 million with an interest rate equal to LIBOR plus 1.0% per annum and an expiration date of June 30, 2007. In 2005, we defaulted on an affirmative loan covenant covered under our promissory note with Bank of America. The covenant was waived and subsequently modified and we are now compliant. As of December 31, 2006, the Company did not have any amounts outstanding under this agreement.
7. STOCKHOLDERS’ EQUITY
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
     In late July 2006, our Board of Directors declared a one-time special dividend of $0.50 per share for a total value of $26.9 million. During September 2006, the Company paid $26.1 million in dividends.
8. EMPLOYEE AND NON-EMPLOYEE BENEFIT AND COMPENSATION PLANS
Retirement Plans
     The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute any percentage of compensation to the plan, up to a maximum of 25% or the maximum allowable contribution by the IRS ($0.02 million in 2006, $0.01 million in 2005 and 2004), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions totaled approximately $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company does not sponsor any post-retirement and/or post-employment benefit plan.
Employee Stock Compensation Plans
     In 2002, the Company issued 185,000 shares of restricted stock to certain executives. The stock vested on the second anniversary date of the grant, August 2004. The aggregate market value of the restricted stock at the date of issuance of $1.3 million was recorded as unamortized restricted stock which is a separate component of shareholders’ equity and was amortized over the two-year vesting period, net of cancellations due to employee terminations prior to vesting. Accordingly, the Company recognized amortization of non-cash equity compensation of $0.2 million and $0.5 million in the years ended December 31, 2004 and 2003, respectively.
     In November 2003, the Company completed two stock option exchange offers with its employees.
     One offer allowed certain employees to exchange 4,300,000 stock options for 994,000 restricted stock units. The units vested 50% on the first anniversary of the grant and the remaining 50% vested on the second anniversary of the grant provided that the employee was still employed by the Company. The aggregate value of the restricted stock units of $10.8 million on the date of issuance was amortized as expense over the two year vesting period, net of cancellations due to terminations prior to vesting. Accordingly, the Company recognized amortization of non-cash equity compensation of $3.5 million, $4.4 million, and $1.0 million in the years ended December 31, 2005, 2004 and 2003, respectively.
     The second offer allowed certain employees to exchange 575,000 stock options for an aggregate cash award of $1.1 million. The award vested on June 30, 2004. The Company amortized as expense the total cash award paid over the eight-month vesting period, net of cancellations due to terminations prior to vesting. Accordingly, the Company recognized compensation expense of $0.8 million and $0.3 million in the years ended December 31, 2004 and 2003, respectively.
     In November 2004, the Company issued 200,000 shares of restricted stock to its President and Chief Executive Officer, of which 150,000 shares vest ratably on the first, second and third anniversaries of the grant date based upon continued service vesting requirements. The remaining 50,000 shares vest either on the completion of seven years of service or the maintenance of a specified market price of the Company’s stock for a specified period of time. The aggregate market value of the restricted stock at the date of issuance of $3.8 million was recorded as a reduction to capital in excess of par value which is a separate component of shareholders’ equity. In December 2004, 25,000 shares met the conditions of an accelerated vest clause and the Company recognized the remaining unamortized portion of this restricted stock grant in the fourth quarter of 2004. The remaining 25,000 shares met the conditions of another accelerated vest clause in January 2005, and the Company accordingly recognized the pro-rata portion of their related amortization expense in the year ended December 31, 2005. In the aggregate, $0.9 million and $1.1 million was recognized as non-cash equity compensation expense in the year ended December 31, 2006 and 2005, respectively, related to this restricted stock grant.

     In January 2005, the Company granted 324,370 shares of restricted stock through the Executive Level Incentive Program (“ELIPS”) to 67 employees. The shares vest 50% on the second and third anniversaries of the grant date based upon continued service vesting requirements. The market value of the restricted stock was $9.2 million on the date of the grant. This amount is being charged to non-cash equity compensation, net of the impact of cancellations, over the respective vesting period and totaled $2.1 million and $3.8 million in the years ended December 31, 2006 and 2005, respectively.
     In January 2006, the Company granted to executives 321,976 shares of restricted stock to 70 ELIPS employees. The shares vest 33% on the first and second, and 34% on the third anniversary of the grant date based upon continued service vesting requirements. The market value of the restricted stock was $5.6 million on the date of the grant. This amount is being charged to non-cash equity compensation, net of the impact of cancellations, over the respective vesting period and totaled $1.8 million in the year ended December 31, 2006.
Non-Employee Equity Compensation Plans
     In consideration of the execution of a consulting agreement under which Mark Burnett has agreed to act as an advisor and consultant to the Company with respect to various television matters, in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant would vest and become exercisable in three tranches, subject to the achievement of various milestones achieved with respect to certain television programs. The first two tranches representing a total of 1,666,666 shares vested in 2005 and were exercised in 2006. However, under the terms of this warrant, the third tranche (i.e., 833,333 shares) did not vest. No shares remain eligible for issuance under this warrant.
     On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. In 2007, the portion of the warrant related to the clearance of season three of the syndicated show vested and was subsequently exercised. The remaining half of the warrant may vest and become exercisable subject to the achievement of various milestones relating to the production of The Martha Stewart Show. This warrant will also expire on March 17, 2012. For the three- and twelve-month periods ended December 31, 2006, the Company recognized approximately $2.0 million and $2.3 million, respectively, in non-cash equity compensation related to this warrant. The non-cash equity compensation expense related to the warrants was valued using the following assumptions: risk-free interest rate – 5.16%; dividend yield – zero; expected volatility – 35.5%; contractual life – 5.21 years; average fair market value per option granted – $13.16.
     Both of Mr. Burnett’s warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrants issued to Mr. Burnett are not covered by the Company’s existing equity plans. In addition to the new warrant, the Company also entered into a registration rights agreement with Mr. Burnett. Mr. Burnett has exercised his right to obligate the Company to effect a shelf registration under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issuable upon the exercise of either warrant. The Company registered the shares covered under the warrant agreement, in addition to certain other shares, pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission.
     In March 2006, the Company entered into an agreement with an agency which will provide the Company with marketing communications and consulting services. In September 2006, the Company entered into a new agreement with this agency which superseded in its entirety the March agreement. Pursuant to the new agreement, the Company has granted the agency an option to purchase 60,000 shares of the Company’s Class A Common Stock under the Company’s 1999 Option Plan with an exercise price equal to $18.31 per share, which was the closing price on the date of the agreement. 30,000 of the shares subject to the option vested immediately. The remaining 30,000 shares subject to the option were to vest on December 31, 2006, contingent upon the Company receiving certain specified deliverables from the agency. As of December 31, 2006, the Company determined that the vesting provisions had not yet been satisfied. During the three- and twelve-month periods ended December 31, 2006, the Company recorded non-cash equity compensation expense of $0.3 million related to the shares which vested upon contract execution. The vested shares were valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate – 5.07%; dividend yield – zero; expected volatility – 64%; contractual life – 5.0 years; average fair market value per option granted – $10.58.
     In January 2005, The Company entered into a consulting agreement with Charles Koppelman who was then the Vice Chairman and Director of the Company. In October 2005, the Company entered into a two-year consulting agreement with CAK Entertainment, Inc., an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Each of these agreements contains non-cash equity compensation terms which are further discussed in Note 10, Related Party Transactions.
Executive Bonus Plan
     During 2003, the Company adopted the 2003 Key Executive Bonus Plan. Under the plan, the Company made periodic cash payments to certain executives who remain employed by the Company. The plan expired on December 31, 2004 and the remaining payments under the plan were paid shortly thereafter. The Company recognized the expected total expense of the plan ratably over the term of the plan.
     The amount recognized as expense for the years ended December 31, 2004 and 2003 were $3.1 million and $0.5 million, respectively.
Other
     In the fourth quarter of 2004, the Company incurred a non-cash equity compensation charge of $3.9 million resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our previous Chief Executive Officer.
9. INCOME TAXES
     The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $62.1 million for 2006. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.
     The (provision) benefit for income taxes consists of the following for the years ended December 31, 2006, 2005, and 2004:

(in thousands)	2006	2005	2004
Current Income Tax (Expense)/Benefit
Federal	$(399)	$(20)	$1,755
State and local	(77)	(96)	1,401
Foreign	(362)	(291)	(173)

Total current income tax (expense)/benefit	(838)	(407)	2,983

Deferred Income Tax Expense
Federal	—	—	(3,754)
State and local	—	—	(97)

Total deferred income tax expense	—	—	(3,851)

Income tax provision from continuing operations	$(838)	$(407)	$(868)

     A reconciliation from the federal income tax (provision)/benefit from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2006, 2005, and 2004 is as follows:

(in thousands)	2006	2005	2004
Computed tax at the federal statutory rate of 35%	$5,655	$26,384	$20,556
State income taxes, net of federal benefit	(50)	(62)	848
Non-deductible compensation	(5,486)	(994)	(1,608)
Non-deductible expense	(226)	(164)	(163)
Non-deductible litigation settlement	(5,981)	—	—
Non-taxable foreign income	225	232	152
Non-taxable interest income	6	10	253
Valuation allowance	4,816	(26,104)	(28,286)
Benefit of net operating loss (“NOL”) and tax credits carried back or forward	240	—	7,090
Other	(37)	291	290

Provision for income taxes	$(838)	$(407)	$(868)

Effective tax rate	5.2%	0.5%	1.5%

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Deferred Tax Assets
Provision for doubtful accounts	$1,020	$990
Accrued rent	1,465	1,667
Reserve for newsstand returns	1,319	1,182
Accrued compensation	6,594	15,948
Deferred royalty revenue	4,015	2,947
NOL/credit carryforwards	46,211	45,276
Depreciation and amortization	1,034	3,200
Other	648	468

Total deferred tax assets	62,306	71,678

Deferred Tax Liabilities
Prepaid expenses	(165)	(102)

Total deferred tax liabilities	(165)	(102)

Valuation allowance	(62,141)	(71,576)

Net Deferred Tax Asset	$—	$—

     At December 31, 2006, the Company had aggregate net operating loss carryforwards of $92.3 million (before-tax) or $44.8 million (after-tax), which will be available to reduce future taxable income through 2025, with the majority expiring in years 2024 and 2025. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company’s valuation allowance will be adjusted accordingly. The Company has a federal tax credit carryforward of $1.4 million which begins to expire in 2014. The Company is currently the subject of various ongoing federal, state and local audits. The Company has filed a protest in response to an IRS assessment of the 2000 tax year. Upon audit, $2.2 million of deductions for location rental expenditures was disallowed. The Company has been granted an appeal. MSO believes the $2.2 million was an ordinary and necessary business expense, deductible pursuant to I.R.C. §162. As part of the 2001 through 2003 tax year audits, the IRS has identified similar concerns regarding the location rental expenditure deductions taken by the Company. The Company believes the deductions taken were ordinary and necessary business expense, deductible pursuant to I.R.C. §162. Additionally, the Company has sufficient NOLs to offset any potential settlement related to the location fee deduction taken in 2002, and the amount of the deduction in 2001 and 2003 was $2.0 million and $2.5 million, respectively. Although the outcome of each of the audits cannot be predicted with certainty, or in certain cases an estimate cannot reasonably be made as of December 31, 2006, the Company has made accounting estimates as required under U.S. GAAP. Accordingly, the Company recorded an accrual of $0.8 million for income tax liabilities related to ongoing federal, state, and local audits. The Company’s balance sheet reflects a receivable in the amount of $0.5 million, which represents refundable federal and state income taxes.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations. The cumulative effect of the implementation of FIN 48 will be approximately a $0.8 million increase in the liability for unrecognized tax benefits, which will be accounted for as an increase in the January 1, 2007 balance of accumulated deficit.
10. RELATED PARTY TRANSACTIONS
     In 2004, Martha Stewart submitted a claim, pursuant to the Corporation’s By-Laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Company’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Company and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005, the independent expert determined that Ms. Stewart is entitled to indemnification. Accordingly, the Company reimbursed Ms. Stewart $2.8 million for this claim. The Company was reimbursed a substantial portion of these expenses under its Directors & Officers insurance policy.
     The Company has entered into a location rental agreement with Martha Stewart, whereby the Company uses various properties owned by Martha Stewart. Under a location rental agreement dated September 2004, the Company pays Ms. Stewart $0.5 million annually for use of her properties, which increased to $0.8 million in years in which the Company is producing any original network, cable or syndicated television program for which Martha Stewart serves as on-air talent. Under a location rental agreement that terminated in June 2004, the Company paid Ms. Stewart $2.5 million annually for use of her properties. The fees for use of these properties under the location rental agreements amounted to $0.8 million, $0.6 million and $1.4 million in 2006, 2005 and 2004, respectively.
     During 2005, the Company paid $0.2 million to a company owned by Martha Stewart, principally for reimbursement of expenses incurred on the Company’s behalf in connection with business meetings and entertainment. During 2005, the Company also paid $0.2 million for reimbursement of a portion of the cost of a computer network and telecommunications system, as well as $0.1 million for security gates, all at her primary residence. In 2006 and 2004, a company owned by Martha Stewart reimbursed the Company $0.4 million and $0.3 million, respectively, for certain services provided by Company personnel.
     In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole-life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by Ms. Stewart out of the policies’ existing surrender value at the time of repayment. In 2002, the arrangement was amended such that the Company would not be obligated to make further premium payments unless legislation permits such payments. As of December 31, 2006, the aggregate amount paid by the Company under this arrangement is $2.2 million.
     In January 2005, the Company entered into a new consulting agreement with Charles Koppelman who was then Vice Chairman and a Director of the Company. Pursuant to the terms of the agreement, Mr. Koppelman was paid a fee of $0.5 million per annum, payable monthly, and was issued 50,000 shares of restricted stock under our 1999 Option Plan, which would vest upon the Company entering into a merchandising licensing agreement. The vesting provisions of the restricted stock were met in May 2005 at which point the shares had an aggregate value of $1.3 million. Because the shares were issued as a result of the execution of a licensing agreement, the value of the shares is amortized over the four-year term of the agreement, which began in November 2005. Non-cash compensation expense recognized in connection with these shares was $0.08 million and $0.3 million for the three- and twelve-month periods ended December 31, 2006, respectively.

In addition, Mr. Koppelman received 200,000 options under our 1999 Option Plan to purchase shares of the Company’s Class A common stock with an exercise price equal to the stock’s fair market value on the date of grant. The options vest 50% on the first and second anniversary and have a 10-year term. The options had an aggregate value of $3.3 million on the date of issuance, based upon the Black-Scholes option pricing model. The expense associated with these options is recognized over the two-year vesting period based upon their fair value at the end of each period. For the three- and twelve-month periods ended December 31, 2006, the Company recognized $0.2 million and $1.0 million, respectively, in non-cash equity compensation expense related to these options. The options were valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate – 5.04%; dividend yield – zero; expected volatility – 35.5%; contractual life – 8.1 years; average fair market value per option granted – $9.38.
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
     In consideration for Mr. Koppelman’s services, the Company agreed to pay CAK Entertainment $0.7 million per annum, payable in equal monthly installments. This annual amount supersedes the annual compensation payable to Mr. Koppelman pursuant to the January 2005 consulting agreement between the Company and Mr. Koppelman. In addition, the Company agreed to grant Mr. Koppelman (i) options to purchase 200,000 shares of the Company’s Class A common stock under our 1999 Option Plan, with an exercise price equal to the stock’s fair market value on date of grant, and (ii) 75,000 shares of restricted stock, also under our 1999 Option Plan. Mr. Koppelman also will be eligible to receive a performance fee of up to $3.0 million conditioned upon the achievement of certain performance milestones. The options, shares of restricted stock and earn-out of the performance fee are all subject to performance-based vesting conditions. Upon execution of this agreement, vesting conditions related to the issuance of 25% of the restricted stock, options, and the performance fee were met. Accordingly, the risk of forfeiture lapsed with respect to 18,750 restricted shares, which had an aggregate value of $0.3 million on the date of vesting. Mr. Koppelman vested in 50,000 options which had an aggregate value of $0.7 million on the date of vesting, based upon the Black-Scholes option pricing model, and Mr. Koppelman received $0.6 million of his performance fee. In April 2006, the Compensation Committee determined a further vesting condition relating to the issuance of 5% of the restricted stock, options and the performance fee had been met. Accordingly, the risk of forfeiture lapsed with respect to 3,750 shares, which had an aggregate value of $0.1 million on the date of vesting. Mr. Koppelman vested in 10,000 options which had an aggregate value of $0.1 million on the date of vesting, based upon the Black-Scholes option pricing model and Mr. Koppelman received $0.1 million of his performance fee. Because the shares and options were issued as a result of the execution of a merchandising agreement, the value of the shares and options will be amortized over the remaining five year term of the agreement; the amortization is expected to begin during the second quarter of 2007. Accordingly, the Company has not begun to recognize non-cash compensation expense related to this merchandising agreement. As of December 31, 2006, additional vesting conditions relating to the issuance of 1% of the restricted stock, options and the performance fee were met. Accordingly, the risk of forfeiture lapsed with respect to 938 shares, which had an aggregate value of $0.02 million on the date of vesting. Mr. Koppelman vested in 2,500 options which had an aggregate value of $0.02 million on the date of vesting, based upon the Black- Scholes option pricing model and Mr. Koppelman received $0.03 million of his performance fee. As of December 31, 2006, Mr. Koppelman is 31% vested in his consulting agreement.
     For the three- and twelve-months ended December 31, 2006, the Company recognized $0.2 million and $0.7 million, respectively, as a consulting expense under this consulting agreement.
     As part of his services as Chairman of the Board, Mr. Koppelman receives an annual retainer of $0.1 million. In addition, Mr. Koppelman was granted 25,000 shares of the Company’s Class A Common Stock for continuing to serve as Chairman of the Board.

     The Company employed Martha Stewart’s sister-in-law in the years ended December 31, 2006, 2005, and 2004 for aggregate compensation of $0.2 million in each year. The Company employed Martha Stewart’s brother-in-law in the years ended December 31, 2006, 2005, and 2004 for aggregate compensation of $0.1 million in each year. The Company employed Martha Stewart’s daughter in the years ended December 31, 2006 and 2005 for aggregate compensation of $0.2 million and $0.1 million, respectively. The Company paid Martha Stewart’s sister a consulting fee of $0.1 million for editorial services in the year ended December 31, 2005. The Company employed Martha Stewart’s sister in the year ended December 31, 2004 for aggregate compensation of $0.1 million.
     The Company employed the daughter of Charles Koppelman, Chairman of the Board of the Company, during the years ended December 31, 2006 and 2005 for aggregate compensation of $0.1million in each year.
     During 2006, the Company paid $0.2 million to a design firm for professional services. The husband of Gael Towey, an executive officer of the Company, is a partner in the firm.
     In 2005, the Company made a financial commitment of $0.1 million to the VCU Adcenter with which Rick Boyko, a Company Director, is affiliated. The VCU Adcenter is part of the non-profit Virginia Commonwealth University.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases
     The Company leases office facilities, filming locations, and equipment for terms extending through 2016 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $12.7 million, $11.2 million, and $10.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     The following is a schedule of future minimum payments under operating leases at December 31, 2006, including amounts related to the discontinued operations of the Wedding List business (see Note 13):

Operating
(in thousands)	Leases
2007	$10,011
2008	8,278
2009	8,411
2010	2,416
2011	1,674
Thereafter	2,758

Total minimum lease payments	$33,548

Legal Matters
     As previously reported, beginning in August 2002, a number of complaints asserting claims under the federal securities laws against the Company were filed in the U.S. District Court for the Southern District of New York. On February 3, 2003, those actions were consolidated under the caption In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES) (the “Class Action”). The Class Action also names Martha Stewart and seven of the Company’s other present or former officers (Gregory R. Blatt, Sharon L. Patrick, and five other Company officers) as defendants. The claims in the Class Action relate to Ms. Stewart’s sale of 3,928 shares of ImClone Systems stock on December 27, 2001. The plaintiffs allege that the Company, Ms. Stewart, and the other defendants violated Sections 10(b) (and related rules), 20(a) and 20A of the Securities Exchange Act of 1934 by omitting material information and making materially false and misleading statements about Ms. Stewart’s sale. The plaintiffs allege that, as a result of these false and misleading statements, the market price of the Company’s stock was inflated during the period from January 8, 2002 to October 2, 2002 and dropped after the alleged falsity of the statements became public. The Class Action seeks certification as a class action, damages, attorneys’ fees and costs, and further relief as determined by the court.
     In December 2006, the parties entered into a Memorandum of Understanding, and in February 2007 the parties entered into, and the court preliminarily approved, a Stipulation and Agreement of Settlement (the “Settlement Agreement”). The Settlement Agreement provides that the Class Action will be settled for $30 million (inclusive of plaintiffs’ attorneys’ fees and costs), plus interest (the “Settlement Amount”); the Settlement Agreement provides that the Company will pay $25 million plus interest charges, and that Ms. Stewart will pay $5 million. In connection with the settlement, the Company has received approximately $10 million from its insurance carriers. The Settlement Agreement is subject to final Court approval. The Company anticipates that the court will conduct the settlement fairness hearing in the first half of 2007.

Other
     The Company has outstanding letters of credit for $2.1 million as security for certain leases as of December 31, 2006.
12. BUSINESS ACQUISITIONS
     In August 2004, the Company acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter, which are publications featuring “natural living” content. The primary purpose of the acquisition was to enter a new market and to launch “natural living” as a new lifestyle category and brand for the Company. Consistent with SFAS 141, “Business Combinations,” the acquisitions were accounted for under purchase accounting.
     In connection with the acquisition of the net assets of Body + Soul magazine, the Company recorded tangible assets of $0.6 million, an intangible trademark asset of $0.3 million, and assumed liabilities of $2.7 million based on the receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $6.6 million was recognized as the excess of the purchase price over the fair market value of assets acquired.
     In connection with the acquisition of Dr. Andrew Weil’s Self Healing newsletter net assets, the Company recorded tangible assets of $0.4 million, an intangible subscriber list asset of $0.9 million, an intangible trademark asset of $0.2 million and liabilities assumed of $1.9 million based on the receipt of an asset appraisal performed by an external valuation services firm. Goodwill of $2.2 million was recognized as the excess of the purchase price over the fair market value of assets acquired.
     The 2004 results of operations for each acquisition reflect operating results from the date of acquisition through December 31, 2004. The subscriber list intangible asset is subject to an eighteen-month amortization period. For the years ended December 31, 2006 and 2005, $0.08 million and $0.6 million, respectively, were charged to amortization expense.
13. DISCONTINUED OPERATIONS
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

(in thousands)	2006	2005	2004
Net loss from discontinued operations	$(745)	$(494)	$(526)

     In the third quarter of 2006, the Company signed a sublease. As a result, there will be no further loss reported from discontinued operations. The additional reserve taken in the second quarter of 2006 is sufficient to cover any future charges.
     The summarized balance sheet of the discontinued operations as of December 31, 2006 and 2005 were as follows:

(in thousands)	2006	2005
Total assets	$—	$—
Accounts payable and accrued expenses	(1,140)	(1,024)

Net liabilities of discontinued operations	$(1,140)	$(1,024)

14. OTHER INFORMATION
     The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.
     The Company’s revenues from foreign sources were $15.6 million, $9.3 million and $7.1 million in 2006, 2005 and 2004, respectively.
     During the year ended 2006, 2005, and 2004, the Company’s revenues from Kmart Corporation – which predominately is included in the Merchandising segment – were approximately 21%, 26%, and 26% respectively of the total Company’s revenues.
     Advertising expense, including subscription acquisition costs, was $21.5 million, $22.0 million, and $25.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization which is shown separately within “Operating Costs and Expenses.”
     Interest paid in 2006 was $0.4 million related to the legal settlement. Interest paid in 2005 was $0.02 million. No interest was paid during 2004.
     Income taxes paid were $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2006, 2005, and 2004 respectively.
15. INDUSTRY SEGMENTS
     The Company’s industry segments are discussed in Note 1. The accounting policies for our segments are the same as those described in Note 2. Segment information for the years ended December 31, 2006, 2005, and 2004 was as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated
2006
Revenues	$156,559	$69,504	$15,775	$46,503	$—	$288,341
Non-cash equity compensation	2,715	967	208	3,006	6,915	13,811
Depreciation and amortization	600	1,021	117	3,026	3,834	8,598
Operating income (loss)	6,026	46,529	(531)	(1,616)	(53,241)	(2,833)
Total assets	82,824	37,734	8,001	17,106	82,382	228,047
Capital expenditures	770	70	3,054	439	4,009	8,342

2005
Revenues	$125,765	$58,819	$11,258	$16,591	$—	$212,433
Non-cash equity compensation	2,154	569	38	17,562	24,257	44,580
Depreciation and amortization	987	845	951	1,321	3,693	7,797
Operating income (loss)	(15,335)	38,709	(3,537)	(27,201)	(70,947)	(78,311)
Total assets	74,968	29,267	3,819	21,222	124,552	253,828
Capital expenditures	242	125	191	6,610	2,654	9,822

2004
Revenues	$95,960	$53,386	$27,512	$10,580	$—	$187,438
Non-cash equity compensation	143	(72)	—	—	9,428	9,499
Depreciation and amortization	472	760	987	230	4,223	6,672
Operating income (loss)	(24,615)	36,427	(8,861)	(8,708)	(54,247)	(60,004)
Total assets	66,914	24,014	5,037	605	168,108	264,678
Capital expenditures	75	177	132	37	526	947

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$62,083	$68,169	$61,050	$97,039	$288,341
Operating income/(loss)	(7,691)	(1,790)	(7,927)	14,575	(2,833)
Income/(loss) from continuing operations	(6,712)	(662)	(25,090)	16,214	(16,250)
Loss from discontinued operations	(123)	(499)	(123)	—	(745)

Net income/(loss)	$(6,835)	$(1,161)	$(25,213)	$16,214	$(16,995)

Earnings per share — basic and diluted
Income/(loss) from continuing operations	$(0.13)	$(0.01)	$(0.49)	$0.31	$(0.32)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)

Net income/(loss)	$(0.13)	$(0.02)	$(0.49)	$0.31	$(0.33)

Weighted average common shares outstanding
Basic	51,207	51,176	51,220	51,641	51,312
Diluted	51,207	51,176	51,220	52,560	51,312

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$39,545	$46,926	$41,324	$84,637	$212,433
Operating income/(loss)	(19,782)	(34,210)	(26,854)	2,535	(78,311)
Income/(loss) from continuing operations	(19,036)	(33,379)	(25,946)	3,066	(75,295)
Loss from discontinued operations	(132)	(120)	(122)	(120)	(494)

Net income/(loss)	$(19,168)	$(33,499)	$(26,068)	$2,946	$(75,789)

Earnings per share — basic and diluted
Income/(loss) from continuing operations	$(0.37)	$(0.65)	$(0.51)	$0.06	$(1.48)
Loss from discontinued operations	—	—	—	—	(0.01)

Net income/(loss)	$(0.38)	$(0.65)	$(0.51)	$0.06	$(1.49)

Weighted average common shares outstanding
Basic	50,863	51,166	50,849	51,112	50,991
Diluted	50,863	51,166	50,849	52,154	50,991
Fourth Quarter Items:
     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
     In the fourth quarter of 2006, the Company recorded royalty income of $2.8 million related to the successful termination of a home video distribution agreement within the Broadcasting segment.
     In the fourth quarter of 2005, the Company recorded a non-cash equity compensation charge of $4.1 resulting from the vesting of shares covered by a warrant granted in connection with the participation in a network television series within Corporate expenses.

MARTHA STEWART LIVING OMNIMEDIA, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance,	Charged to
	Beginning of	Costs and		Balance,
Description	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts:
Year ended December 31,
2006	$1,221	$316	$330	$1,207
2005	944	376	99	1,221
2004	1,126	383	565	944

Reserve for audience underdelivery:
Year ended December 31,
2006	$1,085	$2,951	$1,482	$2,554
2005	326	1,135	376	1,085
2004	529	(93)	110	326

Reserve for obsolete and excess inventory:
Year ended December 31, 2006	$—	$—	$—	$—
2005	286	—	286	—
2004	1,926	(1,640)	—	286

Reserve for product returns:
Year ended December 31,
2006	$—	$—	$—	$—
2005	253	—	253	—
2004	256	2,334	2,337	253

Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2006	$71,576	$—	$9,435	$62,141
2005	31,953	45,714	6,091	71,576
2004	—	31,953	—	31,953