Form 10-Q
period 2007-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2007-05-08
CIK 1091801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(check one):
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of May 7, 2007
Class A, $0.01 par value	26,623,093
Class B, $0.01 par value	26,722,032

Total	53,345,125

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,404	$28,528
Short-term investments	39,863	35,321
Accounts receivable, net	42,893	70,319
Inventories, net	5,872	4,448
Deferred television production costs	6,211	4,609
Income taxes receivable	482	482
Other current assets	2,340	3,857

Total current assets	145,065	147,564

PROPERTY, PLANT AND EQUIPMENT, net	18,730	19,616

INTANGIBLE ASSETS, net	53,605	53,605

OTHER NONCURRENT ASSETS	7,123	7,262

Total assets	$224,523	$228,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,457	$28,053
Accrued payroll and related costs	9,433	13,646
Income taxes payable	1,832	1,011
Current portion of deferred subscription revenue	29,653	28,884
Current portion of deferred revenue	4,463	3,159

Total current liabilities	72,838	74,753

DEFERRED SUBSCRIPTION REVENUE	9,264	10,032
DEFERRED REVENUE	13,405	9,845
OTHER NONCURRENT LIABILITIES	2,381	2,460

Total liabilities	97,888	97,090

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 26,558 and 26,109 shares outstanding in 2007 and 2006, respectively	266	261
Class B common stock, $.01 par value, 150,000 shares authorized; 26,791 outstanding in 2007 and 2006	268	268
Capital in excess of par value	265,396	257,014
Accumulated deficit	(138,520)	(125,811)

	127,410	131,732
Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	126,635	130,957

Total liabilities and shareholders’ equity	$224,523	$228,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)
Three Months Ended March 31,

	2007	2006
REVENUES

Publishing	$40,619	$36,287
Merchandising	13,600	11,528
Internet	3,530	2,948
Broadcasting	8,956	11,320

Total revenues	66,705	62,083

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	39,728	32,750
Selling and promotion	20,230	16,994
General and administrative	17,320	17,823
Depreciation and amortization	1,978	2,207

Total operating costs and expenses	79,256	69,774

OPERATING LOSS	(12,551)	(7,691)
Interest income, net	771	1,046

LOSS BEFORE INCOME TAXES	(11,780)	(6,645)

Income tax provision	(89)	(67)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(11,869)	(6,712)

Loss from discontinued operations	–	(123)

NET LOSS	$(11,869)	$(6,835)

LOSS PER SHARE- BASIC AND DILUTED

Loss from continuing operations	$(0.23)	$(0.13)

Loss from discontinued operations	–	–

Net loss	$(0.23)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	52,349	51,207
The accompanying notes are an integral part of these condensed consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2007
(unaudited, in thousands)

	Class A		Class B				Class A
	common stock		common stock				Treasury Stock
					Capital in
					excess of par	Accumulated
	Shares	Amount	Shares	Amount	value	Deficit	Shares	Amount	Total
Balance at January 1, 2007	26,109	$261	26,791	$268	$257,014	$(125,811)	(59)	$(775)	$130,957
Net loss	—	—	—	—	—	(11,869)	—	—	(11,869)
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(840)	—	—	(840)
Issuance of shares in conjunction with stock options exercises	35	—	—	—	132	—	—	—	132
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	260	3	—	—	(50)	—	—	—	(47)
Issuance of shares in conjunction with warrant exercise	154	2	—	—	—	—	—	—	2
Equity charge associated with common stock warrant	—	—	—	—	6,015	—	—	—	6,015
Non-cash equity compensation	—	—	—	—	2,285	—	—	—	2,285

Balance at March 31, 2007	26,558	$266	26,791	$268	$265,396	$(138,520)	(59)	$(775)	$126,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,869)	$(6,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,978	2,207
Non-cash equity compensation	8,131	2,974
Changes in operating assets and liabilities	26,183	19,086

Net cash provided by operating activities	24,423	17,432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,092)	(701)
Purchases of short-term investments	(37,693)	(41,382)
Sales of short-term investments	33,151	46,426

Net cash provided by (used in) investing activities	(5,634)	4,343

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	132	206
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(45)	(60)

Net cash provided by financing activities	87	146

Net increase in cash	18,876	21,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,528	20,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,404	$42,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Accounting policies
a. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to its fiscal year ended December 31, 2006.
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
c. Recent Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, effective January 1, 2007, we adopted the minimum threshold recognition provisions of FIN 48. See Note 1(e) for further information on the adoption of FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 will be effective for us beginning January 1, 2008. The Company is currently assessing whether adoption of SFAS 159 will have an impact on our financial statements but does not believe the adoption of SFAS 159 will have a material impact on its financial position, cash flows, or results of operations.
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
e. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $4.3 million to its deferred tax asset (“DTA”) and valuation allowance in the first three months of 2007, resulting in a cumulative balance for both its DTA and valuation allowance, of $66.5 million as of March 31, 2007. The DTA balance as of March 31, 2007, primarily consists of the Federal net operating loss (“NOL”), and also includes amounts for state NOLs, accrued compensation, and other DTAs which are not included in the Federal NOL. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the DTA could be realized. On a gross basis (before valuation allowances), the Company had Federal NOL carry forwards totaling $92.3 million as of December 31, 2006, which can be applied to future taxable income. Such loss carry forwards have remaining lives ranging from 4 to 20 years.
     As of January 1, 2007, the Company adopted the provisions of FIN 48, which establishes guidance on the accounting for uncertain tax positions. FIN 48 provides for a recognition threshold and measurement attribute as part of a two-step tax position evaluation process prescribed in FIN 48. The cumulative effect of $0.8 million for adopting FIN 48 is recorded in retained earnings as an adjustment to accumulated deficit in the opening balance as of January 1, 2007. This adjustment primarily relates to a protest filed in response to an Internal Revenue Service (“IRS”) assessment of the 2000 tax year and the effect in subsequent years. The appeal is anticipated to be completed by the end of 2007. Upon audit, $2.2 million of deductions for location rental expenditures was disallowed. The Company has been granted an appeal. The Company believes the $2.2 million was an ordinary and necessary business expense deductible pursuant to Internal Revenue Code (“I.R.C.”) §162. As part of the 2001 through 2003 tax year audits, the IRS has identified similar concerns regarding the location rental expenditure deductions taken by the Company. The Company believes the deductions taken were ordinary and necessary business expenses, deductible pursuant to I.R.C. §162. The Company has reserved for the portion of the potential settlement in years 2001 – 2003 that is not offset by NOLs.
     As of the date of adoption, the Company has a FIN 48 liability balance of $1.9 million. Of this amount, $1.5 million represents unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate and $0.4 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of March 31, 2007, the Company recorded $0.4 million of accrued interest and penalties in the statement of financial position. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2000 and state examinations for the years before 2003. The Company reasonably anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $1.0 million.
f. Equity Compensation
     We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors (the “Committee”) may grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”). In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she will periodically return to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. No further awards will be made from this plan.
     Effective January 1, 2006, non-cash compensation expense is measured under SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) and SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method, and includes non-cash compensation relating to grants issued prior to fiscal 2006.
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
     On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During the first quarter of 2007, the portion of the warrant related to the clearance of season three of the syndicated show vested and was subsequently exercised. Mr. Burnett exercised this portion of the warrant on a cashless basis, pursuant to which he acquired 154,112 shares and forfeited 262,555 shares based on the closing price of our Class A Common Stock of $19.98 the day prior to exercise. The remaining half of this warrant may vest and become exercisable subject to the achievement of various milestones relating to the production of The Martha Stewart Show. This warrant will expire on March 17, 2012. For the three month period ended March 31, 2007, the Company recognized approximately $5.7 million in non-cash equity compensation related to this warrant. The non-cash equity compensation expense related to the warrant was valued using the following average assumptions: risk-free interest rate – 5.06%; dividend yield – zero; expected volatility – 35.2%; contractual life – 5.05 years; average fair market value per option granted – $10.93.
     Both of Mr. Burnett’s warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrants issued to Mr. Burnett are not covered by the Company’s existing equity plans. In addition to the new warrant, the Company also entered into a registration rights agreement with Mr. Burnett. Mr. Burnett has exercised his right to obligate the Company to effect a shelf registration under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issuable upon the exercise of either warrant. The Company registered the shares covered under the warrant agreement, in addition to certain other shares, pursuant to a registration statement on Form S-3 filed with the SEC.
g. Reclassifications
     Certain prior year financial information has been reclassified to conform to fiscal 2007 financial statement presentation.
h. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization which is shown separately within “Operating Costs and Expenses.”
2. Inventories
     Inventory is comprised of paper stock. The inventory balance at March 31, 2007 and December 31, 2006 was $5,872 and $4,448 respectively.

3. Loss per share
     Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that would occur from the exercise of stock options and warrants and the vesting of restricted stock.
     As of March 31, 2007 and 2006, antidilutive options, warrants, and restricted stock that are excluded from the computation of diluted earnings per share because the effect would have been antidilutive were 2,735,467 and 5,274,000 respectively.
4. Industry segments
     The Company is a leading creator of original how-to content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Internet segment consists of the advertising-supported website marthastewart.com, operations relating to direct-to-consumer floral business and sales of digital photo products. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, as well as the Company’s radio operations.
5. Related Party Transactions
     The Company currently has a consulting agreement with CAK Entertainment, Inc. an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and a Director of the Company at the time of the agreement and thereafter. This agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director. During the first quarter of 2007, additional vesting conditions relating to the issuance of approximately 4% of the restricted stock, options and the performance fee were met. Accordingly, the risk of forfeiture lapsed with respect to 2,795 shares, which had an aggregate value of $0.05 million on the date of vesting. Mr. Koppelman vested with respect to that portion of the option representing 7,455 shares which had an aggregate value of $0.06 million on the date of vesting, based upon the Black- Scholes option pricing model. In addition, Mr. Koppelman received $0.1 million of his performance fee. As of March 31, 2007, Mr. Koppelman is 35% vested in the potential bonus compensation of his consulting agreement. The current agreement with CAK Entertainment, the details of the agreements, and other related party transactions are included in the Company’s Annual Report on Form 10-K filed with the SEC Commission with respect to its fiscal year ended December 31, 2006.
6. Discontinued Operations
     In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet business segment. In the second quarter of 2006, a review of the accrual of future lease commitments, net of anticipated sublease rental income, resulted in a charge of $0.4 million. The anticipated sublease income was determined by estimating future cash flows based upon current market conditions. In the third quarter of 2006, the Company signed a sublease. Based on the sublease agreement, as well as the additional reserve taken in the second quarter of 2006, we do not anticipate any further losses from discontinued operations. The loss from operations, which is generated primarily from facility related expenses, was as follows:

	Three Months Ended
	March 31,
	(unaudited, in thousands)
	2007	2006
Loss from operations	—	$(123)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     In this report, the terms “we,” “us,” “our” and “Company” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
     We believe that our first quarter results demonstrate the continuing growth and diversification of the Company. In the quarter, we continued to increase our advertising pages and rates in our magazines; we re-launched our website, marthastewart.com; we entered into a long-term endorsement relationship with SVP Worldwide, the largest sewing machine company in the world; and we began shipping our new crafts line. Additionally, in May 2007, we announced an agreement to sell a co-branded food line with Costco to focus on high-quality, high-volume fresh, frozen and refrigerated foods. Throughout 2007, we will continue to re-invest a portion of our earnings to accelerate the development of Blueprint magazine, support our new website to take further advantage of the growth in online media, and support the roll-out of our new merchandising initiatives.
Recent Publishing Developments. In the first quarter of 2007, we continued to benefit from an increase in advertising pages and rates across our magazines and based on current trends, we expect to see continued year-over-year growth in this regard. As part of our long-term efforts to grow and diversify our publishing segment, we will continue to invest in the development of Blueprint magazine. In 2007, we currently expect to make a net investment of $8.0 million in this publication.
Recent Merchandising Developments. In April 2007, we announced a multiyear endorsement deal with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines. Under the agreement, the Company will promote Singer, Husqvarna Viking and Pfaff sewing machines and accessories. Additionally, we will air demonstrations of the sewing products on The Martha Stewart Show periodically through the current and upcoming seasons. Revenue related to these integrations will be reported in the Broadcasting segment as the segments air, while revenue related to the endorsement was recorded in the Merchandising segment in the first quarter, when the deliverables were provided. Any future royalty revenue earned in connection with sales of the endorsed products will be recorded in the Merchandising segment.
     In May 2007, we announced an agreement to sell a co-branded food line with Costco to focus on high-quality, high-volume fresh, frozen and refrigerated foods.
     In the coming months, the new Merchandising initiatives we announced in 2006 will begin to roll-out in stores across the country. In March 2007, we unveiled our Martha Stewart Colors paint program with Lowe’s. In May 2007, we launched our Martha Stewart Crafts line at more than 900 Michaels arts and crafts stores, which partially contributed to first quarter revenue due to early shipments. Our Martha Stewart Collection of home products at Macy’s and on macys.com is expected to make its debut in late summer.
Recent Internet Developments. In March 2007, we launched the redesigned marthastewart.com website which provides improved functionality and interactivity to our consumers. Community tools, broader search and better access to our vast library will make it easier for our users to find, learn, act, create and share. We plan to make site enhancements throughout the year, including new community and personalization features that will enable users to save, share, rate, review and collect content from the site, as well as interact with each other through interest groups dedicated to specific lifestyle passions and concerns. The first of these substantial site enhancements is expected to be launched in August 2007. We expect to continue our growth in online advertising revenue as we monetize our new website and build our online audience. In the fourth quarter of 2007, we anticipate large traffic increases to our website, as the result of our marketing efforts combined with the traditional seasonality of our online audience.
Recent Broadcasting Developments. The Martha Stewart Show has been renewed for a third season in more than 95 percent of U.S. markets. This resulted in the vesting, in January 2007, of 416,667 shares covered under a warrant held by the executive producer of the show. The shares were subsequently exercised in the first quarter.
Kmart Agreement. The Company’s agreement with Kmart provides for certain minimum guaranteed royalty payments. The minimum guarantees have and are expected to exceed actual royalties earned from retail sales through 2008 primarily due to past store closings and historic lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$15.0
For the year ending January 31, 2009, the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009. For the year ended January 31, 2007, our royalty based on retail sales was $29.5 million. Furthermore, $10.0 million of royalties previous paid have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.

Results of Operations
Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
PUBLISHING SEGMENT
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$21,370	$17,837	$3,533
Circulation	18,079	17,671	408
Other	1,170	779	391

Total Publishing Segment Revenue	40,619	36,287	4,332

Publishing Operating Costs and Expenses
Production, distribution and editorial	21,493	20,246	(1,247)
Selling and promotion	16,596	15,169	(1,427)
General and administrative	937	742	(195)
Depreciation and amortization	293	184	(109)

Total Publishing Operating Costs and Expenses	39,319	36,341	(2,978)

Operating Income/(Loss)	$1,300	$(54)	$1,354

     Publishing revenues increased $4.3 million, or 12%, to $40.6 million for the three months ended March 31, 2007, from $36.3 million for the three months ended March 31, 2006. Advertising revenue increased $3.5 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine which accounted for $2.1 million of the increase. Everyday Food also contributed $0.8 million of the increase to advertising revenue due to increased pages and rate. Circulation revenue increased $0.4 million primarily due to the inclusion of circulation revenue from Blueprint magazine which had not launched in the first quarter of 2006; this is partially offset by lower Special Interest Publication circulation revenue which included prior year subscription and newsstand revenue while the current period was newsstand only. Other revenue increased primarily due to the release of the book, Everyday Food: Great Food Fast.
Magazine Q1 Publication Schedule

	2007	2006

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Martha Stewart Weddings	No Issue	No Issue
Blueprint	One Issue	No Issue
Body + Soul	Two Issues	Two Issues
Dr. Andrew Weil’s Self Healing Newsletter	Three Issues	Three Issues
Special Interest Publications	Two Issues	Two Issues
     Production, distribution and editorial expenses increased $1.2 million, primarily reflecting the costs associated with Blueprint which had not launched in the first quarter of 2006, as well as higher physical costs associated with the increase in advertising pages in Martha Stewart Living. Selling and promotion expenses increased $1.4 million, primarily due to the increase in newsstand distribution of Martha Stewart Living and higher advertising payroll costs. Included within the Publishing segment is a $1.8 million investment in Blueprint in the first quarter of 2007 compared to an investment of $1.1 million in first quarter of 2006.

MERCHANDISING SEGMENT
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$5,954	$6,421	$(467)
Kmart minimum true-up	2,648	2,193	455
Other	4,998	2,914	2,084

Total Merchandising Segment Revenue	13,600	11,528	2,072

Merchandising Operating Costs and Expenses
Production, distribution and editorial	3,272	3,133	(139)
Selling and promotion	1,649	328	(1,321)
General and administrative	1,807	1,619	(188)
Depreciation and amortization	96	254	158

Total Merchandising Operating Costs and Expenses	6,824	5,334	(1,490)

Operating Income	$6,776	$6,194	$582

     Merchandising revenues increased $2.1 million, or 18%, to $13.6 million for the quarter ended March 31, 2007, from $11.5 million for the quarter ended March 31, 2006. Actual retail sales of our product at Kmart declined 15% on a comparable store basis and 16% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2007. The pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment, is listed separately above. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue increased largely due to the execution of the agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines. Other revenue also increased due to services that we provided to our partners for KB Home model merchandising and other creative projects. These increases were partially offset by a decrease in revenue from KB Home due to softness in the housing market which has affected sales of Martha Stewart homes.
     Selling and promotion expenses increased $1.3 million primarily due to an increase in expenses related to services provided to our partners, including KB Home model merchandising.

INTERNET SEGMENT
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Internet Revenue
Advertising	$1,766	$1,279	487
Product	1,764	1,669	95

Total Internet Segment Revenue	3,530	2,948	582

Internet Operating Costs and Expenses
Production, distribution and editorial	3,713	1,908	(1,805)
Selling and promotion	1,199	629	(570)
General and administrative	965	379	(586)
Depreciation and amortization	156	35	(121)

Total Internet Operating Costs and Expenses	6,033	2,951	(3,082)

Operating Loss	$(2,503)	$(3)	$2,500

     Internet revenues increased $0.6 million, or 20%, to $3.5 million for the three months ended March 31, 2007, from $2.9 million for the three months ended March 31, 2006. Advertising and other revenue increased due to higher advertising rates.
     Production, distribution and editorial costs increased $1.8 million due primarily to higher compensation costs reflecting the continued investment in the website. Selling and promotion expenses increased $0.6 million due to higher compensation expenses associated with the continued development of an Internet advertising sales force. General and administrative expenses increased $0.6 million due to increases in personnel and facilities allocations.

BROADCASTING SEGMENT
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$3,542	$4,383	$(841)
Radio	1,875	1,876	(1)
Licensing and other	3,539	5,061	(1,522)

Total Broadcasting Segment Revenue	8,956	11,320	(2,364)

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	11,250	7,463	(3,787)
Selling and promotion	786	868	82
General and administrative	2,156	2,563	407
Depreciation and amortization	862	744	(118)

Total Broadcasting Operating Costs and Expenses	15,054	11,638	(3,416)

Operating Loss	$(6,098)	$(318)	$(5,780)

     Broadcasting revenues decreased $2.4 million, or 21%, to $9.0 million for the quarter ended March 31, 2007, from $11.3 million for the quarter ended March 31, 2006. Licensing revenue decreased primarily due to the lack of distribution in the secondary cable market for season 2 of The Martha Stewart Show. Additionally, license fees from stations for the show are lower for season 2 compared to season 1. Advertising revenue decreased due to a decline in ratings partially offset by an increase in advertising rates.
     Production, distribution and editorial expenses increased $3.8 million due principally to a non-cash charge of $5.7 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. This charge is partially offset by lower production costs for the show which are approximately $1.0 million less for season 2 compared to season 1. As of March 31, 2007 our deferred production cost balance was $6.2 million. General and administrative expenses decreased $0.4 million due to a 2006 asset write-down as well as the reduction of 2007 facility expenses due to the shutdown of the Connecticut television studios.

CORPORATE
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$11,455	$12,520	$1,065
Depreciation and amortization	571	990	419

Total Corporate Operating Costs and Expenses	12,026	13,510	1,484

Operating Loss	$(12,026)	$(13,510)	$1,484

     Corporate operating costs and expenses decreased $1.5 million, or 11%, to $12.0 million for the three months ended March 31, 2007, from $13.5 million for the three months ended March 31, 2006. General and administrative expenses decreased $1.1 million, principally due to lower non-cash compensation costs. Depreciation and amortization expenses decreased $0.4 million as certain computer software assets are now fully depreciated.
OTHER ITEMS
Interest Income, net. Interest income, net, was $0.8 million for the quarter ended March 31, 2007 compared to $1.0 million for the prior year quarter. The decrease was attributable primarily to lower cash, cash equivalents and short-term investment balances of $87.2 million in 2007 as compared to $120.9 million in 2006 partially offset by higher interest rates.
Income tax expense. Income tax expense for the quarter ended March 31, 2007 was $(0.1) million, compared to a $(0.1) million expense in the prior year quarter. The current period provision includes a valuation allowance of $4.3 million against certain deferred tax assets.
Loss from discontinued operations. The Company had no loss from discontinued operations in the current period compared to loss of $0.1 million for the three months ended March 31, 2006. Discontinued operations represent the operations of the Wedding List, which the Company divested in 2002. The prior year expenses are related primarily to facilities.
Net Loss. Net loss was $11.9 million for the quarter ended March 31, 2007, compared to a net loss of $6.8 million for the quarter ended March 31, 2006, as a result of the above-mentioned factors.

Liquidity and Capital Resources
Overview
     In the first quarter of 2007, we improved our overall liquidity by generating positive cash flow from operations. Cash, cash equivalents and short-term investments were $87.3 million and $63.8 million at March 31, 2007 and December 31, 2006, respectively. Our first quarter cash flow from operations largely benefited from the satisfaction of a year-end receivable due from Kmart in the amount of $38.2 million. We believe, as described further below, that our available cash balances and short-term investments together with continued positive cash flow from operations will be sufficient to meet our operating and recurring cash needs for 2007.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $24.4 million and $17.4 million for the quarters ended March 31, 2007 and 2006, respectively. In 2007, cash flow from operations was primarily due to the changes in operating assets and liabilities of $26.2 million, the majority of which was the result of the satisfaction of a year-end receivable due from Kmart. Operating assets and liabilities also benefited from an increase in deferred revenue as certain of our media deals have been pre-paid, partially offset by the payment of 2006 bonuses.
Cash Flows from Investing Activities
     Cash flows provided by (used in) investing activities were $(5.6) million and $4.3 million for the quarters ended March 31, 2007 and 2006, respectively. Cash flows used in investing activities in the first quarter of 2007 resulted from purchases of short-term investments of $(37.7) million and capital expenditures of $(1.1) million partially offset by sales of short-term investments of $33.2 million. Cash provided from operations as described above enabled the purchases of short-term investments and capital expenditures. Cash used for capital expenditures was due to the continued investment in the website marthastewart.com as well as leasehold improvements to Company offices.
Cash Flows from Financing Activities
     Cash flows provided by financing activities were $0.1 million for both quarters ended March 31, 2007 and 2006. Cash flows provided by financing activities were primarily due to proceeds received from exercise of stock options, partially offset by the cash costs associated with remitting payroll related tax obligations associated with the vesting of certain restricted stock grants.
Other
     We also have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, the Company is required to satisfy certain debt covenants which we were compliant with as of March 31, 2007. We had no outstanding borrowings under this facility as of March 31, 2007. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.
Seasonality and Quarterly Fluctuations
     Several of our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. In our Internet segment, revenue from marthastewartflowers.com is tied to key holidays during the year, while advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months.

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
     We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Newsstand revenues in our Publishing segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Licensing-based revenue, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific terms of each contract. Under certain agreements, revenue is accrued based on actual sales while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis. Television advertising revenues are recorded when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and NBC distribution fees. Television royalties are recorded as earned in accordance with specific terms of each agreement. Internet advertising revenues based on the sale of impression-based advertisements are recorded in the period in which the advertisements are delivered.
Income taxes
     The Company follows the SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS No. 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income.
     As of January 1, 2007, the Company adopted the provisions of FIN 48, which provides guidance on the accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance includes a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 1(e) for further discussion on the adoption of FIN 48.
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
Non-cash Equity Compensation
     We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are restricted shares of common stock and stock options. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including, expected volatility of our stock price and expected life of the option.
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in the three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 1(e), “Income Taxes” in the consolidated financial statements for additional information.
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
o	adverse reactions to publicity relating to Martha Stewart by consumers, advertisers and business partners;

o	adverse resolution of some or all of the Company’s ongoing litigation, including without limitation any resolution of In re Martha Stewart Living Omnimedia, Inc. Securities Litigation that is inconsistent with the charge taken last year;

o	a loss of the services of Ms. Stewart;

o	a loss of the services of other key personnel;

o	failure to predict, respond to and influence trends in consumer taste;

o	loss or failure of merchandising and licensing programs;

o	failure to protect our intellectual property;

o	a softening of the domestic advertising market;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	unanticipated increases in paper, postage or printing costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions; and

o	changes in government regulations affecting the Company’s industries.
     Certain of these and other factors are discussed in more detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 14, 2007, especially under the heading “Item 1A. Risk Factors”, which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
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
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the first quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     There have been no material changes from legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     As described under Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, on January 24, 2007, Mark Burnett exercised in part a warrant providing him with the right to purchase 833,333 shares of the Company’s Class A Common Stock. This warrant, dated August 11, 2006 and issued in connection with Mr. Burnett’s continued services as executive producer of the syndicated day time television show, The Martha Stewart Show, was filed as an exhibit to our current report on Form 8-K filed on August 15, 2006, and has been described there and elsewhere in our SEC reports. The exercise price for the shares underlying the warrant was $12.59 per share. Mr. Burnett acquired 154,112 shares through the net exercise of the warrant, pursuant to which, as consideration for the acquired shares, he forfeited the right to purchase 262,555 shares subject to the warrant. The number of shares forfeited was determined based on a price per share of $19.98, the reported closing price for our Class A Common Stock on the New York Stock Exchange on the last business day prior to the exercise. The remaining half of this warrant may vest and become exercisable subject to the achievement of various milestones relating to the production of The Martha Stewart Show. The issuance of the shares pursuant to Mr. Burnett’s exercise of the warrant was effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof. As described above, the Company did not receive any proceeds from the issuance of any of these shares.

     The following table provides information about the Company’s purchases of its common stock during each month of the quarter ended March 31, 2007:

	(a)	(b)	(c)	(d)
Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
Quarter ended March 31, 2007:
January 2007(1)	88,970	$22.12	Not applicable	Not applicable
February 2007(1)	7,692	18.89	Not applicable	Not applicable
March 2007(1)	–	–	Not applicable	Not applicable

Total for quarter ended March 31, 2007	96,662	$20.36	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     During the first quarter of 2007, no matters were submitted to a vote of security holders.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title
3.1	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	Bonus Conversion Policy for senior executive officers of the Company (incorporated by reference to our Current Report on Form 8-K filed February 27, 2007).

10.2	Form of Amended and Restated 1999 Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to our Current Report on Form 8-K filed February 27, 2007).

10.3	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Robin Marino – Modification of employment arrangement and grant of restricted stock (incorporated by reference to our Current Report on Form 8-K filed May 1, 2007).

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 8, 2007

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Chief Financial Officer