Form 10-Q
period 2007-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2007-08-09
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

Class	Outstanding as of August 6, 2007
Class A, $0.01 par value	26,740,139
Class B, $0.01 par value	26,722,032

Total	53,462,171

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,571	$28,528
Short-term investments	45,304	35,321
Accounts receivable, net	45,007	70,319
Inventories, net	5,114	4,448
Deferred television production costs	4,844	4,609
Income taxes receivable	482	482
Other current assets	2,592	3,857

Total current assets	139,914	147,564

PROPERTY, PLANT AND EQUIPMENT, net	18,055	19,616

INTANGIBLE ASSETS, net	53,605	53,605

OTHER NONCURRENT ASSETS	8,401	7,262

Total assets	$219,975	$228,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,702	$28,053
Accrued payroll and related costs	13,882	13,646
Income taxes payable	1,946	1,011
Current portion of deferred subscription revenue	26,687	28,884
Current portion of deferred revenue	7,245	3,159

Total current liabilities	73,462	74,753

DEFERRED SUBSCRIPTION REVENUE	9,124	10,032
DEFERRED REVENUE	13,163	9,845
OTHER NONCURRENT LIABILITIES	2,244	2,460

Total liabilities	97,993	97,090

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 26,608 and 26,109 shares outstanding in 2007 and 2006, respectively	266	261
Class B common stock, $.01 par value, 150,000 shares authorized; 26,722 and 26,791 shares outstanding in 2007 and 2006, respectively	268	268
Capital in excess of par value	267,479	257,014
Accumulated deficit	(145,256)	(125,811)

	122,757	131,732
Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	121,982	130,957

Total liabilities and shareholders’ equity	$219,975	$228,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Publishing	$47,478	$40,888	$88,096	$77,176
Merchandising	10,352	10,891	23,952	22,418
Internet	5,183	4,634	8,713	7,582
Broadcasting	10,433	11,757	19,389	23,077

Total revenues	73,446	68,170	140,150	130,253

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	38,881	35,498	78,609	68,247
Selling and promotion	22,172	14,787	42,403	31,781
General and administrative	17,920	17,447	35,239	35,269
Depreciation and amortization	2,263	2,236	4,241	4,444

Total operating costs and expenses	81,236	69,968	160,492	139,741

OPERATING LOSS	(7,790)	(1,798)	(20,342)	(9,488)
Interest income, net	775	1,356	1,547	2,402
Legal Settlement	432	—	432	—

LOSS BEFORE INCOME TAXES	(6,583)	(442)	(18,363)	(7,086)

Income tax provision	(154)	(229)	(243)	(296)

LOSS FROM CONTINUING OPERATIONS BEFORE LOSS FROM DISCONTINUED OPERATIONS	(6,737)	(671)	(18,606)	(7,382)

Loss from discontinued operations	—	(499)	—	(622)

NET LOSS	$(6,737)	$(1,170)	$(18,606)	$(8,004)

LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.13)	$(0.01)	$(0.36)	$(0.14)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net loss	$(0.13)	$(0.02)	$(0.36)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	52,386	51,176	52,382	51,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2007
(unaudited, in thousands)

	Class A		Class B				Class A
	common stock		common stock				treasury stock
					Capital in
					excess of par	Accumulated
	Shares	Amount	Shares	Amount	value	Deficit	Shares	Amount	Total
Balance at January 1, 2007	26,109	$261	26,791	$268	$257,014	$(125,811)	(59)	$(775)	$130,957
Net loss	—	—	—	—	—	(18,606)	—	—	(18,606)
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(839)	—	—	(839)
Shares returned on a net treasury basis	—	—	(69)	—	—	—	—	—	—
Issuance of shares in conjunction with stock option exercises	71	1	—	—	286	—	—	—	287
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	274	3	—	—	(2,350)	—	—	—	(2,347)
Issuance of shares in conjunction with warrant exercise	154	1	—	—	—	—	—	—	1
Equity charge associated with common stock warrant	—	—	—	—	6,462	—	—	—	6,462
Non-cash equity compensation	—	—	—	—	6,067	—	—	—	6,067

Balance at June 30, 2007	26,608	$266	26,722	$268	$267,479	$(145,256)	(59)	$(775)	$121,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,606)	$(8,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,241	4,444
Non-cash equity compensation	12,872	5,708
Changes in operating assets and liabilities	24,258	12,920

Net cash provided by operating activities	22,765	15,068

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,680)	(3,872)
Purchases of short-term investments	(102,993)	(75,262)
Sales of short-term investments	93,010	79,732

Net cash provided by (used in) investing activities	(12,663)	598

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	287	236
Issuance of stock and restricted stock, net	(2,346)	75
of cancellations and tax liabilities

Net cash provided by(used in) financing activities	(2,059)	311

Net increase in cash	8,043	15,977

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,528	20,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,571	$36,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Accounting policies
a. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2006.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 will be effective for us beginning January 1, 2008. The Company is currently assessing whether adoption of SFAS 159 will have an impact on our financial statements but does not believe the adoption of SFAS 159 will have a material impact on the Company’s financial position, cash flows, or results of operations.
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
e. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $13.0 million to its deferred tax asset (“DTA”) and valuation allowance in the first six months of 2007, resulting in a cumulative balance for both its DTA and valuation allowance of $75.1 million as of June 30, 2007. The DTA balance as of June 30, 2007 primarily consists of the Federal net operating loss (“NOL”), and also includes amounts for state NOLs, accrued compensation, and other DTAs which are not included in the Federal NOL. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the DTA could be realized. On a gross basis (before valuation allowances), the Company had Federal NOL carry-forwards totaling $92.3 million as of December 31, 2006, which can be applied to future taxable income. Such loss carry-forwards have remaining lives ranging from 4 to 20 years.
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
     As of June 30, 2007, the Company had a FIN 48 liability balance of $2.0 million. Of this amount, $1.5 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate and $0.5 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of June 30, 2007, the Company recorded $0.5 million of accrued interest and penalties in the statement of financial position. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2000 and state examinations for the years before 2003. The Company reasonably anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $1.0 million.
f. Equity Compensation
     We currently have several stock incentive plans that permit us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors may grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”). In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she periodically returns to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. No further awards will be made from this plan.
     Effective January 1, 2006, non-cash compensation expense is measured under SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) and SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method, and includes non-cash compensation relating to grants issued prior to fiscal 2006.
     In consideration of the execution of a consulting agreement under which Mark Burnett, an influential producer of television programming, agreed to act as an advisor and consultant to the Company with respect to various television matters in September 2004, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A common stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant would have vested and become exercisable in three tranches, subject to the achievement of various milestones achieved with respect to certain television programs. The first two tranches representing a total of 1,666,666 shares vested in 2005 and were exercised in 2006. However, under the terms of this warrant, the third tranche (i.e., 833,333 shares) did not vest. No shares remain eligible for issuance under this warrant.
     On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During the first quarter of 2007, the portion of the warrant related to the clearance of season three of the syndicated show vested and was subsequently exercised. This vesting resulted in a charge of $5.6 million in the first quarter. Mr. Burnett exercised this portion of the warrant on a cashless basis, pursuant to which he acquired 154,112 shares and forfeited 262,555 shares based on the closing price of our Class A common stock of $19.98 the day prior to exercise. The remaining half of this warrant vested in July 2007 when the various milestones relating to the production of The Martha Stewart Show were achieved. This warrant will expire on March 17, 2012. For the three and six month periods ended June 30, 2007, the Company recognized approximately $0.9 million and $6.6 million, respectively, in non-cash equity compensation related to this warrant. The non-cash equity compensation expense related to the vesting of the first tranche of the warrant was valued using the following average assumptions: risk-free interest rate – 5.06%; dividend yield – zero; expected volatility – 35.4%; contractual life – 5.13 years; average fair market value per option granted – $13.32. The non-cash equity compensation expense related to the amortization of the second tranche of the warrant was valued using the following average assumptions: risk-free interest rate – 4.64%; dividend yield – zero; expected volatility – 33.04%; contractual life – 4.72 years; average fair market value per option granted – $8.41.
     During the three and six month periods ended June 30, 2007, the Company charged $0.9 million to non-cash equity compensation expense in connection with the accelerated vesting of certain equity awards pursuant to non-recurring employee-related separation agreements.
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
2. Newsstand Adjustment
     The Company has historically paid newsstand-related fees based in part on certain estimates provided by our distribution partner. In the second quarter of 2006, we questioned amounts related to a portion of these bills. As a result of our negotiations with our distributor, we reached a settlement agreement pursuant to which we received a one-time refund in the amount of $3.2 million. The refund was recorded as a reduction to the Publishing segment’s selling and promotion costs line on our condensed consolidated statements of operations for the three and six months ended June 30, 2006. We also recorded interest income of $0.3 million related to the settlement.

3. Inventories
     Inventory is comprised of paper stock. The inventory balance at June 30, 2007 and December 31, 2006 was $5.1 million and $4.4 million, respectively.
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
     As of June 30, 2007 and 2006, antidilutive options, warrants, and restricted stock that are excluded from the computation of diluted earnings per share because the effect would have been antidilutive were 3,139,064 and 5,280,492 respectively.
5. Industry segments
     The Company is a leading creator of original how-to content and related products for homemakers and other consumers. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Internet segment consists of the advertising-supported website marthastewart.com, operations relating to direct-to-consumer floral business and sales of digital photo products. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, as well as the Company’s radio operations.
6. Related Party Transactions
     The Company currently has a consulting agreement with CAK Entertainment, Inc., an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and a Director of the Company at the time of the agreement and thereafter. This October 2005 agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director. As of June 30, 2007, Mr. Koppelman has vested in 35% of the potential bonus compensation of this consulting agreement. During the second quarter of 2007, the Company and Mr. Koppelman agreed to amend the vesting conditions for a portion of the bonus compensation potentially payable to Mr. Koppelman and CAK Entertainment pursuant to the Company’s consulting agreement with CAK Entertainment. The amendment, attached as Exhibit 10.2 to this report, replaces a performance trigger tied to revenue goals with new performance criteria relating to adjusted EBITDA and acquisition goals. Additional details of the January 2005 and October 2005 agreements and a description of other related party transactions are included in the Company’s Annual Report on Form 10-K filed with the SEC Commission with respect to its fiscal year ended December 31, 2006.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Loss from operations	—	$(499)	—	$(622)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     In this report, the terms “we,” “us,” “our” and “Company” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
     We believe that our second quarter results demonstrate the continuing growth and diversification of the Company. In the quarter, the Company hired a President of Media, consolidating the positions of President, Publishing and President, Internet and centralizing sales and marketing across all media. We anticipate that this will allow the Company to focus on internet expansion and cross platform content and advertising opportunities. To that end, the Company also made a strategic decision to reallocate some of our long-term investment in Blueprint to our Internet segment. We continued to increase our advertising pages and rates in our magazines, entered into a five-year 10-book agreement with Clarkson Potter/Publishers and launched our introductory Martha Stewart Crafts line of paper-based crafting and storage products at Michaels arts and crafts stores.
Publishing Update. In the second quarter of 2007, we continued to benefit from an increase in advertising pages and rates across our magazines and, based on current trends, we expect to see continued year-over-year growth in this regard in the near-term. The Company announced an agreement with Clarkson Potter/Publishers to publish 10 books over a five-year period, beginning this fall with Martha Stewart Living Cookbook Volume I: The Original Classics and Martha Stewart Living Cookbook Volume II: The New Classics.
Merchandising Update. The Martha Stewart Collection exclusively at Macy’s and macys.com is currently rolling into stores and is expected to officially launch with an extensive marketing campaign later in the third quarter of 2007. The line encompasses a broad range of home goods, including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating, and tree-trimming items.
     Earlier in the second quarter of 2007, we announced an agreement to sell a co-branded food line with Costco to focus on high-quality, high-volume fresh, frozen and refrigerated foods. We also announced a multiyear endorsement deal with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines. Under the agreement, the Company will endorse and promote Singer, Husqvarna Viking and Pfaff sewing machines and accessories. Additionally, we will air demonstrations of the sewing products on The Martha Stewart Show periodically through the current and upcoming seasons.
     In the second quarter of 2007, we launched two retail programs: our Martha Stewart Colors paint program that is currently sold at over 1,400 Lowe’s home improvement stores nationwide, and our Martha Stewart Crafts line at more than 900 Michaels arts and crafts stores and on marthastewartcrafts.com.
     In the third quarter of 2007, we intend to expand our home decorating portfolio with the launches of Martha Stewart Floor Designs with FLOR, Martha Stewart Rugs and the portable lighting component of our Martha Stewart Lighting line.
Kmart Agreement. The Company’s agreement with Kmart provides for certain minimum guaranteed royalty payments. The minimum guarantees have and are expected to exceed actual royalties earned from retail sales through January 31, 2008 due to past store closings, lower same-store sales trends and decreased assortment of product categories. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than in prior years. The specific computation is discussed in the paragraph below. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$15.0

     For the year ending January 31, 2009, the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010, the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009.
     For the year ended January 31, 2007, our royalty based on retail sales was $29.5 million. Furthermore, $10.0 million of royalties previously paid have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.
Internet Update. In the second quarter of 2007, we formally launched the re-designed website, marthastewart.com. We will continue to add content and optimize the site as part of our efforts to grow our online audience and share of the online advertising market.
Broadcasting Update. Upfront advertising sales are nearly complete for season three of The Martha Stewart Show, which will be broadcast in approximately 95% of markets nationwide. The Company recently announced a distribution deal with the DIY Network for a new half-hour series, The Martha Stewart Crafts TV show. Set to premiere in the fourth quarter of 2007, the initial 39 episodes will be culled from the Company’s original lifestyles series, Martha Stewart Living.
Subsequent Event. After the close of the quarter, we invested $10 million in an entity primarily funded by GTCR Golder Rauner, LLC that acquired Wilton Industries, Inc. and Dimensions Holdings, LLC. This entity, renamed Wilton Products, Inc. already owns EK Success. In connection with our investment in Wilton Products, we renegotiated the terms of our prior equity holdings and extended our license into the area of crafting associated with Wilton Industries, namely food crafts (such as cake decoration), party favors and celebrations.

Results of Operations
Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006
PUBLISHING SEGMENT
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$27,840	$22,624	$5,216
Circulation	18,343	17,768	575
Other	1,295	496	799

Total Publishing Segment Revenue	47,478	40,888	6,590

Publishing Operating Costs and Expenses
Production, distribution and editorial	23,497	21,771	(1,726)
Selling and promotion	17,809	12,201	(5,608)
General and administrative	827	719	(108)
Depreciation and amortization	295	135	(160)

Total Publishing Operating Costs and Expenses	42,428	34,826	(7,602)

Operating Income	$5,050	$6,062	$(1,012)

     Publishing revenues increased $6.6 million, or 16%, to $47.5 million for the three months ended June 30, 2007, from $40.9 million for the three months ended June 30, 2006. Advertising revenue increased $5.2 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine, which accounted for $3.2 million of the increase. Everyday Food and Body + Soul also contributed $1.5 million of the increase to advertising revenue due to increased pages and rate. Circulation revenue increased $0.6 million primarily due to a special issue of Martha Stewart Weddings published in 2007, with no comparable 2006 issue. Other revenue increased $0.8 million primarily due to the delivery of one book in the quarter related to the new 10-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	Second Quarter 2007	Second Quarter 2006
Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Martha Stewart Weddings	Three Issues	Two Issues
Blueprint	One Issue	One Issue
Body + Soul	Two Issues	Two Issues
Dr. Andrew Weil’s Self Healing Newsletter	Three Issues	Three Issues
     Production, distribution and editorial expenses increased $1.7 million, primarily reflecting the higher physical costs associated with the increase in advertising pages and circulation of Martha Stewart Living. Selling and promotion expenses increased $5.6 million, primarily due to a favorable 2006 one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Additionally, selling and promotion expenses increased due to a 2007 non-recurring, employee-related separation charge and higher compensation costs as well as higher marketing costs associated with Everyday Food. Included within the Publishing segment is a $2.0 million investment in Blueprint compared to an investment of $1.7 million in the prior year quarter.

MERCHANDISING SEGMENT
(in thousands)

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$6,791	$8,649	$(1,858)
Other	3,561	2,242	1,319

Total Merchandising Segment Revenue	10,352	10,891	(539)

Merchandising Operating Costs and Expenses
Production, distribution and editorial	3,111	2,911	(200)
Selling and promotion	1,958	821	(1,137)
General and administrative	1,736	1,787	51
Depreciation and amortization	97	254	157

Total Merchandising Operating Costs and Expenses	6,902	5,773	(1,129)

Operating Income	$3,450	$5,118	$(1,668)

     Merchandising revenues decreased $0.5 million, or 5%, to $10.4 million for the three months ended June 30, 2007, from $10.9 million for the three months ended June 30, 2006. Actual retail sales of our product at Kmart declined 21% on a comparable store basis and 22% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2007. We expect the minimum guarantees will exceed actual royalties earned from retail sales through January 31, 2008 due to store closings, lower same-store sales trends and decreased assortment of product categories. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue increased due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects. Other revenue also increased due to sales of Martha Stewart Crafts as well as other new initiatives.
     Selling and promotion expenses increased $1.1 million primarily due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects.

INTERNET SEGMENT
(in thousands)

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Internet
Advertising	$2,480	$2,123	$357
Product	2,703	2,511	192

Total Internet Segment Revenue	5,183	4,634	549

Internet Operating Costs and Expenses
Production, distribution and editorial	4,149	3,117	(1,032)
Selling and promotion	1,806	948	(858)
General and administrative	1,023	495	(528)
Depreciation and amortization	349	68	(281)

Total Internet Operating Costs and Expenses	7,327	4,628	(2,699)

Operating Income/(Loss)	$(2,144)	$6	$(2,150)

     Internet revenues increased $0.5 million, or 12%, to $5.2 million for the three months ended June 30, 2007, from $4.6 million for the three months ended June 30, 2006. Advertising revenue increased $0.4 million due to higher advertising rates and higher sales of advertising inventory. Higher revenue from our direct-to-consumer floral business contributed to the increase in product revenue of $0.2 million.
     Production, distribution and editorial costs increased $1.0 million due primarily to higher compensation costs. Selling and promotion expense increased $0.9 million related to media buying costs to market the website as well as higher compensation expenses. General and administrative expenses increased $0.5 million due to increases in personnel and facilities allocations. Depreciation and amortization expenses increased $0.3 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT
(in thousands)

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$4,740	$3,918	$822
Radio	1,875	1,876	(1)
Licensing and other	3,818	5,963	(2,145)

Total Broadcasting Segment Revenue	10,433	11,757	(1,324)

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	8,124	7,699	(425)
Selling and promotion	599	817	218
General and administrative	1,744	2,062	318
Depreciation and amortization	837	755	(82)

Total Broadcasting Operating Costs and Expenses	11,304	11,333	29

Operating Income/(Loss)	$(871)	$424	$(1,295)

     Broadcasting revenues decreased $1.3 million, or 11%, to $10.4 million for the quarter ended June 30, 2007, from $11.8 million for the quarter ended June 30, 2006. Advertising revenue increased due to a greater number of product integrations at higher rates than in the prior year period, and an increase in advertising rates, partially offset by a decline in ratings. Licensing revenue decreased primarily due to the lack of distribution in the secondary cable market for season 2 of The Martha Stewart Show. Additionally, licensing revenue decreased due to the timing of season 2 international renewals as well as lower license fees from stations for season 2 compared to season 1.
     Production, distribution and editorial expenses increased $0.4 million due principally to non-cash charges associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. These costs are partially offset by lower production costs for season 2 of The Martha Stewart Show compared to season 1. General and administrative expenses decreased $0.3 million due to lower professional fees and the reduction of 2007 facility expenses due to the shutdown of the Connecticut television studios.

CORPORATE
(in thousands)

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$12,590	$12,384	$(206)
Depreciation and amortization	685	1,024	339

Total Corporate Operating Costs and Expenses	13,275	13,408	133

Operating (Loss)	$(13,275)	$(13,408)	$133

     Corporate operating costs and expenses decreased $0.1 million, or 1%, to $13.3 million for the three months ended June 30, 2007, from $13.4 million for the three months ended June 30, 2006. General and administrative expenses increased $0.2 million, largely due to non-recurring, employee-related separation costs. Depreciation and amortization expenses decreased $0.3 million as certain computer software assets are now fully depreciated.
OTHER ITEMS
Interest Income, net. Interest income, net, was $0.8 million for the quarter ended June 30, 2007, compared to $1.4 million for the prior year quarter. The decrease was attributable primarily to lower average balances of cash, cash equivalents and short-term investment balances as compared to the prior year quarter.
Income tax expense. Income tax expense for both quarters ended June 30, 2007 and June 30, 2006 was $0.2 million.
Loss from discontinued operations. The Company had no loss from discontinued operations in the current period compared to a loss of $(0.5) million for the quarter ended June 30, 2006. Discontinued operations represent the operations of The Wedding List, which the Company divested in 2002. The prior year expenses are related primarily to facilities.
Net Loss. Net loss was $(6.7) million for the quarter ended June 30, 2007, compared to a net loss of $(1.2) million for the quarter ended June 30, 2006, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
PUBLISHING SEGMENT
(in thousands)

	2007	2006
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$49,209	$40,461	$8,748
Circulation	36,422	35,439	983
Other	2,465	1,276	1,189

Total Publishing Segment Revenue	88,096	77,176	10,920

Publishing Operating Costs and Expenses
Production, distribution and editorial	44,989	42,016	(2,973)
Selling and promotion	34,405	27,371	(7,034)
General and administrative	1,764	1,461	(303)
Depreciation and amortization	588	319	(269)

Total Publishing Operating Costs and Expenses	81,746	71,167	(10,579)

Operating Income	$6,350	$6,009	$341

     Publishing revenues increased $10.9 million, or 14%, to $88.1 million for the six months ended June 30, 2007, from $77.2 million for the six months ended June 30, 2006. Advertising revenue increased $8.7 million, primarily due to an increase in both advertising pages and rate in Martha Stewart Living magazine, which accounted for $5.3 million of the increase. Everyday Food and Body + Soul also contributed $2.8 million of the increase to advertising revenue due to increased pages and rate. Circulation revenue increased $1.0 million primarily due to a special issue of Martha Stewart Weddings published in 2007, with no comparable 2006 issue, as well as two issues of Blueprint published in 2007 as compared to one test issue in 2006. The increase is partially offset by lower Special Interest Publication circulation revenue which included prior year subscription and newsstand revenue while the current period was newsstand only. Other revenue increased $1.2 million primarily due to the delivery of one book in the period related to the new 10-book agreement with Clarkson Potter/Publishers as well as the release of the book, Everyday Food: Great Food Fast.
Magazine Publication Schedule

	First Half 2007	First Half 2006
Martha Stewart Living	Six Issues	Six Issues
Everyday Food	Six Issues	Six Issues
Martha Stewart Weddings	Three Issues	Two Issues
Blueprint	Two Issues	One Issue
Body + Soul	Four Issues	Four Issues
Dr. Andrew Weil’s Self Healing Newsletter	Six Issues	Six Issues
Special Interest Publications	Two Issues	Two Issues
     Production, distribution and editorial expenses increased $3.0 million, primarily reflecting the higher physical costs associated with the increase in advertising pages and circulation of Martha Stewart Living as well as the costs associated with publishing two issues of Blueprint in 2007 as compared to one test issue in 2006. Selling and promotion expenses increased $7.0 million, primarily due to a favorable 2006 one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Additionally, selling and promotion expenses increased due to a 2007 non-recurring, employee-related separation charge, higher compensation costs, an increase in newsstand distribution of Martha Stewart Living and higher marketing costs associated with Everyday Food. Included within the Publishing segment is a $3.8 million investment in Blueprint compared to an investment of $2.7 million for the six months ended June 30, 2006.

MERCHANDISING SEGMENT
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$12,745	$15,069	$(2,324)
Kmart minimum true-up	2,648	2,193	455
Other	8,559	5,156	3,403

Total Merchandising Segment Revenue	23,952	22,418	1,534

Merchandising Operating Costs and Expenses
Production, distribution and editorial	6,384	6,043	(341)
Selling and promotion	3,607	1,149	(2,458)
General and administrative	3,542	3,407	(135)
Depreciation and amortization	193	508	315

Total Merchandising Operating Costs and Expenses	13,726	11,107	(2,619)

Operating Income	$10,226	$11,311	$(1,085)

     Merchandising revenues increased $1.5 million, or 7%, to $24.0 million for the six months ended June 30, 2007, from $22.4 million for the six months ended June 30, 2007. Actual retail sales of our product at Kmart declined 19% on a comparable store basis and 20% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2007. The pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment, is listed separately above. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. We expect the minimum guarantees will exceed actual royalties earned from retail sales through January 31, 2008 primarily due to store closings, lower same-store sales trends and decreased assortment of product categories. Other revenue increased largely due to the execution of the endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines. Additionally, other revenue increased due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects. Sales of new initiatives including Martha Stewart Crafts contributed to other revenue as well.
     Selling and promotion expenses increased $2.5 million primarily due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects.

INTERNET SEGMENT
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Internet
Advertising	$4,246	$3,402	$844
Product	4,467	4,180	287

Total Internet Segment Revenue	8,713	7,582	1,131

Internet Operating Costs and Expenses
Production, distribution and editorial	7,862	5,025	(2,837)
Selling and promotion	3,005	1,577	(1,428)
General and administrative	1,988	874	(1,114)
Depreciation and amortization	505	103	(402)

Total Internet Operating Costs and Expenses	13,360	7,579	(5,781)

Operating Income/(Loss)	$(4,647)	$3	$(4,650)

     Internet revenues increased $1.1 million, or 15%, to $8.7 million for the six months ended June 30, 2007, from $7.6 million for the six months ended June 30, 2006. Advertising revenue increased $0.8 million due to higher advertising rates and higher sales of advertising inventory.
     Production, distribution and editorial costs increased $2.8 million due primarily to higher compensation costs and technology expenses. Selling and promotion expense increased $1.4 million due to higher compensation expenses associated with developing an internet advertising sales force and higher media buying costs to market the website. General and administrative expenses increased $1.1 million due to increases in personnel and facilities allocations. Depreciation and amortization expenses increased $0.4 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$8,283	$8,301	$(18)
Radio	3,750	3,751	(1)
Licensing and other	7,356	11,025	(3,669)

Total Broadcasting Segment Revenue	19,389	23,077	(3,688)

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	19,374	15,163	(4,211)
Selling and promotion	1,386	1,684	298
General and administrative	3,899	4,623	724
Depreciation and amortization	1,699	1,500	(199)

Total Broadcasting Operating Costs and Expenses	26,358	22,970	(3,388)

Operating Income/(Loss)	$(6,969)	$107	$(7,076)

     Broadcasting revenues decreased $3.7 million, or 16%, to $19.4 million for the six months ended June 30, 2007, from $23.1 million for the six months ended June 30, 2006. Advertising revenue decreased slightly due to a decline in ratings partially offset by a greater number of product integrations at higher rates than in the prior year period, as well as an increase in advertising rates. Licensing revenue decreased primarily due to the lack of distribution in the secondary cable market for season 2 of The Martha Stewart Show. Additionally, licensing revenue decreased due to the timing of season 2 international renewals as well as lower license fees from stations for season 2 compared to season 1.
     Production, distribution and editorial expenses increased $4.2 million due principally to a non-cash charge of $6.6 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. These costs are partially offset by lower production costs for The Martha Stewart Show which are approximately $1.7 million less for season 2 compared to season 1. General and administrative expenses decreased $0.7 million due to a 2006 asset write-down as well as the reduction of 2007 facility expenses due to the shutdown of the Connecticut television studios.

CORPORATE
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$24,046	$24,904	$858
Depreciation and amortization	1,256	2,014	758

Total Corporate Operating Costs and Expenses	25,302	26,918	1,616

Operating (Loss)	$(25,302)	$(26,918)	$1,616

     Corporate operating costs and expenses decreased $1.6 million, or 6%, to $25.3 million for the six months ended June 30, 2007, from $26.9 million for the six months ended June 30, 2006. General and administrative expenses decreased $0.9 million principally due to lower non-cash compensation costs partially offset by non-recurring, employee-related separation costs. Depreciation and amortization expenses decreased $0.8 million as certain computer software assets are now fully depreciated.
OTHER ITEMS
Interest Income, net. Interest income, net, was $1.5 million for the six months ended June 30, 2007, compared to $2.4 million for the prior year period. The decrease was attributable primarily to lower average balances of cash, cash equivalents and short-term investment balances as compared to the prior year quarter partially offset by higher average interest rates.
Income tax expense. Income tax expense for the six months ended June 30, 2007 was $0.2 million, compared to income tax expense of $0.3 million for the six months ended June 30, 2006.
Loss from discontinued operations. The Company had no loss from discontinued operations in the current period compared to a loss of $(0.6) million for the six months ended June 30, 2006. Discontinued operations represent the operations of The Wedding List, which the Company divested in 2002. The prior year expenses are related primarily to facilities.
Net Loss. Net loss was $(18.6) million for the six months ended June 30, 2007, compared to a net loss of $(8.0) million for the six months ended June 30, 2006, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     In the first half of 2007, we improved our overall liquidity by generating positive cash flow from operations. Cash, cash equivalents and short-term investments were $81.9 million and $63.8 million at June 30, 2007 and December 31, 2006, respectively. Our cash flow from operations largely benefited from the satisfaction of a year-end receivable due from Kmart in the amount of $38.2 million. We believe, as described further below, that our available cash balances and short-term investments together with continued positive cash flow from operations will be sufficient to meet our operating and recurring cash needs for 2007.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $22.8 million and $15.1 million for the six months ended June 30, 2007 and 2006, respectively. In 2007, cash flow from operations was primarily due to the changes in operating assets and liabilities of $24.3 million, the majority of which was the result of the satisfaction of a year-end receivable due from Kmart. Operating assets and liabilities also benefited from an increase in deferred revenue as certain of our media deals have been pre-paid, partially offset by the increase in Publishing accounts receivable due to higher advertising sales across our publications.
Cash Flows from Investing Activities
     Cash flows provided by (used in) investing activities were $(12.7) million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows used in investing activities in the first quarter of 2007 resulted from purchases of short-term investments of $(103.0) million and capital expenditures of $(2.7) million partially offset by sales of short-term investments of $93.0 million. Cash provided from operations as described above enabled the purchases of short-term investments and capital expenditures. Cash used for capital expenditures was due to the addition of a fractional ownership interest in a corporate aircraft and the continued investment in the website marthastewart.com.
Cash Flows from Financing Activities
     Cash flows provided by (used in) financing activities were $(2.1) million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows used in financing activities were primarily due to the cash costs associated with remitting payroll related tax obligations associated with the vesting of certain restricted stock grants partially offset by proceeds received from exercise of stock options.
Other
     We also have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, the Company is required to satisfy certain debt covenants which we were compliant with as of June 30, 2007. We had no outstanding borrowings under this facility as of June 30, 2007. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.1 million.
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
Critical Accounting Policies and Estimates
General
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, deferred production costs, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.
Revenue Recognition
     We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances.
     The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 0021, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the Company will account for the deliverables as a combined unit of accounting rather than separate units of accounting.
     Publishing advertising revenue is recorded upon release of magazines for sale to consumers and is stated net of agency commissions and cash and sales discounts. Subscription revenue is recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues in our Publishing segment are recognized based upon assumptions with respect to future returns. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers or licensing counterparties to make required payments. If the financial condition of our customers or licensing counterparties were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Licensing based revenue, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific terms of each contract. Under certain agreements, revenue is accrued based on actual sales while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis. Internet advertising revenues are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are delivered. Television advertising revenues are recorded when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and distribution fees. Television royalties are recorded as earned in accordance with specific terms of each agreement.

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
     As of January 1, 2007, the Company adopted the provisions of FIN 48, which provides guidance on the accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance includes a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 1(e) to the consolidated financial statements for further discussion on the adoption of FIN 48.
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
Intangible assets
     A substantial portion of our intangible assets is goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company’s goodwill is attributable to certain magazines in its Publishing segment. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.
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

Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in the three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 1(e), “Income Taxes” in the consolidated financial statements for additional information.
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
     Certain of these and other factors are discussed in more detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 14, 2007, particularly under the heading “Item 1A. Risk Factors,” which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov. The Company cautions you not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
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

Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the second quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information about the Company’s purchases of its common stock during each month of the quarter ended June 30, 2007:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
Quarter ended June 30, 2007:
April 1-30, 2007(1)	5,380	$17.86	Not applicable	Not applicable
May 1-31, 2007(1)	3,446	18.40	Not applicable	Not applicable
June 1-30, 2007(1)	6,902	17.48	Not applicable	Not applicable

Total for quarter ended June 30, 2007	15,728	$17.98	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) We held our 2007 Annual Meeting of Stockholders on May 16, 2007.
(b) During the Annual Meeting, holders of Class A Common Stock and Class B Common Stock, voting as one class, voted to elect eight directors to our Board of Directors, each to hold office for a term of approximately one year ending on the date of our next succeeding annual meeting of stockholders
Board of Directors Election Results

	Votes For	Votes Withheld
Rick Boyko	19,633,476	3,116,494
Michael Goldstein	22,192,768	557,202
Jill Greenthal	22,321,219	428,751
Charles A. Koppelman	21,933,308	816,663
Susan Lyne	22,373,634	376,337
Wenda Harris Millard*	22,288,380	461,591
Thomas C. Siekman	22,271,762	478,208
Bradley E. Singer	22,208,910	541,061

*	In connection with her appointment as President of Media of the Company, Ms. Millard resigned from the Board of Directors as of July 16, 2007.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title
3.1	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Robin Marino – Modification of employment arrangement and grant of restricted stock (incorporated by reference to our Current Report on Form 8-K filed May 1, 2007).

10.2	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment – Amendment to the October 21, 2005 Consulting Agreement. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 9, 2007

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)