Form 10-Q
period 2007-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2007-11-09
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of November 7, 2007
Class A, $0.01 par value	26,779,080
Class B, $0.01 par value	26,722,032

Total	53,501,112

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,483	$28,528
Short-term investments	40,342	35,321
Accounts receivable, net	43,567	70,319
Inventories, net	5,917	4,448
Deferred television production costs	4,499	4,609
Income taxes receivable	482	482
Other current assets	4,116	3,857

Total current assets	123,406	147,564

PROPERTY, PLANT AND EQUIPMENT, net	17,692	19,616

INTANGIBLE ASSETS, net	53,605	53,605

OTHER NONCURRENT ASSETS	18,240	7,262

Total assets	$212,943	$228,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,895	$28,053
Accrued payroll and related costs	17,312	13,646
Income taxes payable	1,946	1,011
Current portion of deferred subscription revenue	23,256	28,884
Current portion of deferred revenue	2,913	3,159

Total current liabilities	69,322	74,753

DEFERRED SUBSCRIPTION REVENUE	9,563	10,032
DEFERRED REVENUE	12,929	9,845
OTHER NONCURRENT LIABILITIES	2,106	2,460

Total liabilities	93,920	97,090

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 26,697 and 26,109 shares outstanding at September 30, 2007 and December 31, 2006, respectively	267	261
Class B common stock, $.01 par value, 150,000 shares authorized; 26,722 and 26,791 outstanding at September 30, 2007 and December 31, 2006, respectively	267	268
Capital in excess of par value	268,933	257,014
Accumulated deficit	(149,669)	(125,811)

	119,798	131,732
Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	119,023	130,957

Total liabilities and shareholders’ equity	$212,943	$228,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Publishing	$46,215	$36,258	$134,311	$113,433
Merchandising	10,951	11,895	34,904	34,313
Internet	3,270	2,827	11,983	10,409
Broadcasting	8,820	10,070	28,208	33,148

Total revenues	69,256	61,050	209,406	191,303

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	35,057	32,328	113,666	100,575
Selling and promotion	19,800	16,498	62,203	48,279
General and administrative	17,687	17,879	52,926	53,140
Depreciation and amortization	1,623	2,272	5,863	6,716

Total operating costs and expenses	74,167	68,977	234,658	208,710

OPERATING LOSS	(4,911)	(7,927)	(25,252)	(17,407)
Interest income, net	774	1,192	2,321	3,594

Legal settlement	—	(18,200)	432	(18,200)

LOSS BEFORE INCOME TAXES	(4,137)	(24,935)	(22,499)	(32,013)

Income tax provision	(277)	(155)	(520)	(451)

LOSS FROM CONTINUING OPERATIONS	(4,414)	(25,090)	(23,019)	(32,464)

Loss from discontinued operations	—	(123)	—	(745)

NET LOSS	$(4,414)	$(25,213)	$(23,019)	$(33,209)

LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.08)	$(0.49)	$(0.44)	$(0.63)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

Net loss	$(0.08)	$(0.49)	$(0.44)	$(0.65)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	52,479	51,220	52,415	51,201

DIVIDENDS PER COMMON SHARE	n/a	$0.50	n/a	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2007
(unaudited, in thousands)

	Class A		Class B		Capital in		Class A
	common stock		common stock		excess of par	Accumulated	treasury stock
	Shares	Amount	Shares	Amount	value	Deficit	Shares	Amount	Total
Balance at January 1, 2007	26,109	$261	26,791	$268	$257,014	$(125,811)	(59)	$(775)	$130,957

Net loss	—	—	—	—	—	(23,019)	—	—	(23,019)

Cumulative effect of adoption of FIN 48	—	—	—	—	—	(839)	—	—	(839)

Shares returned on a net treasury basis	—	—	(69)	(1)	—	—	—	—	(1)

Issuance of shares in conjunction with stock option exercises	83	1	—	—	304	—	—	—	305

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	351	4	—	—	(3,029)	—	—	—	(3,025)

Issuance of shares in conjunction with warrant exercise	154	1	—	—	—	—	—	—	1

Equity charge associated with common stock warrant	—	—	—	—	5,529	—	—	—	5,529

Non-cash equity compensation	—	—	—	—	9,115	—	—	—	9,115

Balance at September 30, 2007	26,697	$267	26,722	$267	$268,933	$(149,669)	(59)	$(775)	$119,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,019)	$(33,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,863	6,716
Non-cash equity compensation	15,441	8,735
Legal Settlement	(432)	18,200
Changes in operating assets and liabilities	20,269	11,035

Net cash provided by operating activities	18,122	11,477

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,254)	(5,982)
Purchases of short-term investments	(145,741)	(133,802)
Sales of short-term investments	140,720	165,087
Investment in other noncurrent assets	(10,172)	—

Net cash (used in) provided by investing activities	(19,447)	25,303

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(26,104)
Proceeds received from stock option exercises	305	546
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(3,025)	11

Net cash used in financing activities	(2,720)	(25,547)

Net (decrease) increase in cash	(4,045)	11,233

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,528	20,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,483	$31,482

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
     The Company’s “Significant Accounting Policies” are discussed in more detail in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2007, especially under the heading “Footnote 2. Summary of Significant Accounting Policies”, which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov.
2. Recent accounting standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, effective January 1, 2007, we adopted the minimum threshold recognition provisions of FIN 48. See Note 3 for further information on the adoption of FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently assessing whether adoption of SFAS 159 will have an impact on our financial statements.
3. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $14.8 million to its deferred tax asset (“DTA”) and valuation allowance in the first nine months of 2007, resulting in a cumulative balance for both its DTA and valuation allowance of $76.9 million as of September 30, 2007. The DTA balance as of September 30, 2007 primarily consists of the Federal net operating loss (“NOL”), and also includes amounts for state NOLs, accrued compensation, and other DTAs which are not included in the Federal NOL. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the DTA could be realized. On a gross basis (before valuation allowances), the Company had Federal NOL carry-forwards totaling $91.8 million as of December 31, 2006, which can be applied to future taxable income. Such loss carry-forwards have remaining lives ranging from 4 to 20 years.
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
     As of September 30, 2007, the Company had a FIN 48 liability balance of $2.0 million. Of this amount, $1.5 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.5 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of September 30, 2007, the Company recorded $0.5 million of accrued interest and penalties in the statement of financial position. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2000 and state examinations for the years before 2003. Accordingly, the Company has made accounting estimates as required by GAAP. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $1.0 million.
4. Equity compensation
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

     On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During the first quarter of 2007, the portion of the warrant related to the clearance of season three of the syndicated show vested and was subsequently exercised. This vesting resulted in a charge of $5.6 million in the first quarter. Mr. Burnett exercised this portion of the warrant on a cashless basis, pursuant to which he acquired 154,112 shares and forfeited 262,555 shares based on the closing price of our Class A common stock of $19.98 the day prior to exercise. The remaining half of this warrant vested in July 2007 when the applicable milestones relating to the production of The Martha Stewart Show were achieved. This warrant will expire on March 17, 2012. For the three and nine month periods ended September 30, 2007, the Company recognized an approximate $0.6 million reduction and an approximate $6.0 million increase, respectively, to non-cash equity compensation related to this warrant. The non-cash equity compensation expense related to the vesting of the first tranche of the warrant was valued using the following average assumptions: risk-free interest rate – 5.06%; dividend yield – zero; expected volatility – 35.41%; contractual life – 5.13 years; average fair market value per option granted – $13.32. The non-cash equity compensation expense related to the amortization of the second tranche of the warrant was valued using the following average assumptions: risk-free interest rate – 4.44%; dividend yield – zero; expected volatility – 32.87%; contractual life – 4.64 years; average fair market value per option granted – $5.37.
5. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization which is shown separately within “Operating Costs and Expenses.”
6. Newsstand Adjustment
     The Company has historically paid newsstand-related fees based in part on certain estimates provided by our distribution partner. During 2006, we questioned amounts related to a portion of these bills. As a result of our negotiations with our distributor, we reached a settlement agreement pursuant to which we received a one-time refund in the amount of $3.2 million. The refund was recorded in the second quarter of 2006 as a reduction to the Publishing segment’s selling and promotion costs line on our condensed consolidated statements of operations, and accordingly is included in our results for the nine months ended September 30, 2006. We also recorded interest income of $0.3 million related to the settlement in the second quarter of 2006.
7. Inventories
     Inventory is comprised of paper stock. The inventory balance at September 30, 2007 and December 31, 2006 was $5.9 million and $4.4 million, respectively.
8. Investment in Other Noncurrent Assets
     In August 2007, as part of a transaction led by GTCR Golder Rauner, the Company invested $10.2 million ($10 million in cash and $0.2 million in related professional fees) in exchange for Class A Preferred and Common Units in United Craft MS Brands, LLC (“United Craft”). The investment gives the Company a 3.8% ownership interest in the combined crafts entity which owns EK Success, Wilton Industries, and Dimensions Holding.
     At the time of the August investment, and in connection with the acquisition by United Craft of Wilton Industries and Dimensions Holding, the Company modified the terms of its existing agreement with United Craft. In 2006 the Company had entered into a licensing relationship with United Craft and its affiliates, including EK Success, for the creation, marketing and sale of paper-based craft products. In connection with that license, the Company received a deeply subordinated equity interest in United Craft represented by Class M Common Units. The Company’s ability to realize value from that subordinated equity interest was contingent on, among other matters, majority stockholders receiving a specified rate of return in respect of their senior securities. Pursuant to the August amendment to the existing agreement, the proportionate size of the Company’s subordinated interest in the equity of United Craft was reduced and the requisite hurdle rate for the senior equity was reduced as well. Consistent with the accounting treatment of the original subordinated equity interest in United Craft, the Company will value the Class M Common Units and record the amount as deferred revenue in the Merchandising segment. The Company has engaged an external valuation services firm to value the investment, and will finalize fair value of the Class M Common Units based upon receipt of the pending valuation. The estimated fair value was immaterial in the current period.
9. Industry segments
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
10. Related Party Transactions
     The Company currently has a consulting agreement with CAK Entertainment, Inc. (“CAK Entertainment”), an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman was Chairman of the Board and a Director of the Company at the time of the agreement and thereafter. This October 2005 agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director of the Company. During the second quarter of 2007, the Company and Mr. Koppelman agreed to amend the vesting conditions for a portion of the bonus compensation potentially payable to Mr. Koppelman and CAK Entertainment pursuant to the Company’s consulting agreement with CAK Entertainment. The amendment, which was filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007, replaced a performance trigger tied to revenue goals with new performance criteria relating to adjusted EBITDA, as defined in the agreement, and acquisition goals. Mr. Koppelman’s vesting is determined by the Compensation Committee which meets periodically throughout the year but not necessarily at the end of the quarter. As of September 30, 2007, the Compensation Committee has vested Mr. Koppelman in 38% of the potential bonus compensation of this consulting agreement. Additional details of the January 2005 and October 2005 agreements and a description of other related party transactions are included in the Company’s Annual Report on Form 10-K filed with the SEC with respect to its fiscal year ended December 31, 2006.
11. Discontinued Operations
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss from operations	—	$(123)	—	$(745)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this report, the terms “we,” “us,” “our” and the “Company” refer to Martha Stewart Living Omnimedia, Inc., and its subsidiaries.
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company devoted to enriching the changing lives of today’s women. Our Company is organized into four business segments: Publishing, Merchandising, Internet and Broadcasting.
Publishing Update. In the third quarter of 2007, we continued to benefit from an increase in advertising rates and pages across our magazines and, based on current trends, we expect to see continued year-over-year growth in this regard in the near-term.
Merchandising Update. The Martha Stewart Collection launched exclusively at Macy’s and macys.com in September 2007. The line consists of a broad range of home goods, including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating, and tree-trimming items. Also, we expanded our distribution of the Martha Stewart Crafts line to independent craft retailers in addition to sales at Michaels arts and crafts stores and at marthastewartcrafts.com.
     In the third quarter, we invested $10.2 million in an entity primarily funded by GTCR Golder Rauner, LLC that acquired Wilton Industries, Inc. and Dimensions Holdings, LLC. This entity, United Craft, already owns EK Success. In connection with our investment in United Craft, we renegotiated the terms of our prior equity interest and extended our license into the area of crafting associated with Wilton Industries, namely food crafts (such as cake decoration), party favors and celebrations.
     In the third quarter of 2007, we announced our plan to launch a new co-branded flowers program with 1-800-FLOWERS.COM in the first half of 2008. This new program will feature flower arrangements, plants and gift baskets and will offer any-day and same-day delivery. Revenue related to this new agreement will be recorded in the Merchandising segment. Our existing flower business, marthastewartflowers.com, is expected to continue providing consumers flowers direct from growers’ farms through the Valentine’s Day selling season. Revenue related to this existing program will remain in the Internet segment in 2008 through the selling period.
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
     For the year ended January 31, 2007, our earned royalty based on retail sales was $29.5 million. Furthermore, $10.0 million of royalties previously paid have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.

Internet Update. In the third quarter of 2007, we continued to add content to and optimize our re-designed website, marthastewart.com, as part of our efforts to grow our online audience and share of the online advertising market.
Broadcasting Update. Season 3 of The Martha Stewart Show began in September 2007 and is being broadcast in approximately 95% of markets nationwide. The Company recently announced several new initiatives, including a licensing deal with Fine Living TV Network to air season 3 of the show in primetime on a day delay as well as a half-hour series on the DIY Network called Martha Stewart Crafts which is a compilation of crafts-themed segments from the original Martha Stewart Living show. Additionally, the Company launched Martha Stewart On Demand, a new video-on-demand service available to Comcast and Cox digital cable customers.

Results of Operations
Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006
PUBLISHING SEGMENT
(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$26,394	$18,910	$7,484
Circulation	17,138	15,827	1,311
Other	2,683	1,521	1,162

Total Publishing Revenue	46,215	36,258	9,957

Publishing Operating Costs and Expenses
Production, distribution and editorial	22,928	19,594	(3,334)
Selling and promotion	15,015	13,617	(1,398)
General and administrative	1,728	689	(1,039)
Depreciation and amortization	298	139	(159)

Total Publishing Operating Costs and Expenses	39,969	34,039	(5,930)

Publishing Operating Income	$6,246	$2,219	$4,027

     Publishing revenues increased $10.0 million, or 27%, to $46.2 million for the three months ended September 30, 2007, from $36.3 million for the three months ended September 30, 2006. Advertising revenue increased $7.5 million, primarily due to an increase in both advertising rates and pages in Martha Stewart Living magazine, which accounted for $5.2 million of the increase. Everyday Food and Body + Soul also contributed $1.4 million of the increase to advertising revenue due to increased rates and pages. Circulation revenue increased $1.3 million primarily due to the increase in frequency of Special Interest Publications which included three issues in 2007 compared to one issue in 2006. The increase in frequency of Blueprint issues also contributed to higher circulation and advertising revenue with the publication of two issues in 2007 compared to one test issue in 2006. Other revenue increased $1.2 million primarily due to the delivery of two additional books in the quarter related to the new 10-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	Third Quarter 2007	Third Quarter 2006

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Two Issues	Two Issues
Blueprint	Two Issues	One Issue
Body + Soul	Two Issues	Two Issues
Dr. Andrew Weil’s Self Healing Newsletter	Three Issues	Three Issues
Special Interest Publications	Three Issues	One Issue
     Production, distribution and editorial expenses increased $3.3 million, primarily reflecting the higher physical costs associated with the increase in advertising pages and circulation of Martha Stewart Living as well as the costs associated with publishing two additional Special Interest Publications and one additional Blueprint issue compared to the prior year quarter. Selling and promotion expenses increased $1.4 million due to higher compensation costs as well as higher marketing costs associated with Everyday Food. General and administrative expenses increased $1.0 million primarily due to higher compensation costs. Included within the Publishing segment is a $1.7 million investment in Blueprint compared to an investment of $1.2 million in the prior year quarter.

MERCHANDISING SEGMENT
(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$5,231	$6,062	$(831)
Other	5,720	5,833	(113)

Total Merchandising Revenue	10,951	11,895	(944)

Merchandising Operating Costs and Expenses
Production, distribution and editorial	3,512	3,137	(375)
Selling and promotion	1,625	839	(786)
General and administrative	2,144	1,995	(149)
Depreciation and amortization	92	256	164

Total Merchandising Operating Costs and Expenses	7,373	6,227	(1,146)

Merchandising Operating Income	$3,578	$5,668	$(2,090)

     Merchandising revenues decreased $0.9 million, or 8%, to $11.0 million for the three months ended September 30, 2007 compared to $11.9 million for the three months ended September 30, 2006. Retail sales of our product at Kmart declined 14% on a comparable store basis and 15% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2007. We expect the minimum guarantees will exceed actual royalties earned from retail sales through January 31, 2008 due to store closings, lower same-store sales trends and decreased assortment of product categories. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. Other revenue decreased due to a 2006 favorable dispute resolution with a former merchandising licensee of $3.0 million. This decrease was largely offset by the 2007 launch of the Martha Stewart Collection at Macy’s and macys.com as well as sales from other new initiatives such as Martha Stewart Crafts. Additionally, the decrease in other revenue was offset by services we provided to our partners for creative services projects including KB Home model merchandising and other related projects.
     Production, distribution and editorial expenses increased $0.4 million primarily due to higher allocated compensation costs. Selling and promotion expenses increased $0.8 million primarily due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects.

INTERNET SEGMENT
(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Internet
Advertising	$2,237	$1,494	$743
Product	1,033	1,333	(300)

Total Internet Revenue	3,270	2,827	443

Internet Operating Costs and Expenses
Production, distribution and editorial	2,731	2,214	(517)
Selling and promotion	1,402	580	(822)
General and administrative	942	713	(229)
Depreciation and amortization	342	73	(269)

Total Internet Operating Costs and Expenses	5,417	3,580	(1,837)

Internet Operating Loss	$(2,147)	$(753)	$(1,394)

     Internet revenues increased $0.4 million, or 16%, to $3.3 million for the three months ended September 30, 2007, from $2.8 million for the three months ended September 30, 2006. Advertising revenue increased $0.7 million due to higher advertising rates. Product revenue decreased $0.3 million due to actual earned royalties in 2007 which were lower than the minimum guarantees recognized in 2006. The decrease is partially offset by our direct-to-consumer floral business.
     Production, distribution and editorial costs increased $0.5 million due primarily to higher staffing associated with our new advertising-based website. Selling and promotion expense increased $0.8 million due to higher compensation costs and higher expenses associated with attracting new users to the website. General and administrative expenses increased $0.2 million due to increases in facilities allocations. Depreciation and amortization expenses increased $0.3 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT
(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$3,940	$3,677	$263
Radio	1,875	1,877	(2)
Licensing and other	3,005	4,516	(1,511)

Total Broadcasting Revenue	8,820	10,070	(1,250)

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	5,886	7,383	1,497
Selling and promotion	1,758	1,462	(296)
General and administrative	1,778	2,236	458
Depreciation and amortization	248	758	510

Total Broadcasting Operating Costs and Expenses	9,670	11,839	2,169

Broadcasting Operating Loss	$(850)	$(1,769)	$919

     Broadcasting revenues decreased $1.3 million, or 12%, to $8.8 million for the three months ended September 30, 2007, from $10.1 million for the three months ended September 30, 2006. Advertising revenue increased $0.3 million due to the increase in product integration revenue, advertising rates and advertising inventory (related to our revised season 3 distribution agreement), partially offset by a decline in ratings. Licensing revenue decreased $1.5 million primarily due to the lack of distribution in the secondary cable market for season 2 of The Martha Stewart Show and lower season 2 license fees from stations compared to season 1. Season 3 of The Martha Stewart Show benefits from a new distribution agreement in the secondary cable market with the Fine Living channel. Also, in exchange for season 3 license fees, the Company gained additional advertising inventory for the new season. The impact of these season 3 changes was minimal in the third quarter because the new season launched in the middle of September 2007.
     Production, distribution and editorial expenses decreased $1.5 million due to lower production costs for season 2 of The Martha Stewart Show compared to season 1. The Company expects to have continued production cost savings for season 3. Additionally, there was a favorable 2007 adjustment of $0.6 million in non-cash compensation associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. Selling and promotion expenses increased due to the timing of marketing costs for the launch of season 3 compared to the season 2 launch. General and administrative expenses decreased $0.5 million due to lower compensation costs. Depreciation and amortization decreased $0.5 million as the result of full depreciation of The Martha Stewart Show set in the second quarter of 2007.

CORPORATE
(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$11,095	$12,246	1,151
Depreciation and amortization	643	1,046	403

Total Corporate Operating Costs and Expenses	11,738	13,292	1,554

Corporate Operating Loss	$(11,738)	$(13,292)	$1,554

     Corporate operating costs and expenses decreased $1.6 million, to $11.7 million for the three months ended September 30, 2007, from $13.3 million for the three months ended September 30, 2006. General and administrative expenses decreased $1.2 million primarily due to lower non-cash compensation costs as well as a one-time favorable real estate tax credit. Depreciation and amortization expenses decreased $0.4 million as certain computer software assets are now fully depreciated.
OTHER ITEMS
Interest income, net. Interest income, net, was $0.8 million for the quarter ended September 30, 2007, compared to $1.2 million for the prior year quarter. The decrease was attributable primarily to lower average balances of cash, cash equivalents and short-term investment balances as compared to the prior year quarter.
Legal settlement. In the prior year quarter ended September 30, 2006, the Company recorded a litigation reserve of $18.2 million associated with the estimated settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation. In the second quarter of 2007, the settlement received Court approval and the related reserve was adjusted to reflect the final settlement. There was no charge in the current quarter ended September 30, 2007 related to this settlement.
Income tax expense. Income tax expense for the quarter ended September 30, 2007 was $0.3 million, compared to $0.2 million for the quarter ended September 30, 2006.
Loss from discontinued operations. The Company had no loss from discontinued operations in the current period compared to a loss of $(0.1) million for the quarter ended September 30, 2006. Discontinued operations represent the operations of The Wedding List, which the Company decided to discontinue in 2002. The prior year expenses are related primarily to facilities.
Net loss. Net loss was $(4.4) million for the quarter ended September 30, 2007, compared to a net loss of $(25.2) million for the quarter ended September 30, 2006, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
PUBLISHING SEGMENT
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Publishing Revenue
Advertising	$75,603	$59,370	$16,233
Circulation	53,560	51,267	2,293
Other	5,148	2,796	2,352

Total Publishing Revenue	134,311	113,433	20,878

Publishing Operating Costs and Expenses
Production, distribution and editorial	67,917	61,608	(6,309)
Selling and promotion	49,420	40,989	(8,431)
General and administrative	3,491	2,150	(1,341)
Depreciation and amortization	886	458	(428)

Total Publishing Operating Costs and Expenses	121,714	105,205	(16,509)

Publishing Operating Income	$12,597	$8,228	$4,369

     Publishing revenues increased $20.9 million, or 18%, to $134.3 million for the nine months ended September 30, 2007, from $113.4 million for the nine months ended September 30, 2006. Advertising revenue increased $16.2 million, primarily due to an increase in both advertising rates and pages in Martha Stewart Living magazine, which accounted for $10.5 million of the increase. Everyday Food and Body + Soul also contributed $4.2 million of the increase to advertising revenue due to increased pages and rate. Circulation revenue increased $2.3 million primarily due to the increase in frequency of Special Interest Publications which included five issues in 2007 compared to three issues in 2006. Circulation revenue also increased due to the publication of four Blueprint issues in 2007 compared to two test issues in 2006 as well as a special issue of Martha Stewart Weddings published in 2007, with no comparable 2006 issue. Other revenue increased $2.4 million primarily due to the delivery of three books in 2007 related to the new 10-book agreement with Clarkson Potter/Publishers as well as the release of the book, Everyday Food: Great Food Fast.
Magazine Publication Schedule

	Nine months ended September 2007	Nine months ended September 2006

Martha Stewart Living	Nine Issues	Nine Issues
Everyday Food	Eight Issues	Eight Issues
Martha Stewart Weddings	Three Issues	Two Issues
Blueprint	Four Issues	Two Issues
Body + Soul	Six Issues	Six Issues
Dr. Andrew Weil’s Self Healing Newsletter	Nine Issues	Nine Issues
Special Interest Publications	Five Issues	Three Issues
     Production, distribution and editorial expenses increased $6.3 million, primarily reflecting the higher physical costs associated with the increase in advertising pages and circulation of Martha Stewart Living as well as the costs associated with publishing two additional issues of Blueprint in 2007. Selling and promotion expenses increased $8.4 million, primarily due to a favorable 2006 one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Additionally, selling and promotion expenses increased due to a 2007 non-recurring, employee-related separation charge, higher compensation costs, an increase in newsstand distribution of Martha Stewart Living and higher marketing costs associated with Everyday Food. General and administrative expenses increased $1.3 million primarily due to higher compensation costs. Included within the Publishing segment is a $5.5 million investment in Blueprint compared to an investment of $4.0 million for the nine months ended September 30, 2006.

MERCHANDISING SEGMENT
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Merchandising Revenue
Kmart earned royalty	$17,977	$21,218	$(3,241)
Kmart minimum true-up	2,648	2,107	541
Other	14,279	10,988	3,291

Total Merchandising Revenue	34,904	34,313	591

Merchandising Operating Costs and Expenses
Production, distribution and editorial	9,897	9,180	(717)
Selling and promotion	5,232	1,987	(3,245)
General and administrative	5,685	5,402	(283)
Depreciation and amortization	285	764	479

Total Merchandising Operating Costs and Expenses	21,099	17,333	(3,766)

Merchandising Operating Income	$13,805	$16,980	$(3,175)

     Merchandising revenues increased $0.6 million, or 2%, to $34.9 million for the nine months ended September 30, 2007, from $34.3 million for the nine months ended September 30, 2006. Actual retail sales of our product at Kmart declined 17% on a comparable store basis and 18% on a total store basis. The royalty rate under our agreement with Kmart increased approximately 3% on February 1, 2007. The pro-rata portion of revenue related to the contractual minimum amounts covering the current period, net of amounts subject to recoupment, is listed separately above. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. We expect the minimum guarantees will exceed actual royalties earned from retail sales through January 31, 2008 primarily due to store closings, lower same-store sales trends and decreased assortment of product categories. Other revenue increased largely due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects. In addition, other revenue increased due to the execution of the endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines. The launch of the Martha Stewart Collection at Macy’s and macys.com contributed to the increase in other revenue as well as sales from other new initiatives including Martha Stewart Crafts. These increases in other revenue are partially offset by a 2006 favorable dispute resolution with a former merchandising licensee of $3.0 million.
     Production, distribution and editorial expenses increased $0.7 million primarily due to higher allocated compensation costs. Selling and promotion expenses increased $3.2 million primarily due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects.

INTERNET SEGMENT
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Internet
Advertising	$6,483	$4,895	$1,588
Product	5,500	5,514	(14)

Total Internet Revenue	11,983	10,409	1,574

Internet Operating Costs and Expenses
Production, distribution and editorial	10,592	7,240	(3,352)
Selling and promotion	4,408	2,157	(2,251)
General and administrative	2,930	1,586	(1,344)
Depreciation and amortization	847	176	(671)

Total Internet Operating Costs and Expenses	18,777	11,159	(7,618)

Internet Operating Loss	$(6,794)	$(750)	$(6,044)

     Internet revenues increased $1.6 million, or 15%, to $12.0 million for the nine months ended September 30, 2007, from $10.4 million for the nine months ended September 30, 2006. Advertising revenue increased $1.6 million due to higher advertising rates and higher sales of advertising inventory.
     Production, distribution and editorial costs increased $3.4 million due primarily to higher staffing and technology expenses associated with our new advertising-based website. Selling and promotion expense increased $2.3 million due to higher compensation expenses associated with developing an internet advertising sales force and higher costs associated with attracting new users to the website. General and administrative expenses increased $1.3 million due to increases in personnel and facilities allocations. Depreciation and amortization expenses increased $0.7 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Broadcasting Revenue
Advertising	$11,291	$11,978	$(687)
Radio	5,625	5,629	(4)
Licensing and other	11,292	15,541	(4,249)

Total Broadcasting Revenue	28,208	33,148	(4,940)

Broadcasting Operating Costs and Expenses
Production, distribution and editorial	25,260	22,547	(2,713)
Selling and promotion	3,143	3,146	3
General and administrative	5,677	6,860	1,183
Depreciation and amortization	1,947	2,257	310

Total Broadcasting Operating Costs and Expenses	36,027	34,810	(1,217)

Broadcasting Operating Loss	$(7,819)	$(1,662)	$(6,157)

     Broadcasting revenues decreased $4.9 million, or 15%, to $28.2 million for the nine months ended September 30, 2007, from $33.1 million for the nine months ended September 30, 2006. Advertising revenue decreased slightly due to a decline in ratings partially offset by the increase in product integration revenue, advertising rates and advertising inventory (related to our revised season 3 distribution agreement). Licensing revenue decreased primarily due to the lack of distribution in the secondary cable market for season 2 of The Martha Stewart Show and lower license fees from stations for season 2 compared to season 1. Season 3 of The Martha Stewart Show includes a new distribution agreement in the secondary cable market with the Fine Living channel. Also, in exchange for season 3 license fees, the Company gained additional advertising inventory for the new season. The impact of these season 3 changes was minimal in the period because the new season launched in the middle of September 2007.
     Production, distribution and editorial expenses increased $2.7 million due principally to a non-cash charge of $7.7 million associated with the vesting of a portion of a warrant granted in connection with the production of the syndicated TV program. These costs were partially offset by lower production costs for The Martha Stewart Show which were approximately $1.7 million less for season 2 compared to season 1. Production costs are expected to continue to decrease for the new season 3 of the syndicated show. General and administrative expenses decreased $1.2 million due to a 2006 asset write-down, the reduction of 2007 facility expenses due to the shutdown of the Connecticut television studios in the prior year and lower compensation costs.

CORPORATE
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$35,143	$37,142	1,999
Depreciation and amortization	1,898	3,061	1,163

Total Corporate Operating Costs and Expenses	37,041	40,203	3,162

Corporate Operating Loss	$(37,041)	$(40,203)	$3,162

     Corporate operating costs and expenses decreased $3.2 million, to $37.0 million for the nine months ended September 30, 2007, from $40.2 million for the nine months ended September 30, 2006. General and administrative expenses decreased $2.0 million principally due to lower non-cash compensation costs and a one-time favorable real estate tax credit partially offset by non-recurring, employee-related separation costs. Depreciation and amortization expenses decreased $1.2 million as certain computer software assets are now fully depreciated.
OTHER ITEMS
Interest income, net. Interest income, net, was $2.3 million for the nine months ended September 30, 2007, compared to $3.6 million for the prior year period. The decrease was attributable primarily to lower average balances of cash, cash equivalents and short-term investment balances as compared to the prior year period partially offset by higher average interest rates.
Legal settlement. In the prior year period ended September 30, 2006, the Company recorded a litigation reserve of $18.2 million associated with the estimated settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation. In the second quarter of 2007, the settlement received Court approval and the related reserve was adjusted to reflect the final settlement.
Income tax expense. Income tax expense was $0.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
Loss from discontinued operations. The Company had no loss from discontinued operations in the current period compared to loss of $(0.7) million for the nine months ended September 30, 2006. Discontinued operations represent the operations of The Wedding List, which the Company decided to discontinue in 2002. The prior year expenses are related primarily to facilities.
Net loss. Net loss was $(23.0) million for the nine months ended September 30, 2007, compared to a net loss of $(33.2) million for the nine months ended September 30, 2006, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     During the third quarter of 2007, our overall cash and cash equivalents decreased $4.0 million from the beginning of the year principally due to our investment in United Craft as described above. The cash outflow due to the investment was partially offset by positive cash flow from operations which benefited from the satisfaction of a year-end receivable due from Kmart. Cash, cash equivalents and short-term investments were $64.8 million and $63.8 million at September 30, 2007 and December 31, 2006, respectively. We believe, as described further below, that our available cash balances and short-term investments together with continued positive cash flow from operations will be sufficient to meet our operating and recurring cash needs for the remainder of 2007.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $18.1 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively. In 2007, cash flow from operations was primarily due to the changes in operating assets and liabilities of $20.3 million, the majority of which was the result of the satisfaction of a year-end receivable due from Kmart. Operating assets and liabilities also benefited from an increase in accrued employee separation charges and accrued bonuses and an increase in deferred revenue as certain of our media deals have been pre-paid. These increases were partially offset by lower deferred subscription income and higher Publishing accounts receivable due to an increase in advertising sales across our publications.
Cash Flows from Investing Activities
     Cash flows (used in) provided by investing activities were $(19.4) million and $25.3 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows used in investing activities in the third quarter of 2007 resulted from purchases of short-term investments of $(145.7) million, an investment in United Craft of $(10.2) million and capital expenditures of $(4.3) million partially offset by sales of short-term investments of $140.7 million. Cash used for capital expenditures was due to the addition of a fractional ownership interest in a corporate aircraft, the continued investment in the website marthastewart.com and computer hardware for employees.
Cash Flows from Financing Activities
     Cash flows used in financing activities were $(2.7) million and $(25.5) million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows used in financing activities due to the cash costs associated with remitting payroll related tax obligations associated with the vesting of certain restricted stock grants partially offset by proceeds received from exercise of stock options. Prior year cash flows included a special one-time dividend payment of $(26.1) million.
Other
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, the Company is required to satisfy certain debt covenants, with which we were compliant as of September 30, 2007. We had no outstanding borrowings under this facility as of September 30, 2007. Of a total line of $5.0 million, we currently have letters of credit drawn on $3.3 million.
Seasonality and Quarterly Fluctuations
     Several of our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. In our Internet segment, revenue from marthastewartflowers.com is tied to key holidays during the year, while advertising revenue on

marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
General
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, deferred production costs, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Publishing advertising revenue is recorded upon release of magazines for sale to consumers and is stated net of agency commissions and cash and sales discounts. Subscription revenue is recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenue in our Publishing segment is recognized based upon assumptions with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers or licensing counterparties to make required payments. If the financial condition of our customers or licensing counterparties were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Licensing based revenue, most of which is in our Merchandising segment, is accrued on a monthly basis based on the specific terms of each contract. Under certain agreements, revenue is accrued based on actual sales while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis. Internet advertising revenue is generally based on the sale of impression-based advertisements, which is recorded in the period in which the advertisements are delivered. Television advertising revenue is recorded when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and distribution fees. Television royalties are recorded as earned in accordance with specific terms of each agreement.
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
Intangible assets
     We are required to analyze our goodwill on an annual basis as well as when events and circumstances indicate an impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. The recording of any resulting impairment loss could have a material adverse effect on the Company’s financial statements.
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in the three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 3 in the unaudited condensed consolidated financial statements for additional information.
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

Forward-looking Statements and Risk Factors
     Except for historical information contained in this Quarterly Report, the statements in this Quarterly report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. The Company’s actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following among others:
o	adverse reactions to publicity relating to Martha Stewart by consumers, advertisers and business partners;

o	a loss of the services of Ms. Stewart;

o	a loss of the services of other key personnel;

o	loss or failure of merchandising and licensing programs;

o	failure to protect our intellectual property;

o	a softening of the domestic advertising market;

o	downturns in national or local economies;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	unanticipated increases in paper, postage or printing costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions;

o	failure to predict, respond to and influence trends in consumer taste; and

o	changes in government regulations affecting the Company’s industries.
These and other factors are discussed in more detail in this Quarterly Report on Form 10-Q under the heading “Part II. Other Information, Item 1A. Risk Factors.” The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
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
Evaluation of Changes in Internal Control over Financial Reporting
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the third quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     There have been no material changes from legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the settlement agreement related to the class action lawsuit previously reported in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, which was approved by the court on May 29, 2007.
ITEM 1A. RISK FACTORS
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
     Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements. Some of these agreements are exclusive and have a duration of many years. While we require that our licensees maintain the quality of our brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand name. There is also a risk that the extension of our brand into new business areas will meet with disapproval from consumers. We have limited experience in merchandising in some of these business areas. We cannot guarantee that these programs will be fully implemented, or if they will be successful when they are in place. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusive nature and multi-year terms of these agreements. Disputes with new or existing licensees may arise which could hinder our ability to grow or expand our product lines. Such disputes also could prevent or delay our ability to collect licensing revenue we expect in connection with such products. If such developments occur or our merchandising programs are otherwise not successful, our brand recognition, business, financial condition and prospects could be materially adversely affected.
     Our Merchandising business and licensing programs may suffer from downturns in the health and stability of the general economy or housing market.
     Reduction in the availability of credit, increased heating and gas expenses, slowing housing turnover or a downturn in the housing market could limit consumers’ discretionary spending or affect their confidence. These and other adverse consumer trends may lead to reduced spending on general merchandise, homes and home improvement projects, categories in which we license our brand. A downturn in consumer spending would adversely impact consumer sales generally, resulting in weaker revenues from our licensed products. Such a trend would adversely impact our business, financial condition and prospects.
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
     Our television production business is subject to a number of uncertainties. Our business and financial condition could be adversely affected by:
     Failure of our television programming to maintain a sufficient audience
     Television production is a speculative business because revenues derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information. The Martha Stewart Show television program has experienced a decline in ratings consistent with the general decline in daytime broadcast television viewers discussed in the paragraph below and due, in part, to a decision by many stations to shift the airing of the show to a less favorable time. These developments have negatively impacted our television advertising revenues. If ratings for the show were to further decline, it would adversely affect the advertising revenues we derive from television and may result in the television program being broadcast on fewer stations. A further ratings decline could make it economically inefficient to continue production of the program in the daily one-hour format or otherwise. If production of the television program were to cease, it would result in the loss of a significant marketing platform for the Company and its products as well as a writedown of our capitalized programming costs. The amount of any writedown would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.
     Adverse trends in the television production business generally
     Television revenues may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in daytime broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. All of these factors may quickly change, and these changes cannot be predicted with certainty. While we currently benefit from our ability to sell advertising on our television programs, if these changes occur, we can make no assurance that we will continue to be able to sell this advertising or that our advertising rates can be maintained. Accordingly, if any of these changes were to occur, the revenues we generate from television programming could decline.
     We have placed emphasis on building our Internet community. Failure to fulfill these undertakings would adversely affect our brand and business prospects.

     Our growth depends to a significant degree upon the development of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an Internet-based community. In response to initial results from the relaunch of the marthastewart.com site in the second quarter, which were below expectations, we made changes to the site. Although key metrics increased in October, we cannot make assurances that those changes will enable us to sustain growth for our site in the long term. In order for our Internet business to succeed, we must, among other things:
•	significantly increase our online traffic and revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content, products and tools we offer over our website;

•	respond to competitive developments while maintaining a distinct brand identity;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring new product features to market in a timely manner.
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
     Ms. Stewart controls all of our outstanding shares of Class B common stock, representing approximately 92% of our voting power. The Class B common stock has ten votes per share, while Class A common stock, which is the stock available to the public, has one vote per share. Because of this dual-class structure, Ms. Stewart has a disproportionately influential vote. As a result, Ms. Stewart has the ability to control unilaterally the outcome of all matters requiring stockholder approval, including the election and removal of our entire board of directors and any merger, consolidation or sale of all or substantially all of our assets, and the ability to control our management and affairs. While her recent settlement with the SEC bars Ms. Stewart for the five-year period ending in August 2011 from serving at the Company as a director, or as an officer with financial responsibilities, her concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses and stockholders.
     Our intellectual property may be infringed upon or others may accuse us of infringing on their intellectual property, either of which could adversely affect our business and result in costly litigation.

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
     Our continued success depends upon our ability to attract and retain key management executives, as well as upon a number of key members of our creative staff. The loss of some of our senior executives or key members of our creative staff, or an inability to attract or retain other key individuals, could materially adversely affect us. Continued growth and success in our business depends, to a large degree, on our ability to retain and attract such employees.
     We operate in four highly competitive businesses: Publishing, Merchandising, Internet and Broadcasting each of which subjects us to competitive pressures.
     We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Merchandising, Internet and Broadcasting. We have described these competitive pressures in each of the pertinent business descriptions in our most recent Annual Report on Form 10-K filed with the SEC on March 14, 2007. Please see “Business — Publishing—Competition,” “Business — Merchandising—Competition,” “Business — Internet—Competition” and “Business — Broadcasting—Competition,” in the Annual Report for a description of our competitive risks in the applicable business line.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information about the Company’s purchases of its common stock during each month of the quarter ended September 30, 2007:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
July 2007(1)	21,001	$16.04	Not applicable	Not applicable
August 2007(1)	22,739	12.98	Not applicable	Not applicable
September 2007(1)	4,079	11.84	Not applicable	Not applicable

Total for quarter ended Sept 30, 2007	47,819	$13.94	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the third quarter of 2007, no matters were submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
(a) Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title

3.1	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

10.1	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment, dated as of July 19, 2007, amending the Consulting Agreement dated October 21, 2005 between the parties (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended June 30, 2007).

10.2	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Martha Stewart extending that certain Location Rental Agreement, dated as of September 17, 2004, between the parties.*

10.3	Employment Agreement dated as June 25, 2007 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.*

10.4	2008 Executive Severance Pay Plan*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 9, 2007

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)