Form 10-K
period 2007-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2008-03-17
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 30, 2007, was $408,967,135.*

*Excludes 2,938,623 shares of our Class A Common Stock, and 26,722,032 shares of our Class B Common Stock, held by directors, officers and our founder, as of June 30, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.

Number of Shares Outstanding As of March 10, 2008:
27,129,447 shares of Class A Common Stock
26,690,125 shares of Class B Common Stock

Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for
Its 2008 Annual Meeting of Stockholders are Incorporated
by Reference into Part III of This Report.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

FORWARD-LOOKING STATEMENTS

All statements in this Annual Report on Form 10-K, except to the extent describing historical facts, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” as detailed in Item 1A of this Annual Report on Form 10-K, as well as other factors, including those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements herein speak only as of the date of filing of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

PART I

Item 1.  Business.

OVERVIEW

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The company is comprised of four business segments: Publishing, Merchandising, Internet and Broadcasting, a combination that enables us to cross-promote our content and products.

Our growth strategy is three-pronged:

•	Continue to increase advertising on our media platforms, including publishing, broadcasting and online, through cross-platform, omnimedia initiatives;
•	Leverage our brands through merchandising relationships; and
•	Create, launch and/or acquire new brands

As part of our brand acquisition strategy, we recently announced our agreement to acquire all the assets related to Chef Emeril Lagasse’s businesses, other than his restaurants and corporate office (subject to certain closing conditions), in exchange for approximately $45 million in cash and $5 million in our Class A Common Stock and an additional payment of up to $20 million based upon the achievement of certain operating metrics in 2011 and 2012.

The media and merchandise we create generally encompasses eight core areas:

•	Cooking and Entertaining (recipes, techniques, and indoor and outdoor entertaining)
•	Holidays (celebrating special days and special occasions)
•	Crafts (how-to projects)
•	Home (decorating, collecting and renovating)
•	Whole Living (healthy living and sustainable practices)
•	Weddings (all aspects of planning, celebrating and commemorating a wedding)

•	Organizing (homekeeping, petkeeping, clotheskeeping, restoring and other types of domestic maintenance)
•	Gardening (planting, landscape design and outdoor living)

As of March 10, 2008, we had approximately 760 employees. Our revenues from foreign sources were $12.3 million, $15.6 million and $9.3 million in 2007, 2006 and 2005, respectively. Substantially all of our assets are located within the United States.

HISTORY

Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books on a variety of our core content areas. In 1991, Time Publishing Ventures, Inc. (“TPV”), a subsidiary of Time Inc., launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a weekly television program, Living, hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In late 1996 and early 1997, a series of transactions occurred resulting in MSLO LLC acquiring substantially all Martha Stewart-related businesses. Ms. Stewart was the majority owner of MSLO LLC; TPV retained a small equity interest in the business. On October 22, 1999, MSLO LLC merged into MSO, then a wholly owned subsidiary of MSLO LLC. Immediately following the merger, we consummated an initial public offering.

BUSINESS SEGMENTS

Our four business segments are described below. Additional financial information relating to these segments may be found in Note 15 to our Consolidated Financial Statements.

PUBLISHING

In 2007, our Publishing segment accounted for 56% of our total revenues, consisting of operations related to magazine and book production. Revenues from magazine advertising and circulation represented approximately 58% and 39%, respectively, of the segment’s revenues in 2007.

Magazines

Martha Stewart Living. Our flagship magazine, Martha Stewart Living, is the foundation of our publishing business. Launched in 1991 as a quarterly publication with a circulation of 250,000, we currently publish Martha Stewart Living on a monthly basis with a rate base of 2 million, effective January 1, 2008. The magazine appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living offers lifestyle ideas and original how-to information in a highly visual, upscale editorial environment. The magazine has won numerous prestigious industry awards and generates a substantial majority of our magazine revenues, primarily from advertising revenue.

Everyday Food. We launched Everyday Food in September of 2003 after publishing four test issues. This digest-sized magazine featuring quick, easy recipes was created for the supermarket shopper and the everyday cook. Everyday Food targets women ages 25 to 49, and is intended to broaden our consumer audience while developing a new brand and diversifying our revenue.

Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994, originally as an annual publication. In 1997, it went to semi-annual publication and became a quarterly in 1999. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands.

Body + Soul. In August 2004, we acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter (“Body & Soul Group”), which are publications featuring “natural living” content. The magazine generates both advertising and circulation revenue, while the newsletter generates substantially all of its revenue from subscriptions. Body & Soul Group also sells a limited line of merchandise related to “natural living,” which we record as publishing revenue attributed to Body + Soul.

Blueprint: Design Your Life. In 2006, we began testing a new magazine called Blueprint: Design Your Life. Geared to women ages 25-39, Blueprint targeted a different demographic than our core consumer, while maintaining our distinctive “how-to” approach, covering home, fashion, and beauty. After two test issues in 2006 and six in 2007, we decided to discontinue publishing the title on a stand-alone basis after the January/February 2008 issue.

Magazine Summary

Certain information related to our 2007 issues of subscription magazines is as follows:

		Yearly		2007 Rate
Title	Description	Frequency		Base *
Martha Stewart Living	Home and women’s lifestyle	12		1,950,000
Everyday Food	Cooking	10		875,000
Martha Stewart Weddings	Weddings	5	**	N/A ***
Body + Soul	Whole living	8	****	450,000
Blueprint	Women’s lifestyle	6	*****	400,000

*	Current 2008 rate bases are: Martha Stewart Living (2,000,000); Everyday Food (900,000); and Body + Soul (550,000)
**	2007 included one special issue of Martha Stewart Weddings: Special Color Issue
***	Does not have a stated rate base.
****	2008 yearly frequency will increase to 10 issues of Body+ Soul
*****	Blueprint was launched in May 2006 and discontinued as a stand-alone publication after the January/February 2008 issue.

Special Interest Publications. In addition to our periodic magazines, we publish certain special interest magazine editions. We began with one in 1998 and published nine in 2007. Our Special Interest Publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our Special Interest Publications can be sponsored by a single advertiser, multiple advertisers, or contain no advertising; and may be sold at newsstands and/or distributed to subscribers with issues of Martha Stewart Living. In 2007, we published Good Things for the Kitchen, Martha Stewart Living: Outdoor Living, Good Things for Kids, Good Things for the Home, Martha Stewart Holiday: Halloween, Everyday Food Holiday Baking and three Body + Soul specials.

Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R. R. Donnelly and currently purchase paper through an agreement with Time Inc. While paper for use in our magazines is widely available, volatility in the paper market is currently applying upward pressure on paper prices. We also expect to see a mid-year 2008 increase in postage expense. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is handled by Time Warner Retail, an affiliate of Time Inc., under a more favorable, revised agreement that expires with the December 2010 issue of Martha Stewart Living. We expect that prices charged for distribution through national wholesalers will increase in 2008. Subscription fulfillment services for our magazines are provided by Time Customer Services, another affiliate of Time Inc., under an agreement that expires in June 2014.

Books

In the second quarter of 2007, we announced a multi-year agreement with Clarkson Potter/Publishers to publish 10 books beginning with Martha Stewart Living Cookbook Volume I: The Original Classics; Martha Stewart Living Cookbook Volume II: The New Classics; and Martha Stewart’s Wedding Cakes. In the fourth quarter of 2007, we signed an amendment to the agreement with Clarkson Potter to deliver an additional two books for a total of 12 books to be published over multiple years. In addition to these 2007 titles, we have produced over 60 books including the recent best-sellers: Martha Stewart’s Homekeeping Handbook: The Essential Guide to Caring for Everything in Your Home; Everyday Food: Great Food Fast; and Martha Stewart’s Baking Handbook.

Competition

Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines and websites. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category and websites. Body + Soul competes for readers and advertising dollars primarily with women’s lifestyle and natural living magazines and websites. Our Special Interest Publications can compete with a variety of magazines depending on the focus of the particular issue.

Seasonality

Our Publishing segment can experience fluctuations in quarterly performance due principally to publication schedule variations from year to year, timing of direct mail expenses, delivery schedule of our long-term book contract, and other seasonal factors. Martha Stewart Weddings was published five times in 2007: three issues in the second quarter and two issues in the fourth quarter. Additionally, the publication schedule for our Special Interest Publications can vary and lead to quarterly fluctuations in the Publishing segment’s results.

MERCHANDISING

Our Merchandising segment contributed 26% of our total revenues in 2007. The segment consists of operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various proprietary trademarks, in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and promotional materials. Our retail partners source the products through a manufacturer base and are mostly responsible for the promotion of the product. Our licensing partners source and/or produce the branded products together with other lines they make or sell. Our licensing agreements require us to maintain no inventory and incur no meaningful expenses other than employee compensation.

Licensed Retail Partnerships

Martha Stewart Everyday at Kmart and Sears Canada

Martha Stewart Everyday is our mass-market brand. Currently, the label is associated with products that generally fall into the following categories: Home (which includes sheets, towels, pillows, bath accessories, window treatments and kitchen textiles); Garden (which includes outdoor furniture and accessories); Kitchen

(which includes cookware, bakeware, utensils, dinnerware, flatware, and beverageware); Keeping (which includes organizational products relating to the pantry, closet and laundry); Decorating (which includes mirrors, picture frames, candles, and lamps); Ready-to-Assemble furniture (living, dining, bath and bedroom furniture); and Holiday (which includes artificial Christmas trees, decorating products, wrapping and ornaments).

In the United States and Canada, all of these products are sold under exclusive agreements. In the United States we have an exclusive license agreement with Kmart Corporation in the mass-market channel. In 2007, Kmart represented 76% of total revenues in our Merchandising segment and 21% of total Company revenues due principally to the contractual minimum guarantee (see “Management’s Discussion and Analysis – Executive Summary” for details regarding our contract with Kmart). In Canada, we have an exclusive license agreement with Sears Canada, which launched the Martha Stewart Everyday brand label in September 2003.

We own the Martha Stewart Everyday trademark and generally retain all intellectual property rights related to the designs of merchandise, packaging, signage and collateral materials developed for the various programs.

Martha Stewart Collection at Macy’s

In September 2007, we launched the Martha Stewart Collection exclusively at Macy’s. The Martha Stewart Collection line encompasses a broad range of home goods, including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating and trim-a-tree items. We own the Martha Stewart Collection trademark and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.

Martha Stewart at Costco

In December 2007, we introduced our first product as part of an agreement with Costco to sell prepared food co-branded with Costco’s private label brand, Kirkland Signature. Our soups began selling in January 2008, and we anticipate launching a series of fresh, refrigerated and frozen food products throughout the year.

Martha Stewart Colors at Lowe’s

In 2007, we launched a Martha Stewart-branded interior and exterior paint palette program called Martha Stewart Colors. The palette is available exclusively at Lowe’s stores in the United States and Canada.

Martha Stewart Flowers with 1-800-Flowers

In 2007, we announced our partnership with 1-800-Flowers to create an exclusive, new, co-branded floral, plant and gift-basket program beginning in 2008. This licensing agreement will provide an opportunity to participate in the same-day delivery of the flowers market.

Digital Photography Products

In 2006, we began a two-year agreement with Kodak Imaging Network to develop a line of branded Martha Stewart personalized photo products. The product line includes cards, calendars (non-branded), photo-books and stickers. In 2007, we partnered with Shutterfly to offer Martha Stewart-branded photo-books and cards, although the parties will be phasing out this relationship during 2008. The financial results from the sales of these digital products were reported in the Internet segment through December 31, 2007. In 2008, the digital photography product business will be managed and reported in the Merchandising segment as a licensed retail partnership.

Licensed Manufacturing Partnerships

Martha Stewart Crafts

In May 2007, we launched Martha Stewart Crafts products at over 900 Michael’s stores, and in August 2007, pursuant to our licensing relationship with EK Success, LTD and GTCR Golder Rauner, LLC, began distributing product to certain independent craft stores across the United States. In August 2007, we invested $10.0 million in an entity primarily funded by GTCR Golder Rauner that acquired Wilton Industries, Inc. and Dimensions Holding, LLC. The investment gives us a 3.8% ownership interest in the holding company of the new, combined entity, Wilton Products, Inc, which already owned EK Success. We also have a subordinated equity interest of 7.25% in the holding company of Wilton Products, the market value of which is contingent on reaching specific performance hurdles. In addition to our existing licensing relationship with EK Success, we also entered into a new licensing agreement with Wilton Industries. Through this arrangement, we will broaden our footprint in the crafts market by introducing licensed products in the following categories: food crafts; party favors; and weddings.

Martha Stewart Furniture with Bernhardt

We have had a Martha Stewart furniture program with the Bernhardt Furniture Company since 2003 and renewed that relationship at the end of 2007. Currently, merchandise produced under this relationship includes furniture for the living room, bedroom, and dining room, that is sold at furniture and department stores nationwide, including certain Macy’s stores.

KB Home / Martha Stewart Homes

In October 2005, we entered into an agreement with KB Home, Inc. to design and style all interior and exterior components for 655 new homes in Cary, North Carolina. In February 2006, we announced an expanded agreement with KB, pursuant to which we are collaborating with KB on new home communities throughout the United States. As part of the expanded agreement, we also offer a range of design options, featured exclusively in KB Studios nationwide. In December 2007, we amended the terms of our relationship in the initial contract, accepting a one-time payment in exchange for certain promotional obligations.

Martha Stewart Fine China for Waterford Wedgwood

In January 2007, we announced a worldwide agreement with Waterford Wedgwood USA, Inc. to develop a fine china and crystal collection. The line launched in January 2008 exclusively at Macy’s in the United States, and through macys.com, as part of the Martha Stewart Collection assortment of products.

Martha Stewart Lighting

In September 2007, we launched our Martha Stewart Lighting program through our agreement with Generation Brands, LLC, a manufacturer of leading brands of lighting. Our lighting and ceiling fans are available through independent lighting and furniture dealers.

Martha Stewart Area Rugs

In January 2007, we introduced our line of rugs through a licensing agreement with Safavieh, Inc., a leading manufacturer and importer of fine rugs. The Martha Stewart Rugs are sold at independent furniture and rug galleries and at certain Macy’s stores.

Martha Stewart Carpet Tiles for FLOR

In July 2007, we introduced our Martha Stewart Floor Designs with FLOR, Inc., an eco-friendly manufacturer of residential, high-style modular floor coverings. FLOR manufactures the Martha Stewart–branded carpet tiles and sells direct to consumers as well as to retailers.

Summary of Retail and Merchandising License Agreements

License Partner	Basis For Royalties [a]	Expiration Date [b]
Kmart (Multiple product lines)	Retail sales	January 2010

Sears Canada (Multiple product lines)	Retail sales	August 2008

Macy’s (Multiple product lines)	Retail sales	January 2013

Costco (Food)	Retail sales	December 2009

Lowe’s (Paint)	Fee based upon gallons tinted from the Martha Stewart Colors palette	December 2009

1-800-Flowers	Retail sales	March 2011

EK Success (Crafts)	Sales (Retail and/or Wholesale)	March 2012

Wilton (Crafts)	Sales (Retail and/or Wholesale)	Five years after Launch

Bernhardt (Furniture)	Wholesale sales	December 2012

KB Home (Cary, NC)	[c]	[c]

KB Home (National Agreement)	Aggregate gross sales	February 2011

Waterford Wedgwood (China)	Wholesale sales	January 2013

Generation Brands (Lighting)	Wholesale sales	September 2010

Safavieh (Area Rugs)	Wholesale sales	July 2010

FLOR (Carpet Tiles)	Sales (Retail and/or Wholesale)	July 2010

[a]	Basis for royalties is a summary of contractual agreements regarding the calculation of royalties but does not represent the basis for revenue recognition as several contracts contain minimum guarantee clauses or other revenue triggers that require specific accounting application (see Note 2 to Consolidated Financial Statements – Summary of Significant Accounting Policies).
[b]	Expiration dates are typically a function of the launch date of the program. Therefore, these expiration dates are subject to change for products that have not been introduced to date. Certain contracts are subject to possible renewals.
[c]	In December 2007, we amended the terms of our relationship with this initial KB Home contract, accepting a one-time payment in exchange for certain promotional obligations.

Competition

The retail business is highly competitive and the principal competition for all of our merchandising lines consists of competitors in the mass-market and department stores in which our Merchandising segment products are sold, including Wal-Mart, Target, Kohl’s, JCPenney, Bed Bath & Beyond, Linens ’n Things, Home Depot, BJ’s and Sam’s Club as well as other products in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price. We also compete with the Internet businesses of these stores and other websites that sell similar retail goods. Competition in our flower business includes other online sellers as well as traditional floral retailers. Competition in our digital photo products business consists of other Kodak and Shutterfly digital products, as well as products in competing online photo sites.

Seasonality

Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we historically recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.

INTERNET

Our Internet segment represented 6% of our total revenues in 2007, resulting from three revenue streams: online ad sales primarily at marthastewart.com; product sales of Martha Stewart Flowers; and sales of digital photo products. In 2008, revenue from the Internet segment will be advertising driven, as sales of flowers and digital products will be managed and reported by our Merchandising segment.

In August 2004, we chose to discontinue Martha By Mail and its online product offerings, which historically had been included in the Internet segment. The last catalog was mailed in the fourth quarter of 2004, with all remaining inventory disposed of in early 2005.

Marthastewart.com

The marthastewart.com website offers recipes and how-to content, integrated across the Martha Stewart brands in the following categories: food, entertaining, holidays, home and decorating, crafts, gardening, weddings, kids and health. In 2007, we relaunched the site with a new, more user-friendly platform. The site relaunch and subsequent releases included the development of advanced search, community tools, and the creation of “most popular” modules which showcase our inspirational content and beautiful imagery. Advertising is the primary source of revenue for our site.

Martha Stewart Flowers

Originally launched in 1999 as marthasflowers.com, the new website marthastewartflowers.com continued to operate under the business model of providing fresh floral products shipped directly from farms to consumers. This business model enables customers to ship floral gifts overnight, delivering Martha Stewart–inspired designs with superior freshness. Product categories include grower’s bunches, mixed bouquets, blooming plants, fresh wreaths and garlands. In 2007, we chose to partner with 1-800-Flowers to create an exclusive, new, co-branded floral, plant and gift-basket program beginning in 2008. This new, higher-margin licensing agreement will provide an opportunity to participate in the same-day delivery of the fresh flowers market. Martha Stewart Flowers, under this new agreement, will be managed and reported in the Merchandising segment in 2008 as a licensed retail partnership.

Digital Photo Products

In 2006, we began a two-year agreement with Kodak Imaging Network to develop a line of branded Martha Stewart personalized photo products. The product line includes cards, calendars (non-branded), photo-books and stickers. In 2007, we partnered with Shutterfly to offer Martha Stewart-branded photo-books and cards, although the parties will be phasing out this relationship during 2008. Our agreements with Kodak and Shutterfly provide for royalty payments based upon product sales. The agreement with Kodak also had a minimum guarantee which was completely recognized in 2006 and 2007. In 2008, the digital photo product business will be managed and reported in the Merchandising segment as a licensed retail partnership.

Competition

The online ad sales and flower businesses are highly competitive. Marthastewart.com competes with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for advertising revenue is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site.

Seasonality

Revenues from our Internet segment can vary significantly from quarter to quarter. Advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year due to high advertiser demand to reach our audience demographic with their marketing messages, while revenue for Martha Stewart Flowers is tied to key holidays during the year.

BROADCASTING

Our Broadcasting business segment accounted for 12% of our total revenues in 2007. The segment consists of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats, and the operations of our satellite radio channel. We generally own the copyrights for all content we produce for our television and satellite radio programs.

In September 2005, we launched The Martha Stewart Show – a syndicated daily lifestyle series hosted by Martha Stewart – which generates the majority of the segment’s revenue. Filmed in front of a studio audience, the show consists of several segments, each featuring inspiring ideas and new projects from one or several of our core content areas. NBC Universal Domestic Television Distribution distributes the program domestically. In 2007, we announced that a fourth season of The Martha Stewart Show is expected to begin in September 2008. Because seasons run twelve months beginning and ending in the middle of September, the 2007 results include a large portion of season 2 and the first 16 weeks of season 3, which is currently airing in syndication. The Broadcasting segment previously produced the Living show, which ceased airing in September 2004. Revenues for The Martha Stewart Show currently are mostly comprised of advertising and product placement.

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

Everyday Food, a half-hour original series inspired by the magazine of the same name, airs weekly on PBS stations nationwide. Unlike revenues for The Martha Stewart Show, revenues for the Everyday Food series are provided by underwriters. In 2008, we added a spin-off companion show, Everyday Baking from Everyday Food, which also airs weekly on PBS stations.

In 2007, we announced several agreements with Scripps-owned networks including the primetime rebroadcast of The Martha Stewart Show on the Fine Living channel on a one-day delay from the initial syndicated broadcast. We also have a new series, Martha Stewart Crafts, currently airing daily on the DIY channel, which is a “best of” compilation from the former Living show, featuring how-to crafting segments.

We began to offer, in October 2007, access to 10 hours of segments from our library of programming through an advertising-supported, free video-on-demand service. Martha Stewart On Demand is currently available to Comcast and Cox digital cable customers and is updated monthly with 50% refreshed content.

Competition

Broadcasting is a highly competitive business. Our television programs compete directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming on other television stations and all other competing forms of media. Overall competitive factors in this segment include programming content, quality and distribution as well as the demographic appeal of the programming. As in publishing, competition for television and radio advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff. While the revenue from our radio business is contractually guaranteed, we compete for listeners with similarly themed programming on both satellite and terrestrial radio.

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Collection, Everyday Food, Martha Stewart Weddings, marthastewart.com, Martha Stewart Flowers, Body + Soul and wholeliving.com. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, which is described under Item 13 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our website can be found on the Internet at www.marthastewart.com. We have adopted a code of ethics applicable to our directors, officers (including our principal executive officer, principal financial and accounting officer and controller and persons performing similar functions) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website www.marthastewart.com and as Exhibit 14.1. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as certain of our other filings with the Securities and Exchange Commission (the “SEC”), can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 1A. Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:

Our success depends in part on the popularity of our brands and the reputation and popularity of our founder, Martha Stewart, and any adverse reactions to publicity relating to Ms. Stewart, or the loss of her services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.

While we believe there has been significant consumer acceptance for our products as stand-alone brands, the image, reputation, popularity and talent of Martha Stewart remain important factors. Ms. Stewart’s efforts, personality and leadership have been, and continue to be, critical to our success. While we have managed our business without her daily participation, for example, during the period of her incarceration resulting from a personal legal matter, the repeated diminution or loss of her services due to disability, death or some other cause, or any repeated or sustained shifts in public or industry perceptions of her, could have a material adverse effect on our business. In addition, our business may be adversely affected by Ms. Stewart’s 2006 settlement with the SEC, which bars her until August 2011 from serving at the Company as a director, or as an officer with financial responsibilities.

Our Merchandising business currently relies heavily on revenue from a single source.

In 2007, we received approximately 76% of our Merchandising segment revenues and 21% of our total revenues from our licensing agreement with Kmart. For the twelve months ended January 31, 2008, we received guaranteed minimum royalty payments of $65.0 million from Kmart. For the contract years ending January 31, 2009 and January 31, 2010 (the final two years of the contract), the minimum guarantees are substantially lower than in recent years (we anticipate they will be $20.0 million and $15.0 million, respectively). As a result of the substantial decline in minimum guarantees, we expect that the revenue we receive from Kmart will decline significantly. If in future periods we are unable to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract, our operating results and business may be materially adversely affected.

We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years. Some of these agreements are exclusive and may have a duration of many years. While we require that our licensees maintain the quality of our brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. There is also a risk that the extension of our brand into new business areas will meet with disapproval from consumers. We have limited experience in merchandising in some of these business areas. We cannot guarantee that these programs will be fully implemented, or if implemented, that they will be successful. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusive nature and multi-year terms of these agreements. Disputes with new or existing licensees may arise which could hinder our ability to grow or expand our product lines. Such disputes also could prevent or delay our ability to collect licensing revenue we expect in connection with such products. If such developments occur or our merchandising programs are otherwise not successful, our brand recognition, business, financial condition and prospects could be materially adversely affected.

Our Merchandising business and licensing programs may suffer from downturns in the health and stability of the general economy or housing market.

Reduction in the availability of credit, increased heating and gas expenses, slowing housing turnover or a downturn in the housing market, all of which have occurred in the past two years, and each of which could become more pronounced in the future, could limit consumers’ discretionary spending or affect their confidence. These and other adverse consumer trends may lead to reduced spending on general merchandise, homes and home improvement projects, categories in which we license our brands. A downturn in consumer spending would adversely impact consumer sales generally, resulting in weaker revenues from our licensed products. Such a trend would adversely impact, and could materially adversely impact, our business, financial condition and prospects.

Our business is largely dependent on advertising revenues in our publications, online operations and broadcasts and failure to attract or retain these advertisers would have a material adverse effect on our business.

We depend on advertising revenue in our Publishing, Broadcasting and Internet businesses. We cannot control how much or where companies choose to advertise. If advertisers decide to spend less money, or if they advertise elsewhere in lieu of our publications, broadcasts or website, our revenues and business would be materially adversely affected.

If The Martha Stewart Show fails to maintain a sufficient audience, if adverse trends develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business would be adversely affected.

Our television production business is subject to a number of uncertainties. Our business and financial condition could be materially adversely affected by:

Failure of our television programming to maintain a sufficient audience

Television production is a speculative business because revenues derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information. The Martha Stewart Show television program has experienced a decline in ratings that reflects both the general decline in daytime broadcast television viewers discussed in the paragraph below, as well as the decision by some major market stations to shift the airing of the show. These developments have negatively impacted our television advertising revenues. If ratings for the show were to further decline, it would adversely affect the advertising revenues we derive from television and may result in the television program being broadcast on fewer stations. Ratings decline further than we anticipate could also make it economically inefficient to continue production of the program in the daily one-hour format or otherwise. If production of the television program were to cease, it would result in the loss of a significant marketing platform for us and our products as well as a writedown of our capitalized programming costs. The amount of any writedown would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.

Adverse trends in the television business generally

Television revenues may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in daytime broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. Any or all of these factors may quickly change, and these changes cannot be predicted with certainty. While we currently benefit from our ability to sell advertising on our television programs, if adverse changes occur, we can make no assurance that we will continue to be able to sell this advertising or that our advertising rates can be maintained. Accordingly, if any of these adverse changes were to occur, the revenues we generate from television programming could decline.

We have placed emphasis on building an advertising revenue based website, dependent on high levels of consumer traffic and resulting page views. Failure to fulfill these undertakings would adversely affect our brand and business prospects.

Our growth depends to a significant degree upon the development of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an advertising revenue-

based website. In response to initial results from the relaunch of the marthastewart.com site in the second quarter of 2007, which were below expectations, we made changes to the site. We cannot make assurances that those changes will enable us to sustain growth for our site in the long term. In order for our Internet business to succeed, we must, among other things:

•	significantly increase our online traffic and advertising revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content, products and tools we offer over our website;

•	respond to competitive developments while maintaining a distinct brand identity;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring new product features to market in a timely manner.

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

Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming and products, which strongly appeal to a large number of homemakers and other consumers. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. The strength of our brands and our business units depends in part on our ability to influence these tastes through broadcasting, publishing, merchandising and the Internet. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers. In addition, we cannot be sure that our existing ideas and content will continue to appeal to the public.

New product launches may reduce our earnings or generate losses.

Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product or service, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products and services are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches. For example, we had a cumulative loss of $15.4 million in connection with Blueprint, which we have ceased to publish as a stand-alone title. Other businesses and brands that we may develop also may prove not to be successful.

Acquiring or developing additional brands or businesses, and integrating acquired assets, poses inherent financial and other risks and challenges.

We expect to be able to launch product lines and media properties that stand alone in the marketplace. In February 2008, we agreed to acquire certain assets of Chef Emeril Lagasse, subject to certain closing conditions. We cannot assure that we will consummate this acquisition or that, if consummated, we will be able to adequately manage the acquired businesses. Failure to successfully consummate that acquisition, integrate those assets or exploit the brand we are acquiring could adversely affect our results of operations and our ability to acquire other brands.

The process of consolidating and integrating acquired operations and assets takes a significant period of time, places a significant strain on resources and could prove to be more expensive and time consuming than we predicted. We may increase expenditures to accelerate the integration process with the goal of achieving longer-term cost savings and improved profitability. We also may be required to manage multiple relationships with third parties as we expand our product offerings and brand portfolio. These developments may increase expenses as we hire additional personnel to manage our growth. These investments require significant time commitments from our senior management and place a strain on their ability to manage our existing business.

Part of our strategic plan is to acquire other businesses. These transactions involve challenges and risks in negotiation, execution, valuation, and integration. Moreover, competition for certain types of acquisitions is significant, particularly in the field of interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

We do not have audited GAAP-basis financial information related to the agreement to acquire assets from Emeril Lagasse.

Acquisitions could have a material impact on the financial information we provide. The business related to the assets of Emeril Lagasse that we have agreed to acquire, subject to certain closing conditions, did not have GAAP-basis audited financial statements. A subsequent audit of these assets and the business related to them may reveal significant issues related to valuation or otherwise. If we consummate the transaction to acquire the assets, then the purchase price for the assets of Emeril Lagasse would likely exceed the current fair value of the net assets. As a result, material goodwill and other intangible assets would be recorded, which could result in significant amortization charges in the future.

We face significant competition for advertising and circulation.

We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the markets we serve. Competition for advertising revenue in publications is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition.

Our principal vendors are consolidating and this may adversely affect our business and operations.

We rely on our principal vendors and their ability or willingness to sell goods and services to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these goods and services to us on such terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries in recent years has experienced consolidation among its principal participants. Further consolidation may result in all or any of the following, which could adversely affect our results of operations:

•	decreased competition, which may lead to increased prices;

•	interruptions and delays in services provided by such vendors; and

•	greater dependence on certain vendors.

We may be adversely affected by fluctuations in paper and postage costs.

Our principal raw material is paper. Paper prices have fluctuated over the past several years. We generally purchase paper from major paper suppliers who adjust the price periodically. We have not entered, and do not currently plan to enter into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices could adversely affect our future results of operations.

Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. In recent years, postal rates have increased including a rise in 2007 and an additional increase that is expected to occur in 2008. Accordingly, significant increases in postage prices could adversely affect our future results of operations.

We may face increased costs for distribution of our magazines to newsstands and bookstores.

Distribution of magazines to newsstands and bookstores is conducted primarily through four companies, known as wholesalers. Recently, one of our wholesalers has advised us that they intend to increase the price of their services by approximately 8%. We expect to commence discussions with this wholesaler shortly regarding this matter and cannot provide assurance as to the outcome. It is possible that other wholesalers likewise may seek to increase the price of their services. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations.

We may be adversely affected by a continued weakening of newsstand sales.

The magazine industry has seen a weakening of newsstand sales during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by reducing our circulation revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could negatively impact our revenue.

Our websites and networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our and our users’ proprietary or personal information.

Our Internet activities involve the storage and transmission of proprietary information and personal information of our users. We endeavor to protect our proprietary information and personal information of our users from third party access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary or personal information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and other resources to protect against or remedy any such security breaches. Accordingly, security breaches could expose us to a risk of loss, or litigation and possible liability. Our security measures and contractual provisions attempting to limit our liability in these areas may not be successful or enforceable.

Martha Stewart controls our company through her stock ownership, enabling her to elect who sits on our board of directors, and potentially to block matters requiring stockholder approval, including any potential changes of control.

Ms. Stewart controls all of our outstanding shares of Class B common stock, representing approximately 91% of our voting power. The Class B common stock has ten votes per share, while Class A common stock, which is the stock available to the public, has one vote per share. Because of this dual-class structure, Ms. Stewart has a disproportionately influential vote. As a result, Ms. Stewart has the ability to control unilaterally the outcome of all matters requiring stockholder approval, including the election and removal of our entire board of directors and any merger, consolidation or sale of all or substantially all of our assets, and the ability to control our management and affairs. While her 2006 settlement with the SEC bars Ms. Stewart for the five-year period ending in August 2011 from serving at the Company as a director, or as an officer with financial responsibilities, her concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses and stockholders.

Our intellectual property may be infringed upon or others may accuse us of infringing on their intellectual property, either of which could adversely affect our business and result in costly litigation.

Our business is highly dependent upon our creativity and resulting intellectual property. We are also susceptible to others imitating our products and infringing our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Imitation of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. If we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly, affecting our finances and our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any litigation relating to our intellectual property. If we were to lose such a case, and be required to cease the sale of certain products or the use of certain technology or were forced to pay monetary damages, the results could adversely affect our financial condition and our results of operations.

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

We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Merchandising, Internet and Broadcasting. Please see “Business — Publishing—Competition,” “Business — Merchandising—Competition,” “Business — Internet—Competition” and “Business — Broadcasting—Competition,” in this Annual Report on Form 10-K for a description of our competitive risks in the applicable business line.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Information concerning the location, use and approximate square footage of our principal facilities, all of which are leased, is set forth below:

		Approximate Area
Location	Use	in Square Feet

601 West 26th Street New York, NY	Product design facilities, photography studio, Merchandising and Internet offices, test kitchens, and prop storage	206,614

11 West 42nd Street New York, NY	Principal executive and administrative offices; publishing offices; and sales offices	92,649

226 West 26th Street New York, NY	Executive and administrative office for television production	22,050

221 West 26th Street New York, NY	Television production facilities	25,800

42 Pleasant Street Watertown, MA	Publishing office for Body & Soul Group	7,860

Satellite Sales Offices in MI, IL & CA	Advertising sales offices	8,359

The leases for these offices and facilities expire between April 2008 and January 2018, and some of these leases are subject to our renewal. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

We also have a location rental agreement for various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and television segments for our various media. The terms of this location rental agreement are described in Item 13 and the related party transaction disclosure in Note 11 in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.  Legal Proceedings.

Beginning in August 2002, a number of complaints asserting claims under the federal securities laws against the Company were filed in the U.S. District Court for the Southern District of New York. On February 3, 2003, those actions were consolidated under the caption In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES) (the “Class Action”). The Class Action also named Martha Stewart and seven of the Company’s other present or former officers as defendants. In February 2007 the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). The Court approved the Settlement Agreement on May 29, 2007. The Settlement Agreement settled the Class Action for $30 million (inclusive of plaintiffs’ attorneys’ fees and costs), plus interest (the “Settlement Amount”), with the Company paying $25 million plus interest charges, and Ms. Stewart paying $5 million. In connection with the settlement, the Company received approximately $12 million from its insurance carriers. In January 2008, the Court issued an order approving the distribution of the class settlement fund.

The Company is party to other proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

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

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2006	2006	2006	2006	2007	2007	2007	2007

High Sales Price	$19.80	$21.47	$19.30	$23.21	$22.50	$19.50	$17.27	$13.96
Low Sales Price	$16.30	$16.01	$14.76	$17.46	$16.70	$16.65	$10.80	$8.75

As of March 10, 2008, there were 8,602 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. We believe that there is a significantly greater number of beneficial owners of our Class A Common Stock than the number of record holders since many shares are held by nominees.

Dividends

In late July 2006, our Board of Directors declared a one-time special dividend of $0.50 per share on all the shares of Class A Common Stock and Class B Common Stock outstanding on August 31, 2006, in the aggregate value of $26.9 million. We do not intend to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended December 31, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
October 2007(1)	2,544	$13.37	Not applicable	Not applicable
November 2007(1)	30,495	$10.68	Not applicable	Not applicable
December 2007(1)	7,560	$10.42	Not applicable	Not applicable
Total for the quarter ended December 31, 2007	40,599	$11.08	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph shall not be deemed to be incorporated by reference into any such filings.

Performance Graph

The following graph compares the performance of our Class A Common Stock with that of the Standard & Poor’s 500 Stock Index (“S&P Composite Index”) and the stocks included in the Media General Financial Services database under the Standard Industry Code 2721 (Publishing-Periodicals) (the “Publishing Index”*) during the period commencing on December 31, 2002 and ending on December 31, 2007. The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P Composite Index and the Publishing Index at the beginning of the relevant period, is calculated as of the end of each calendar month and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARE CUMULATIVE TOTAL RETURN
AMONG MARTHA STEWART LIVING OMNIMEDIA, INC.,
S&P COMPOSITE INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

* The Publishing Index consists of companies that are primarily publishers of periodicals, although many also conduct other businesses, including owning and operating television stations and cable networks, and is weighted according to market capitalization of the companies in the index. The hypothetical investment assumes investment in a portfolio of equity securities that mirror the composition of the Publishing Index.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA
Five Years ended December 31,
(in thousands except per share data)

	2007	2006	2005	2004	2003

INCOME STATEMENT DATA
REVENUES
Publishing	$183,727	$156,559	$125,765	$95,960	$135,529
Merchandising	84,711	69,504	58,819	53,386	53,395
Internet	19,189	15,775	11,258	27,512	30,813
Broadcasting	40,263	46,503	16,591	10,580	26,111

Total revenues	327,890	288,341	212,433	187,438	245,848

Operating income (loss)	7,714	(2,833)	(78,311)	(60,004)	(6,405)

Income (loss) from continuing operations	10,289	(16,250)	(75,295)	(59,073)	(1,923)

Loss from discontinued operations	-	(745)	(494)	(526)	(848)

Net income (loss)	$10,289	$(16,995)	$(75,789)	$(59,599)	$(2,771)

PER SHARE DATA
Earnings per share:
Basic and diluted – Income (loss) from continuing operations	$0.20	$(0.32)	$(1.48)	$(1.19)	$(0.04)
Basic and diluted – Loss from discontinued operations	-	(0.01)	(0.01)	(0.01)	(0.02)

Basic and diluted – Net income (loss)	$0.20	$(0.33)	$(1.49)	$(1.20)	$(0.06)

Weighted average common shares outstanding:
Basic	52,449	51,312	50,991	49,712	49,389
Diluted	52,696	51,312	50,991	49,712	49,389
Dividends per common share	$-	$0.50	$-	$-	$-

FINANCIAL POSITION
Cash and cash equivalents	$30,536	$28,528	$20,249	$104,647	$165,566
Short-term investments	26,745	35,321	83,788	35,309	3,100
Total assets	255,267	228,047	253,828	264,678	309,102
Shareholders’ equity	155,529	130,957	160,631	187,628	236,665

OTHER FINANCIAL DATA
Cash flow provided by (used in) operating activities	$11,735	$(5,711)	$(30,349)	$(22,226)	$(9,634)
Cash flow provided by (used in) investing activities	(6,606)	40,125	(58,300)	(39,756)	15,956
Cash flow provided by (used in) financing activities	(3,121)	(26,135)	4,251	1,063	404

NOTES TO SELECTED FINANCIAL DATA

General

Certain prior year financial information has been reclassified to conform to fiscal 2007 financial statement presentation.

Earnings from continuing operations

Fiscal 2007 results include non-cash equity compensation expense of $6.0 million due to the vesting of the final warrant granted to Mark Burnett in connection with the production of The Martha Stewart Show.

Fiscal 2006 results include a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees recorded in our Publishing segment, a favorable dispute resolution with a former merchandising licensee of $2.5 million in income, royalty income of $2.8 million related to the successful termination of a home video distribution agreement recorded in our Broadcasting segment, non-cash equity compensation expense of $2.3 million resulting from the vesting of shares covered by a warrant granted to Mark Burnett in connection with his participation in The Martha Stewart Show and a one-time litigation reserve of $17.1 million in connection with the In re Martha Stewart Living Omnimedia Securities Litigation matter, which included incurred and anticipated professional fees, net of insurance reimbursement.

Fiscal 2005 results include non-cash equity compensation charges of $31.8 million resulting from the vesting of shares covered by a warrant granted to Mark Burnett in connection with his participation in The Martha Stewart Show.

Fiscal 2004 results include royalty revenue of $1.6 million related to the dissolution of a merchandising licensing agreement. The results also include a non-cash equity compensation charge of $3.9 million resulting from the modification of the terms of certain previously granted employee stock options related to the retirement of our previous Chief Executive Officer.

Fiscal 2003 results include a $1.7 million reduction in the net carrying value of certain assets located in our television studio.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Martha Stewart Living Omnimedia, Inc. is a leading lifestyle company, providing consumers with original “how-to” information, unique multi-platform content and high-quality products. With our media and merchandising focus, we are organized into four business segments: Publishing, Merchandising, Internet and Broadcasting, each of which is described below.

In 2007, we grew advertising revenues across our Publishing and Internet platforms as a result of higher rates, increased advertising pages in our publications and greater traffic to our redesigned website. We also grew licensing revenues beyond the increase in our Kmart minimum guarantee by launching several new product lines including our Martha Stewart Collection at Macy’s and our Martha Stewart Crafts line. Circulation revenues from our Publishing segment remained strong, contributing 22% of our total consolidated revenues. In 2008, we expect to focus on growing advertising revenues with particular attention to leveraging our unique cross-platform offerings, and to continue our diversification effort in order to partially offset the negative impact of a decline in the Kmart minimum guarantee. We expect our online advertising revenues to grow as we drive more traffic to our updated website and leverage our “omnimedia”, cross-platform sales strategy. We will continue to optimize our existing programs while also exploring new opportunities for growth. To that end, in the first quarter of 2008, we announced two strategic relationships: an agreement to acquire all of the assets related to Chef Emeril Lagasse’s businesses other than his restaurants and corporate office (subject to certain closing conditions) in exchange for approximately $45 million in cash and $5 million in our Class A Common Stock (and an additional payment of up to $20 million based upon the achievement of certain operating metrics in 2011 and 2012), which we expect to close in the second quarter of 2008; and a $5 million cash investment in WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community.

Publishing

Publishing is our largest business segment, accounting for 56% of our total revenues in 2007. The segment consists of operations related to magazines and books. Publishing is driven primarily by magazines including Martha Stewart Living, Martha Stewart Weddings, Everyday Food, and Body + Soul; these are supplemented by Special Interest Publications. After testing a new magazine called Blueprint, we decided to discontinue publishing the title on a stand-alone basis after the January/February 2008 issue.

Publishing derives its revenues primarily from advertising, which accounted for 58% of 2007 segment revenues; magazine subscription and newsstand sales, along with royalties from our book business, account for most of the balance of segment revenue. In 2007, revenue growth was driven largely by increases in both advertising pages and rates. In the fourth quarter of 2007, we signed an amendment to our agreement with Clarkson Potter/Publishers to deliver an additional two books for a total of 12 books to be published over multiple years. 2007 revenue growth was accompanied by a corresponding increase in expenses largely due to higher production costs for the increased advertising pages and higher compensation expense. In 2008, we expect to have higher paper, postage and distribution costs on a comparable basis.

Merchandising

Through our Merchandising segment, we license our trademarks and designs for a variety of products sold at multiple price points through a variety of distribution channels. In 2007, Merchandising represented 26% of our total revenues. It is a high-margin business grounded in licensing agreements that require us to maintain no inventory and to incur no meaningful expenses other than employee compensation.

While Kmart currently represents the majority of revenues in this segment, over the long term we expect to generate revenues from a more diverse mix of business partners. This diversification effort will be led by agreements with new partners such as Macy’s for our line of Martha Stewart Collection products; Costco for our co-branded assortment of frozen, fresh and prepared foods; EK Success for a line of broadly-distributed crafts products; 1-800-Flowers for a co-branded floral, plant and gift basket program beginning in 2008; and KB Home for Martha Stewart–inspired homes and neighborhoods in communities throughout the country. Additional licensing agreements currently in place relate to paint (Lowe’s), furniture (Bernhardt), rugs (Safavieh), lighting (Generation Brands) and carpet tiles (FLOR), among others.

Our multi-year agreement with Kmart includes royalty payments based on sales, as well as minimum guarantees. The minimum guarantees have exceeded actual royalties earned from retail sales from 2003 through 2007 primarily due to store closings and historic lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement for the respective years ending on the indicated dates:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0*	$15.0*

* For the year ending January 31, 2009, the minimum royalty amount is the greater of $20 million or 50% of the earned royalty for the year ending January 31, 2008. For the year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009.

For the year ended January 31, 2008, our earned royalty based on retail sales was $24.7 million. Furthermore, $10.0 million of royalties previously paid have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.

Internet

Our Internet segment was historically comprised of three businesses: online advertising sales at marthastewart.com, product sales of Martha Stewart Flowers, and digital photo product sales. In 2007, revenues from the Internet segment accounted for 6% of our total revenues. In 2008, revenues from this segment will be driven primarily by online advertising sales; the sale of flowers and digital products (which accounted for 35% and 4%, respectively, of segment revenues in 2007) will transition to our Merchandising segment for management and reporting purposes.

Online advertising has become the biggest driver of revenues for the segment, accounting for 61% of Internet revenues in 2007. We expect to see continued growth in online advertising revenues tied to traffic growth as we attract and convert users, maintain focus on key strategic initiatives and deploy new tools and functionality. Expenses related to marthastewart.com are driven primarily by staffing and technology costs.

Broadcasting

The Broadcasting segment contributed 12% of our total revenues in 2007. The segment consists of operations related to the production of television and satellite radio programming. Television programming is comprised of a daily syndicated broadcast show, The Martha Stewart Show, and Everyday Food, which airs on PBS. In 2008, we have added Everyday Baking from Everyday Food, also airing on PBS. Satellite radio programming encompasses the Martha Stewart Living Radio channel on SIRIUS Satellite Radio.

Broadcasting is driven primarily by The Martha Stewart Show. Revenues from the show comprised 74% of segment revenues in 2007 and were generated primarily from advertising. In past seasons (seasons 1 and 2), revenues included licensing fees. Additional revenues are derived from product placement along with revenues from cable replay (seasons 1 and 3 only) and international distribution.

For the current season of The Martha Stewart Show (season 3), nearly all advertising is sold-out. Ongoing efforts to distribute The Martha Stewart Show (season 4) have resulted in a national clearance of approximately 85% to date. Revenues from Everyday Food and Everyday Baking is provided by underwriters. Programming developed from the library generates revenues primarily from licensing agreements with cable networks. In 2007 such programming included Martha Stewart Crafts, three holiday specials, and a wedding special.

While the daily show operates at a loss, it currently serves as a key promotional platform for us to launch new merchandising initiatives and market our magazines, providing powerful brand exposure that increases demand for our content and products while minimizing our advertising expenditures.

RESULTS OF OPERATIONS

Comparison for the Year Ended December 31, 2007 to the Year Ended December 31, 2006.

PUBLISHING SEGMENT

(in thousands)	2007	2006	Variance

Publishing Segment Revenues
Advertising	$106,691	$83,285	$23,406
Circulation	71,707	69,721	1,986
Other	5,329	3,553	1,776

Total Publishing Segment Revenues	183,727	156,559	27,168

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	93,312	83,770	(9,542)
Selling and promotion	72,655	63,386	(9,269)
General and administrative	5,034	2,777	(2,257)
Depreciation and amortization	1,188	600	(588)

Total Publishing Segment Operating Costs and Expenses	172,189	150,533	(21,656)

Publishing Segment Operating Income	$11,538	$6,026	$5,512

Publishing revenues increased 17% for the year ended December 31, 2007 from the prior year. This increase was due to a $23.4 million increase in advertising revenues, primarily as the result of an increase in both advertising pages and rate in Martha Stewart Living magazine, which accounted for $15.0 million of the increase. Advertising revenues increased across all other publications including Everyday Food, Body + Soul and Martha Stewart Weddings which contributed $6.1 million in the aggregate from increases in pages and rates. Blueprint contributed an additional $2.4 million of advertising revenues due to the increase in frequency of the publication in 2007 as compared to 2006. Circulation revenues increased $2.0 million primarily due to the increased frequency of Blueprint magazine of $2.2 million and the Martha Stewart Weddings special; this was partially offset by slightly lower circulation revenues from Everyday Food, Special Interest Publications and Martha Stewart Living. Other revenues increased $1.8 million primarily due to the delivery and acceptance of certain manuscripts related to the 12-book agreement with Clarkson Potter/Publishers.

Magazine Publication Schedule
Year ended December 31,	2007	2006

Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings (a)	Five Issues	Four Issues
Everyday Food	Ten Issues	Ten Issues
Special Interest Publications	Nine Issues	Five Issues
Body + Soul	Eight Issues	Eight Issues
Blueprint (b)	Six Issues	Two Issues

(a)	In 2007, we published one special Martha Stewart Weddings issue.
(b)	Launched in May 2006 and discontinued as a stand-alone publication after the January/February 2008 issue.

Production, distribution and editorial expenses increased $9.5 million in 2007 from the prior year, primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher physical costs, as well as the costs associated with the increased frequency of Blueprint in 2007 and higher compensation costs associated with the creation of books. Selling and promotion expenses increased $9.3 million in 2007 from the prior year, primarily due to a favorable 2006 one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Additionally, selling and promotion expenses increased due to a 2007 non-recurring, employee-related separation charge, higher compensation costs, an increase in newsstand distribution of Martha Stewart Living and higher marketing costs associated with Everyday Food. General and administrative expenses increased $2.3 million in 2007 from the prior year due to higher compensation costs and allocated overhead. Included within the Publishing segment is a $7.7 million loss in Blueprint compared to a $6.2 million loss in the prior year. Non-cash compensation included in the expenses above increased $1.6 million to $4.3 million in 2007 from $2.7 million in 2006 due to a 2007 non-recurring employee-related separation charge as well as new executive hires.

MERCHANDISING SEGMENT

(in thousands)	2007	2006	Variance

Merchandising Segment Revenues
Kmart earned royalty	$25,190	$29,853	$(4,663)
Kmart minimum guarantee true-up	39,102	26,126	12,976
Other	20,419	13,525	6,894

Total Merchandising Segment Revenues	84,711	69,504	15,207

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	13,348	11,956	(1,392)
Selling and promotion	6,475	3,145	(3,330)
General and administrative	7,284	6,853	(431)
Depreciation and amortization	375	1,021	646

Total Merchandising Segment Operating Costs and Expenses	27,482	22,975	(4,507)

Merchandising Segment Operating Income	$57,229	$46,529	$10,700

Merchandising revenues increased 22% for the year ended December 31, 2007 from the prior year. Actual retail sales of our product at Kmart declined 17% on a comparable store basis and 18% on a total store basis due to store closings, lower same-store sales trends and decreased assortment of product categories. The impact of the decrease in sales on the calculation of our earned royalty was partially offset by a February 1, 2007 increase in the royalty rate under our agreement with Kmart of approximately 3%. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods, net of amounts subject to recoupment, is listed separately above. For the contract years ending January 31, 2009 and January 31, 2010, the minimum royalty amount is expected to be $20 million and $15 million respectively. Furthermore, $10.0 million of royalties previously paid have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010. Other revenues increased 51% largely due to the 2007 launch of the Martha Stewart Collection at Macy’s and macys.com as well as sales from other new initiatives including Martha Stewart Crafts and the endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines. Additionally, other revenues increased due to services we provided to our partners for creative services projects including KB Home model merchandising and other related projects. These increases in other revenues were partially offset by the inclusion in 2006 revenues of a $3.0 million favorable dispute resolution with a former merchandising licensee.

Production, distribution and editorial expenses increased $1.4 million in 2007 from the prior year primarily due to higher compensation and allocated payroll costs. Selling and promotion expenses increased $3.3 million in 2007 from the prior year primarily due to expenses associated with services we provided to our partners for creative services projects including KB Home model merchandising and other related projects. Included in the expenses above are non-cash compensation charges which increased $0.6 million to $1.6 million in 2007 from $1.0 million in 2006.

INTERNET SEGMENT

(in thousands)	2007	2006	Variance

Internet Segment Revenues
Advertising and other	$11,779	$8,196	$3,583
Product	7,410	7,579	(169)

Total Internet Segment Revenues	19,189	15,775	3,414

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	14,092	10,444	(3,648)
Selling and promotion	6,023	3,335	(2,688)
General and administrative	3,969	2,410	(1,559)
Depreciation and amortization	1,242	117	(1,125)

Total Internet Segment Operating Costs and Expenses	25,326	16,306	(9,020)

Internet Segment Operating Loss	$(6,137)	$(531)	$5,606

Internet segment revenues increased 22% for the year ended December 31, 2007 from the prior year. Advertising revenues increased due to higher rates and an increase in inventory sold following the relaunch of the website, with a majority of the increase realized in the fourth quarter. Product revenues decreased slightly due to recognizing most of the minimum guarantee from Kodak in 2006 partially offset by higher units sold in 2007 from both Kodak and Shutterfly.

Production, distribution and editorial costs increased $3.6 million in 2007 from the prior year due primarily to higher staffing and technology expenses associated with our updated advertising-based website which launched towards the end of the first quarter of 2007. Selling and promotion expense increased $2.7 million in 2007 from the prior year due to higher compensation expenses associated with developing an internet advertising sales force and higher marketing costs associated with attracting new users to the website. General and administrative expenses increased $1.6 million in 2007 from the prior year due to increases in facilities allocations and personnel. Depreciation and amortization expenses increased $1.1 million in 2007 from the prior year due to the 2007 launch of the redesigned website and the related depreciation costs. Included in the expenses above are non-cash compensation charges which increased $0.3 million to $0.5 million in 2007 from $0.2 million in 2006.

BROADCASTING SEGMENT

(in thousands)	2007	2006	Variance

Broadcasting Segment Revenues
Advertising	$21,078	$16,969	$4,109
Radio	7,500	7,504	(4)
Licensing and other	11,685	22,030	(10,345)

Total Broadcasting Segment Revenues	40,263	46,503	(6,240)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	34,099	32,043	(2,056)
Selling and promotion	4,026	4,324	298
General and administrative	7,456	8,726	1,270
Depreciation and amortization	2,201	3,026	825

Total Broadcasting Segment Operating Costs and Expenses	47,782	48,119	337

Broadcasting Segment Operating Loss	$(7,519)	$(1,616)	$(5,903)

Broadcasting revenues decreased 13% for the year ended December 31, 2007 from the prior year. For season 3 of The Martha Stewart Show which began in the middle of September 2007, we entered into a revised distribution agreement to replace the season 3 license fees with additional advertising inventory. Therefore, season 2 revenues are reported net of agency commission, estimated reserves for television audience underdelivery and NBC distribution fees, while season 3 revenues are reported net of only the agency commission and estimated reserves for television audience underdelivery. Due to the partial impact of this change as well as higher product integration revenues and higher advertising rates, advertising revenues increased in 2007 by 24% as compared to 2006. The increase was partially offset by a decline in ratings. Licensing and other revenues decreased 47% primarily due to the partial impact of the new season 3 distribution agreement as well as lack of distribution in the secondary cable market for season 2 of The Martha Stewart Show and lower license fees from stations for season 2 compared to season 1. Licensing and other revenues in 2006 also benefited from the successful termination of a home video distribution agreement. These decreases were partially offset by the season 3 agreement to distribute The Martha Stewart Show in the secondary cable market.

Production, distribution and editorial expenses increased $2.1 million in 2007 from the prior year due principally to a non-cash charge of $6.0 million associated with the vesting of the final warrant granted in connection with the production of The Martha Stewart Show. These costs were partially offset by lower production costs for The Martha Stewart Show which were approximately $1.7 million less for season 2 as compared to season 1. Production costs are expected to continue to decrease for season 3 of The Martha Stewart Show. General and administrative expenses decreased $1.3 million in 2007 from the prior year due to a 2006 asset write-down, the reduction of 2007 facility expenses due to the shutdown of the Connecticut television studios in the prior year and lower compensation costs.

CORPORATE

(in thousands)	2007	2006	Variance

Corporate Operating Costs and Expenses
General and administrative	$44,841	$49,407	$4,566
Depreciation and amortization	2,556	3,834	1,278

Total Corporate Operating Costs and Expenses	47,397	53,241	5,844

Corporate Operating Loss	$(47,397)	$(53,241)	$5,844

Corporate operating costs and expenses decreased 11% for the year ended December 31, 2007 from the prior year. General and administrative expenses decreased $4.6 million principally due to lower non-cash compensation costs, lower rent expense and higher allocations of personnel, technology and facilities expenses to each of the segments. These decreases were partially offset by non-recurring, employee-related separation costs. Depreciation and amortization expenses decreased $1.3 million as certain computer software assets are now fully depreciated. Included in the expenses above are non-cash compensation charges which decreased $1.0 million from $6.9 million in 2006 to $5.9 million in 2007.

INTEREST INCOME, NET. Interest income, net, was $2.8 million for the year ended December 31, 2007, compared with $4.5 million for the year ended December 31, 2006. The decrease was attributable to lower average cash, cash equivalents and short-term investment balances and lower interest rates.

LEGAL SETTLEMENT. During 2006, we recorded a litigation reserve of $17.1 million associated with the estimated settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation. In the second quarter of 2007, the settlement received Court approval and the related reserve was adjusted by $(0.4) million to reflect our final costs related to the litigation.

INCOME TAX PROVISION. Income tax provision for the year ended December 31, 2007 was $0.6 million, compared to income tax provision of $0.8 million for the year ended December 31, 2006. The current period results exclude any potential tax benefits generated from current period losses due to the establishment of a valuation reserve taken against any such benefits.

LOSS FROM DISCONTINUED OPERATIONS. We had no loss from discontinued operations in 2007 compared to a loss of $0.7 million for the year ended December 31, 2006. Discontinued operations represent the operations of The Wedding List, which we decided to discontinue in 2002. The prior year expenses are related primarily to facilities. In the third quarter of 2006, we signed a sublease. As a result, we do not expect to report further loss from discontinued operations of The Wedding List. We believe that the additional reserve taken in the second quarter of 2006 is sufficient to cover any future charges.

NET INCOME. Net income was $10.3 million for the year ended December 31, 2007, compared to a net loss of $(17.0) million for the year ended December 31, 2006, as a result of the factors mentioned above.

RESULTS OF OPERATIONS

Comparison for the Year Ended December 31, 2006 to the Year Ended December 31, 2005.

PUBLISHING SEGMENT

(in thousands)	2006	2005	Variance

Publishing Segment Revenues
Advertising	$83,285	$52,032	$31,253
Circulation	69,721	68,607	1,114
Other	3,553	5,126	(1,573)

Total Publishing Segment Revenues	156,559	125,765	30,794

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	83,770	75,342	(8,428)
Selling and promotion	63,386	62,076	(1,310)
General and administrative	2,777	2,695	(82)
Depreciation and amortization	600	987	387

Total Publishing Segment Operating Costs and Expenses	150,533	141,100	(9,433)

Publishing Segment Operating Income/(Loss)	$6,026	$(15,335)	$21,361

Publishing revenues increased 24% for the year ended December 31, 2006 from the prior year. This increase was due to a $31.3 million increase in advertising revenues, primarily as the result of an increase in both advertising pages and rate in Martha Stewart Living magazine. Increases were found as well in both pages and rates at Everyday Food and Martha Stewart Weddings. Circulation revenues increased $1.1 million primarily due to increased subscriptions and newsstand sales of Body + Soul and the launch of Blueprint magazine; this was partially offset by lower revenues from our Special Interest Publications, as the 2005 period contained two additional issues as compared to 2006 (see chart below). Other revenues decreased $1.6 million primarily due to the 2005 release of The Martha Rules book versus no comparable publication in 2006.

Magazine Publication Schedule
Year ended December 31,	2006	2005

Martha Stewart Living	Twelve Issues	Twelve Issues
Martha Stewart Weddings (a)	Four Issues	Five Issues
Everyday Food	Ten Issues	Ten Issues
Special Interest Publications	Five Issues	Seven Issues
Body + Soul	Eight Issues	Eight Issues
Blueprint (b)	Two Issues	N/A

(a)	In 2005, we published one special Martha Stewart Weddings issue.
(b)	Launched in May 2006 and discontinued as a stand-alone publication after the January/February 2008 issue.

Production, distribution and editorial expenses increased $8.4 million in 2006 from the prior year primarily reflecting the additional costs associated with the increase in advertising pages in Martha Stewart Living, which results in higher physical costs, as well as the costs associated with Blueprint. Selling and promotion expenses increased $1.3 million in 2006 from the prior year primarily due to expenses associated with our 15th anniversary event along with higher commission costs associated with the increase in advertising pages as well as higher compensation costs. The increase in selling and promotion expenses was partially offset by a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees. Included within the Publishing segment is a $6.2 million loss in Blueprint for 2006 compared to a $1.6 million loss in the prior year.

MERCHANDISING SEGMENT

(in thousands)	2006	2005	Variance

Merchandising Segment Revenues
Kmart earned royalty	$29,853	$31,126	$(1,273)
Kmart minimum guarantee true-up	26,126	18,708	7,418
Other	13,525	8,985	4,540

Total Merchandising Segment Revenues	69,504	58,819	10,685

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	11,956	10,475	(1,481)
Selling and promotion	3,145	3,135	(10)
General and administrative	6,853	5,655	(1,198)
Depreciation and amortization	1,021	845	(176)

Total Merchandising Segment Operating Costs and Expenses	22,975	20,110	(2,865)

Merchandising Segment Operating Income	$46,529	$38,709	$7,820

Merchandising revenues increased 18% for the year ended December 31, 2006 from the prior year. Revenues related to our earned royalty at Kmart declined due to lower same-store sales and store closings, partially offset by a higher royalty rate. Actual retail sales of our product at Kmart declined 5% on a same-store basis and 8% on a total store basis. The royalty rate under our agreement with Kmart increased by approximately 3% on February 1, 2006. Other revenues in 2006 included revenues related to a favorable dispute resolution with a former merchandising licensee of $3.0 million. Other revenues in 2006 also increased due to revenues related to our October 2005 agreement with KB Home. Revenues for this agreement were recorded based on minimum guarantees.

Production, distribution and editorial expenses increased $1.5 million in 2006 from the prior year, and general and administrative expenses increased $1.2 million in 2006 from the prior year, both due largely to support the growing number of merchandising initiatives.

INTERNET SEGMENT

(In thousands)	2006	2005	Variance

Internet Segment Revenues
Advertising and other	$8,196	$2,516	$5,680
Product	7,579	8,742	(1,163)

Total Internet Segment Revenues	15,775	11,258	4,517

Internet Operating Costs and Expenses
Production, distribution and editorial	10,444	10,719	275
Selling and promotion	3,335	1,649	(1,686)
General and administrative	2,410	1,476	(934)
Depreciation and amortization	117	951	834

Total Internet Segment Operating Costs and Expenses	16,306	14,795	(1,511)

Internet Segment Operating Loss	$(531)	$(3,537)	$3,006

Internet segment revenues increased 40% for the year ended December 31, 2006 from the prior year. Advertising revenues increased due to an increase in web traffic and sell-through at marthastewart.com. Traffic on our site increased in 2006 from 2005 to a monthly average of 38.5 million page views and 2.5 million unique users. Product revenues decreased due to the discontinuance of our catalog, Martha By Mail in early 2005, partially offset by sales of digital photo projects which was a new business venture in 2006 with Kodak Imaging Network as well as an increase in the sale of flowers, plants and accessories through marthastewartflowers.com.

Production, distribution and editorial costs decreased $0.3 million in 2006 from the prior year due to the discontinuance of Martha Stewart: The Catalog for Living in early 2005 which resulted in lower cost of goods sold as well as lower fulfillment expenses partially offset by investment in personnel for marthastewart.com. Selling and promotion expense increased $1.7 million in 2006 from the prior year related to higher compensation expenses associated with developing an Internet advertising sales and marketing force for marthastewart.com. General and administrative costs increased $0.9 million in 2006 from the prior year due to investment in personnel related to our focus on developing our Internet segment. Depreciation and amortization expense decreased $0.8 million in 2006 from the prior year due to fully depreciated assets in 2006 as compared to 2005 depreciation of the original website.

BROADCASTING SEGMENT

(In thousands)	2006	2005	Variance

Broadcasting Segment Revenues
Advertising	$16,969	$6,363	$10,606
Radio	7,504	939	6,565
Licensing and other	22,030	9,289	12,741

Total Broadcasting Segment Revenues	46,503	16,591	29,912

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	32,043	29,393	(2,650)
Selling and promotion	4,324	4,177	(147)
General and administrative	8,726	8,901	175
Depreciation and amortization	3,026	1,321	(1,705)

Total Broadcasting Segment Operating Costs and Expenses	48,119	43,792	(4,327)

Broadcasting Segment Operating Loss	$(1,616)	$(27,201)	$25,585

Broadcasting revenues increased 180% for the year ended December 31, 2006 from the prior year. Both advertising and licensing revenues increased primarily due to the inclusion of a full-year of 2006 revenues related to The Martha Stewart Show which launched on September 12, 2005. Revenues from Martha Stewart Living Radio was $7.5 million for the year ended December 31, 2006 compared to $0.9 million for the year ended December 31, 2005; the radio channel launched in the fourth quarter of 2005.

Production, distribution and editorial expenses increased $2.7 million in 2006 from the prior year due principally to the timing of a full-year of 2006 production-related expenses for The Martha Stewart Show versus approximately a quarter in 2005, largely offset by 2005 non-cash equity compensation that included a $16.8 million charge related to the vesting of certain shares covered by a warrant granted in connection with The Martha Stewart Show. As of December 31, 2006, our deferred production cost balance was $4.6 million. Depreciation and amortization expenses increased in 2006 from the prior year due to leasehold improvements and fixed asset additions related to our new television studio begun in 2005.

CORPORATE

(In thousands)	2006	2005	Variance

Corporate Operating Costs and Expenses
General and administrative	$49,407	$67,254	$17,847
Depreciation and amortization	3,834	3,693	(141)

Total Corporate Operating Costs and Expenses	53,241	70,947	17,706

Corporate Operating Loss	$(53,241)	$(70,947)	$17,706

Corporate operating costs and expenses decreased 25% for the year ended December 31, 2006 from the prior year. General and administrative expenses decreased $17.8 million principally resulting from lower non-cash compensation costs due to the 2005 vesting of certain shares related to a warrant granted in connection with the airing of The Apprentice: Martha Stewart of $14.9 million versus no comparable award in 2006. In addition, 2006 consultant and professional fees decreased from the prior year offset by increased employee cash compensation costs.

INTEREST INCOME, NET. Interest income, net, was $4.5 million for the year ended December 31, 2006, compared with $3.4 million for the year ended December 31, 2005. The increase was attributable to higher interest rates.

LITIGATION RESERVE. During 2006, we recorded a litigation reserve of $17.1 million associated with the estimated settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation. In the second quarter of 2007, the settlement received Court approval and the related reserve was adjusted by $(0.4) million to reflect our final costs related to the litigation.

INCOME TAX PROVISION. Income tax provision for the year ended December 31, 2006 was $0.8 million, compared to income tax provision of $0.4 million for the year ended December 31, 2005. 2006 results exclude any potential tax benefits generated from current period losses due to the establishment of a valuation reserve taken against any such benefits.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $0.7 million for the year ended December 31, 2006, compared to $0.5 million from the same operations for the year ended December 31, 2005. Discontinued operations represent the operations of The Wedding List, which we decided to discontinue in 2002. The 2006 and 2005 expenses were facility-related.

NET LOSS. Net loss was $(17.0) million for the year ended December 31, 2006, compared to a net loss of $(75.8) million for the year ended December 31, 2005, as a result of the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity is currently from cash generated by operating activities. Specifically, our Publishing and Merchandising segments provide the majority of cash generation and we believe these businesses will continue to resonate with our consumers and advertisers alike. If our Internet strategy is successful, we expect that business will generate cash flow from operations over time. As with other industries, operating results and cash flows may change due to a variety of factors, including changes in demand for the product and changes in our cost structure. Any such changes in our business can have a significant effect on cash flows.

If we consummate our transaction to acquire certain assets of Chef Emeril Lagasse, we will be obligated to pay the sellers, in 2008, cash of approximately $45 million (and $5 million of value of our Class A Common Stock) and, in April 2013, a potential additional payment of up to $20 million based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at our election, in shares of our Class A Common Stock.

Given our future operational expectations and acquisition strategy, including the recent announcements of our investment in WeddingWire and agreement to acquire certain assets of Chef Emeril Lagasse, we expect cash on hand, internally generated cash flow and potential debt financing to provide adequate funds for operating and recurring cash needs for working capital and capital expenditures into the foreseeable future.

Sources and Uses of Cash

While cash flow from operations improved year-over-year by $17.4 million, our overall liquidity decreased. Cash, cash equivalents and short term investments decreased $6.6 million in 2007 due largely our investment in Wilton Products and capital expenditures.

Operating Activities

The largest source of operating cash inflows is cash received from advertising customers (43% of revenues in 2007), licensing partners (27% of revenues in 2007) and magazine circulation sales (22% of revenues in 2007). Other sources of operating cash inflows include cash received from the creation of books and sales of products. Operating cash outflows are primarily driven by employee and related costs, the physical costs associated with producing magazines, including related direct mail expenses, and the cash costs of facilities.

Cash flows provided by (used in) operating activities were $11.7 million, $(5.7) million and $(30.3) million for the years ended December 31, 2007, 2006 and 2005, respectively. The improvement in cash from operations across the three-year period was primarily due to an increase in operational performance led by advertising revenues as described in the segment results above, partially offset by an increase in compensation expenses and physical costs to produce magazines and in 2006, the cash settlement of a class action lawsuit.

Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for the acquisition of new businesses; short- and long-term investments; and additions to property, plant, and equipment.

Cash flows provided by (used in) investing activities were $(6.6) million, $40.1 million and $(58.3) million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows used in investing activities in 2007 resulted from the investment in Wilton Products, Inc., and capital expenditures, partially offset by the net proceeds of the sales of short-term investments. Cash used for capital expenditures was due to technology upgrades and leasehold improvements to our offices, the investment in the website marthastewart.com and the purchase of an additional fractional ownership interest in corporate aircraft. Cash used for the acquisition of WeddingWire of $5.0 million and the expected acquisition of certain assets of Chef Emeril Lagasse will be shown as investing activities in 2008.

Cash flows provided by investing activities in 2006 resulted from the net sale of short-term investments, partially offset by capital expenditures. Cash used for capital expenditures was due to the investment in the website marthastewart.com, leasehold improvements to our offices and the purchase of two fractional ownership interests in corporate aircraft.

Cash flows used in investing activities in 2005 resulted from the net purchase of short-term investments and capital expenditures primarily related to the set preparation and build-out of the television studios for The Martha Stewart Show.

Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the satisfaction of certain tax liabilities related to share-based compensation and the payment of dividends.

Cash flows provided by (used in) financing activities were $(3.1) million, $(26.1) million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows used in financing activities in 2007 was primarily due to the cash costs associated with remitting payroll-related tax obligations associated with share-based compensation.

Cash flows used in financing activities in 2006 primarily resulted from the special one-time dividend of $0.50 per share paid on September 14, 2006, to stockholders of record on August 31, 2006.

Cash flows provided by financing activities in 2005 resulted from proceeds received from the exercise of stock options, partially offset by the cash costs associated with remitting payroll-related tax obligations associated with share-based compensation.

Cash Requirements

Our commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in Note 12 to our Consolidated Financial Statements and are summarized in the table below:

	Payments due by period (in thousands)
					More
		Less than			than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
Long-Term Debt Obligations	—	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—	—

Operating Lease Obligations	$90,129	$14,028	$23,887	$14,468	$37,746	$—

Purchase Obligations	—	—	—	—	—	—

Unrecognized Tax Benefits *	1,284	148	—	—	—	1,136

Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—	—

Total	$91,413	$14,176	$23,887	$14,468	$37,746	$1,136

* These amounts represent expected payments with interest for uncertain tax positions as of December 31, 2007. We are not able to reasonably estimate the timing of future cash flows related to $1.1 million of this liability, and therefore have presented this amount as “Other” in the table above. See Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements, for further discussion.

In addition to our contractual obligations, we expect to have capital expenditures in 2008 of approximately $5.0 million due to the continued upgrade of the corporate information technology and physical infrastructure. Depending on the timing of our occupancy of additional office space, we may incur additional capital expenditures of $8.0 million.

We also have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. As of December 31, 2007, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.7 million.

Our expectations for long-term liquidity are in line with our outlook for 2008 cash requirements. We do not have any significant future obligations other than those listed above. Future financial performance is expected to continue to grow providing funding for any future operating, capital or other expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

Our bylaws may require us to indemnify our directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceedings against them as to which they could be indemnified.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, deferred production costs, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of our significant accounting policies, the following may involve the highest degree of judgment and complexity.

Revenue Recognition

We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances.

The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. We have applied the guidance included in EITF 00-21 in establishing revenue recognition policies for our arrangements with multiple deliverables. For agreements with multiple deliverables, if we are unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then we will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue will be recognized as the earnings process is completed.

Advertising revenues in the Publishing segment are recorded upon release of magazines for sale to consumers and is stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are recognized based upon assumptions with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenues earned from book publishing are recorded as manuscripts are delivered to and accepted by our publisher and as sales on a unit basis exceed the advanced royalty.

Licensing-based revenues, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific terms of each contract. Generally, revenues are recognized based on actual sales while any minimum guarantees are earned evenly over the fiscal year. Revenues related to our agreement with Kmart are recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis.

Internet advertising revenues are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.

Television advertising revenues are recorded when the related commercial is aired and are recorded net of agency commission, estimated reserves for television audience underdelivery and, when applicable, distribution fees. Television product placement revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Revenues from our radio operations are recognized evenly over the four-year life of the contract, with the potential for additional revenues based on certain subscriber and advertising based targets.

Reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Television Production Costs

Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. We base our estimates on existing contracts for programs, historical advertising rates and ratings as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.

Intangible Assets

We are required to analyze our goodwill on an annual basis as well as when events and circumstances indicate impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. The recording of any resulting impairment loss could have a material adverse effect on our financial statements.

In 2007, 2006 and 2005, we estimated future cash flows, revenues, earnings and other factors based upon individual magazine title historical results, current trends and operating cash flows to assess the fair value. No impairment charges were recorded in 2007, 2006 or 2005.

In the event that we consummate the acquisition of certain assets of Chef Emeril Lagasse, we will have intangibles that will become subject to impairment evaluation.

Long-Lived Assets

We review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could have a material adverse effect on our financial statements.

Deferred Income Tax Asset Valuation Allowance

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss for years ended December 31, 2006 and 2005 represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 10 in the Consolidated Financial Statements for additional information.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At December 31, 2007, we had cash, cash equivalents and short-term investments totaling $57.3 million. These amounts were invested primarily in money market accounts, municipal debt securities, corporate debt securities and auction rate securities. The cash, cash equivalents and short-term investments were held for working capital and investment purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

As of March 10, 2008, we did not have any auction rate securities in our portfolio and we did not experience any losses from our year-end holdings.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is set forth on pages F-3 through F-26 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Exchange Act Rules 13a-15(b) or 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

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

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Evaluation of Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:

We have audited Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Martha Stewart Living Omnimedia, Inc. and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 17, 2008

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for our 2008 annual meeting of stockholders (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS AND OUR FOUNDER,” “MEETINGS AND COMMITTEES OF THE BOARD — Code of Ethics” and “— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2007,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTION EXERCISES AND STOCK VESTED DURING 2007,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “MEETING AND COMMITTEES OF THE BOARD — Corporate Governance” and is hereby incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” and is hereby incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Schedules: See page F-1 of this Annual Report on Form 10-K.

(3) Exhibits:

Exhibit
Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).
3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).
3.3	—	Amendment and Restatement of Article V, Section 5.1 of By-Laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2007).
4.1	—	Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.1	—	Form of Stockholders’ Agreement (incorporated by reference to the Registration Statement).
10.2	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.2.1, 10.2.2 and 10.2.1.†
10.2.1	—	Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)) as amended by Exhibits 10.2.2 and 10.2.3.†
10.2.2	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)) as amended by Exhibit 10.2.3.†
10.2.3	—	Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).†
10.3	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.3.1.†
10.3.1	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).
10.4	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).†
10.5	—	Form of Employment Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement) as amended by Exhibit 10.5.1.†
10.5.1	—	Amendment, dated as of March 15, 2004 to the Employment Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “March 2004 10-Q”)).†
10.6	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement).
10.7	—	Form of Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the Registration Statement) as amended by Exhibit 10.7.1 and 10.7.2.
10.7.1	—	Amendment, dated as of January 1, 2003, to Location Rental Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)) as amended by Exhibit 10.7.2.
10.7.2	—	Amendment, dated as of March 15, 2004 to the Location Rental Agreement, dated October 22, 1999, as amended, by and between the Company and Martha Stewart (incorporated by reference to the March 2004 10-Q).
10.8	—	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to the Registration Statement).

Exhibit
Number		Exhibit Title

10.9	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).
10.10	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to the Registration Statement).
10.10.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to the 1999 10-K).
10.11	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(the “June 2001 10-Q”)).
10.12	—	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to the June 2001 10-Q) as amended by Exhibit 10.12.1.
10.12.1	—	Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.13	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)) as amended by Exhibits 10.13.1 and 10.13.2.†
10.13.1	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)) as amended by Exhibit 10.13.2.†
10.13.2	—	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to our 2002 10-K).†
10.14	—	Investment Agreement, dated as of January 8, 2002, by and among Martha Stewart Living Omnimedia, Inc., The Martha Stewart Family Limited Partnership, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd (incorporated by reference to the 2001 10-K).
10.15	—	2002 Performance-Based Executive Bonus Plan (incorporated by reference to the 2002 10-K).†
10.16	—	2003 Key Executive Bonus Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).†
10.17	—	Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2004 (“September 23, 2004 8-K”)).†
10.18	—	Location Rental Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K).
10.18.1	—	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Martha Stewart extending that certain Location Rental Agreement, dated as of September 17, 2004, between the parties (incorporated by reference to our Quarterly Report on Form 10-Q filed November 9, 2007).
10.19	—	Letter Agreement dated September 17, 2004 between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to the September 23, 2004 8-K).†
10.20	—	Employment Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2004 (the “November 16, 2004 8-K”)).†
10.21	—	Restricted Stock Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to the November 16, 2004 8-K).†
10.22	—	Stock Option Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to the November 16, 2004 8-K).†
10.23	—	2005 Executive Severance Pay Plan (incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005).†
10.24	—	Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Inventive Plan (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2005).†
10.25	—	Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the May 17, 2005 8-K).†

Exhibit
Number		Exhibit Title

10.26	—	Employment Agreement dated as of May 2, 2005, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2005).†
10.27	—	Employment Agreement dated as of July 21, 2005, between Martha Stewart Living Omnimedia, Inc. and John R. Cuti (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2005).†
10.28	—	Consulting Agreement dated as of October 21, 2005 between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment Inc., an entity for which Mr. Charles A. Koppelman serves as Chairman and Chief Executive Officer (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2005 (the “October 21, 2005 8-K”)).†
10.28.1	—	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and CAK Entertainment, dated as of July 19, 2007, amending the Consulting Agreement dated October 21, 2005 between the parties (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).†
10.29	—	Consulting Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to the October 21, 2005 8-K).†
10.30	—	Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to the October 21, 2005 8-K).†
10.31	—	Employment Agreement dated as of November 15, 2005, between Martha Stewart Living Omnimedia, Inc. and Sheraton Kalouria (incorporated by reference to our Current Report on Form 8-K filed on November 22, 2005).†
10.32	—	Separation Agreement dated as of March 7, 2006, between Martha Stewart Living Omnimedia, Inc. and James Follo (incorporated by reference to our Current Report on Form 8-K filed on March 8, 2006).
10.33	—	Employment Agreement dated as of July 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Holly Brown (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).†
10.34	—	Employment Agreement dated as of July 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Howard Hochhauser (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2006).†
10.35	—	Warrant Registration Rights Agreement dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006).
10.36	—	Letter Agreement dated as of October 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2006).†
10.37	—	Bonus Conversion Policy (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2007).†
10.38	—	Form of Restricted Stock Unit Award Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2007).†
10.39	—	Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Robin Marino — Modification of employment arrangement and grant of restricted stock (incorporated by reference to our Current Report on Form 8-K filed May 1, 2007).†
10.40	—	Employment Agreement dated as of June 25, 2007 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to our Quarterly Report on Form 10-Q filed November 9, 2007).†
10.41*	—	Employment Agreement dated as of October 1, 2007 between Martha Stewart Living Omnimedia, Inc. and Gregory Barton.†
10.42	—	2008 Executive Severance Pay Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed November 9, 2007).†
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2007).
21*	—	List of Subsidiaries.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† indicates management contracts and compensatory plans
* indicates filed herewith

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the New York Stock Exchange Listed Company Manual requires the Chief Executive Officer of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. Our Chief Executive Officer submitted the required certification without qualification to the NYSE as of May 2007. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 Certifications”) with respect to our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Signature	Title

/s/ Susan Lyne Susan Lyne	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Howard Hochhauser Howard Hochhauser	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Rick Boyko Rick Boyko	Director

/s/ Michael Goldstein Michael Goldstein	Director

/s/ Jill A. Greenthal Jill A. Greenthal	Director

/s/ Charles Koppelman Charles Koppelman	Chairman of the Board

/s/ Thomas C. Siekman Thomas C. Siekman	Lead Independent Director

/s/ Bradley E. Singer Bradley E. Singer	Director

Each of the above signatures is affixed as of March 17, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Martha Stewart Living Omnimedia, Inc. adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards No. 109” and effective January 1, 2006, Martha Stewart Living Omnimedia, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 17, 2008

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands except per share data)

	2007	2006	2005

REVENUES
Publishing	$183,727	$156,559	$125,765
Merchandising	84,711	69,504	58,819
Internet	19,189	15,775	11,258
Broadcasting	40,263	46,503	16,591

Total revenues	327,890	288,341	212,433

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	154,851	138,213	125,929
Selling and promotion	89,179	74,190	71,037
General and administrative	68,584	70,173	85,981
Depreciation and amortization	7,562	8,598	7,797

Total operating costs and expenses	320,176	291,174	290,744

OPERATING INCOME/(LOSS)	7,714	(2,833)	(78,311)
Interest income, net	2,771	4,511	3,423
Legal Settlement	432	(17,090)	–

INCOME/(LOSS) BEFORE INCOME TAXES	10,917	(15,412)	(74,888)
Income tax provision	(628)	(838)	(407)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	10,289	(16,250)	(75,295)

Loss from discontinued operations	–	(745)	(494)

NET INCOME/(LOSS)	$10,289	$(16,995)	$(75,789)

INCOME/(LOSS) PER SHARE
Basic and diluted - Income/(loss) from continuing operations	$0.20	$(0.32)	$(1.48)
Basic and diluted - Loss from discontinued operations	–	(0.01)	(0.01)

Basic and diluted - Net income/(loss)	$0.20	$(0.33)	$(1.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	52,449	51,312	50,991
Diluted	52,696	51,312	50,991

DIVIDENDS PER COMMON SHARE	n/a	$0.50	n/a

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands except per share data)

	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,536	$28,528
Short-term investments	26,745	35,321
Accounts receivable, net	94,195	70,319
Inventories, net	4,933	4,448
Deferred television production costs	5,316	4,609
Income taxes receivable	513	482
Other current assets	3,921	3,857

Total current assets	166,159	147,564

PROPERTY, PLANT AND EQUIPMENT, net	17,086	19,616
INTANGIBLE ASSETS, net	53,605	53,605
OTHER NON-CURRENT ASSETS	18,417	7,262

Total assets	$255,267	$228,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,425	$28,053
Accrued payroll and related costs	13,863	13,646
Income taxes payable	1,246	1,011
Current portion of deferred subscription revenue	25,578	28,884
Current portion of other deferred revenue	5,598	3,159

Total current liabilities	73,710	74,753

DEFERRED SUBSCRIPTION REVENUE	9,577	10,032
OTHER DEFERRED REVENUE	14,482	9,845
OTHER NON-CURRENT LIABILITIES	1,969	2,460

Total liabilities	99,738	97,090

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 26,738 and 26,109 shares outstanding in 2007 and 2006, respectively	267	261
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,722 and 26,791 shares outstanding in 2007 and 2006, respectively	267	268
Capital in excess of par value	272,132	257,014
Accumulated deficit	(116,362)	(125,811)

	156,304	131,732
Less Class A treasury stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	155,529	130,957

Total liabilities and shareholders’ equity	$255,267	$228,047

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Class A		Class B				Class A
	Common Stock		Common Stock				Treasury Stock
					Capital in
					excess of par	Accumulated
	Shares	Amount	Shares	Amount	value	deficit	Shares	Amount	Total

Balance at January 1, 2005	21,660	$217	29,123	$291	$193,988	$(6,093)	(59)	$(775)	$187,628
Net loss	–	–	–	–	–	(75,789)	–	–	(75,789)
Conversion of shares	1,828	18	(1,828)	(18)	–	–	–	–	–
Shares returned on net treasury basis	–	–	(422)	(4)	4	–	–	–	–
Issuance of shares in conjunction with stock options exercises	585	6	–	–	7,954	–	–	–	7,960
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	809	8	–	–	(3,717)	–	–	–	(3,709)
Equity charge associated with common stock warrant	–	–	–	–	31,755	–	–	–	31,755
Non-cash equity compensation	–	–	–	–	12,786	–	–	–	12,786

Balance at December 31, 2005	24,882	249	26,873	269	242,770	(81,882)	(59)	(775)	160,631
Net loss	–	–	–	–	–	(16,995)	–	–	(16,995)
Shares returned on net treasury basis	–	–	(82)	(1)	1	–	–	–	–
Issuance of shares in conjunction with stock options exercises	151	1	–	–	1,582	–	–	–	1,583
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	332	3	–	–	(794)	–	–	–	(791)
Common stock dividends	–	–	–	–	–	(26,934)	–	–	(26,934)
Issuance of shares in conjunction with warrant exercises	744	8	–	–	–	–	–	–	8
Equity charge associated with common stock warrant	–	–	–	–	2,261	–	–	–	2,261
Non-cash equity compensation	–	–	–	–	11,194	–	–	–	11,194

Balance at December 31, 2006	26,109	261	26,791	268	257,014	(125,811)	(59)	(775)	130,957
Net income	–	–	–	–	–	10,289	–	–	10,289
Cumulative effect of adoption of FIN 48	–	–	–	–	–	(840)	–	–	(840)
Shares returned on a net treasury basis	–	–	(69)	(1)	1	–	–	–	–
Issuance of shares in conjunction with stock options exercises	91	1	–	–	307	–	–	–	308
Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	384	4	–	–	(3,434)	–	–	–	(3,430)
Issuance of shares in conjunction with warrant exercises	154	1	–	–	–	–	–	–	1
Equity charge associated with common stock warrant	–	–	–	–	5,530	–	–	–	5,530
Non-cash equity compensation	–	–	–	–	12,714	–	–	–	12,714

Balance at December 31, 2007	26,738	$267	26,722	$267	$272,132	$(116,362)	(59)	$(775)	$155,529

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$10,289	$(16,995)	$(75,789)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,562	8,598	7,797
Amortization of deferred television production costs	21,029	25,324	7,844
Non-cash equity compensation	19,118	13,811	44,580

Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	(23,876)	(14,938)	(24,050)
Inventories	(485)	(538)	1,319
Other current assets	(64)	509	(793)
Deferred television production costs	(22,194)	(23,426)	(14,351)
Other non-current assets	(1,357)	(1,946)	1,145
Accounts payable and accrued liabilities	(475)	5,626	1,021
Income taxes	(636)	572	5,867
Deferred subscription revenue	(3,761)	(832)	4,920
Other deferred revenue	7,076	(895)	10,461
Other non-current liabilities	(491)	(581)	(320)

	(46,263)	(36,449)	(14,781)

Net cash provided by/(used in) operating activities	11,735	(5,711)	(30,349)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,032)	(8,342)	(9,822)
Purchases of short-term investments	(186,210)	(189,755)	(137,876)
Sales of short-term investments	194,786	238,222	89,398
Investment in other non-current assets	(10,150)	–	–

Net cash provided by/(used in) investing activities	(6,606)	40,125	(58,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(26,101)	–
Proceeds from exercise of stock options	308	750	7,960
Issuance of stock, warrants and restricted stock, net of cancellations and tax liabilities	(3,429)	(784)	(3,709)

Net cash provided by/(used in) financing activities	(3,121)	(26,135)	4,251

Net increase/(decrease) in cash	2,008	8,279	(84,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,528	20,249	104,647

CASH AND CASH EQUIVALENTS, END OF YEAR	$30,536	$28,528	$20,249

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions except share data and where noted)

1. THE COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading provider of original “how to” content and products for homemakers and other consumers. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s operations related to its magazines and books. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Internet segment comprises the website marthastewart.com, operations relating to direct-to-consumer floral business and sales of digital photo products. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, and also those related to its satellite radio channel on Sirius.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash equivalents that mature within three months of the date of purchase (see Note 3).

Short-term Investments

Short-term investments include investments that have maturity dates in excess of three months on the date of acquisition. Unrealized gains/losses were insignificant (see Note 3).

Revenue Recognition

The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 0021, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the Company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue will be recognized as the earnings process is completed.

Magazine advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience.

Deferred subscription revenue results from advance payments for subscriptions received from subscribers and is recognized on a straight-line basis over the life of the subscription as issues are delivered.

Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of brokerage and newsstand related fees. Estimated returns are recorded based upon historical experience.

Deferred book revenue results from advance payments received from the Company’s publisher and is recognized as manuscripts are delivered to and accepted by the publisher. Revenue is also earned from book publishing as sales on a unit basis exceed the advanced royalty.

Television advertising revenues are recognized when the related commercial is aired and are recorded net of agency commission, estimated reserves for television audience underdelivery and, for season 2 of “The Martha Stewart Show”, NBC distribution fees. In exchange for season 3 license fees, the Company gained additional advertising inventory for the new season. Therefore, season 3 revenues are reported net of only the agency commission and estimated reserves for television audience underdelivery. Television product placement revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement. Internet advertising revenues based on the sale of impression-based advertisements are recorded in the period in which the advertisements are served.

Product revenues in the Company’s Internet segment are recognized upon shipment of goods to customers. Shipping and handling expenses are included in cost of goods sold. Estimated returns are recorded based on historical experience.

Licensing-based revenues, most of which are in the Company’s Merchandising segment, are accrued on a monthly basis, based on the specific mechanisms of each contract. Generally, revenues are accrued based on actual sales, while any minimum guarantees are earned evenly over the fiscal year. Revenues related to the Company’s agreement with Kmart are recorded on a monthly basis based on actual retail sales, until the last period of the year, when the Company recognizes a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by the Company’s partners on a quarterly basis.

Inventories

Inventory consisting of paper is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

Costs incurred to develop the Company’s website are required to be capitalized and amortized over the estimated useful life of the website in accordance with EITF 00-2, “Accounting for Web Site Development Costs” and Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For the year ended 2007 and 2006, the Company capitalized $1.2 million and $3.0 million, respectively, of costs associated with the website development, of which $0.2 million were compensation expenses for each year. These capitalized costs will be amortized over the useful life of the website.

The useful lives of the Company’s assets are as follows:

Studio sets	2 years
Furniture, fixtures and equipment	3 – 5 years
Computer hardware and software	3 – 5 years
Leasehold improvements	life of lease

Intangible Assets

The Company reviews goodwill for impairment by applying a fair-value based test annually, or more frequently if events or changes in circumstances warrant. The Company estimates fair values based on the future expected cash flows, revenues, earnings and other factors. The Company estimates future cash flows, revenues, earnings and other factors based upon segment level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market, and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, it may record additional impairment charges in the future. For the years ended December 31, 2007, 2006 and 2005, no impairment charge was recorded.

The components of the intangible assets as of December 31, 2007 are set forth in the schedule below, and are reported entirely within the Publishing segment:

					Accumulated
		Accumulated			Amortization-
		Amortization		Publishing	Publishing
	Publishing	– Publishing	Publishing	Subscriber	Subscriber
(In thousands)	Goodwill	Goodwill	Trademarks	Lists	Lists	Total

Balance January 1, 2006	$67,857	$(14,752)	$500	$900	$(825)	$53,680

Amortization expense	-	-	-	-	(75)	(75)

Balance December 31, 2006	67,857	(14,752)	500	900	(900)	53,605

Amortization expense	-	-	-	-	-	-

Balance December 31, 2007	$67,857	$(14,752)	$500	$900	$(900)	$53,605

Impairment of Long-lived assets

The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using the Company’s best estimates based on reasonable assumptions and projections, it records an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. The Company evaluates intangible assets with finite useful lives by individual magazine title or other applicable property, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not specific to certain magazine titles or properties at a consolidated entity or segment reporting unit level, as appropriate.

For the years ended December 31, 2007, 2006 and 2005, no impairment charge was recorded.

Investment in Other Non-current Assets

In August 2007, as part of a transaction led by GTCR Golder Rauner, the Company invested $10.2 million ($10 million in cash and $0.2 million in related acquisition costs) in exchange for Class A Preferred and Common Units in United Craft MS Brands, LLC (“United Craft”), a holding company of the newly combined entity, Wilton Products Inc., which owns EK Success, Wilton Industries, and Dimensions Holding. The investment gives the Company a 3.8% ownership interest in the combined crafts entity.

At the time of the August investment, and in connection with the acquisition by United Craft of Wilton Industries and Dimensions Holding, the Company modified the terms of its existing agreement with United Craft. In 2006, the Company entered into a licensing relationship with United Craft and its affiliates, including EK Success, for the creation, marketing and sale of paper-based craft products. In connection with that initial license, the Company received a deeply subordinated equity interest in United Craft represented by Class M Common Units. The Company’s ability to realize value from that subordinated equity interest was contingent on, among other matters, majority stockholders receiving a specified rate of return in respect of their senior securities. Pursuant to the August amendment to the existing agreement, the proportionate size of the Company’s subordinated interest in the equity of United Craft was reduced and the requisite hurdle rate for the senior equity was reduced as well. Consistent with the accounting treatment of the original subordinated equity interest in United Craft, the Company valued the Class M Common Units and recorded the amount as deferred revenue in the Merchandising segment. The Company engaged an external valuation services firm to value the investment, and finalized, in the fourth quarter of 2007, the fair value of the Class M Common Units as $2.6 million.

In 2007, concurrently with the investment agreement, the Company entered into an additional licensing agreement with Wilton Industries. During 2007, the Company received and recognized royalties from the initial 2006 agreement with EK Success. Royalties from Wilton Industries are not expected to be generated until the launch of the licensed products at a future date.

Advertising Costs

Advertising costs, consisting primarily of direct-response advertising, are expensed in the period incurred.

Reclassification Adjustments

Certain prior year financial information has been reclassified to conform to fiscal 2007 financial statement presentation. In 2005, in accordance with Staff Accounting Bulletin Topic 14F, “Share-Based Payment”, non-cash equity compensation expense has been reclassified to production, distribution and editorial, selling and promotion, and general and administrative expense lines (the same lines as cash compensation paid to the same recipients) out of non-cash equity compensation expense.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock. For the years ended December 31, 2007, 2006, and 2005, the shares subject to options, warrants, and restricted stock awards that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 2,276,622, 3,404,478 and 5,095,000 with a weighted average exercise price of $15.43, $18.45, and $25.44, respectively.

Options granted under the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan are not included as they are not dilutive (see Note 9, “Employee and Non-Employee Benefit and Compensation Plans”).

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

Equity Compensation

See Note 9, “Employee and Non-Employee Benefit and Compensation Plans,” for discussion of equity compensation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The statement was effective for interim or annual periods beginning after January 1, 2006. Accordingly, effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R. See Note 9, “Employee and Non-Employee Benefit and Compensation Plans” for further information on the adoption of SFAS 123R.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. It further provides guidance on derecognition and measurement of tax positions. Disclosure requirements under FIN 48 include a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, effective January 1, 2007, the Company adopted the provisions of FIN 48. See Note 10, “Income Taxes,” for further discussion on the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

The Company is currently assessing the impact to the Company’s consolidated financial position, cash flows or results of operations upon adoption of SFAS 157 and FSP FAS 157-2.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the impact to the Company’s consolidated financial position, cash flows or results of operations upon adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited. The Company is currently assessing the impact to the Company’s consolidated financial position, cash flows or results of operations upon adoption of SFAS 141(R) and SFAS 160.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents at December 31, 2007 and 2006 consisted of the following:

(in thousands)	2007	2006

Cash	$19,469	$26,342
Money market funds	11,067	2,186

Total cash and cash equivalents	$30,536	$28,528

As of December 31, 2007, short-term investments consist of municipal debt securities, corporate debt securities and auction rate securities. Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days. Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. Auction rate securities are recorded at fair market value, which approximates cost because of their short-term interest rates. Corporate debt securities and municipal debt securities are issued by various highly rated municipalities that have maturities between three and twelve months at date of purchase.

The Company’s short-term investments are accounted for as available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at cost, which approximates fair market value; therefore the Company has no unrealized gains or losses from these investments.

Short-term investments at December 31, 2007 and 2006 consisted of the following:

(in thousands)	2007	2006

Municipal debt securities	$19,586	$-
Auction rate securities	2,875	4,725
Corporate debt securities	4,284	11,035
U.S. government and agency securities	–	18,817
Foreign bonds	–	744

Total short-term investments	$26,745	$35,321

All income generated from these short-term investments is recorded as interest income.

4. ACCOUNTS RECEIVABLE, NET

The components of accounts receivable at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006

Advertising	$42,828	$26,722
Licensing	50,111	41,273
Other	6,061	6,085

	99,000	74,080
Less: reserve for credits and uncollectible accounts	4,805	3,761

	$94,195	$70,319

As of December 31, 2007 and 2006, accounts receivable from Kmart were approximately $45.1 million and $35.1 million, respectively, primarily related to the true-up payment due to the minimum guaranteed royalty for the applicable year. Payment of such respective receivables was received by the Company in the first quarter of the following year, prior to the respective filing of the Annual Report on Form 10-K for the applicable period.

5. INVENTORIES

Inventory is comprised of paper, and is valued at $4.9 million and $4.4 million at December 31, 2007 and 2006, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006

Studios and equipment	$4,202	$4,202
Furniture, fixtures and equipment	10,518	9,071
Computer hardware and software	25,956	22,938
Leasehold improvements	27,279	26,716

Total Property, Plant and Equipment	67,955	62,927
Less: accumulated depreciation and amortization	50,869	43,311

Net Property, Plant and Equipment	$17,086	$19,616

Depreciation and amortization expense related to property, plant and equipment was $7.6 million, $8.5 million and $7.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

7. LINE OF CREDIT

The Company has an agreement with Bank of America, N.A. for a line of credit in the amount of $5.0 million with an interest rate equal to London Interbank Offering Rate (“LIBOR”) plus 1.0% per annum and an expiration date of June 30, 2008. As of December 31, 2007, the Company did not have any amounts outstanding under this agreement.

8. SHAREHOLDERS’ EQUITY

Common Stock

The Company has two classes of common stock outstanding. The Class B Common Stock is identical in all respects to Class A Common Stock, except with respect to voting and conversion rights. Each share of Class B Common Stock entitles its holder to ten votes and is convertible on a one-for-one basis to Class A Common Stock at the option of the holder and automatically upon most transfers.

In late July 2006, our Board of Directors declared a one-time special dividend of $0.50 per share for a total value of $26.9 million. During September 2006, the Company paid $26.1 million in dividends and reduced the aggregate exercise price under certain warrants by an aggregate of $0.8 million on account of the dividend.

9. EMPLOYEE AND NON-EMPLOYEE BENEFIT AND COMPENSATION PLANS

Retirement Plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the IRS ($0.02 million in 2007 and 2006 and $0.01 million in 2005), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions totaled approximately $1.2 million, $1.1 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company does not sponsor any post-retirement and/or post-employment benefit plan.

Stock Incentive Plans

The Company currently has several stock incentive plans that permit it to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors may grant awards for up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”). In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she periodically returns to the Company shares of Class B Common Stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under the 1997 Option Plan are not dilutive. In 2005, 422,000 shares were returned under the agreement representing shares due the Company as of December 31, 2004. In 2006, 82,306 shares were returned under the agreement representing shares due the Company as of December 31, 2005. In 2007, 69,174 shares were returned under the agreement representing shares due the Company as of March 31, 2007. No further awards will be made from the 1997 Option Plan.

Prior to January 1, 2006, the Company accounted for these plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore prior periods have not been restated. Compensation cost recognized in the years ended December 31, 2007 and 2006 includes the relevant portion (the amount vesting in the respective periods) of share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model.

Black-Scholes Assumptions

The Company uses the Black-Scholes option pricing model to value options and warrants issued. The model requires numerous assumptions, including expected volatility of the Company’s Class A Common Stock price, expected life of the option and expected cancellations. These assumptions are reviewed and used to value grants when they are issued. Further, certain grants are subject to revaluation at reporting period end dates or when vesting provisions lapse. In the fourth quarter of 2006, the Company re-examined its volatility calculation that had previously included all historical closing prices since the Company’s initial public offering in 1999. The Company believes that the historical closing prices throughout 2006 and forward represent a more accurate volatility of the Company’s stock and is generally consistent with the implied market volatility of its publicly traded options and in-line with its industry peer group. Therefore, the Company determined its current volatility calculation using historical closing prices starting January 1, 2006. For presentation purposes, the Company’s Black-Scholes model represents a blend of assumptions including the Company’s 2006 updated volatility for those options that are priced when vesting provisions lapse.

Stock Options and Warrants

Prior to March 2000, options were granted with an exercise price equal to the closing price of the Class A Common Stock on the date of the grant. As of March 9, 2000, the Company grants options with an exercise price equal to the most recent prior date for which a closing price is available, without regard for after-hours trading. Stock options have an exercise term not to exceed 10 years. The Compensation Committee determines the vesting period for the Company’s stock options. Generally, employee stock options vest ratably on each of either the first three or four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years from the grant date. The vesting of certain option awards to non-employees is generally contingent upon the satisfaction of various milestones. Employee option awards usually provide for accelerated vesting upon retirement, death, or disability. Severance of a participant in the Martha Stewart Living Omnimedia, Inc. Executive Severance Plan also triggers accelerated vesting of that participant’s equity awards.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before taxes and net income for the three-month periods ended December 31, 2007 and December 31, 2006, were $0.2 million and $0.5 million, respectively, lower than if the Company continued to account for stock-based compensation under APB 25. For the year ended December 31, 2007, the Company’s income before taxes and net income is $1.7 million lower. For the year ended December 31, 2006, the Company’s loss before taxes and net loss is $2.4 million higher. The adoption of SFAS 123R did not impact the Company’s reported income per share for the three months ended December 31, 2007, and resulted in a $0.03 decrease in the Company’s reported income per share for the year ended December 31, 2007.

Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of the Company’s consolidated statements of operations. For the years ended December 31, 2007, 2006, and 2005, the Company recorded non-cash equity compensation expense of $19.1 million, $13.8 million, and $44.6 million, respectively. In 2005 and 2006, the Company capitalized $1.3 million and $0.2 million, respectively, of non-cash equity compensation which was issued in connection with the execution of certain licensing agreements. Accordingly, the value of the shares is amortized to non-cash equity compensation expense as revenues are recognized. As of December 31, 2007, capitalized non-cash equity compensation was $0.8 million.

As of December 31, 2007, there was $0.5 million of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of one year.

The intrinsic values of options exercised during the years ended December 31, 2007 and 2006 were not significant. The total cash received from the exercise of stock options for the years ended December 31, 2007 and 2006 was $0.3 million and $0.8 million respectively, and is classified as financing cash flows.

No options were granted to employees during the year ended December 31, 2007. The fair value of non-employee contingent awards where vesting restrictions lapsed in 2007 was estimated on the date when vesting provisions lapsed, using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

2007

Risk-free interest rates	3.5% - 5.1%
Dividend yields	Zero
Expected volatility	32.9% - 41.5%
Expected option life	4.6 - 8.4 years
Average fair market value per option granted	$2.89 - $13.32

Note: This table represents a blend of assumptions including the Company’s 2006 updated volatility for those options that are priced when vesting provisions lapse.

Changes in outstanding options under the 1997 Option Plan during the twelve-month period ending December 31, 2007 are as follows:

		Weighted
	Number of	average
	options	exercise price

Outstanding as of December 31, 2006	59,644	$0.60
Exercised	(50,500)	0.60
Cancelled	(9,144)	0.60

Outstanding as of December 31, 2007	0	$0.60

Options exercisable at December 31, 2007	0
Options available for grant at December 31, 2007	Zero

Changes in outstanding options under the 1999 Option Plan and the Non-Employee Director Plan during the year ended December 31, 2007 are as follows:

		Weighted
	Number of	average
	options	exercise price

Outstanding as of December 31, 2006	1,723,350	$18.70
Granted	52,500	18.09
Exercised	(40,650)	6.87
Cancelled	(12,000)	12.05

Outstanding as of December 31, 2007	1,723,200	$19.01

Options exercisable at December 31, 2007	1,592,845	$18.93
Equity available for grant at December 31, 2007 after deducting restricted stock outstanding	4,993,205

The following table summarizes information about the stock options outstanding under the Company’s option plans as of December 31, 2007:

		Options Outstanding		Options Exercisable
	Weighted
	Average
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of Exercise Price	Life in	Number	Exercise	Number	Exercise
Per Share	Years	Outstanding	Price	Exercisable	Price

$0.60	0.0	0	$0.0	0	$0.0
$6.78-$10.61	1.5	244,842	8.41	244,842	8.41
$14.90-$15.75	3.1	15,825	15.38	15,825	15.38
$15.90	4.1	150,000	15.90	150,000	15.90
$16.45-$18.90	5.5	722,333	18.42	705,666	18.46
$19.92-$26.25	6.6	239,200	21.03	125,512	21.65
$26.56-$33.75	5.0	351,000	27.72	351,000	27.72

$0.60-$33.75	4.9	1,723,200	$19.01	1,592,845	$18.93

The table below presents the pro forma effect on net loss and basic and diluted loss per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under its stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model.

2005

Risk-free interest rates	3.74%
Dividend yields	Zero
Expected volatility	68.3%
Expected option life	3.0 years
Average fair market value per option granted	$12.01

Under SFAS 123, compensation cost is recognized in the amount of the estimated fair value of the options over the relevant vesting periods. The pro forma effect on net loss for the year ended December 31, 2005, was as follows:

(in thousands, except per share data)	2005

Net loss, as reported	$(75,789)
Add back: Total stock option based employee compensation expense included in net loss	3,496
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards	(5,512)

Pro forma net loss	$(77,805)

Loss per share:
Basic and diluted – as reported	$(1.49)
Basic and diluted – pro forma	$(1.53)

Restricted Stock

Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS 123R in 2006, the Company reclassified the unamortized restricted stock to additional paid-in capital. Restricted stock is expensed ratably over the restriction period, typically ranging from three to four years. Restricted stock expense for the three months ended December 31, 2007 and 2006 was $3.3 million and $2.4 million, respectively. Restricted stock expense for the years ended December 31, 2007 and 2006 was $11.9 million and $7.7 million, respectively.

A summary of the Company’s nonvested restricted stock shares as of December 31, 2007 and changes during the twelve month period ended December 31, 2007 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value

Nonvested at December 31, 2006	882,794	$18,464
Granted	650,150	11,041
Vested(1)	(495,007)	(10,610)
Forfeitures	(76,573)	(1,491)

Nonvested at December 31, 2007	961,364	$17,404

(1)	Included in the gross shares vested during the period ended December 31, 2007 are 200,808 shares of our common stock which were surrendered by recipients in order to fulfill their tax withholding obligations.

The fair value of nonvested shares is determined based on the closing price of our common stock on the day preceding grant date. The weighted-average grant date fair values of nonvested shares granted during the periods ended December 31, 2007 and 2006 were $11.0 million and $7.9 million respectively. As of December 31, 2007, there was $9.7 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of 1.6 years.

Non-Employee Equity Compensation

In consideration of the execution in September 2004 of a consulting agreement under which Mark Burnett agreed to act as an advisor and consultant to the Company with respect to various television matters, the Company issued to Mr. Burnett a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock at an exercise price of $12.59 per share. Under the initial agreement, the shares covered by the warrant would have vested and become exercisable in three tranches, subject to the achievement of various milestones with respect to certain television programs. The first two tranches representing a total of 1,666,666 shares vested in 2005 and the warrant with respect to such shares was exercised in 2006. However, under the terms of this warrant, the third tranche (i.e., 833,333 shares) did not vest. No shares remain eligible for issuance under this warrant.

On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares of Class A Common Stock at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During the first quarter of 2007, the portion of the warrant related to the clearance of season 3 of The Martha Stewart Show vested and was subsequently exercised. Mr. Burnett exercised this portion of the warrant on a cashless basis, pursuant to which he acquired 154,112 shares and forfeited 262,555 shares based on the closing price of the Company’s Class A Common Stock of $19.98 the day prior to exercise. The remaining half of this warrant vested in July 2007 when the applicable milestones relating to the production of The Martha Stewart Show were achieved. For the year ended December 31, 2007, the Company recognized an approximate $6.0 million increase to non-cash equity compensation related to this warrant.

Both of Mr. Burnett’s warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrants issued to Mr. Burnett are not covered by the Company’s existing equity plans. In connection with the 2006 warrant, the Company also entered into a registration rights agreement with Mr. Burnett. Mr. Burnett has exercised his right to obligate the Company to effect a shelf registration under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issuable upon the exercise of either warrant. The Company registered the shares covered under the warrant agreement, in addition to certain other shares, pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission.

In March 2006, the Company entered into an agreement with an agency which provided the Company with marketing communications and consulting services. In September 2006, the Company entered into a new agreement with this agency which superseded in its entirety the March agreement. Pursuant to the new agreement, the Company granted the agency an option to purchase 60,000 shares of the Company’s Class A Common Stock under the Company’s 1999 Option Plan with an exercise price equal to $18.31 per share, which was the closing price on the date of the agreement. 30,000 of the shares subject to the option vested immediately. During the first quarter of 2007, the performance criteria were achieved, and the remaining 30,000 shares subject to the option vested. For the year ended December 31, 2007, the Company recorded non-cash equity compensation expense of $0.3 million related to the shares which vested upon receipt of specified deliverables. The shares which vested in 2007 were valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate – 5.06%; dividend yield – zero; expected volatility – 35.53%; contractual life – 5 years; average fair market value per option granted – $9.76.

In January 2005, the Company entered into a consulting agreement with Charles Koppelman who was then the Vice Chairman and Director of the Company. In October 2005, the Company entered into a two-year consulting agreement with CAK Entertainment, Inc., an entity for which Mr. Koppelman serves as Chairman and Chief Executive Officer. Each of these agreements contains non-cash equity compensation terms which are further discussed in Note 11, “Related Party Transactions.”

10. INCOME TAXES

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance on its $63.3 million net deferred tax asset for 2007. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

The (provision)/benefit for income taxes consists of the following for the years ended December 31, 2007, 2006, and 2005:

(in thousands)	2007	2006	2005

Current Income Tax (Expense)/Benefit
Federal	$64	$(399)	$(20)
State and local	(165)	(77)	(96)
Foreign	(527)	(362)	(291)

Total current income tax (expense)/benefit	(628)	(838)	(407)

Deferred Income Tax Expense
Federal	—	—	—

State and local	—	—	—

Total deferred income tax expense	—	—	—

Income tax provision from continuing
operations	$(628)	$(838)	$(407)

A reconciliation of the federal income tax (provision)/benefit from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2007, 2006, and 2005 is as follows:

(in thousands)	2007	2006	2005

Computed tax at the federal statutory rate of 35%	$(3,821)	$5,655	$26,384
State income taxes, net of federal benefit	(107)	(50)	(62)
Non-deductible compensation	(1,347)	(5,486)	(994)
Non-deductible expense	(264)	(226)	(164)
Non-deductible litigation reserve	—	(5,981)	—
Non-taxable foreign income	—	225	232
Valuation allowance	4,911	5,056	(26,104)
Other	—	(31)	301

Provision for income taxes	$(628)	$(838)	$(407)

Effective tax rate	5.8%	5.4%	0.5%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006

Deferred Tax Assets
Provision for doubtful accounts	$918	$1,020
Accrued rent	1,170	1,465
Reserve for newsstand returns	926	1,319
Accrued compensation	7,531	6,594
Deferred royalty revenue	4,101	4,015
NOL/credit carryforwards	45,736	46,211
Depreciation and amortization	2,328	1,034
Other	766	648

Total deferred tax assets	63,476	62,306

Deferred Tax Liabilities
Prepaid expenses	(199)	(165)

Total deferred tax liabilities	(199)	(165)
Valuation allowance	(63,277)	(62,141)

Net Deferred Tax Asset	$—	$—

At December 31, 2007, the Company had aggregate federal net operating loss carryforwards of $90.0 million (before-tax), which will be available to reduce future taxable income through 2025, with the majority expiring in years 2024 and 2025. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company’s valuation allowance will be adjusted accordingly. The Company has federal and state tax credit carryforwards of $2.3 million which begin to expire in 2014.

As of January 1, 2007, the Company adopted the provisions of FIN 48, which establishes guidance on the accounting for uncertain tax positions. FIN 48 provides for a recognition threshold and measurement attribute as part of a two-step tax position evaluation process prescribed in FIN 48. The cumulative effect of $0.8 million for adopting FIN 48 was recorded in retained earnings as an adjustment to accumulated deficit in the opening balance as of January 1, 2007. This adjustment primarily related to a protest filed in response to an Internal Revenue Service (“IRS”) assessment of the 2000 tax year and the effect in subsequent years.

As of December 31, 2007, the Company had a FIN 48 liability balance of $1.3 million. Of this amount, $1.0 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.3 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of January 1, 2007 and December 31, 2007, the Company recorded $0.4 and $0.3 million of accrued interest and penalties in the statement of financial position. Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended December 31, 2007.

(in thousands)	2007

Gross balance at January 1	$1,478
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	168
Reductions for tax positions of prior years	—
Settlements	(608)
Reductions due to lapse of applicable statute of limitations	—

Gross balance at December 31	1,038
Interest and penalties	246

Balance including interest and penalties at December 31	$1,284

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2001 and state examinations for the years before 2003. The Company is currently under IRS audit for the years 2001 – 2004. The Company is currently not under any other material income tax audits. The Company reasonably anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.2 million.

11. RELATED PARTY TRANSACTIONS

In 2004, Martha Stewart submitted a claim, pursuant to the Corporation’s By-Laws, for reimbursement of certain expenses relating to her defense of the count of the federal criminal indictment against her alleging she made false and misleading statements intended to influence the price of the Company’s stock. Ms. Stewart’s defense of this count was successful and a judgment of acquittal was entered in her favor. The Company and Ms. Stewart submitted the question of whether or not she is entitled to indemnification to an independent expert on Delaware law. On March 15, 2005, the independent expert determined that Ms. Stewart was entitled to indemnification. Accordingly, the Company reimbursed Ms. Stewart $2.8 million for this claim. The Company was reimbursed a substantial portion of these expenses under its Directors & Officers insurance policy.

Under a location rental agreement dated September 2004, the Company pays Martha Stewart $0.5 million annually for use of her properties, which increased to $0.8 million in years in which the Company is producing any original network, cable or syndicated television program for which Ms. Stewart serves as on-air talent. The fees for use of these properties under the location rental agreement amounted to $0.8 million in 2007 and 2006, respectively, and $0.6 million in 2005. On September 18, 2007, we entered into a letter agreement with Ms. Stewart to extend that certain location rental agreement, that was by its terms scheduled to expire at the conclusion of its initial three-year term. Pursuant to the letter agreement, the Company will pay Ms. Stewart the same annual fee as was in effect under the location rental agreement for the prior year, pending current negotiation of a new agreement between the parties. Until such time as the parties enter into any such new agreement, the Company will be permitted to continue to exercise its rights under the existing terms of the location rental agreement.

The Company provides personnel services to a company owned by Martha Stewart. Such services are periodically reimbursed to the Company throughout the year. As of December 31, 2007, the Company is currently owed $0.1 million from a company owned by Ms. Stewart for certain services provided by Company personnel. During 2006, a company owned by Ms. Stewart reimbursed the Company $0.4 million for certain services provided by Company personnel. During 2005, the Company paid $0.2 million to a company owned by Ms. Stewart, principally for reimbursement of expenses incurred on the Company’s behalf in connection with business meetings and entertainment. During 2005, the Company also paid $0.2 million for reimbursement of a portion of the cost of a computer network and telecommunications system, as well as $0.1 million for security gates, all at her primary residence.

In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole-life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by Ms. Stewart out of the policies’ existing surrender value at the time of repayment. In 2002, the arrangement was amended such that the Company would not be obligated to make further premium payments unless legislation permits such payments. As of December 31, 2007, the aggregate amount paid by the Company under this arrangement is $2.2 million.

The Company currently has a consulting agreement with a company controlled by Charles Koppelman, the Company’s Chairman. In January 2005, the Company entered into an initial agreement with Mr. Koppelman who was then Vice Chairman and a Director of the Company. Pursuant to the terms of the agreement, Mr. Koppelman was paid a fee of $0.5 million per annum, received 200,000 options subject to a two-year time-based vesting and was issued 50,000 shares of restricted stock under the 1999 Option Plan, subject to certain performance conditions that were met in May 2005. The final valuation of the options was performed in January 2007 using the Black-Scholes option pricing model using the following assumptions: risk free interest rate – 5.10%; dividend yield – zero; expected volatility – 35.62%; contractual life – 8 years; average fair market value per option granted – $7.99.

In October 2005, the Company entered into a new two-year consulting agreement with CAK Entertainment, Inc. an entity for which Charles Koppelman serves as Chairman and Chief Executive Officer. The agreement was extended for a third year. Pursuant to the terms of the consulting arrangement, CAK Entertainment will make the consulting services of Mr. Koppelman available on a non-exclusive basis to assist the Company’s President and Chief Executive Officer in identifying and addressing strategic opportunities for the Company, including, without limitation, helping to identify, develop, design, structure and negotiate transactions or other business collaborations involving merchandising (through catalogs, direct marketing, Internet commerce, and/or retail stores); book publishing; magazine, radio and television ventures; and other areas in which the Company may seek to do business.

In consideration for Mr. Koppelman’s services, under the October 2005 agreement, the Company agreed to pay CAK Entertainment $0.7 million per annum. This annual amount supersedes the annual compensation payable to Mr. Koppelman pursuant to the January 2005 consulting agreement between the Company and Mr. Koppelman. In addition, the Company agreed to grant Mr. Koppelman (i) options to purchase 200,000 shares of the Company’s Class A Common Stock under its 1999 Option Plan, with an exercise price equal to the stock’s fair market value on date of grant, and (ii) 75,000 shares of restricted stock, also under its 1999 Option Plan. Mr. Koppelman also will be eligible to receive a performance fee of up to $3.0 million, inclusive of a $0.6 million bonus payment. The options, shares of restricted stock and earn-out of the performance fee are all subject to performance-based vesting conditions. During the second quarter of 2007, the Company and Mr. Koppelman agreed to amend the vesting conditions for a portion of the bonus compensation potentially payable to Mr. Koppelman and CAK Entertainment. The amendment replaced a performance trigger tied to revenue goals with new performance criteria relating to adjusted earnings before interest, taxes, depreciation and amortization, as defined in the agreement, and acquisition goals. As of December 31, 2007, CAK Entertainment is 43% vested in the options, restricted stock and $2.4 million cash bonus, so has vested in 86,311 options, 32,366 restricted shares and has received $1.0 million of his bonus. He has received $0.2 million of the total $0.6 million additional cash bonus. The options were valued using the Black-Scholes option pricing model using the following range of assumptions: risk free interest rate of 4.3% –

5.0%; dividend yield of zero; expected volatility of 32.85% - 66.70%; contractual life of 8.0 - 10.0 years; and fair market value per option granted of $6.46 - $15.67.

As part of his services as Chairman of the Board, Mr. Koppelman receives an annual retainer of $0.1 million. In June 2007, 2006 and 2005 Mr. Koppelman was granted, in each year, 25,000 shares of the Company’s Class A Common Stock for continuing to serve as Chairman of the Board.

The Company employed Martha Stewart’s sister-in-law in the years ended December 31, 2007, 2006, and 2005 for aggregate compensation of $0.4 million in 2007 and $0.2 million in 2006 and 2005. The Company employed Ms. Stewart’s brother-in-law in the years ended December 31, 2006, and 2005 for aggregate compensation of $0.1 million in each year. The Company employed Ms. Stewart’s daughter in the years ended December 31, 2007, 2006 and 2005 for aggregate compensation of $0.3 million, $0.2 million and $0.1 million, respectively. The Company paid Ms. Stewart’s sister a consulting fee of $0.1 million for editorial services in the year ended December 31, 2005.

The Company employed the daughter of Charles Koppelman, Chairman of the Board of the Company, during the years ended December 31, 2007, 2006 and 2005 for aggregate annual compensation of $0.1 million in each year.

During 2007 and 2006, the Company paid $0.03 million and $0.2 million, respectively to a design firm for professional services. The husband of Gael Towey, an executive officer of the Company, is a partner in the firm.

In 2005, the Company made a financial commitment of $0.1 million to the VCU Adcenter with which Rick Boyko, a Company Director, is affiliated. The VCU Adcenter is part of the non-profit Virginia Commonwealth University.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities, filming locations, and equipment for terms extending through 2018 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $11.5 million, $12.7 million, and $11.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The following is a schedule of future minimum payments under operating leases at December 31, 2007, including amounts related to the discontinued operations of The Wedding List business (see Note 13):

Operating
(in thousands)	Leases

2008	$14,028
2009	13,641
2010	10,246
2011	7,446
2012	7,022
Thereafter	37,746

Total minimum lease payments	$90,129

Legal Matters

Beginning in August 2002, a number of complaints asserting claims under the federal securities laws against the Company were filed in the U.S. District Court for the Southern District of New York. On February 3, 2003, those actions were consolidated under the caption In re Martha Stewart Living Omnimedia, Inc. Securities Litigation, 02-CV-6273 (JES) (the “Class Action”). The Class Action also named Martha Stewart and seven of the Company’s other present or former officers as defendants. In February 2007, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). The Court approved the Settlement Agreement on May 29, 2007. The Settlement Agreement settled the Class Action for $30 million (inclusive of plaintiffs’ attorneys’ fees and costs), plus interest (the “Settlement Amount”), with the Company paying $25 million plus interest charges, and Ms. Stewart paying $5 million. In connection with the settlement, the Company received approximately $12 million from its insurance carriers. In January 2008, the Court issued an order approving the distribution of the class settlement fund.

The Company is party to other proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

Other

The Company has outstanding letters of credit for $2.7 million as of December 31, 2007 as security for certain leases.

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

(in thousands)	2007	2006	2005

Net loss from discontinued operations	$—	$(745)	$(494)

In the third quarter of 2006, the Company signed a sublease. As a result, the Company does not expect to report further loss from discontinued operations of The Wedding List. The additional reserve taken in the second quarter of 2006 is sufficient to cover any future charges.

The summarized balance sheet of the discontinued operations as of December 31, 2007 and 2006 were as follows:

(in thousands)	2007	2006

Total assets	$—	$—
Accounts payable and accrued expenses	(884)	(1,140)

Net liabilities of discontinued operations	$(884)	$(1,140)

14. OTHER INFORMATION

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

The Company’s revenues from foreign sources were $12.3 million, $15.6 million and $9.3 million in 2007, 2006 and 2005, respectively.

The Company’s revenues from Kmart Corporation – which predominately is included in the Merchandising segment – relative to the Company’s total revenues were approximately 21% for each of the years ended December 31, 2007 and 2006 and 26% for the year ended December 31, 2005.

Advertising expense, including subscription acquisition costs, was $21.1 million, $21.5 million, and $22.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization which is shown separately within “Operating Costs and Expenses.”

Interest paid in 2007 was $0.4 million related to the settlement of the 2000 IRS audit. Interest paid in 2006 was $0.4 million related to a legal settlement. Interest paid in 2005 was $0.02 million.

Income taxes paid were $1.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2007, 2006, and 2005 respectively.

15. BUSINESS SEGMENTS

The Company’s business segments are discussed in Note 1. The accounting policies for the Company’s business segments are the same as those described in Note 2. Segment information for the years ended December 31, 2007, 2006, and 2005 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated

2007
Revenues	$183,727	$84,711	$19,189	$40,263	$–	$327,890
Non-cash equity compensation	4,297	1,555	501	6,866	5,899	19,118
Depreciation and amortization	1,188	375	1,242	2,201	2,556	7,562
Operating income/(loss)	11,538	57,229	(6,137)	(7,519)	(47,397)	7,714
Total assets	92,931	61,784	9,937	19,960	70,655	255,267
Capital expenditures	266	64	1,344	183	3,175	5,032
2006
Revenues	$156,559	$69,504	$15,775	$46,503	$–	$288,341
Non-cash equity compensation	2,715	967	208	3,006	6,915	13,811
Depreciation and amortization	600	1,021	117	3,026	3,834	8,598
Operating income/(loss)	6,026	46,529	(531)	(1,616)	(53,241)	(2,833)
Total assets	82,824	37,734	8,001	17,106	82,382	228,047
Capital expenditures	770	70	3,054	439	4,009	8,342
2005
Revenues	$125,765	$58,819	$11,258	$16,591	$–	$212,433
Non-cash equity compensation	2,154	569	38	17,562	24,257	44,580
Depreciation and amortization	987	845	951	1,321	3,693	7,797
Operating income/(loss)	(15,335)	38,709	(3,537)	(27,201)	(70,947)	(78,311)
Total assets	74,968	29,267	3,819	21,222	124,552	253,828
Capital expenditures	242	125	191	6,610	2,654	9,822

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)

	First	Second	Third	Fourth
Year ended December 31, 2007	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$66,705	$73,446	$69,256	$118,483	$327,890
Operating income/(loss)	(12,551)	(7,790)	(4,911)	32,966	7,714
Net income/( loss)	$(11,869)	$(6,737)	$(4,414)	$33,309	$10,289
Earnings per share – basic and diluted	$(0.23)	$(0.13)	$(0.08)	$0.63	$0.20
Weighted average common shares outstanding
Basic	52,349	52,386	52,479	52,551	52,449
Diluted	52,349	52,386	52,479	52,650	52,696

	First	Second	Third	Fourth
Year ended December 31, 2006	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$62,083	$68,169	$61,050	$97,039	$288,341
Operating income/(loss)	(7,691)	(1,790)	(7,927)	14,575	(2,833)
Income/(loss) from continuing operations	(6,712)	(662)	(25,090)	16,214	(16,250)
Loss from discontinued operations	(123)	(499)	(123)	—	(745)

Net income/(loss)	$(6,835)	$(1,161)	$(25,213)	$16,214	$(16,995)

Earnings per share – basic and diluted
Income/(loss) from continuing operations	$(0.13)	$(0.01)	$(0.49)	$0.31	$(0.32)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)

Net income/(loss)	$(0.13)	$(0.02)	$(0.49)	$0.31	$(0.33)

Weighted average common shares outstanding
Basic	51,207	51,176	51,220	51,641	51,312
Diluted	51,207	51,176	51,220	52,560	51,312

Fourth Quarter Items:
Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

17. SUBSEQUENT EVENTS

On February 19, 2008, the Company announced an agreement to acquire all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and corporate office (subject to certain closing conditions) in exchange for approximately $45 million in cash and $5 million in the Company’s Class A Common Stock, which the Company currently expects to close in the second quarter of 2008. The agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.

Also, on February 19, 2008, the Company announced a $5 million cash investment in WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community.

On March 3, 2008, the Company granted to certain employees non-qualified stock options to purchase 2,690,000 shares of the Company’s Class A Common Stock at $7.04 per share. The grants were made under the 1999 Option Plan.

MARTHA STEWART LIVING OMNIMEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Additions/
		Additions	(Deductions)	Deductions
	Balance,	Charged to	Charged to	Charged to
	Beginning of	Costs and	Balance Sheet	Costs and	Balance,
Description	Year	Expenses	Accounts	Expenses	End of Year

Allowance for doubtful accounts:
Year ended December 31,
2007	$1,207	$332	$—	$292	$1,247
2006	1,221	316	—	330	1,207
2005	944	376	—	99	1,221
Reserve for audience underdelivery:
Year ended December 31,
2007	$2,554	$2,706	$—	$1,718	$3,542
2006	1,085	2,951	—	1,482	2,554
2005	326	1,135	—	376	1,085
Reserve for obsolete and excess inventory:
Year ended December 31,
2007	$—	$—	$—	$—	$—
2006	—	—	—	—	—
2005	286	—	—	286	—
Reserve for product returns:
Year ended December 31,
2007	$—	$—	$—	$—	$—
2006	—	—	—	—	—
2005	253	—	—	253	—
Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2007	$62,141	$—	$6,047	$4,911	$63,277
2006	71,576	—	(4,379)	5,056	62,141
2005	31,953	26,104	13,519	—	71,576