Form 10-Q
period 2008-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2008-05-09
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of May 6, 2008
Class A, $0.01 par value	27,827,234
Class B, $0.01 par value	26,690,125

Total	54,517,359

Martha Stewart Living Omnimedia, Inc.
Index to Form 10-Q

Page
Part I. Financial information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	30

EX-10.1: SIXTH LEASE MODIFICATION AGREEMENT
EX-10.3: LETTER AGREEMENT
EX-10.4: PUBLICITY RIGHTS AGREEMENT
EX-10.5: LETTER AGREEMENT
EX-10.6: LOAN AGREEMENT
EX-10.7: PLEDGE AGREEMENT
EX-10.8: CONTINUING AND UNCONDITIONAL GUARANTY
EX-10.9: REGISTRATION RIGHTS AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,607	$30,536
Short-term investments	490	26,745
Accounts receivable, net	44,255	94,195
Inventories	6,826	4,933
Deferred television production costs	6,289	5,316
Income taxes receivable	430	513
Other current assets	2,780	3,921

Total current assets	150,677	166,159

PROPERTY, PLANT AND EQUIPMENT, net	15,993	17,086

INTANGIBLE ASSETS, net	53,605	53,605

OTHER NON-CURRENT ASSETS	24,328	18,417

Total assets	$244,603	$255,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,423	$27,425
Accrued payroll and related costs	8,261	13,863
Income taxes payable	1,232	1,246
Current portion of deferred subscription revenue	26,272	25,578
Current portion of other deferred revenue	4,932	5,598

Total current liabilities	67,120	73,710

DEFERRED SUBSCRIPTION REVENUE	8,665	9,577
OTHER DEFERRED REVENUE	14,431	14,482
OTHER NON-CURRENT LIABILITIES	2,553	1,969

Total liabilities	92,769	99,738

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 27,129 and 26,738 shares outstanding in 2008 and 2007, respectively	271	267
Class B common stock, $.01 par value, 150,000 shares authorized; 26,690 and 26,722 outstanding in 2008 and 2007, respectively	267	267
Capital in excess of par value	272,667	272,132
Accumulated deficit	(120,596)	(116,362)

	152,609	156,304
Less: Class A treasury stock - 59 shares at cost	(775)	(775)
Total shareholders’ equity	151,834	155,529

Total liabilities and shareholders’ equity	$244,603	$255,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES

Publishing	$40,792	$40,619
Merchandising	13,066	13,600
Internet	3,414	3,530
Broadcasting	10,562	8,956

Total revenues	67,834	66,705

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	36,019	39,728
Selling and promotion	18,714	20,230
General and administrative	16,280	17,320
Depreciation and amortization	1,356	1,978

Total operating costs and expenses	72,369	79,256

OPERATING LOSS	(4,535)	(12,551)
Interest income, net	483	771

LOSS BEFORE INCOME TAXES	(4,052)	(11,780)

Income tax provision	(182)	(89)

NET LOSS	$(4,234)	$(11,869)

LOSS PER SHARE- BASIC AND DILUTED

Net loss per share	$(0.08)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	52,722	52,349
The accompanying notes are an integral part of these condensed consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2008
(unaudited, in thousands)

	Class A		Class B		Capital in		Class A
	common stock		common stock		excess of par	Accumulated	treasury stock
	Shares	Amount	Shares	Amount	value	Deficit	Shares	Amount	Total
Balance at January 1, 2008	26,738	$267	26,722	$267	$272,132	$(116,362)	(59)	$(775)	$155,529

Net loss	—	—	—	—	—	(4,234)	—	—	(4,234)

Shares returned on a net treasury basis	—	—	(32)	—	—	—	—	—	—

Issuance of shares in conjunction with stock option exercises	2	—	—	—	—	—	—	—	—

Issuance of shares of stock and restricted stock, net of cancellations and tax liabilities	389	4	—	—	(1,415)	—	—	—	(1,411)

Non-cash equity compensation	—	—	—	—	1,950	—	—	—	1,950

Balance at March 31, 2008	27,129	$271	26,690	$267	$272,667	$(120,596)	(59)	$(775)	$151,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,234)	$(11,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,356	1,978
Amortization of deferred television production costs	4,563	4,508
Non-cash equity compensation	1,935	8,131
Changes in operating assets and liabilities	35,870	21,675

Net cash provided by operating activities	39,490	24,423

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(263)	(1,092)
Purchases of short-term investments	(50)	(37,693)
Sales of short-term investments	26,305	33,151
Investment in other non-current assets	(5,000)	—

Net cash provided by (used in) investing activities	20,992	(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	—	132
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(1,411)	(45)

Net cash (used in) provided by financing activities	(1,411)	87

Net increase in cash	59,071	18,876

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,536	28,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,607	$47,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2007 (“2007 10-K”).
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
     The Company’s “Significant Accounting Policies” are discussed in more detail in the Company’s 2007 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies”, which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov.
2. Recent accounting standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact to the Company’s consolidated financial position, cash flows or results of operations upon adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities as deferred by FSP FAS 157-2.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations (Revised) (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the Company beginning January 1, 2009, with earlier adoption being prohibited. The Company is currently assessing the impact, if any, to the Company’s consolidated financial position, cash flows or results of operations upon adoption of SFAS 141(R) and SFAS 160.

3. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. The Company has determined that its deferred tax asset (“DTA”) and valuation allowance have not materially changed in the first three months of 2008. The cumulative balance for both its net DTA and valuation allowance is $63.3 million as of March 31, 2008. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the DTA could be realized.
     As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes guidance on the accounting for uncertain tax positions. As of March 31, 2008, the Company had a FIN 48 liability balance of $1.3 million, of which $1.0 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.3 million is interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2001 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.1 million.
4. Equity compensation
     The Company currently has several stock incentive plans that permit the Company to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors may grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”). In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company has an agreement with Martha Stewart whereby she periodically returns to the Company shares of Class B common stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. Accordingly, options outstanding under this plan are not dilutive. No further awards will be made from this plan.
     The 1999 Option Plan is expiring in 2009, and few shares of common stock remain available under the Non-Employee Director Plan. Instead of renewing or replenishing these plans, the Company’s Board of Directors adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “New Stock Plan”), subject to ratification by the Company’s stockholders at the Company’s 2008 annual meeting. The New Stock Plan would have 10,000,000 shares available for issuance. If adopted, the New Stock Plan would replace the 1999 Option Plan and Non-Employee Director Plan (together, the “Prior Plans”), which together have an aggregate of approximately 1,850,000 shares still available for issuance. Therefore, the total net effect of the replacement of the Prior Plans and adoption of the New Stock Plan is an increase of approximately 8,150,000 shares of Class A Common Stock that will become available for issuance under the Company’s stock plans.
5. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization which is shown separately within “Operating Costs and Expenses.”
6. Inventories
     Inventory is comprised of paper stock. The inventory balance at March 31, 2008 and December 31, 2007 was $6.8 million and $4.9 million, respectively.

7. Investment in Other Noncurrent Assets
     In the first quarter of 2008, the Company entered into a series of transactions with WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. In exchange for a cash payment from the Company of $5.0 million, the transaction included the acquisition of approximately 40 percent of the equity in WeddingWire and a commercial agreement related to software and content licensing and media sales.
8. Industry segments
     The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising and, until the middle of the first quarter of 2008, the operations relating to direct-to-consumer floral business. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, as well as the Company’s radio operations. The third season of The Martha Stewart Show began in September 2007 and is expected to air in syndication until September 2008. The previous two seasons have also run twelve months beginning and ending in the middle of September.
     The accounting policies for the Company’s business segments are discussed in more detail in the Company’s 2007 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies,” which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov.
     Segment information for the periods ended March 31, 2008 and 2007 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated
2008
Revenues	$40,792	$13,066	$3,414	$10,562	$—	$67,834
Non-cash equity compensation	651	362	59	238	625	1,935
Depreciation and amortization	99	24	378	109	746	1,356
Operating income/(loss)	1,656	6,596	(2,247)	175	(10,715)	(4,535)

2007
Revenues	$40,619	$13,600	$3,530	$8,956	$—	$66,705
Non-cash equity compensation	784	360	74	5,886	1,027	8,131
Depreciation and amortization	293	96	156	862	571	1,978
Operating income/(loss)	1,300	6,776	(2,503)	(6,098)	(12,026)	(12,551)
9. Related Party Transactions
     The Company currently has a consulting agreement with CAK Entertainment, Inc. (“CAK Entertainment”), an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman has been Chairman of the Board and a Director of the Company since the execution of the agreement. This October 2005 agreement superseded a previous consulting agreement with him, which was entered into while Mr. Koppelman was Vice Chairman and a Director of the Company. During the second quarter of 2007, the Company and Mr. Koppelman agreed to amend the vesting conditions for a portion of the bonus compensation potentially payable to Mr. Koppelman and CAK Entertainment pursuant to the Company’s consulting agreement with CAK Entertainment. The amendment replaced a performance trigger tied to revenue goals with new performance criteria relating to adjusted EBITDA, as defined in the agreement, and acquisition goals. Mr. Koppelman’s vesting is determined by the Company’s Compensation Committee which meets periodically throughout the year but not necessarily at the end of the quarter. Through March 31, 2008, the Compensation Committee has vested Mr. Koppelman in 50% of the potential milestone fee and 25% of the bonus feature tied to adjusted EBITDA and acquisition goals of this consulting agreement. Additional details of the January 2005 and October 2005 agreements and a description of other related party transactions are included in the Company’s 2007 10-K.

10. Subsequent Events
     On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and corporate office in exchange for approximately $45.0 million in cash and $5.0 million in shares of the Company’s Class A Common Stock which equaled 674,854 shares at closing. These shares issued in connection with this acquisition were not covered by the Company’s existing equity plans. The acquisition agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock. The Company has engaged a third-party valuation firm to determine the fair value of assets acquired and liabilities assumed and the related allocation of the purchase price. The purchase price paid is expected to exceed the current fair value of the net assets acquired. As a result, a significant portion of the purchase price will likely be allocated to goodwill and other intangible assets, which may result in significant amortization charges in the future.
     On April 4, 2008, the Company and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”) entered into a loan agreement with Bank of America, N.A. Pursuant to the loan agreement, on April 7, 2008, the Borrower borrowed a $30 million term loan from Bank of America, the terms of which were disclosed in Company’s Current Report on Form 8-K filed with the SEC on April 8, 2008. The loan is currently secured by cash collateral in an amount no less than the outstanding principal amount of the loan. The cash collateral may be replaced by collateral consisting of substantially all of the assets of the Emeril business. Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan.
     Loan repayments will commence June 30, 2008 with quarterly principal installments of $1.5 million. The interest rate on the loan is equal to a floating rate of 1-month LIBOR plus 1.00% and is expected to increase to 1-month LIBOR plus 2.85% when the cash collateral supporting the loan is replaced with asset collateral related to the acquisition.
     The loan terms include financial covenants, failure of which could result in an acceleration of repayment or a full payment on demand. The loan agreement also contains a variety of customary affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit us to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing our stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and we would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and we would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that we can carry over any unspent amount to any subsequent fiscal year (but in no event may we make more than $15 million in capital expenditures in any fiscal year); sell one of our investments (or any asset we might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of our consolidated shareholders’ equity, provided we receive at least 75% of the consideration in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Our Company is organized into four business segments: Publishing, Merchandising, Internet and Broadcasting. In the first quarter of 2008, total revenues increased approximately 2% driven by advertising revenue growth in our Publishing, Internet and Broadcasting segments.
Media Update. In the first quarter, all three of our media platforms showed advertising revenue growth driven in part by a change in advertiser category mix as well as an increase in volume.
Publishing
     Our books business increased year-over-year due to the acceptance of a manuscript related to our twelve-book, multi-year agreement with Clarkson Potter/Publishers. The improvements in revenues were partially offset by an increase in certain of our expenses, including compensation, paper and distribution. Based on our current outlook, we expect these unfavorable trends in our raw materials to continue including a postal rate increase in the second half of the year.
Internet
     In the first quarter of 2008, we continued to experience growth from our online audience with page views increasing, on average, over 40% from the prior year.
Broadcasting
     Ongoing efforts to distribute the fourth season of The Martha Stewart Show have resulted in a national clearance of approximately 90% to date. For the current third season of the show, nearly all advertising is sold-out.
Merchandising Update. In the first quarter, we benefited from our new initiatives with Macy’s for our line of Martha Stewart Collection products; EK Success for our line of broadly-distributed crafts products; and Costco for our co-branded assortment of frozen, fresh and prepared foods. We expect these and other new initiatives to continue providing positive operating results for the full-year. For example, our agreement with 1-800-Flowers.com launched in the second quarter of 2008, and is expected to contribute high-margin income. However, we believe that these new initiatives will be more than offset by the decrease in our Kmart minimum guarantees, and we expect total Merchandising revenues and operating profit to be lower in 2008 as compared to 2007.
     Our multi-year agreement with Kmart includes royalty payments based on sales, as well as minimum guarantees. The minimum guarantees have exceeded actual royalties earned from retail sales from 2003 through 2008 primarily due to store closings and historic lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement for the respective years ending on the indicated dates:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$15.0	*

*	For the contract year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009.
     For the contract year ended January 31, 2008, our earned royalty based on actual retail sales at Kmart was $24.7 million. Furthermore, $10.0 million of royalties previously paid have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010.

Results of Operations
Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
PUBLISHING SEGMENT
(in thousands)

	2008	2007
	(unaudited)	(unaudited)	Variance
Publishing Segment Revenues
Advertising	$22,096	$21,370	$726
Circulation	16,550	18,079	(1,529)
Books	1,767	646	1,121
Other	379	524	(145)

Total Publishing Segment Revenues	40,792	40,619	173

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	22,233	21,493	(740)
Selling and promotion	15,175	16,596	1,421
General and administrative	1,629	937	(692)
Depreciation and amortization	99	293	194

Total Publishing Segment Operating Costs and Expenses	39,136	39,319	183

Publishing Segment Operating Income	$1,656	$1,300	$356

     Publishing revenues increased less than 1% for the three months ended March 31, 2008 from the prior year period. Advertising revenue increased $0.7 million despite prior year revenue from Blueprint, a publication that we discontinued at the end of 2007. The increase in advertising revenue was due to higher advertising rates even with a decrease in pages across all our magazine titles. Martha Stewart Living magazine accounted for $0.8 million of the increase while Everyday Food and Body + Soul contributed $0.4 million of the increase to advertising revenue. Circulation revenue decreased $1.5 million due to the prior year contribution of Blueprint as well as lower subscription rate per copy and higher agency commissions in the current period for Martha Stewart Living and Everyday Food. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Body + Soul and Everyday Food. Revenue related to our books business increased $1.1 million primarily due to the acceptance of our fifth manuscript in our 12-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

Quarter ended March 31,
	2008	2007

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Body + Soul	Two Issues	Two Issues
Special Interest Publications	Two Issues	Two Issues
Blueprint (a)	N/A	One Issue

(a)	Launched in May 2006 and discontinued in 2007 as a stand-alone publication with no future issues planned.
     Production, distribution and editorial expenses increased $0.7 million, primarily due to both higher print order and higher rates related to physical costs to distribute the magazines, partially offset by savings related to the closure of Blueprint. Selling and promotion expenses decreased $1.4 million due to lower circulation marketing costs and more favorable fulfillment rates associated with Martha Stewart Living and Everyday Food partially offset by an increase in circulation marketing costs for Body + Soul. The decrease in selling and promotion expenses is also due to savings from discontinuing Blueprint. General and administrative expenses increased $0.7 million primarily due to higher compensation costs.

MERCHANDISING SEGMENT
(in thousands)

	2008	2007
	(unaudited)	(unaudited)	Variance
Merchandising Segment Revenues
Kmart earned royalty	$4,558	$5,954	$(1,396)
Kmart minimum true-up	3,806	2,648	1,158
Other	4,702	4,998	(296)

Total Merchandising Segment Revenues	13,066	13,600	(534)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	3,090	3,272	182
Selling and promotion	1,437	1,649	212
General and administrative	1,919	1,807	(112)
Depreciation and amortization	24	96	72

Total Merchandising Segment Operating Costs and Expenses	6,470	6,824	354

Merchandising Segment Operating Income	$6,596	$6,776	$(180)

     Merchandising revenues decreased 4% for the three months ended March 31, 2008 from the prior year period. Actual retail sales of our product at Kmart declined 21% on a comparable store and total store basis due to lower same-store sales trends and decreased assortment of product categories. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods, net of amounts subject to recoupment, is listed separately above. For the contract years ending January 31, 2009 and January 31, 2010, the minimum royalty amount is expected to be $20 million and $15 million, respectively. Furthermore, $10 million of royalties previously received have been deferred and are subject to recoupment in the periods ending January 31, 2009 and January 31, 2010. Other revenues included sales from new initiatives such as the Martha Stewart Collection at Macy’s and macys.com and our co-branded food products at Costco. The increases from these new initiatives were offset by the 2007 endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines with no comparable revenue in 2008.
     Total operating costs and expenses decreased $0.4 million primarily due to lower compensation costs.

INTERNET SEGMENT
(in thousands)

	2008	2007
	(unaudited)	(unaudited)	Variance
Internet Segment Revenues
Advertising	$2,310	$1,766	$544
Product	1,104	1,764	(660)

Total Internet Segment Revenues	3,414	3,530	(116)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	3,049	3,713	664
Selling and promotion	1,199	1,199	0
General and administrative	1,035	965	(70)
Depreciation and amortization	378	156	(222)

Total Internet Segment Operating Costs and Expenses	5,661	6,033	372

Internet Segment Operating Loss	$(2,247)	$(2,503)	$256

     Internet revenues decreased 3% for the three months ended March 31, 2008 from the prior year period. Advertising revenue increased $0.5 million due to higher advertising rates and an increase in advertising volume. Product revenue decreased $0.7 million due to the transition of our flowers program from Martha Stewart Flowers, which generated sales through Valentine’s Day, to our new, co-branded agreement with 1-800-Flowers.com which is expected to begin generating revenue in the second quarter for the Merchandising segment.
     Production, distribution and editorial costs decreased $0.7 million due primarily to prior year use of freelancers and consultants and technology costs related to the 2007 re-design of marthastewart.com as well as lower inventory and shipping expenses for our flowers business related to the transition to our new program with 1-800-Flowers.com. These savings are partially offset by an increase in headcount and related compensation costs. Depreciation and amortization expenses increased $0.2 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT
(in thousands)

	2008	2007
	(unaudited)	(unaudited)	Variance
Broadcasting Segment Revenues
Advertising	$7,094	$3,542	$3,552
Radio	1,875	1,875	0
Licensing and other	1,593	3,539	(1,946)

Total Broadcasting Segment Revenues	10,562	8,956	1,606

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	7,647	11,250	3,603
Selling and promotion	903	786	(117)
General and administrative	1,728	2,156	428
Depreciation and amortization	109	862	753

Total Broadcasting Segment Operating Costs and Expenses	10,387	15,054	4,667

Broadcasting Segment Operating Income / (Loss)	$175	$(6,098)	$6,273

     Broadcasting revenues increased 18% for the three months ended March 31, 2008 from the prior year period. Advertising revenue increased $3.6 million primarily due to the increase in advertising inventory (related to our revised season 3 distribution agreement), partially offset by a decline in household ratings. Licensing revenue decreased $1.9 million primarily due to the exchange of season 3 license fees for additional advertising inventory. This decrease was partially offset by new international distribution agreements as well as a domestic distribution agreement in the secondary cable market with the Fine Living Network.
     Production, distribution and editorial expenses decreased $3.6 million due principally to a 2007 non-cash charge of $5.7 million associated with the vesting of a portion of a warrant granted in connection with the production of The Martha Stewart Show. This prior-year, one-time charge was partially offset by 2008 distribution costs which were previously reported net of licensing revenues in 2007. We also expect to have continued production cost savings of approximately $2.8 million for season 3 as compared to season 2. Depreciation and amortization decreased $0.8 million as the set for The Martha Stewart Show was fully depreciated as of the second quarter of 2007.

CORPORATE
(in thousands)

	2008	2007
	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$9,969	$11,455	$1,486
Depreciation and amortization	746	571	(175)

Total Corporate Operating Costs and Expenses	10,715	12,026	1,311

Corporate Operating Loss	$(10,715)	$(12,026)	$1,311

     Corporate operating costs and expenses decreased 11% for the three months ended March 31, 2008 from the prior year period. General and administrative expenses decreased $1.5 million primarily due to lower non-cash and cash compensation costs as well as lower professional fees.
OTHER ITEMS
Interest Income, net. Interest income, net, was $0.5 million for the quarter ended March 31, 2008 compared to $0.8 million for the prior year quarter. The decrease was attributable primarily to a lower yield from our investments.
Income tax expense. Income tax expense for the quarter ended March 31, 2008 was $0.2 million, compared to a $0.1 million expense in the prior year quarter.
Net Loss. Net loss was $(4.2) million for the quarter ended March 31, 2008, compared to a net loss of $(11.9) million for the quarter ended March 31, 2007, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
     During the first quarter of 2008, our overall cash, cash equivalents and short-term investments increased $32.8 million from December 31, 2007 principally from the satisfaction of our 2007 year-end receivable due from Kmart in the amount of $47.6 million. This cash inflow was partially offset by the payment of 2007 bonuses and our investment in WeddingWire. Cash, cash equivalents and short-term investments were $90.1 million and $57.3 million at March 31, 2008 and December 31, 2007, respectively. Subsequent to March 31, 2008, we acquired certain assets related to Emeril Lagasse and paid approximately $45.0 million in cash as well as $5.0 million in shares of our Class A Common Stock. The acquisition agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at our election, in shares of our Class A Common Stock. We also borrowed $30.0 million from Bank of America to partially offset the cash payment related to the acquisition. We believe, as described further below, that our available cash balances and short-term investments together with continued positive cash flow from operations will be sufficient to meet our operating and recurring cash needs for the remainder of 2008 inclusive of the acquisition and related debt financing.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $39.5 million and $24.4 million for the three months ended March 31, 2008 and 2007, respectively. In 2008, cash flow from operations was primarily due to the changes in operating assets and liabilities of $35.9 million, the majority of which was the result of the satisfaction of the 2007 year-end receivable due from Kmart. Operating assets and liabilities also benefited from collections of advertising receivables from the fourth-quarter 2007, typically the strongest quarter for advertising revenue. These inflows were partially offset by the payment of 2007 bonuses and expenses paid in the normal course of business.
Cash Flows from Investing Activities
     Cash flows provided by (used in) investing activities were $21.0 million and $(5.6) million for the three months ended March 31, 2008 and 2007, respectively. Cash flows provided by investing activities in the first quarter of 2008 resulted from significant sales of short-term investments of $26.3 million in advance of our acquisition of the Emeril Lagasse assets partially offset by an investment in WeddingWire of $(5.0) million.
Cash Flows from Financing Activities
     Cash flows (used in) provided by financing activities were $(1.4) million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. Cash flows used in financing activities during the first quarter of 2008 were due to the cash costs associated with remitting payroll related tax obligations associated with the vesting of certain restricted stock grants.
Debt
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of March 31, 2008. We had no outstanding borrowings under this facility as of March 31, 2008. On a total line of $5.0 million, we currently have letters of credit drawn of $2.7 million.
     Subsequent to the quarter ended March 31, 2008, we entered into an agreement with Bank of America for a $30.0 million term loan with principal installments of $1.5 million to be paid quarterly commencing June 30, 2008. In the next 12 months, $6.0 million in principal payments will be due. The interest rate on the loan is equal to a floating rate of 1-month LIBOR plus 1.00% and is expected to increase to 1-month LIBOR plus 2.85% when the cash collateral supporting the loan is replaced with asset collateral related to the acquisition. We expect to pay the principal installments and interest expense with cash from operations. The loan terms include financial covenants, failure of which could result in an acceleration of repayment or a full payment on demand.
     The loan agreement also contains a variety of customary affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit us to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing our stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and we would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and we would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that we can carry over any unspent amount to any subsequent fiscal year (but in no event may we make more than $15 million in capital expenditures in any fiscal year); sell one of our investments (or any asset we might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of our consolidated shareholders’ equity, provided we receive at least 75% of the consideration in cash.
SEASONALITY AND QUARTERLY FLUCTUATIONS
     Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of certain product lines. In addition, we recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. In our Internet segment, revenue from marthastewartflowers.com has been tied to key holidays during the year (although this program was replaced in the first quarter of 2008 by our new program with 1-800-Flowers.com, which launched in the second quarter of 2008 and will be reported in our Merchandising segment), while advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months.
OFF-BALANCE SHEET ARRANGEMENTS
     We have no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, deferred production costs, long-lived assets and accrued losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that, of our significant accounting policies disclosed in our 2007 10-K, the following may involve the highest degree of judgment and complexity.
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
     Advertising revenue in the Publishing segment is recorded upon release of magazines for sale to consumers and is stated net of agency commissions and cash and sales discounts. Subscription revenue is recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenue is recognized based upon assumptions with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenue earned from book publishing is recorded as manuscripts are delivered to and accepted by our publisher and as sales on a unit basis exceed the advanced royalty.
     Licensing based revenue, most of which is in our Merchandising segment, is accrued on a monthly basis based on the specific terms of each contract. Generally, revenue is recognized based on actual sales while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis.
     Internet advertising revenue is generally based on the sale of impression-based advertisements, which is recorded in the period in which the advertisements are served.
     Television advertising revenue is recorded when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and, when applicable, distribution fees. Television product placement revenue is recognized when the segment featuring the related product/brand immersion is initially aired. Revenue from our radio operations is recognized evenly over the four-year life of the contract, with the potential for additional revenue based on certain subscriber and advertising based targets.
     We maintain reserves for all segment receivables, as appropriate. These reserves are adjusted regularly based upon actual results. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
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
Intangible Assets
     We are required to analyze our goodwill on an annual basis as well as when events and circumstances indicate impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. The recording of any resulting impairment loss could have a material adverse effect on our financial statements.
     In 2007, we estimated future cash flows, revenues, earnings and other factors based upon individual magazine historical results, current trends and operating cash flows to assess the fair value. No impairment charges were recorded in 2007.
     Upon closing our acquisition of certain assets of Chef Emeril Lagasse, we will have intangibles that will become subject to impairment evaluation.
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
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss for years ended December 31, 2007 through 2005 represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 3 in the unaudited condensed consolidated financial statements for additional information.
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
o	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

o	a loss of the services of Ms. Stewart;

o	a loss of the services of other key personnel, including Mr. Lagasse;

o	loss or failure of merchandising and licensing programs;

o	failure to protect our intellectual property;

o	a further softening of the domestic advertising market;

o	a continued downturn in national or local economies;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	unanticipated increases in paper, postage or printing costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions;
o	failure to predict, respond to and influence trends in consumer taste; and

o	changes in government regulations affecting the Company’s industries.
     These and other factors are discussed in this Quarterly Report on Form 10-Q under the heading “Part II. Other Information, Item 1A. Risk Factors.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     None.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the first quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In April 2008, a complaint was filed against the Company and 23 other defendants in the United States District Court for the Eastern District of Texas, captioned Datatern, Inc. v. Bank of America Corp. et al. (No. 5-08CV-70). The complaint alleges that each defendant is directly or indirectly infringing a United States patent (No. 5,937,402) putatively owned by plaintiff, through alleged use on websites of object oriented source code to employ objects that are populated from a relational database, and seeks injunctive relief and money damages. The matter is currently being evaluated. Due to the early stages of the Company’s review, the merits of plaintiff’s position and the validity of the patents being asserted, among other issues, have not yet been determined.
ITEM 1A. RISK FACTORS
     A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:

     Our success depends in part on the popularity of our brands and the reputation and popularity of our founder, Martha Stewart, and Emeril Lagasse. Any adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse, or the loss of either of their services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.
     While we believe there has been significant consumer acceptance for our products as stand-alone brands, the image, reputation, popularity and talent of Martha Stewart and Emeril Lagasse remain important factors.
     Ms. Stewart’s efforts, personality and leadership have been, and continue to be, critical to our success. While we have managed our business without her daily participation at times in the past, the repeated diminution or loss of her services due to disability, death or some other cause, or any repeated or sustained shifts in public or industry perceptions of her, could have a material adverse effect on our business. In addition, our business may be adversely affected by Ms. Stewart’s 2006 settlement with the SEC, which bars her until August 2011 from serving at the Company as a director, or as an officer with financial responsibilities.
     In addition, we recently acquired the assets relating Emeril Lagasse’s businesses other than his restaurants and foundation. The value of these assets is largely related to the ongoing popularity and participation of Mr. Lagasse in the activities related to exploiting these assets. The continued value of these assets would be materially adversely affected if Mr. Lagasse were to lose popularity with the public or be unable to participate in our business, forcing us potentially to write-down a significant amount of the value we paid for these assets.
     Acquiring or developing additional brands or businesses, and integrating acquired assets, poses inherent financial and other risks and challenges.
     We recently acquired certain assets of Chef Emeril Lagasse. We cannot assure that we will be able to adequately manage the acquired businesses. Failure to integrate those assets or exploit the Emeril brand could adversely affect our results of operations and our ability to acquire other brands.
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
     Our Merchandising business currently relies heavily on revenue from a single source.
     For the twelve months ended January 31, 2008, we received guaranteed minimum royalty payments of $65.0 million from Kmart. For the contract years ending January 31, 2009 and January 31, 2010 (the final two years of the contract), the minimum guarantees are substantially lower (we anticipate they will be $20.0 million and $15.0 million, respectively). As a result of the substantial decline in minimum guarantees, we expect that the revenue we receive from Kmart will decline significantly because our actual earned royalties have not been in excess of the applicable minimums in prior years. If in future periods we are unable to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract, our operating results and business may be materially adversely affected.

     We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
     Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years and have acquired new agreements through our acquisition of the Emeril Lagasse assets. Some of these agreements are exclusive and may have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. There is also a risk that our extension into new business areas will meet with disapproval from consumers. We have limited experience in merchandising in some of these business areas. We cannot guarantee that these programs will be fully implemented, or if implemented, that they will be successful. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusive nature and multi-year terms of these agreements. Disputes with new or existing licensees may arise which could hinder our ability to grow or expand our product lines. Such disputes also could prevent or delay our ability to collect licensing revenue we expect in connection with such products. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands as well as our business, financial condition and prospects could be materially adversely affected.
     Our Merchandising business and licensing programs may suffer from downturns in the health and stability of the general economy or housing market.
     Reduction in the availability of credit, increased heating and gas expenses, slowing housing turnover or a continued downturn in the housing market, all of which have occurred in the past two years, and each of which could become more pronounced in the future, has and could further limit consumers’ discretionary spending or affect their confidence. These and other adverse consumer trends may lead to reduced spending on general merchandise, homes and home improvement projects, categories in which we license our brands. Downturns in consumer spending adversely impact consumer sales generally, resulting in weaker revenues from our licensed products. Continuation of this trend could materially adversely impact our business, financial condition and prospects.
     Our business is largely dependent on advertising revenues in our publications, online operations and broadcasts and failure to attract or retain these advertisers would have a material adverse effect on our business.
     We depend on advertising revenue in our Publishing, Internet and Broadcasting businesses. We cannot control how much or where companies choose to advertise. If advertisers decide to spend less money, or if they advertise elsewhere in lieu of our publications, broadcasts or website, our revenues and business would be materially adversely affected.
     If The Martha Stewart Show fails to maintain a sufficient audience, if adverse trends develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business would be adversely affected. We also anticipate deriving value from Mr. Lagasse’s television shows, the popularity of which cannot be assured.
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
     The television shows featuring Emeril Lagasse are not produced by us. Nonetheless, Emeril’s failure to maintain or build popularity would result in the loss of a significant marketing platform for us and our products as well as the loss of anticipated revenue and profits from his television shows.
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
     We have placed emphasis on building an advertising-revenue-based website, dependent on high levels of consumer traffic and resulting page views. Failure to fulfill these undertakings would adversely affect our brand and business prospects.
     Our growth depends to a significant degree upon the development of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an advertising-revenue-based website. In response to initial results from the relaunch of the marthastewart.com site in the second quarter of 2007, which were below expectations, we made changes to the site. We cannot make assurances that those changes will enable us to sustain growth for our site in the long term. In order for our Internet business to succeed, we must, among other things:
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
     Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming and products, which strongly appeal to a large number of consumers. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. The strength of our brands and our business units depends in part on our ability to influence these tastes through broadcasting, publishing, merchandising and the Internet. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers. In addition, we cannot be sure that our existing ideas and content will continue to appeal to the public.
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
     The acquisition of the Emeril Lagasse businesses and any future acquisitions could have a material impact on the financial information we provide. The business related to the assets of Emeril Lagasse that we acquired did not have GAAP-basis audited financial statements. A subsequent audit of these assets and the business related to them may reveal significant issues related to valuation or otherwise. The purchase price we paid for the assets of Emeril Lagasse likely exceeded the current fair value of the net assets. As a result, material goodwill and other intangible assets may be recorded, which could result in significant amortization charges in the future.
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
     Our principal raw material is paper. Paper prices have fluctuated over the past several years. We generally purchase paper from major paper suppliers who adjust the price periodically. We have not entered, and do not currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices could adversely affect our future results of operations.
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
     Distribution of magazines to newsstands and bookstores is conducted primarily through four companies, known as wholesalers. Earlier in 2008, one of our wholesalers advised us that they intend to increase the price of their services by approximately 8%. We commenced discussions with this wholesaler regarding this matter and cannot provide assurance as to the outcome. It is possible that other wholesalers likewise may seek to increase the price of their services. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations.
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
     We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Merchandising, Internet and Broadcasting. Please refer to our latest Annual Report on Form 10-K as filed with the SEC on March 17, 2008 for a description of our competitive risks in our applicable business lines as described under the following headings: “Business — Publishing—Competition,” “Business — Merchandising—Competition,” “Business — Internet—Competition” and “Business — Broadcasting—Competition.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended March 31, 2008:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
Quarter ended March 31, 2008:
January 2008(1)	83,937	$8.68	Not applicable	Not applicable
February 2008(1)	8,909	6.81	Not applicable	Not applicable
March 2008(1)	87,570	7.04	Not applicable	Not applicable
Total for quarter ended March 31, 2008	180,416	$7.60	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     During the first quarter of 2008, no matters were submitted to a vote of security holders.
ITEM 5. OTHER INFORMATION.
     On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and corporate office in exchange for approximately $45.0 million in cash and $5.0 million in shares of the Company’s Class A Common Stock which equaled 674,854 shares at closing. The acquisition agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.
     On April 4, 2008, the Company and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”) entered into a loan agreement with Bank of America, N.A. Pursuant to the loan agreement, on April 7, 2008 the Borrower borrowed a $30 million term loan from the Bank, the terms of which were disclosed in Company’s Current Report on Form 8-K filed with the SEC on April 8, 2008. The loan is currently secured by cash collateral in an amount no less than the outstanding principal amount of the loan. The cash collateral may be replaced by collateral consisting of substantially all of the assets of the Emeril business. The loan agreement also includes various financial covenants and other affirmative and negative covenants. Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan.
     On April 21, 2008, the Company entered into a letter agreement with Martha Stewart (the “Letter Agreement”). While the parties are negotiating a potential intangible asset license agreement (the “Intangible Asset License Agreement”) to replace the Location Rental Agreement dated as of September 17, 2004 between the parties (the “Rental Agreement”), the Company, pursuant to the Letter Agreement, agreed to pay Ms. Stewart $100,000 (the “Payment”), which Payment will be credited against any amount that may be due from the Company to Ms. Stewart under the Intangible Asset License Agreement during 2008. Ms. Stewart will owe the Payment back to the Company if the parties fail to execute the Intangible Asset License Agreement in a timely manner as provided in the Letter Agreement. Until such time as the parties enter into the Intangible Asset License Agreement, the Company will be permitted to continue to exercise its rights under the existing terms of the Rental Agreement.
     On May 8, 2008, the Company and Robin Marino entered into a letter agreement dated as of May 6, 2008 whereby the Company agreed to pay Ms. Marino a bonus of $150,000, provided that Ms. Marino shall be obligated to repay $75,000 of such amount in the event that her employment with the Company ends within twelve months.

ITEM 6. EXHIBITS.

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Title

3.1	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1, File Number 333-84001 (the “Registration Statement”)).

3.2	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to the Registration Statement).

3.3	Amendment and Restatement of Article V, Section 5.1 of By-Laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2007).

10.1	Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc.*

10.2	Asset Purchase Agreement dated as of February 19, 2008 among Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III, as the Sellers, and Martha Stewart Living Omnimedia, Inc. and MSLO Shared IP Sub LLC, as the Buyers (incorporated by reference to our Current Report on Form 8-K filed February 19, 2008).

10.3	Letter Agreement dated as of April 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.*

10.4	Publicity Rights Agreement dated as of April 2, 2008 by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III.*

10.5	Letter Agreement dated as of May 6, 2008 between Robin Marino and Martha Stewart Living Omnimedia, Inc.*†

10.6	Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.*

10.7	Pledge Agreement dated as of April 4, 2008 by and among Bank of America, N.A., as collateral agent.*

10.8	Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Productions, Inc.*

10.9	Registration Rights Agreement dated as of April 2, 2008 by and among Martha Stewart Living Omnimedia, Inc., Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III .*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

†	indicates management contracts and compensatory plans

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 9, 2008

/s/ Howard Hochhauser

Name:	Howard Hochhauser
Title:	Chief Financial Officer