Form 10-Q
period 2008-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2008-08-11
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding as of	August 5, 2008
Class A, $0.01 par value		27,793,859
Class B, $0.01 par value		26,690,125

Total		54,483,984

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,267	$30,536
Restricted cash	28,500	—
Short-term investments	490	26,745
Accounts receivable, net	52,766	94,195
Inventories	5,511	4,933
Deferred television production costs	6,056	5,316
Income taxes receivable	9	513
Other current assets	2,773	3,921

Total current assets	139,372	166,159
PROPERTY, PLANT AND EQUIPMENT, net	15,100	17,086
GOODWILL AND OTHER INTANGIBLE ASSETS, net	105,372	53,605
INVESTMENT IN EQUITY INTEREST, net	4,001	—
OTHER NONCURRENT ASSETS	21,311	18,417

Total assets	$285,156	$255,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,854	$27,425
Accrued payroll and related costs	11,449	13,863
Income taxes payable	672	1,246
Current portion of deferred subscription revenue	24,255	25,578
Current portion of other deferred revenue	12,337	5,598
Current portion loan payable	6,000	—

Total current liabilities	80,567	73,710

DEFERRED SUBSCRIPTION REVENUE	7,260	9,577
OTHER DEFERRED REVENUE	14,048	14,482
LOAN PAYABLE	22,500	—
OTHER NONCURRENT LIABILITIES	2,751	1,969

Total liabilities	127,126	99,738

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 27,780 and 26,738 shares outstanding in 2008 and 2007, respectively	278	267
Class B common stock, $.01 par value, 150,000 shares authorized; 26,690 and 26,722 shares outstanding in 2008 and 2007, respectively	267	267
Capital in excess of par value	279,707	272,132
Accumulated deficit	(120,268)	(116,362)
Accumulated other comprehensive loss	(1,179)	—

	158,805	156,304
Less: Class A treasury stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	158,030	155,529

Total liabilities and shareholders’ equity	$285,156	$255,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES

Publishing	$46,265	$47,478	$87,057	$88,096
Merchandising	16,249	10,352	29,315	23,952
Internet	3,241	5,183	6,655	8,713
Broadcasting	11,355	10,433	21,916	19,389

Total revenues	77,110	73,446	144,943	140,150

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	36,720	38,914	72,756	78,658
Selling and promotion	18,051	22,172	36,765	42,403
General and administrative	19,093	17,887	35,355	35,190
Depreciation and amortization	1,523	2,263	2,879	4,241

Total operating costs and expenses	75,387	81,236	147,755	160,492

OPERATING INCOME / (LOSS)	1,723	(7,790)	(2,812)	(20,342)

OTHER (EXPENSE) / INCOME

Interest income, net	56	775	539	1,547
Other (expense) / income	(1,131)	432	(1,131)	432

Total other (expense) / income	(1,075)	1,207	(592)	1,979

INCOME /(LOSS) BEFORE INCOME TAXES AND LOSS IN EQUITY INTEREST	648	(6,583)	(3,404)	(18,363)

Income tax provision	(106)	(154)	(288)	(243)

Loss in equity interest	(214)	—	(214)	—

NET INCOME / (LOSS)	$328	$(6,737)	$(3,906)	$(18,606)

EARNINGS/(LOSS) PER SHARE — BASIC AND DILUTED
Net income / (loss)	$0.01	$(0.13)	$(0.07)	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	53,476	52,386	53,087	52,382
Diluted	55,588	52,386	53,087	52,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2008
(unaudited, in thousands)

	Class A		Class B				Accumulated other	Class A
	common stock		common stock		Capital in excess	Accumulated	comprehensive	treasury stock
	Shares	Amount	Shares	Amount	of par value	deficit	loss	Shares	Amount	Total

Balance at January 1, 2008	26,738	$267	26,722	$267	$272,132	$(116,362)	$—	(59)	$(775)	$155,529

Comprehensive loss:
Net loss	—	—	—	—	—	(3,906)	—	—	—	(3,906)

Other comprehensive loss:

Unrealized loss on investment	—	—	—	—	—	—	(1,179)	—	—	(1,179)

Total comprehensive loss										(5,085)

Shares returned on a net treasury basis	—	—	(32)	—	—	—	—	—	—	—

Issuance of shares in conjunction with stock option exercises	3	—	—	—	20	—	—	—	—	20

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	1,039	11	—	—	3,648	—	—	—	—	3,659

Non-cash equity compensation	—	—	—	—	3,907	—	—	—	—	3,907

Balance at June 30, 2008	27,780	$278	26,690	$267	$279,707	$(120,268)	$(1,179)	(59)	$(775)	$158,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,906)	$(18,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,879	4,241
Amortization of deferred television production costs	9,454	10,489
Non-cash equity compensation	3,981	12,872
Other non-cash charges, net	1,112	—
Changes in operating assets and liabilities	26,023	13,769

Net cash provided by operating activities	39,543	22,765

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(46,311)	—
Investment in equity interest	(4,215)	—
Capital expenditures	(564)	(2,680)
Purchases of short-term investments	(50)	(102,993)
Sales of short-term investments	26,305	93,010

Net cash used in investing activities	(24,835)	(12,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(657)	—
Proceeds from long-term debt	30,000	—
Repayment of long-term debt	(1,500)	—
Proceeds received from stock option exercises	20	287
Change in restricted cash	(28,500)	—
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(1,340)	(2,346)

Net cash used in financing activities	(1,977)	(2,059)

Net increase in cash	12,731	8,043

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,536	28,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,267	$36,571

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of business financed by stock issuance	$5,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Accounting policies
1. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2007 (the “2007 10-K”) which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov.
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
     In the second quarter 2008, several new significant accounting policies were adopted to reflect certain transactions that occurred in the period:
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. This method requires our equity investment to be adjusted each reporting period to reflect our share in the investee’s income or losses. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.
Acquisitions
     The Company accounts for acquisitions using the purchase method. Under this method, the acquiring company allocates the purchase price to the assets acquired based upon their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets is recorded as goodwill.
Investment in equity securities
     The Company has certain investments in equity securities which have readily determinable fair values. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity. If a decline in fair value is judged to be other than temporary, the cost basis of the security will be written down to fair value and amount of the write down will be accounted for as a realized loss, included in earnings.
Derivative Instruments
     All derivative instruments are required to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through income.

     The Company’s other “Significant Accounting Policies” are discussed in more detail in the 2007 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
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
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (Revised) (“SFAS 141(R)”). SFAS 141(R) replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. SFAS 141(R) requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. SFAS 141(R) will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, SFAS 141(R) will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the Company beginning January 1, 2009, with earlier adoption being prohibited. The Company is currently assessing the impact, if any, to the Company’s consolidated financial position, cash flows or results of operations upon adoption of SFAS 141(R) and SFAS 160.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal year 2009.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. FSP EITF 03-6-1 also requires that all prior-period EPS data be adjusted retrospectively. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.
3. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $1.4 million to its deferred tax asset (“DTA”) and valuation allowance in the first six months of 2008, resulting in a cumulative balance for both its DTA and valuation allowance of $64.7 million as of June 30, 2008. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the DTA could be realized.
     As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes guidance on the accounting for uncertain tax positions. As of June 30, 2008, the Company had a FIN 48 liability balance of $0.7 million, of which $0.5 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.2 million is interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.1 million.
4. Equity compensation
     Prior to May 2008, the Company had several stock incentive plans that permitted the Company to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans were stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors was authorized to grant up to a maximum of 10,000,000 underlying shares of common stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of common stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”).
     In May 2008, the Company’s Board of Directors adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “New Stock Plan”), which was approved by the Company’s stockholders at the Company’s 2008 annual meeting. The New Stock Plan has 10,000,000 shares available for issuance. The New Stock Plan replaced the 1999 Option Plan and Non-Employee Director Plan (together, the “Prior Plans”), which together had an aggregate of approximately 1,850,000 shares still available for issuance. Therefore, the total net effect of the replacement of the Prior Plans and adoption of the New Stock Plan was an increase of approximately 8,150,000 shares of Class A Common Stock available for issuance under the Company’s stock plans.
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

     Certain prior year financial information has been reclassified to conform to fiscal 2008 financial statement presentation.
6. Inventories
     Inventory is comprised of paper stock. The inventory balance at June 30, 2008 and December 31, 2007 was $5.5 million and $4.9 million, respectively.
7. Acquisition of Business
     On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and Foundation in exchange for approximately $45.0 million in cash and $5.0 million in shares of the Company’s Class A Common Stock which equaled 674,854 shares at closing. These shares issued in connection with this acquisition were not covered by the Company’s existing equity plans. The Company also paid $1.3 million in cash related to the direct costs of the acquisition. The acquisition agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.
     The Company acquired the assets related to chef Emeril Lagasse to further our diversification strategy and help grow our operating results. Consistent with SFAS No. 141, “Business Combinations,” this acquisition was accounted for under purchase accounting. While the primary assets purchased in the transaction were certain trade names valued at $45.2 million as well as a television content library valued at $5.2 million, a nominal portion of the value is apportioned to goodwill of $0.9 representing the excess purchase price over the fair market value of the assets acquired. To the extent that the certain operating metrics in 2011 and 2012 are achieved, the potential additional payment will be allocated to the acquisition and may be recognized as goodwill.
     Of the intangible assets acquired, only the television content library is subject to amortization over a six-year period. For both the three and six month periods ended June 30, 2008 approximately $0.2 million was charged to amortization expense and accumulated amortization related to this asset.
     The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements of operations since April 2, 2008, and are recorded approximately 60 % and 40% in the Merchandising and Broadcasting segments, respectively. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition occurred at the beginning of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands, except per share amounts)	2008	2007	2008	2007

Net revenues	$77,110	$76,612	$148,162	$146,482
Net income/(loss)	328	(5,772)	(3,002)	(16,706)
Net earnings/(loss) per share — basic and diluted	$0.01	$(0.11)	$(0.06)	$(0.31)
     Pro forma adjustments have been made to reflect amortization using asset values recognized after applying purchase accounting adjustments, to record incremental compensation costs and to record amortization of deferred financing costs and interest expense related to the long-term debt incurred to fund a part of the acquisition. No tax adjustment was necessary due to the benefit of the Company’s net operating loss carryforwards. The pro forma earnings/(loss) per share amounts are based on the pro forma number of shares outstanding as of the end of each period presented which include the shares issued by the Company as a portion of the total consideration for the acquisition.
     The pro forma condensed consolidated financial information is presented for information purposes only. The pro forma condensed consolidated financial information should not be construed to be indicative of the combined results of operations that might have been achieved had the acquisition been consummated at the beginning of each period presented, nor is it necessarily indicative of the future results of the combined company.

8. Investment in Equity Interest
     In the first quarter of 2008, the Company entered into a series of transactions with WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. In exchange for a cash payment from the Company of $5.0 million, the Company acquired approximately 40 percent of the equity in WeddingWire and a commercial agreement related to software and content licensing, and media sales. The transaction has been accounted for using the equity method. Accordingly, the Company allocated $0.8 million of the purchase price to intangible assets related to the commercial agreement and the remaining $4.2 million to investment in equity interest. The intangible asset was determined to have a life of three years and will be amortized accordingly. The Company records its proportionate share of the results of WeddingWire one quarter in arrears within the loss in equity interest on the condensed consolidated statement of operations
9. Loan Payable
     On April 4, 2008, the Company and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”) entered into a loan agreement with Bank of America, N.A. Pursuant to the loan agreement, on April 7, 2008, the Borrower borrowed a $30 million term loan from Bank of America, the material terms of which were disclosed in Company’s Current Report on Form 8-K filed with the SEC on April 8, 2008. At June 30, 2008, the loan was secured by cash collateral of $28.5 million. The cash collateral is reflected as restricted cash on the condensed consolidated balance sheet as of June 30, 2008. In the third quarter of 2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business. See Note 12, “Subsequent Events,” for further information. Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan.
     Loan repayments commenced June 30, 2008 with quarterly principal installments of $1.5 million. The interest rate on the loan while secured by cash collateral was equal to a floating rate of 1-month LIBOR plus 1.00%. In the third quarter of 2008, the rate increased to 1-month LIBOR plus 2.85% when the cash collateral supporting the loan was replaced with assets of the Emeril business.
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
10. Industry segments
     The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Merchandising segment also includes the new flowers program with 1-800-Flowers.com which began in the second quarter of 2008. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising and, until the middle of the first quarter of 2008, the operations relating to direct-to-consumer floral business. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show airs in syndication seasonally over a 12-month period beginning and ending in the middle of September. The Broadcasting segment also includes certain operations related to Emeril Lagasse, predominantly television programming featuring Emeril Lagasse.
     The accounting policies for the Company’s business segments are discussed in more detail in Note 1 above and in the 2007 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
     Segment information for the quarter ended June 30, 2008 and 2007 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated
2008
Revenues	$46,265	$16,249	$3,241	$11,355	$—	$77,110
Non-cash equity compensation	773	375	91	222	585	2,046
Depreciation and amortization	93	25	492	300	613	1,523
Operating income/(loss)	7,177	8,418	(1,968)	855	(12,759)	1,723

2007
Revenues	$47,478	$10,352	$5,183	$10,433	$—	$73,446
Non-cash equity compensation	1,434	355	90	1,160	1,701	4,740
Depreciation and amortization	295	97	349	837	685	2,263
Operating income/(loss)	5,050	3,450	(2,144)	(871)	(13,275)	(7,790)
     Segment information for the six months ended June 30, 2008 and 2007 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated
2008
Revenues	$87,057	$29,315	$6,655	$21,916	$—	$144,943
Non-cash equity compensation	1,423	736	151	460	1,211	3,981
Depreciation and amortization	192	49	870	410	1,358	2,879
Operating income/(loss)	8,835	15,014	(4,216)	1,029	(23,474)	(2,812)
Total assets	90,584	53,907	11,864	45,037	83,764	285,156

2007
Revenues	$88,096	$23,952	$8,713	$19,389	$—	$140,150
Non-cash equity compensation	2,219	715	164	7,046	2,728	12,872
Depreciation and amortization	588	193	505	1,699	1,256	4,241
Operating income/(loss)	6,350	10,226	(4,647)	(6,969)	(25,302)	(20,342)
Total assets	86,790	9,983	6,336	19,831	97,035	219,975
11. Related Party Transactions
     The Company currently has a consulting agreement with CAK Entertainment, Inc. (“CAK Entertainment”), an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman has been Chairman of the Board and a Director of the Company since the execution of the agreement. This October 2005 agreement superseded a previous consulting agreement with him, which was entered into in January 2005 while Mr. Koppelman was Vice Chairman and a Director of the Company. During the second quarter of 2007, the Company and Mr. Koppelman agreed to amend the vesting conditions for a portion of the bonus compensation potentially payable to Mr. Koppelman and CAK Entertainment pursuant to the Company’s consulting agreement with CAK Entertainment. The amendment replaced a performance trigger tied to revenue goals with new performance criteria relating to adjusted EBITDA, as defined in the agreement, and acquisition goals. Mr. Koppelman’s vesting is determined by the Company’s Compensation Committee which meets periodically throughout the year but not necessarily at the end of the quarter. Through June 30, 2008, the Compensation Committee has vested Mr. Koppelman in 53% of the potential milestone fee and 50% of the bonus feature tied to adjusted EBITDA and acquisition goals of this consulting agreement. Additional details of the January 2005 and October 2005 agreements and a description of other related party transactions are included in the 2007 10-K.

     In July 2008, the Board of Directors of the Company appointed Mr. Koppelman as Executive Chairman and the principal executive officer of the Company. It also named two co-Chief Executive Officers who report directly to the Executive Chairman. The Company anticipates negotiating a new employment arrangement with Mr. Koppelman.
     On June 13, 2008, the Company entered into an intangible asset license agreement (the “Intangible Asset License Agreement”) with MS Real Estate Management Company (the “Licensor”), an entity owned by Martha Stewart. The Intangible Asset License Agreement replaced the Location Rental Agreement dated as of September 17, 2004 between the parties, which expired on September 17, 2007, but which was extended by letter agreement dated as of September 12, 2007 pending negotiation of the Intangible Asset License Agreement. The Intangible Asset License Agreement is retroactive to September 18, 2007 and has a five-year term.
     Pursuant to the Intangible Asset License Agreement, the Company will pay an annual fee of $2 million to the Licensor over the 5-year term for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and during the term of the agreement to access various real properties owned by Ms. Stewart. The Licensor will be responsible, at its expense, to maintain, landscape and garden the properties in a manner consistent with past practices; provided, however that the Company will be responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and will reimburse Licensor for up to $100,000 of approved and documented household expenses.
12. Subsequent Events
     As previously reported by the Company on a Current Report on Form 8-K dated April 8, 2008 (the “Initial 8-K”), the Company and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”) entered into a Loan Agreement with Bank of America, N.A. (the “Bank”) dated as of April 4, 2008 (the “Loan Agreement”), pursuant to which the Borrower borrowed a $30 million term loan from the Bank (the “Loan”) on April 7, 2008. As described in the Initial 8-K, the Loan is guaranteed by the Company and its domestic subsidiaries (other than MSLO Shared IP Sub LLC), and the Loan was secured by cash collateral (“Cash Collateral”) held in an account into which the Loan proceeds were deposited; yet the Borrower could elect at any time, subject to fulfillment of certain conditions set forth in the Loan Agreement (such conditions, the “Collateral Replacement Conditions”), to replace (the “Collateral Replacement”) the Cash Collateral with collateral consisting of substantially all of the assets of the businesses owned and operated by Emeril Lagasse and certain affiliated parties (together, “Emeril”), except for Emeril’s restaurant-related business and Emeril’s foundation (such businesses, except for Emeril’s restaurant-related business and Emeril’s foundation, the “Acquired Business”). As described in the Initial 8-K, the Company acquired the Acquired Business from Emeril on or about April 2, 2008. To facilitate the Collateral Replacement, the Company transferred substantially all of the assets comprising the Acquired Business to the Borrower.
     On August 1, 2008, the Collateral Replacement Conditions were satisfied and the Collateral Replacement occurred. In connection therewith, the Company, the Borrower and the Bank entered into a Security Agreement whereby the Company and the Borrower granted to the Bank a security interest in their rights to the assets comprising the Acquired Business to secure the Loan, and the pledge agreement related to the Cash Collateral was terminated. As described in the Initial 8-K, upon the occurrence of the Collateral Replacement, the interest rate on the Loan increased from a floating rate (adjusted daily) of 1-month LIBOR plus 1.00% to a floating rate (adjusted daily) of 1-month LIBOR plus 2.85%. All other obligations and covenants of the Loan remain in effect.

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
•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	a loss of the services of Ms. Stewart;

•	a loss of the services of other key personnel, including Mr. Lagasse;

•	a further softening of the domestic advertising market;

•	a continued downturn in national or local economies;

•	loss or failure of merchandising and licensing programs;

•	failure in acquiring or developing new brands;

•	dependence on a single source of revenue in the Merchandising segment;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

•	unanticipated increases in paper, postage or printing costs;

•	operational or financial problems at any of our contractual business partners;

•	the receptivity of consumers to our new product introductions;

•	failure to predict, respond to and influence trends in consumer taste; and

•	changes in government regulations affecting the Company’s industries.
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
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Our Company is organized into four business segments: Publishing, Merchandising, Internet and Broadcasting. In the second quarter of 2008, total revenues increased approximately 5% driven by the acquisition of certain assets of Emeril Lagasse on April 2, 2008 as well as advertising revenue growth in our media divisions and the launch of several new Merchandising initiatives.
Media Update. In the second quarter, our media platforms performed well with the Publishing and Internet segments experiencing advertising revenue growth and with new Emeril Lagasse television programming providing growth for the Broadcasting segment. Based on our current outlook, however, we expect to experience year-over-year declines in print advertising for the third quarter.
Publishing
     Advertising revenue continued to grow, despite a decrease in volume, from higher rates per page driven in part by a higher circulation rate base and a change in advertiser category mix. The improvements in revenues were partially offset by an increase in certain of our expenses, including compensation, paper and distribution. Trends in print advertising have deteriorated as we entered the third quarter with print advertising revenue trending lower by approximately 15% in the third quarter as compared to the prior year period. We also expect the unfavorable trends in our paper and distribution expenses to continue throughout the second half of the year.

Internet
     In the second quarter of 2008, we continued to experience growth from our online audience with page views increasing, on average, over 20% from the prior year and advertising revenue increasing 31%. We expect these traffic gains to continue throughout the second half of the year as well.
Broadcasting
     Distribution of the fourth season of The Martha Stewart Show has resulted in a national clearance of over 90% to date. In the second quarter, the Broadcasting segment benefited from programming related to a new original series on Planet Green featuring Chef Emeril Lagasse. In the third quarter, we expect to have continued growth in Broadcasting from Emeril Lagasse’s new Planet Green series, as well as from the Essence of Emeril on the Food Network and the rebroadcast of Emeril Live! on the Fine Living Network.
Merchandising Update. In the second quarter, the Merchandising segment benefited from the acquisition of certain assets of Emeril Lagasse including all of his licensing agreements. In addition, Merchandising segment revenues grew due to stronger sales from new and existing partners. We experienced continued growth from our agreement with Macy’s for our line of Martha Stewart Collection products; from our newly-launched program with 1-800-Flowers.com; and from EK Success for our line of broadly-distributed crafts products, including the expansion of our crafts line into Wal-Mart. We expect these initiatives to continue providing positive operating results for the full-year. However, we believe that these initiatives will be more than offset by the decrease in our Kmart minimum guarantees, and we expect total Merchandising revenues and operating profit to be lower in 2008 as compared to 2007.
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

Results of Operations
Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007
PUBLISHING SEGMENT

	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Publishing Segment Revenues
Advertising	$28,889	$27,840	$1,049
Circulation	16,802	18,343	(1,541)
Books	251	948	(697)
Other	323	347	(24)

Total Publishing Segment Revenues	46,265	47,478	(1,213)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	23,950	23,497	(453)
Selling and promotion	13,401	17,809	4,408
General and administrative	1,644	827	(817)
Depreciation and amortization	93	295	202

Total Publishing Segment Operating Costs and Expenses	39,088	42,428	3,340

Operating Income	$7,177	$5,050	$2,127

     Publishing revenues decreased 3% for the three months ended June 30, 2008 from the prior year period. Advertising revenue increased $1.0 million despite prior year revenue from Blueprint, a publication that we discontinued at the end of 2007. The increase in advertising revenue was primarily due to higher advertising rates across all titles, partially offset by a decrease in pages in Everyday Food and Martha Stewart Living. Advertising revenue was higher also due to an extra issue of Body + Soul and an increase in advertising pages in Martha Stewart Weddings. Advertising revenue from Martha Stewart Living increased $1.3 million while advertising revenue from Body + Soul and Martha Stewart Weddings increased $1.2 million. These increases were partially offset by the prior year contribution of Blueprint of $0.7 million in advertising revenue. Circulation revenue decreased $1.5 million due to lower subscription rate per copy and higher agency commissions in the current period for Martha Stewart Living and Everyday Food. Circulation revenue was negatively impacted by the prior year contribution of Blueprint and lower newsstand sales of Martha Stewart Weddings and Martha Stewart Living. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Everyday Food and Body + Soul as well as the positive impact of the frequency increase in Body + Soul and one special interest publication in the current period. Revenue related to our books business decreased $0.7 million primarily due to the timing of delivery of manuscripts related to our 12-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	Second Quarter 2008	Second Quarter 2007

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Martha Stewart Weddings	Three Issues	Three Issues
Body + Soul	Three Issues	Two Issues
Special Interest Publications	Two Issues	One Issue
Blueprint (a)	N/A	One Issue

(a)	Launched in May 2006 and discontinued in 2007 as a stand-alone publication with no future issues planned.
     Production, distribution and editorial expenses increased $0.5 million, primarily due to higher print order and higher rates related to physical costs to distribute the magazines, partially offset by savings related to the discontinuation of Blueprint. Selling and promotion expenses decreased $4.4 million due to lower circulation marketing costs and more favorable fulfillment rates associated with Martha Stewart Living and Everyday Food, partially offset by an increase in circulation marketing costs for Body + Soul. Prior year period selling and promotion expenses also included a non-recurring employee-related separation charge as well as costs associated with the discontinued publication Blueprint. General and administrative expenses increased $0.8 million primarily due to higher compensation costs.
MERCHANDISING SEGMENT

	Three Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Merchandising Segment Revenues
Kmart earned royalty	$6,205	$6,791	$(586)
Other	10,044	3,561	6,483

Total Merchandising Segment Revenues	16,249	10,352	5,897

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,655	3,144	489
Selling and promotion	2,642	1,958	(684)
General and administrative	2,509	1,703	(806)
Depreciation and amortization	25	97	72

Total Merchandising Segment Operating Costs and Expenses	7,831	6,902	(929)

Operating Income	$8,418	$3,450	$4,968

     Merchandising revenues increased 57% for the three months ended June 30, 2008 from the prior year period. Other revenues increased primarily due to contributions from Emeril Lagasse’s business. The increase in other revenues was also the result of our new initiatives with Macy’s for our line of Martha Stewart Collection products and with 1-800-Flowers.com for our newly-launched flowers program. In addition, we expanded our crafts line with EK Success into Wal-Mart which contributed to the other revenue increase in the second quarter of 2008. Actual retail sales of our products at Kmart declined 10% on a comparable store and total store basis due to lower same-store sales trends and decreased assortment of product categories.
     Production, distribution and editorial expenses decreased $0.5 million due to lower compensation costs. Selling and promotion expenses increased $0.7 million related to media expenditures made on behalf of our partners, a substantial majority of which are paid by our partners and recorded to revenue. General and administrative costs increased $0.8 million reflecting the additional Merchandising segment expenses of our Emeril Lagasse franchise.

INTERNET SEGMENT

	Three Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Internet Segment Revenues
Advertising	$3,243	$2,480	$763
Product	(2)	2,703	(2,705)

Total Internet Segment Revenues	3,241	5,183	(1,942)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	2,241	4,149	1,908
Selling and promotion	1,476	1,806	330
General and administrative	1,000	1,023	23
Depreciation and amortization	492	349	(143)

Total Internet Segment Operating Costs and Expenses	5,209	7,327	2,118

Operating Loss	$(1,968)	$(2,144)	$176

     Internet revenues decreased 37% for the three months ended June 30, 2008 from the prior year period. Advertising revenue increased $0.8 million primarily due to an increase in advertising volume. Product revenue decreased $2.7 million due to the transition of our flowers program from Martha Stewart Flowers to our new, co-branded agreement with 1-800-Flowers.com which began generating revenue in the second quarter for the Merchandising segment.
     Production, distribution and editorial costs decreased $1.9 million due primarily to the transition of our flowers business to 1-800-Flowers.com which eliminated inventory and shipping expenses. All costs related to the new flowers program will be reported in the Merchandising segment. Selling and promotion expenses decreased $0.3 million due to lower marketing costs related to our website marthastewart.com as well as the transition of our flowers business partially offset by higher compensation costs from increased headcount.

BROADCASTING SEGMENT

	Three Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Broadcasting Segment Revenues
Advertising	$6,744	$4,740	$2,004
Radio	1,875	1,875	—
Licensing and other	2,736	3,818	(1,082)

Total Broadcasting Segment Revenues	11,355	10,433	922

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	7,878	8,124	246
Selling and promotion	532	599	67
General and administrative	1,790	1,744	(46)
Depreciation and amortization	300	837	537

Total Broadcasting Segment Operating Costs and Expenses	10,500	11,304	804

Operating Income/(Loss)	$855	$(871)	$1,726

     Broadcasting revenues increased 9% for the three months ended June 30, 2008 from the prior year period. Advertising revenue increased $2.0 million primarily due to the increase in advertising inventory (related to our revised season 3 distribution agreement for The Martha Stewart Show), partially offset by fewer integrations as well as a decline in household ratings. Licensing revenue decreased $1.1 million primarily due to the exchange of season 3 license fees for additional advertising inventory related to The Martha Stewart Show. This decrease in licensing revenue was partially offset by new television programming featuring Emeril Lagasse, a domestic distribution agreement with the Fine Living Network on cable to air The Martha Stewart Show and a new marketing agreement with TurboChef.
     Production, distribution and editorial expenses decreased $0.2 million due lower non-cash charges associated with the vesting of a portion of a warrant granted in connection with the production of The Martha Stewart Show, as well as lower production costs for season 3 of The Martha Stewart Show as compared to season 2. These decreases are partially offset by 2008 distribution costs which were reported net of licensing revenues in 2007. Depreciation and amortization decreased $0.5 million as the set for The Martha Stewart Show was fully depreciated as of the second quarter of 2007.

CORPORATE

	Three Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$12,146	$12,590	$444
Depreciation and amortization	613	685	72

Total Corporate Operating Costs and Expenses	12,759	13,275	516

Operating Loss	$(12,759)	$(13,275)	$516

     Corporate operating costs and expenses decreased 4% for the three months ended June 30, 2008 from the prior year period. General and administrative expenses decreased $0.4 million primarily due to lower non-cash compensation of $1.1 million and lower cash compensation. The decrease was partially offset by costs associated with a new intangible asset agreement and higher professional fees.
OTHER ITEMS
Interest Income, net. Interest income, net, was $0.1 million for the quarter ended June 30, 2008 compared to $0.8 million for the prior year quarter. The decrease was attributable primarily to current period interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse.
Other (Expense) / Income. Other expense was $(1.1) million for the quarter ended June 30, 2008 compared to other income of $0.4 million for the quarter ended June 30, 2007. The current period expense is result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The prior period income is related to the final legal settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation.
Income tax expense. Income tax expense for the three months ended June 30, 2008 was $0.1 million, compared to a $0.2 million expense in the prior year period.
Loss in equity interest. The loss in equity interest was $0.2 million for the quarter ended June 30, 2008 related to our equity investment in WeddingWire. We record our proportionate share of the results of WeddingWire one quarter in arrears. Therefore, the loss of $0.2 million represents our portion of prorated first quarter 2008 results of WeddingWire.
Net Income / (Loss). Net income was $0.2 million for the quarter ended June 30, 2008, compared to a net loss of $(6.7) million for the quarter ended June 30, 2007, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007
PUBLISHING SEGMENT

	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Publishing Segment Revenues
Advertising	$50,984	$49,209	$1,775
Circulation	33,353	36,422	(3,069)
Books	2,018	1,594	424
Other	702	871	(169)

Total Publishing Segment Revenues	87,057	88,096	(1,039)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	46,182	44,989	(1,193)
Selling and promotion	28,576	34,405	5,829
General and administrative	3,272	1,764	(1,508)
Depreciation and amortization	192	588	396

Total Publishing Segment Operating Costs and Expenses	78,222	81,746	3,524

Operating Income	$8,835	$6,350	$2,485

     Publishing revenues decreased 1% for the six months ended June 30, 2008 from the prior year period. Advertising revenue increased $1.8 million despite prior year revenue from Blueprint, a publication that we discontinued at the end of 2007. The increase in advertising revenue was primarily due to higher advertising rates across all titles, partially offset by a decrease in pages in Everyday Food and Martha Stewart Living. Advertising revenue was higher also due to an extra issue of Body + Soul and an increase in advertising pages in Martha Stewart Weddings. Advertising revenue from Martha Stewart Living increased $2.1 million while advertising revenue from Body + Soul and Martha Stewart Weddings increased $1.5 million. These increases were partially offset by the prior year contribution of Blueprint of $1.3 million in advertising revenue. Circulation revenue decreased $3.1 million due to lower subscription rate per copy and higher agency commissions in the current period for Martha Stewart Living and Everyday Food. Circulation revenue was negatively impacted by the prior year contribution of Blueprint and lower newsstand sales of Martha Stewart Weddings and Martha Stewart Living in the first half of 2008. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Everyday Food and Body + Soul as well as the positive impact of the frequency increase in Body + Soul and one additional special interest publication in the current period. Revenue related to our books business increased $0.4 million primarily due to the timing of delivery of manuscripts related to our 12-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	First Half 2008	First Half 2007

Martha Stewart Living	Six Issues	Six Issues
Everyday Food	Six Issues	Six Issues
Martha Stewart Weddings	Three Issues	Three Issues
Body + Soul	Five Issues	Four Issues
Special Interest Publications	Four Issues	Three Issues
Blueprint (a)	N/A	Two Issues

(a)	Launched in May 2006 and discontinued in 2007 as a stand-alone publication with no future issues planned.
     Production, distribution and editorial expenses increased $1.2 million, primarily due to higher print order and higher rates related to physical costs to distribute the magazines, partially offset by savings related to the discontinuation of Blueprint. Selling and promotion expenses decreased $5.8 million due to lower circulation marketing costs and more favorable fulfillment rates associated with Martha Stewart Living and Everyday Food, partially offset by an increase in circulation marketing costs for Body + Soul. Prior year period selling and promotion expenses also included a non-recurring employee-related separation charge as well as costs associated with the discontinued publication Blueprint. General and administrative expenses increased $1.5 million primarily due to higher compensation costs.
MERCHANDISING SEGMENT

	Six Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance

Merchandising Segment Revenues
Kmart earned royalty	$10,763	$12,745	(1,982)
Kmart minimum true-up	3,806	2,648	1,158
Other	14,746	8,559	6,187

Total Merchandising Segment Revenues	29,315	23,952	5,363

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	5,762	6,433	671
Selling and promotion	4,079	3,607	(472)
General and administrative	4,411	3,493	(918)
Depreciation and amortization	49	193	144

Total Merchandising Segment Operating Costs and Expenses	14,301	13,726	(575)

Operating Income	$15,014	$10,226	$4,788

     Merchandising revenues increased 22% for the six months ended June 30, 2008 from the prior year period. Other revenues increased as the result of our new initiatives with Macy’s for our line of Martha Stewart Collection products. In addition, the increase in other revenues was also due to contributions from Emeril Lagasse’s business, from 1-800-Flowers.com for our newly-launched flowers program and from the expansion of our crafts line with EK Success into Wal-Mart. The increases from these new initiatives were partially offset by the 2007 endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines with no comparable revenue in 2008. Actual retail sales of our products at Kmart declined 15% on a comparable store and total store basis due to lower same-store sales trends and decreased assortment of product categories. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods, net of amounts subject to recoupment, is listed separately above.
     Production, distribution and editorial expenses decreased $0.7 million due to lower compensation costs. Selling and promotion expenses increased $0.5 million related to media expenditures made on behalf of our partners, a substantial majority of which are paid by our partners and recorded to revenue. General and administrative costs increased $0.9 million reflecting the additional Merchandising segment expenses of our Emeril Lagasse franchise.

INTERNET SEGMENT

	Six Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance

Internet Segment Revenues
Advertising	$5,553	$4,246	$1,307
Product	1,102	4,467	(3,365)

Total Internet Segment Revenues	6,655	8,713	(2,058)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	5,290	7,862	2,572
Selling and promotion	2,676	3,005	329
General and administrative	2,035	1,988	(47)
Depreciation and amortization	870	505	(365)

Total Internet Segment Operating Costs and Expenses	10,871	13,360	2,489

Operating Loss	$(4,216)	$(4,647)	$431

     Internet revenues decreased 24% for the six months ended June 30, 2008 from the prior year period. Advertising revenue increased $1.3 million due to an increase in advertising volume and higher advertising rates. Product revenue decreased $3.4 million due to the transition of our flowers program from Martha Stewart Flowers, which generated sales through Valentine’s Day, to our new, co-branded agreement with 1-800-Flowers.com which began generating revenue in the second quarter for the Merchandising segment.
     Production, distribution and editorial costs decreased $2.6 million due primarily to the transition of our flowers business to 1-800-Flowers.com which eliminated inventory and shipping expenses, as well as due to the prior year use of freelancers and consultants and technology costs related to the 2007 re-design of marthastewart.com. These savings are partially offset by an increase in headcount and related compensation costs. All costs related to the new flowers program will be reported in the Merchandising segment. Selling and promotion expenses decreased $0.3 million due to lower marketing costs related to our website marthastewart.com as well as the transition of our flowers business partially offset by higher compensation costs from increased headcount. Depreciation and amortization expenses increased $0.4 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT

	Six Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance

Broadcasting Segment Revenues
Advertising	$13,837	$8,283	$5,554
Radio	3,750	3,750	—
Licensing and other	4,329	7,356	(3,027)

Total Broadcasting Segment Revenues	21,916	19,389	2,527

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	15,526	19,374	3,848
Selling and promotion	1,434	1,386	(48)
General and administrative	3,517	3,899	382
Depreciation and amortization	410	1,699	1,289

Total Broadcasting Segment Operating Costs and Expenses	20,887	26,358	5,471

Operating Income/(Loss)	$1,029	$(6,969)	$7,998

     Broadcasting revenues increased 13% for the six months ended June 30, 2008 from the prior year period. Advertising revenue increased $5.6 million primarily due to the increase in advertising inventory (related to our revised season 3 distribution agreement for The Martha Stewart Show), partially offset by fewer integrations as well as a decline in household ratings. Licensing revenue decreased $3.0 million primarily due to the exchange of season 3 license fees for additional advertising inventory related to The Martha Stewart Show. This decrease was partially offset by new television programming featuring Emeril Lagasse, a domestic distribution agreement with the Fine Living Network on cable to air The Martha Stewart Show, increased international distribution of The Martha Stewart Show and a new marketing agreement with TurboChef.
     Production, distribution and editorial expenses decreased $3.8 million due principally to a 2007 non-cash charge of $6.6 million associated with the vesting of a portion of a warrant granted in connection with the production of The Martha Stewart Show, as well as lower production costs for season 3 of The Martha Stewart Show as compared to season 2. These decreases are partially offset by 2008 distribution costs which were reported net of licensing revenues in 2007. Depreciation and amortization decreased $1.3 million as the set for The Martha Stewart Show was fully depreciated as of the second quarter of 2007.

CORPORATE

	Six Months Ended June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$22,116	$24,046	1,930
Depreciation and amortization	1,358	1,256	(102)

Total Corporate Operating Costs and Expenses	23,474	25,302	1,828

Operating Loss	$(23,474)	$(25,302)	$1,828

     Corporate operating costs and expenses decreased 7% for the six months ended June 30, 2008 from the prior year period. General and administrative expenses decreased $1.9 million primarily due to lower non-cash compensation of $1.5 million and cash compensation. The decrease is partially offset by costs associated with a new intangible asset agreement.
OTHER ITEMS
Interest Income, net. Interest income, net, was $0.5 million for the six months ended June 30, 2008 compared to $1.5 million for the prior year period. The decrease was attributable primarily to current period interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse.
Other (Expense) / Income. Other expense was $(1.1) million for the period ended June 30, 2008 compared to other income of $0.4 million for the period ended June 30, 2007. The current period expense is result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The prior period income is related to the final legal settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation.
Income tax expense. Income tax expense for the six months ended June 30, 2008 was $0.3 million, compared to a $0.2 million expense in the prior year period.
Loss in equity interest. The loss in equity interest was $0.2 million for the period ended June 30, 2008 related to our equity investment in WeddingWire. We record our proportionate share of the results of WeddingWire one quarter in arrears. Therefore, the loss of $0.2 million represents our portion of prorated first quarter 2008 results of WeddingWire.
Net Loss. Net loss was $3.9 million for the six months ended June 30, 2008, compared to a net loss of $18.6 million for the six months ended June 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     In the first half of 2008, our overall cash, cash equivalents and short-term investments decreased $13.5 million from December 31, 2007 excluding $28.5 million in cash restricted as collateral against the remaining principal for our term loan related to the acquisition of certain assets of Emeril Lagasse. The decrease was primarily due to the $46.3 million cash payment related to the Emeril Lagasse acquisition as well as the payment of 2007 bonuses and our investment in WeddingWire. These decreases were partially offset by the satisfaction of our 2007 year-end receivable due from Kmart in the amount of $47.6 million. Cash, cash equivalents and short-term investments were $43.8 million and $57.3 million at June 30, 2008 and December 31, 2007, respectively.
     The acquisition agreement for the Emeril Lagasse transaction also included a payment of $5.0 million in shares of our Class A Common Stock as well as a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at our election, in shares of our Class A Common Stock. We borrowed $30.0 million from Bank of America to partially offset the cash payment related to the acquisition. We believe, as described further below, that our available cash balances and short-term investments, together with continued positive cash flow from operations, will be sufficient to meet our operating and recurring cash needs for the remainder of 2008 inclusive of debt service obligations.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $39.5 million and $22.8 million for the six months ended June 30, 2008 and 2007, respectively. In 2008, cash flow from operations was primarily due to the changes in operating assets and liabilities of $26.0 million, the majority of which was the result of the satisfaction of the 2007 year-end receivable due from Kmart. Operating assets and liabilities also benefited from higher deferred revenue from advance payments related to television programming featuring Emeril Lagasse. These inflows were partially offset by the payment of 2007 bonuses and expenses paid in the normal course of business.
     During the second quarter of 2008, we entered into a marketing and promotional agreement with TurboChef Technologies, Inc. (“TurboChef”). In lieu of cash consideration, TurboChef has the ability, per the agreement, to provide compensation in the form of shares and a warrant to purchase shares. The aggregate value of the contract is approximately $10 million and revenue will be recognized over the three-year term of the agreement. As of the 2008 second quarter end, TurboChef issued to us 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock. The value of these equity instruments on the date of grant was approximately $5 million and deferred accordingly. The remaining $5 million may be satisfied in either shares or cash, at TurboChef’s option. Any changes to the market value of the TurboChef stock require an adjustment to both our shares held as well as our warrant to purchase shares. Any temporary adjustment to our shares held affects the investment balance and flows through other income on the balance sheet. Any adjustment to our warrant affects the investment balance and flows through other income on our statement of operations. Therefore, any change to the warrant valuation is an adjustment to the cash flows from operations.
Cash Flows from Investing Activities
     Cash flows used in investing activities were $24.8 million and $12.7 million for the six months ended June 30, 2008 and 2007, respectively. In 2008, cash flow used in investing activities was primarily due to the cash paid in connection with the acquisition of certain assets of Emeril Lagasse. We also invested $5.0 million of cash in WeddingWire of which $4.2 million was used in investing activities and $0.8 million was used in operating activities. These cash payments were partially offset by significant sales of short-term investments of $26.3 million in advance of the Emeril Lagasse acquisition.
Cash Flows from Financing Activities
     Cash flows used in financing activities were $2.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. In 2008, in connection with the acquisition of certain assets of Emeril Lagasse, we entered into an agreement with Bank of America for a $30.0 million term loan with principal installments of $1.5 million to be paid quarterly. Cash provided by financing activities related to the loan was fully offset by the first installment paid on June 30, 2008, as well as the use of cash to collateralize the remaining principal. Subsequent to June 30,

2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business. Cash flows used in financing activities during 2008 were due to the remittance payroll related tax obligations associated with the vesting of certain restricted stock grants.
Debt
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of June 30, 2008. We had no outstanding borrowings under this facility as of June 30, 2008. On a total line of $5.0 million, we currently have letters of credit drawn of $2.7 million.
     We entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. In the next 12 months, $6.0 million in principal payments will be due. The interest rate on the loan was equal to a floating rate of 1-month LIBOR plus 1.00% for the period ended June 30, 2008. On August 1, 2008, the cash collateral supporting the loan was replaced with asset collateral related to the acquisition and therefore our interest rate increased to 1-month LIBOR plus 2.85%. We expect to pay the principal installments and interest expense with cash from operations.
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
Seasonality and Quarterly Fluctuations
     Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines. In addition, we recognize the revenue resulting from the difference, if any, between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. In our Internet segment, revenue from marthastewartflowers.com has been tied to key holidays during the year (although this program was replaced in the first quarter of 2008 by our new program with 1-800-Flowers.com, which launched in the second quarter of 2008 and will be reported in our Merchandising segment), while advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain aspects of our business related to Emeril Lagasse also fluctuate based on production schedules since revenue related to this business is generally recognized when services are performed.

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
     Advertising revenue in the Publishing segment is recorded upon release of magazines for sale to consumers and is stated net of agency commissions and cash and sales discounts. Subscription revenue is recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenue is recognized based upon assumptions with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenue earned from book publishing is recorded as new manuscripts are delivered to and accepted by our publisher and as sales on a unit basis exceed the advanced royalty.
     Licensing based revenue, most of which is in our Merchandising segment, is accrued on a monthly basis based on the specific terms of each contract. Generally, revenue is recognized based on actual sales while others contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize the true-up, if any, between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis.
     Internet advertising revenue is generally based on the sale of impression-based advertisements, which is recorded in the period in which the advertisements are served.
     Television advertising revenue is recorded when the related commercial is aired and is recorded net of agency commission, estimated reserves for television audience underdelivery and, when applicable, distribution fees. Television integration revenue is recognized when the segment featuring the related product/brand immersion is initially aired. Television revenue related to Emeril Lagasse is generally recognized when services are performed.

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
Intangible assets
     We are required to analyze our goodwill and other intangible assets on an annual basis as well as when events and circumstances indicate impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. The recording of any resulting impairment loss could have a material adverse effect on our financial statements.
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
Deferred Tax Asset Valuation Allowance
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
Non-cash Equity Compensation
     We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under the plan are restricted shares of common stock and stock options. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates as well as from adverse changes in our publicly traded investments. We also hold a derivative financial instrument that could expose us to further market risk. We do not utilize financial instruments for trading purposes.
Interest Rate Risk
     We are exposed to market rate risk due to changes in interest rates on our loan agreement that we entered into on April 2, 2008 under which we borrowed $30.0 million related to the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 1.00% while the loan was secured by cash collateral. In the third quarter of 2008, the rate increased to 1-month LIBOR plus 2.85% when the cash collateral supporting the loan was replaced with assets of the Emeril business. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We have outstanding borrowings of $28.5 million on the term loan at June 30, 2008 at an average rate of 3.59%. A one percent increase in the interest rate would have increased the current period interest expense $0.1 million and would increase 2008 expected interest expense $0.2 million.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of June 30, 2008, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as of June 30, 2008. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percent decrease in average interest rates would have changed the current period interest income $0.2 million.
Investment Risk
     We are exposed to market rate risk due to changes in the fair value of the warrant to purchase the publicly-traded common stock of TurboChef. The value of this warrant was originally determined to be $2.0 million using a Black-Scholes valuation methodology. As of June 30, 2008, we recognized an expense of $1.1 million related to the decrease in fair value of the warrant primarily driven by a decrease in the common stock of TurboChef. Our maximum exposure is an additional loss of approximately $0.9 million. However, there is no corresponding limit to the income that may be recognized due to an increase in fair value of the underlying shares.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the second quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our business is largely dependent on advertising revenues in our publications, online operations and broadcasts. The market for advertising has been adversely affected by the economy. Our failure to attract or retain advertisers would have a material adverse effect on our business.
     We depend on advertising revenue in our Publishing, Internet and Broadcasting businesses. We cannot control how much or where companies choose to advertise. We are seeing a downward trend in advertising dollars generally in the marketplace, and in our publications in particular. We cannot assure how or whether this trend might correct. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our publications, broadcasts or website, our revenues and business will be materially adversely affected.
     Our Merchandising business and licensing programs may suffer from downturns in the health and stability of the general economy or housing market.

     Reduction in the availability of credit, increased gas expenses and heating costs, or a continued downturn in housing turnover or the overall housing market, all of which have occurred in the past two years, and each of which could become more pronounced in the future, has and could further limit consumers’ discretionary spending or affect their confidence. These and other adverse consumer trends lead to reduced spending on general merchandise, homes and home improvement projects, categories in which we license our brands. Downturns in consumer spending adversely impact consumer sales generally, resulting in weaker revenues from our licensed products. Continuation of this trend could materially adversely impact our business, financial condition and prospects.
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
     We have significant goodwill and indefinite life assets subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.
     Goodwill represents the excess of the amount we paid to acquire our subsidiaries over the fair value of their net assets at the dates of the acquisitions. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill for impairment at least annually based upon a fair value approach. We must also review the carrying value of our other intangible assets to determine if any impairment has occurred. The analysis is based on anticipated future cash flows, which are calculated based on assets under management. As of June 30, 2008, the estimated net carrying value of goodwill and other intangible assets on our consolidated condensed balance sheet amount to $105.4 million or 37% of our total assets. An impairment charge with respect to either or both, depending on the amount, could have a significant impact on our results of operations.
     Our Merchandising business currently relies heavily on revenue from a single source.
     For the twelve months ended January 31, 2008, we received guaranteed minimum royalty payments of $65.0 million from Kmart. For the contract years ending January 31, 2009 and January 31, 2010 (the final two years of the contract), the minimum guarantees are substantially lower (we anticipate they will be $20.0 million and $15.0 million, respectively). As a result of the substantial decline in minimum guarantees, we expect that the revenue we receive from Kmart will decline significantly because our actual earned royalties have not been in excess of the applicable minimums in prior years. If in future periods we are unable to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract, our revenues and operating profit may be materially adversely affected.
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
     If The Martha Stewart Show fails to maintain a sufficient audience, if adverse trends continue or develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business would be adversely affected. We also anticipate deriving value from Mr. Lagasse’s television shows, the popularity of which cannot be assured.
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
     Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. In recent years, postal rates have increased including a rise in 2007. Accordingly, significant increases in postage prices could adversely affect our future results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended June 30, 2008:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that may
	Total Number of		of Publicly	yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs
Quarter ended June 30, 2008:
April 1-30, 2008(1)	5,910	$7.80	Not applicable	Not applicable
May 1-31, 2008(1)	3,169	$8.82	Not applicable	Not applicable
June 1-30, 2008(1)	7,090	$8.29	Not applicable	Not applicable
Total for quarter ended June 30, 2008	16,169	$8.30	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) We held our 2008 Annual Meeting of Stockholders on May 20, 2008.
(b) During the Annual Meeting, holders of Class A Common Stock and Class B Common Stock, voting as one class, voted to elect seven directors to our Board of Directors, each to hold office for a term of approximately one year ending on the date of our next succeeding annual meeting of stockholders
Board of Directors Election Results

	Votes For	Votes Withheld

Charlotte Beers	287,092,213	502,722
Rick Boyko	287,005,165	589,770
Michael Goldstein	287,015,524	579,411
Charles Koppelman	287,021,427	573,508
Susan Lyne (1)	287,103,726	491,209
Thomas Siekman (2)	287,030,984	563,951
Todd Slotkin	286,995,988	598,947

(1)	On July 11, 2008, Susan Lyne resigned as a director of the Company pursuant to her separation agreement with the Company dated June 10, 2008.

(2)	On June 6, 2008, Thomas Siekman resigned from the Board of Directors.
(c) During the Annual Meeting, holders of Class A Common Stock and Class B Common Stock, voting as one class, voted to approve the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Plan
Omnibus Stock and Option Plan Results

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes

Omnibus Stock and Option Plan	271,874,693	201,647	53,618	15,464,977
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit
Number	Exhibit Title

3.2	By-Laws of Martha Stewart Living Omnimedia, Inc. — Incorporated under the Laws of the State of Delaware (As in effect as of June 11, 2008) *

10.1	New Director Compensation Program as of May 20, 2008. *

10.2	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.3	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.4	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.5	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.6	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.7	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.8	Separation Agreement dated as of June 10, 2008 between Martha Stewart Living Omnimedia, Inc. and Susan Lyne. *

10.9	Intangible Asset License Agreement dated as of June 13, 2008 between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company. *

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Date: August 11, 2008	/s/ Howard Hochhauser
	Name:	Howard Hochhauser
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.2	By-Laws of Martha Stewart Living Omnimedia, Inc. — Incorporated under the Laws of the State of Delaware (As in effect as of June 11, 2008) *

10.1	New Director Compensation Program as of May 20, 2008. *

10.2	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.3	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.4	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.5	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.6	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.7	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008).

10.8	Separation Agreement dated as of June 10, 2008 between Martha Stewart Living Omnimedia, Inc. and Susan Lyne. *

10.9	Intangible Asset License Agreement dated as of June 13, 2008 between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company. *

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith