Form 10-Q
period 2008-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2008-11-10
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of November 4, 2008
Class A, $0.01 par value	28,274,192
Class B, $0.01 par value	26,690,125

Total	54,964,317

Martha Stewart Living Omnimedia, Inc.
Index to Form 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II. Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	38
EX-10.1: SECURITY AGREEMENT
EX-10.2: EMPLOYMENT AGREEMENT
EX-10.3: EMPLOYMENT AGREEMENT
EX-10.4: EMPLOYMENT AGREEMENT
EX-10.5: RESTRICTED STOCK GRANT AGREEMENT
EX-10.6: STOCK OPTION GRANT AGREEMENT
EX-10.7: RESTRICTED STOCK GRANT AGREEMENT
EX-10.8: STOCK OPTION GRANT AGREEMENT
EX-10.9: RESTRICTED STOCK GRANT AGREEMENT
EX-10.10: STOCK OPTION GRANT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

     PART I: FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,949	$30,536
Short-term investments	—	26,745
Accounts receivable, net	44,603	94,195
Inventories	7,833	4,933
Deferred television production costs	4,386	5,316
Income taxes receivable	9	513
Other current assets	5,008	3,921

Total current assets	134,788	166,159
PROPERTY, PLANT AND EQUIPMENT, net	14,514	17,086
GOODWILL AND OTHER INTANGIBLE ASSETS, net	104,979	53,605
INVESTMENT IN EQUITY INTEREST, net	3,867	—
OTHER NONCURRENT ASSETS	21,995	18,417

Total assets	$280,143	$255,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,746	$27,425
Accrued payroll and related costs	15,404	13,863
Income taxes payable	428	1,246
Current portion of deferred subscription revenue	21,549	25,578
Current portion of other deferred revenue	8,679	5,598
Current portion loan payable	1,500	—

Total current liabilities	78,306	73,710

DEFERRED SUBSCRIPTION REVENUE	7,155	9,577
OTHER DEFERRED REVENUE	13,809	14,482
LOAN PAYABLE	21,000	—
OTHER NONCURRENT LIABILITIES	2,881	1,969

Total liabilities	123,151	99,738

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A common stock, $.01 par value, 350,000 shares authorized; 27,714 and 26,738 shares outstanding in 2008 and 2007, respectively	277	267
Class B common stock, $.01 par value, 150,000 shares authorized; 26,690 and 26,722 shares outstanding in 2008 and 2007, respectively	267	267
Capital in excess of par value	281,895	272,132
Accumulated deficit	(124,015)	(116,362)
Accumulated other comprehensive loss	(657)	—

	157,767	156,304
Less: Class A treasury stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	156,992	155,529

Total liabilities and shareholders’ equity	$280,143	$255,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Publishing	$34,544	$46,215	$121,602	$134,311
Merchandising	14,616	10,951	43,931	34,904
Internet	3,032	3,270	9,686	11,983
Broadcasting	14,320	8,820	36,236	28,208

Total revenues	66,512	69,256	211,455	209,406

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	32,334	35,060	105,090	113,718
Selling and promotion	15,194	19,800	51,959	62,203
General and administrative	20,974	17,684	56,329	52,874
Depreciation and amortization	1,542	1,623	4,422	5,863

Total operating costs and expenses	70,044	74,167	217,800	234,658

OPERATING LOSS	(3,532)	(4,911)	(6,345)	(25,252)

OTHER INCOME / (EXPENSE)
Interest income, net	—	774	540	2,321
Other income / (expense)	366	—	(765)	432
Loss in equity interest	(272)	—	(486)	—

Total other income / (expense)	94	774	(711)	2,753

LOSS BEFORE INCOME TAXES	(3,438)	(4,137)	(7,056)	(22,499)
Income tax provision	(309)	(277)	(597)	(520)

NET LOSS	$(3,747)	$(4,414)	$(7,653)	$(23,019)

LOSS PER SHARE — BASIC AND DILUTED
Net Loss	$(0.07)	$(0.08)	$(0.14)	$(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	53,590	52,479	53,256	52,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2008
(unaudited, in thousands)

	Class A		Class B					Class A
	common stock		common stock				Accumulated	treasury stock
							other
					Capital in excess	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	of par value	deficit	loss	Shares	Amount	Total
Balance at January 1, 2008	26,738	$267	26,722	$267	$272,132	$(116,362)	$—	(59)	$(775)	$155,529

Comprehensive loss:
Net loss	—	—	—	—	—	(7,653)	—	—	—	(7,653)

Other comprehensive loss:

Unrealized loss on investment	—	—	—	—	—	—	(657)	—	—	(657)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,310)

Shares returned on a net treasury basis	—	—	(32)	—	—	—	—	—	—	—

Issuance of shares in conjunction with stock option exercises	6	—	—	—	44	—	—	—	—	44

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	970	10	—	—	3,334	—	—	—	—	3,344

Non-cash equity compensation	—	—	—	—	6,385	—	—	—	—	6,385

Balance at September 30, 2008	27,714	$277	26,690	$267	$281,895	$(124,015)	$(657)	(59)	$(775)	$156,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,653)	$(23,019)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,422	5,863
Amortization of deferred television production costs	15,393	15,445
Non-cash equity compensation	6,549	15,441
Other non-cash charges, net	283	(955)
Changes in operating assets and liabilities	28,435	5,325

Net cash provided by operating activities	47,429	18,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(46,309)	—
Investment in equity interest	(4,353)	—
Investment in other noncurrent assets	—	(10,150)
Capital expenditures	(1,266)	(4,254)
Purchases of short-term investments	—	(145,741)
Sales of short-term investments	26,745	140,720

Net cash used in investing activities	(25,183)	(19,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(721)	—
Proceeds from long-term debt	30,000	—
Repayment of long-term debt	(7,500)	—
Proceeds received from stock option exercises	44	305
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(1,656)	(3,025)

Net cash provided by (used in) financing activities	20,167	(2,720)

Net increase (decrease) increase in cash	42,413	(4,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,536	28,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,949	$24,483

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of business financed by stock issuance	$5,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Accounting policies
1. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2007 (the “2007 10-K”) which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov.
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
     In 2008, several new significant accounting policies were adopted to reflect certain transactions that occurred during the fiscal year:
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. Equity investments over which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. This method requires our equity investment to be adjusted each reporting period to reflect our share in the investee’s income or losses. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.
Acquisitions
     The Company accounts for acquisitions using the purchase method. Under this method, the acquiring company allocates the purchase price to the assets acquired based upon their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets acquired is recorded as goodwill.
Investment in equity securities
     The Company has certain investments in equity securities which have readily determinable fair values. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income/(loss) within shareholder’s equity. If a decline in fair value is judged to be other than temporary, the cost basis of the security will be written down to fair value and amount of the write down will be accounted for as a realized loss, included in earnings.
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
2. Recent accounting standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact to the Company’s consolidated financial position, cash flows and results of operations upon adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities as deferred by this FSP.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Revised) (“SFAS 141(R)”). SFAS 141(R) replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. SFAS 141(R) requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. SFAS 141(R) will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, SFAS 141(R) will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the Company beginning January 1, 2009, with earlier adoption prohibited. These standards will change our accounting treatment for business combinations on a prospective basis. These standards will have no impact on the previous acquisitions recorded by the Company in the financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal year 2009.
3. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $2.5 million to its deferred tax asset (“DTA”) and valuation allowance in the first nine months of 2008, resulting in a cumulative balance for both its DTA and valuation allowance of $65.8 million as of September 30, 2008. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the DTA could be realized.

          As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes guidance on the accounting for uncertain tax positions. As of September 30, 2008, the Company had a FIN 48 liability balance of $0.5 million, of which $0.3 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.2 million is interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.1 million.
4. Equity compensation
     Prior to May 2008, the Company had several stock incentive plans that permitted the Company to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans were stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors was authorized to grant up to a maximum of 10,000,000 underlying shares of Class A Common Stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and up to a maximum of 600,000 underlying shares of Class A Common Stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”).
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
     In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company had an agreement with Martha Stewart whereby she periodically returned to the Company shares of Class B Common Stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. As of the first quarter of 2008, all shares of Class B Common Stock due to the Company pursuant to this agreement have been returned. No options remain outstanding under the 1997 Option Plan and no further awards will be made from the 1997 Option Plan.
5. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization which is shown separately within “Operating Costs and Expenses.”
     Certain prior year financial information has been reclassified to conform to fiscal 2008 financial statement presentation.
6. Inventories
     Inventory is comprised of paper stock. The inventory balances at September 30, 2008 and December 31, 2007 were $7.8 million and $4.9 million, respectively.
7. Acquisition of Business
     On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and Foundation in exchange for approximately $45.0 million in cash and $5.0 million in shares of the Company’s Class A Common Stock which equaled 674,854 shares at closing. The shares issued in connection with this acquisition were not covered by the Company’s existing equity plans. The acquisition agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.
     The Company acquired the assets related to Chef Emeril Lagasse to further our diversification strategy and help grow our operating results. Consistent with SFAS No. 141, “Business Combinations,” this acquisition was accounted for under purchase accounting. While the primary assets purchased in the transaction were certain trade names valued at $45.2 million, as well as a television content library valued at $5.2 million, $0.9 million of the value, representing the excess purchase price over the fair market value of the assets acquired, was apportioned to goodwill. To the extent that the certain operating metrics are achieved in 2011 and 2012, the potential additional payment will be allocated to the acquisition and will be recognized as goodwill.
     Of the intangible assets acquired, only the television content library is subject to amortization over a six-year period. For the three and nine month periods ended September 30, 2008, approximately $0.2 and $0.4 million, respectively, was charged to amortization expense and accumulated amortization related to this asset.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands, except per share amounts)	2008	2007	2008	2007

Net revenues	66,512	72,422	214,674	218,904
Net loss	(3,747)	(3,433)	(6,755)	(20,150)
Net loss per share — basic and diluted	$(0.07)	$(0.06)	$(0.13)	$(0.38)
     Pro forma adjustments have been made to reflect amortization using asset values recognized after applying purchase accounting adjustments, to record incremental compensation costs and to record amortization of deferred financing costs and interest expense related to the long-term debt incurred to fund a part of the acquisition. No tax adjustment was necessary due to the benefit of the Company’s net operating loss carryforwards. The pro forma loss per share amounts are based on the pro forma number of shares outstanding as of the end of each period presented which include the shares issued by the Company as a portion of the total consideration for the acquisition.
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
8. Investment in Equity Interest
     In the first quarter of 2008, the Company entered into a series of transactions with WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. In exchange for a cash payment from the Company of $5.0 million, the Company acquired approximately 43% of the equity in WeddingWire and a commercial agreement related to software and content licensing, and media sales. The transaction has been accounted for using the equity method. Accordingly, the Company allocated $0.6 million of the purchase price to intangible assets related to the commercial agreement and the remaining $4.4 million to investment in equity interest. The intangible asset was determined to have a life of three years and is being amortized accordingly. The Company records its proportionate share of the results of WeddingWire one quarter in arrears within the loss in equity interest on the condensed consolidated statement of operations.
9. Loan Payable
     On April 4, 2008, the Company and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”), entered into a loan agreement with Bank of America, N.A. Pursuant to the loan agreement, on April 7,

2008, the Borrower borrowed a $30 million term loan from Bank of America, the material terms of which were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2008. At June 30, 2008, the loan was secured by cash collateral of $28.5 million. In the third quarter of 2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business that were acquired by the Company. Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan.
     Loan repayments commenced June 30, 2008 with quarterly principal installments of $1.5 million. The interest rate on the loan while secured by cash collateral was equal to a floating rate of 1-month LIBOR plus 1.00%. In the third quarter of 2008, the rate increased to a floating rate of 1-month LIBOR plus 2.85% when the cash collateral securing the loan was replaced with assets of the Emeril business that were acquired by the Company. During the third quarter of 2008, in addition to the quarterly payment on September 30, 2008, the Company prepaid $4.5 million in principal representing the amounts due on December 31, 2008, March 31, 2009 and June 30, 2009. In the next 12 months, $1.5 million in principal payment will be due on September 30, 2009.
     The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of September 30, 2008, the Company was compliant with all the financial covenants. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at September 30, 2008
Tangible Net Worth	Greater than $40.0 million
Funded Debt to EBITDA (a)	Less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Greater than 2.5
Quick Ratio	Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the loan agreement.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
     The loan agreement also contains a variety of other customary affirmative and negative covenants that, among other things, limit the Company and its subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms in the ordinary course of business, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit the Company to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing the Company’s stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and the Company would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and the Company would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that the Company can carry over any unspent amount to any subsequent fiscal year (but in no event may the Company make more than $15 million in capital expenditures in any fiscal year); sell one of the Company’s investments (or any asset the Company might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of the Company’s consolidated shareholders’ equity, provided the Company receives at least 75% of the consideration in cash.
10. Industry segments
     The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Merchandising segment also includes the new flowers program with 1-800-Flowers.com which began in the second quarter of 2008. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising and, until the middle of the first quarter of 2008, the operations relating to the direct-to-consumer floral business, Martha Stewart Flowers. The Broadcasting segment consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show airs in syndication seasonally over a 12-month period beginning and ending in the middle of September.
     The accounting policies for the Company’s business segments are discussed in more detail in Note 1 above and in the 2007 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
     Segment information for the quarter ended September 30, 2008 and 2007 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated
2008
Revenues	$34,544	$14,616	$3,032	$14,320	$—	$66,512
Non-cash equity compensation	791	161	22	143	1,451	2,568
Depreciation and amortization	93	23	433	290	703	1,542
Operating income/(loss)	2,088	8,581	(1,509)	2,546	(15,238)	(3,532)

2007
Revenues	$46,215	$10,951	$3,270	$8,820	$—	$69,256
Non-cash equity compensation	1,192	377	85	(407)	1,323	2,570
Depreciation and amortization	298	92	342	248	643	1,623
Operating income/(loss)	6,246	3,578	(2,147)	(850)	(11,738)	(4,911)
     Segment information for the nine months ended September 30, 2008 and 2007 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated
2008
Revenues	$121,602	$43,931	$9,686	$36,236	$—	$211,455
Non-cash equity compensation	2,214	897	173	603	2,662	6,549
Depreciation and amortization	286	73	1,302	700	2,061	4,422
Operating income/(loss)	10,922	23,595	(5,725)	3,575	(38,712)	(6,345)
Total assets	85,268	55,937	10,929	45,011	82,998	280,143

2007
Revenues	$134,311	$34,904	$11,983	$28,208	$—	$209,406
Non-cash equity compensation	3,410	1,090	249	6,640	4,052	15,441
Depreciation and amortization	886	285	847	1,947	1,898	5,863
Operating income/(loss)	12,597	13,805	(6,794)	(7,819)	(37,041)	(25,252)
Total assets	87,607	21,358	6,470	20,000	77,508	212,943
Note: The third quarter of 2008 includes corporate cash and non-cash charges related to severance and other one-time expenses which negatively impacted operating loss by $3.5 million.
11. Related Party Transactions
     The Company previously had a consulting agreement with CAK Entertainment, Inc. (“CAK Entertainment”), an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman had been Chairman of the Board and a Director of the Company since the execution of the agreement.
     In July 2008, the Board of Directors of the Company appointed Mr. Koppelman as Executive Chairman and the principal executive officer of the Company. It also named two co-Chief Executive Officers who report directly to the Executive Chairman. An employment agreement was executed with Mr. Koppelman in September 2008. In accordance with the employment agreement, the consulting agreement with CAK Entertainment was terminated. The balance of cash fees and outstanding equity awards due to CAK Entertainment were paid and became fully vested, which resulted in a cash charge of $1.0 million and a non-cash charge of $0.5 million in the third quarter of 2008.

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
o	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

o	a loss of the services of Ms. Stewart or Mr. Lagasse;

o	a loss of the services of other key personnel;

o	a further softening of or increased competition in the domestic advertising market;

o	a continued or further downturn in the economy, including particularly the housing market and other developments that limit consumers’ discretionary spending;

o	loss or failure of merchandising and licensing programs;

o	failure in acquiring or developing new brands;

o	dependence on a single source of revenue in the Merchandising segment;

o	failure to protect our intellectual property;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	increases in paper costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions;

o	failure to predict, respond to and influence trends in consumer taste; and

o	changes in government regulations affecting the Company’s industries.
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
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Our Company is organized into four business segments: Publishing, Merchandising, Internet and Broadcasting. In the third quarter of 2008, total revenues decreased approximately 4% due primarily to lower advertising revenue in the Publishing segment as well as the absence of revenue from Blueprint, a publication that we discontinued at the end of 2007. These declines were partially offset by revenues from Emeril Lagasse’s brand which contributed to both the Broadcasting and Merchandising segments and from the addition of new Merchandising initiatives in 2008. The third quarter of 2008 included a company-wide reorganization to reduce costs which resulted in cash and non-cash Corporate charges of $3.5 million related to severance and other one-time expenses.
Media Update. In the third quarter, revenues from our media platforms declined largely due to decreased advertising revenues in our Publishing segment as the result of lower pages and the absence of Blueprint. The declines in Publishing were partially offset by Emeril Lagasse’s contributions to our Broadcasting segment and advertising gains in the Internet segment. Based on our current outlook, we expect to experience continued declines in Publishing segment advertising revenues for the fourth quarter.

Publishing
     Advertising revenues declined due to a decrease in pages partially offset by higher rates per page driven in part by a higher circulation rate base and a change in advertiser category mix. Revenues also declined due to the elimination of Blueprint and a shift in timing of special issues. The decline in revenues was partially offset by cost savings from the closure of Blueprint, as well as decreases in circulation, paper and distribution expenses.
Internet
     In the third quarter of 2008, we continued to experience growth from our online audience with page views increasing, on average, over 50% from the prior year period and advertising revenue increasing 35%. For the fourth quarter, while we expect continued year-over-year growth in online advertising revenue, our ability to predict trends is limited.
Broadcasting
     Distribution of the fourth season of The Martha Stewart Show has resulted in a national clearance of approximately 95% to date. In the third quarter, the Broadcasting segment benefited from programming related to a new original series on Planet Green featuring Chef Emeril Lagasse as well as from the Essence of Emeril on the Food Network and the rebroadcast of Emeril Live! on the Fine Living Network.
Merchandising Update. In the third quarter, the Merchandising segment continued to benefit from Emeril Lagasse’s licensing business. In addition, Merchandising segment revenues grew due to stronger sales from new and existing partners. We experienced continued growth from EK Success for our line of broadly-distributed crafts products, including the expansion of our crafts line into Wal-Mart; our program with 1-800-Flowers.com; the agreement with Macy’s for our Martha Stewart Collection products; and the increase in our minimum guarantee from Martha Stewart Everyday at Sears Canada, an agreement which recently expired in the third quarter of 2008. We expect the ongoing initiatives to continue providing positive operating results for the full-year. However, we believe that these initiatives will be more than offset by the decrease in our Kmart minimum guarantees, and we expect total Merchandising revenues and operating income to be lower in 2008 as compared to 2007.
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

Results of Operations
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
PUBLISHING SEGMENT

	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Publishing Segment Revenues
Advertising	$20,419	$26,394	$(5,975)
Circulation	12,977	17,138	(4,161)
Books	878	2,237	(1,359)
Other	270	446	(176)

Total Publishing Segment Revenues	34,544	46,215	(11,671)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	19,391	22,928	3,537
Selling and promotion	11,225	15,015	3,790
General and administrative	1,747	1,728	(19)
Depreciation and amortization	93	298	205

Total Publishing Segment Operating Costs and Expenses	32,456	39,969	7,513

Operating Income	$2,088	$6,246	$(4,158)

     Publishing revenues decreased 25% for the three months ended September 30, 2008 from the prior year period. Advertising revenue decreased $6.0 million due to a decrease in pages for Martha Stewart Living, Everyday Food and Body + Soul, as well as the inclusion in the prior year quarter of revenue from Blueprint, a publication that we discontinued at the end of 2007. The decrease in advertising pages was partially offset by higher advertising rates across all titles. Circulation revenue decreased $4.2 million due to lower subscription rate per copy and higher agency commissions in the 2008 period for Martha Stewart Living and Everyday Food. Circulation revenue was also negatively impacted compared to the prior year contribution of Blueprint and a shift in the timing of our special interest publications. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Everyday Food and Body + Soul. Revenue related to our books business decreased $1.4 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	Third Quarter 2008	Third Quarter 2007

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Two Issues	Two Issues
Body + Soul	Two Issues	Two Issues
Special Interest Publications	No Issues	Three Issues
Blueprint (a)	N/A	Two Issues

(a)	Launched in May 2006 and discontinued in 2007 as a stand-alone publication with no future issues planned.
     Production, distribution and editorial expenses decreased $3.5 million, primarily due to lower volume of pages and savings related to the discontinuation of Blueprint, partially offset by higher rates related to paper and printing. Selling and promotion expenses decreased $3.8 million due to the absence of costs of Blueprint, lower fulfillment rates associated with Everyday Food and Martha Stewart Living and lower compensation costs related to Martha Stewart Weddings. Prior year period selling and promotion expenses also included costs associated with three special interest publications as compared to no special interest publications in the current quarter.

MERCHANDISING SEGMENT

	Three Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Merchandising Segment Revenues
Kmart earned royalty	$3,927	$5,231	$(1,304)
Other	10,689	5,720	4,969

Total Merchandising Segment Revenues	14,616	10,951	3,665

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,766	3,515	749
Selling and promotion	1,214	1,625	411
General and administrative	2,032	2,141	109
Depreciation and amortization	23	92	69

Total Merchandising Segment Operating Costs and Expenses	6,035	7,373	1,338

Operating Income	$8,581	$3,578	$5,003

     Merchandising revenues, other than Kmart royalties, increased 87% for the three months ended September 30, 2008 from the prior year period. Other revenues increased primarily due to contributions from Emeril Lagasse’s brand. The increase in other revenues was also the result of our expanded crafts line with EK Success in Wal-Mart stores as well as our newly-launched flowers program with 1-800-Flowers.com. Revenue from Macy’s for our Martha Stewart Collection products benefited from a full quarter of sales as compared to a partial quarter of sales in the prior year period due to the September 2007 product launch at Macy’s. In addition, revenue from our Martha Stewart Everyday collection at Sears Canada increased due to higher minimum guarantees in the 2008 period. Our contract with Sears Canada expired at the end of August 2008. Actual retail sales of our products at Kmart declined 26% on a comparable store and total store basis.
     Production, distribution and editorial expenses decreased $0.7 million due to lower compensation costs. Selling and promotion expenses decreased $0.4 million due to a decrease in services that we provide to our partners for creative services projects which have included KB Home model merchandising and other related projects. Selling and promotion expenses also decreased due to lower compensation costs, partially offset by an increase in media expenditures made on behalf of our partners, a substantial majority of which are paid by our partners and recorded to revenue. General and administrative costs decreased $0.1 million due to lower legal and professional fees, partially offset by additional expenses related to our Emeril Lagasse brand.

INTERNET SEGMENT

	Three Months Ended September 30,
(in thousands)	2008 (unaudited)	2007 (unaudited)	Variance
Internet Segment Revenues
Advertising	$3,030	$2,237	$793
Product	2	1,033	(1,031)

Total Internet Segment Revenues	3,032	3,270	(238)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	1,910	2,731	821
Selling and promotion	1,487	1,402	(85)
General and administrative	711	942	231
Depreciation and amortization	433	342	(91)

Total Internet Segment Operating Costs and Expenses	4,541	5,417	876

Operating Loss	$(1,509)	$(2,147)	$638

     Internet revenues decreased 7% for the three months ended September 30, 2008 from the prior year period. Advertising revenue increased $0.8 million primarily due to an increase in advertising volume, as well as an increase in rates. Product revenue decreased $1.0 million due to the transition of our flowers program from Martha Stewart Flowers to our new, co-branded agreement with 1-800-Flowers.com which began generating revenue in the second quarter for the Merchandising segment.
     Production, distribution and editorial costs decreased $0.8 million due primarily to the transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses. All costs related to the new flowers program are reported in the Merchandising segment.

BROADCASTING SEGMENT

	Three Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Broadcasting Segment Revenues
Advertising	$5,959	$3,940	$2,019
Radio	1,875	1,875	—
Licensing and other	6,486	3,005	3,481

Total Broadcasting Segment Revenues	14,320	8,820	5,500

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	8,264	5,886	(2,378)
Selling and promotion	1,268	1,758	490
General and administrative	1,952	1,778	(174)
Depreciation and amortization	290	248	(42)

Total Broadcasting Segment Operating Costs and Expenses	11,774	9,670	2,104

Operating Income/(Loss)	$2,546	$(850)	$3,396

     Broadcasting revenues increased 62% for the three months ended September 30, 2008 from the prior year period. Licensing revenue increased $3.5 million primarily due to a new original series on Planet Green featuring Chef Emeril Lagasse as well as from the Essence of Emeril on the Food Network and the rebroadcast of Emeril Live! on the Fine Living Network. In addition, licensing revenues increased from the new marketing agreement with TurboChef, as well as the new series Whatever Martha! These increases were partially offset by the exchange of season 3 license fees for additional advertising inventory related to The Martha Stewart Show. Advertising revenue increased $2.0 million primarily due to the increase in advertising inventory (related to our revised season 3 distribution agreement for The Martha Stewart Show) and higher revenue from integrations partially offset by a decline in household ratings.
     Production, distribution and editorial expenses increased $2.4 million due to 2008 distribution costs which were reported net of licensing revenues in 2007. Production costs were higher in the 2008 period due to timing of expenses related to the new season of The Martha Stewart Show as well as costs related to the new series Whatever Martha! Budgeted production costs for season 4 of The Martha Stewart Show are expected to be flat with season 3 production costs. The prior-year period also included a non-cash benefit associated with the vesting of a portion of a warrant granted in connection with the production of The Martha Stewart Show. Selling and promotion expenses decreased $0.5 million primarily due to lower marketing costs associated with the launch of season 4 of The Martha Stewart Show as compared to the costs of the season 3 launch.

CORPORATE

	Three Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$14,535	$11,095	$(3,440)
Depreciation and amortization	703	643	(60)

Total Corporate Operating Costs and Expenses	15,238	11,738	(3,500)

Operating Loss	$(15,238)	$(11,738)	$(3,500)

     Corporate operating costs and expenses increased 30% for the three months ended September 30, 2008 from the prior year period. General and administrative expenses increased $3.5 million primarily due to cash and non-cash charges related to a company-wide reorganization that resulted in severance and other one-time expenses.
OTHER ITEMS
Interest Income, net. Interest income, net, was zero for the quarter ended September 30, 2008 compared to $0.8 million for the prior year quarter. The decrease was attributable primarily to current period interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse. Interest income decreased due to lower rates.
Other Income. Other income was $0.4 million for the quarter ended September 30, 2008. The current period income is the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.
Loss in equity interest. The loss in equity interest was $0.3 million for the quarter ended September 30, 2008 related to our equity investment in WeddingWire. We record our proportionate share of the results of WeddingWire one quarter in arrears. Therefore, this loss represents our portion of the second quarter 2008 results of WeddingWire.
Income tax expense. Income tax expense was $0.3 million for both the three months ended September 30, 2008 and September 30, 2007.
Net Loss. Net loss was $3.7 million for the quarter ended September 30, 2008, compared to a net loss of $4.4 million for the quarter ended September 30, 2007, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
PUBLISHING SEGMENT

	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Publishing Segment Revenues
Advertising	$71,404	$75,603	$(4,199)
Circulation	46,330	53,560	(7,230)
Books	2,895	3,831	(936)

Other	973	1,317	(344)

Total Publishing Segment Revenues	121,602	134,311	(12,709)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	65,573	67,917	2,344
Selling and promotion	39,802	49,420	9,618
General and administrative	5,019	3,491	(1,528)
Depreciation and amortization	286	886	600

Total Publishing Segment Operating Costs and Expenses	110,680	121,714	11,034

Operating Income	$10,922	$12,597	$(1,675)

     Publishing revenues decreased 9% for the nine months ended September 30, 2008 from the prior year period. Advertising revenue decreased $4.2 million due to the inclusion in the prior year period of revenue from Blueprint, a publication that we discontinued at the end of 2007, as well as a decrease in pages for Martha Stewart Living, Everyday Food and Body + Soul. The decrease in advertising pages was partially offset by higher advertising rates across all titles, as well as an extra issue of Body + Soul and an increase in advertising pages in Martha Stewart Weddings. Circulation revenue decreased $7.2 million due to lower subscription rate per copy and higher agency commissions in the 2008 period for Martha Stewart Living and Everyday Food. Circulation revenue was negatively impacted compared to the prior year contribution of Blueprint and a shift in the timing of our special interest publications. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Everyday Food and Body + Soul, as well as the positive impact of the frequency increase in Body + Soul. Revenue related to our books business decreased $0.9 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	Nine Months ended September 2008	Nine months ended September 2007
Martha Stewart Living	Nine Issues	Nine Issues
Everyday Food	Eight Issues	Eight Issues
Martha Stewart Weddings	Three Issues	Three Issues
Body + Soul	Seven Issues	Six Issues
Special Interest Publications	Four Issues	Five Issues
Blueprint (a)	N/A	Four Issues

(a)	Launched in May 2006 and discontinued in 2007 as a stand-alone publication with no future issues planned.
     Production, distribution and editorial expenses decreased $2.3 million, primarily due to savings related to the discontinuation of Blueprint and lower volume of pages, partially offset by higher print order and higher rates related to physical costs to distribute the magazines. Selling and promotion expenses decreased $9.6 million due to the absence of costs of Blueprint, lower circulation marketing costs and lower fulfillment rates associated with Martha Stewart Living and Everyday Food. Prior year period selling and promotion expenses also included non-recurring employee-related separation charges as well as costs associated with five special interest publications. General and administrative expenses increased $1.5 million primarily due to higher compensation costs.

MERCHANDISING SEGMENT

	Nine Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Merchandising Segment Revenues
Kmart earned royalty	$14,690	$17,977	$(3,287)
Kmart minimum true-up	3,806	2,648	1,158
Other	25,435	14,279	11,156

Total Merchandising Segment Revenues	43,931	34,904	9,027

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	8,527	9,949	1,422
Selling and promotion	5,293	5,232	(61)
General and administrative	6,443	5,633	(810)
Depreciation and amortization	73	285	212

Total Merchandising Segment Operating Costs and Expenses	20,336	21,099	763

Operating Income	$23,595	$13,805	$9,790

     Merchandising revenues, other than Kmart royalties, increased 78% for the nine months ended September 30, 2008 from the prior year period. Other revenues increased primarily due to contributions from Emeril Lagasse’s brand and our new agreement with Macy’s for our Martha Stewart Collection products. The increase in other revenues was also due to our partnership with 1-800-Flowers.com for our newly-launched flowers program and from the expansion of our crafts line with EK Success into Wal-Mart. In addition, revenue from our Martha Stewart Everyday collection at Sears Canada increased due to higher minimum guarantees in the current period. Our contract with Sears Canada expired at the end of August 2008. The increases from these new initiatives were partially offset by the inclusion in the 2007 period of revenues from an endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines, with no comparable revenue in 2008. Actual retail sales of our products at Kmart declined 18% on a comparable store and total store basis. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods, net of amounts subject to recoupment, is listed separately above.
     Production, distribution and editorial expenses decreased $1.4 million due to lower compensation costs. Selling and promotion expenses increased $0.1 million as a result of media expenditures made on behalf of our partners, a substantial majority of which are paid by our partners and recorded to revenue. The increase was fully offset by a decrease in services that we provide to our partners for creative services projects which have included KB Home model merchandising and other related projects. General and administrative costs increased $0.8 million reflecting the additional Merchandising segment expenses of our Emeril Lagasse brand.

INTERNET SEGMENT

	Nine Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Internet Segment Revenues
Advertising	$8,583	$6,483	$2,100
Product	1,103	5,500	(4,397)

Total Internet Segment Revenues	9,686	11,983	(2,297)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	7,200	10,592	3,392
Selling and promotion	4,163	4,408	245
General and administrative	2,746	2,930	184
Depreciation and amortization	1,302	847	(455)

Total Internet Segment Operating Costs and Expenses	15,411	18,777	3,366

Operating Loss	$(5,725)	$(6,794)	$1,069

     Internet revenues decreased 19% for the nine months ended September 30, 2008 from the prior year period. Advertising revenue increased $2.1 million due to an increase in advertising volume and higher rates. Product revenue decreased $4.4 million due to the transition of our flowers program from Martha Stewart Flowers, which generated sales through Valentine’s Day, to our new, co-branded agreement with 1-800-Flowers.com which began generating revenue in the second quarter for the Merchandising segment.
     Production, distribution and editorial costs decreased $3.4 million due primarily to the transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses, as well as due to the prior year use of freelancers and consultants and technology costs related to the 2007 re-design of marthastewart.com. These savings were partially offset by an increase in headcount and related compensation costs. All costs related to the new flowers program are reported in the Merchandising segment. Depreciation and amortization expenses increased $0.5 million due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT

	Nine Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Broadcasting Segment Revenues
Advertising	$19,796	$11,291	$8,505
Radio	5,625	5,625	—
Licensing and other	10,815	11,292	(477)

Total Broadcasting Segment Revenues	36,236	28,208	8,028

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	23,790	25,260	1,470
Selling and promotion	2,701	3,143	442
General and administrative	5,470	5,677	207
Depreciation and amortization	700	1,947	1,247

Total Broadcasting Segment Operating Costs and Expenses	32,661	36,027	3,366

Operating Income/(Loss)	$3,575	$(7,819)	$11,394

     Broadcasting revenues increased 28% for the nine months ended September 30, 2008 from the prior year period. Advertising revenue increased $8.5 million primarily due to the increase in advertising inventory (related to our revised season 3 distribution agreement for The Martha Stewart Show), partially offset by fewer integrations as well as a decline in household ratings. Licensing revenue decreased $0.5 million primarily due to the exchange of season 3 license fees for additional advertising inventory related to The Martha Stewart Show. This decrease was partially offset by a new original series on Planet Green featuring Chef Emeril Lagasse as well as from the Essence of Emeril on the Food Network and the rebroadcast of Emeril Live! on the Fine Living Network. Also offsetting the decline in licensing revenue was a domestic distribution agreement with the Fine Living Network on cable to air The Martha Stewart Show, increased international distribution of The Martha Stewart Show, a new marketing agreement with TurboChef and the new series Whatever Martha!
     Production, distribution and editorial expenses decreased $1.5 million due principally to a 2007 non-cash charge associated with the vesting of a portion of a warrant granted in connection with the production of The Martha Stewart Show, as well as lower production costs for season 3 of The Martha Stewart Show as compared to season 2. These decreases are partially offset by 2008 distribution costs which were reported net of licensing revenues in 2007 as well as costs related to the new series Whatever Martha! Selling and promotion expenses decreased $0.4 million primarily due to lower marketing costs associated with the launch of season 4 of The Martha Stewart Show as compared to the costs of the season 3 launch. Depreciation and amortization decreased $1.2 million as the set for The Martha Stewart Show was fully depreciated as of the second quarter of 2007.

CORPORATE

	Nine Months Ended September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)	Variance
Corporate Operating Costs and Expenses
General and administrative	$36,651	$35,143	$(1,508)
Depreciation and amortization	2,061	1,898	(163)

Total Corporate Operating Costs and Expenses	38,712	37,041	(1,671)

Operating Loss	$(38,712)	$(37,041)	$(1,671)

     Corporate operating costs and expenses increased 5% for the nine months ended September 30, 2008 from the prior year period. General and administrative expenses increased $1.5 million primarily due to cash and non-cash charges of $3.5 million related to a company-wide reorganization that resulted in severance and other one-time expenses. General and administrative expenses also increased due to $1.4 million in costs associated with a new intangible asset agreement partially offset by savings of $3.4 million from lower non-cash compensation, lower headcount and lower incentive cash compensation.
OTHER ITEMS
Interest Income, net. Interest income, net, was $0.5 million for the nine months ended September 30, 2008 compared to $2.3 million for the prior year period. The decrease was attributable primarily to current period interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse. Interest income decreased due to lower rates.
Other (Expense) / Income. Other expense was $0.8 million for the nine months ended September 30, 2008 compared to other income of $0.4 million for the period ended September 30, 2007. The current period expense is result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The prior period income is related to the final legal settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation.
Loss in equity interest. The loss in equity interest was $0.5 million for the nine months ended September 30, 2008 related to our equity investment in WeddingWire. We record our proportionate share of the results of WeddingWire one quarter in arrears. Therefore, this loss represents our portion of prorated first-half of 2008 results of WeddingWire.
Income tax expense. Income tax expense for the nine months ended September 30, 2008 was $0.6 million, compared to a $0.5 million expense in the prior year period.
Net Loss. Net loss was $7.7 million for the nine months ended September 30, 2008 compared to a net loss of $23.0 million for the nine months ended September 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     During the first nine months of 2008, our overall cash and cash equivalents increased $42.4 million from December 31, 2007. The increase was due to the satisfaction of our 2007 year-end receivable due from Kmart in the amount of $47.6 million as well as $26 million from the sales of short-term investments and $22.5 million representing the net proceeds of our term loan with Bank of America. These increases to cash were partially offset by the $46.3 million cash payment related to the Emeril Lagasse acquisition as well as the payment of 2007 bonuses and our investments in WeddingWire. Cash, cash equivalents and short-term investments were $72.9 million and $57.3 million at September 30, 2008 and December 31, 2007, respectively.
     The acquisition agreement for the Emeril Lagasse transaction also included a payment of $5.0 million in shares of our Class A Common Stock as well as a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at our election, in shares of our Class A Common Stock. We borrowed $30.0 million from Bank of America to partially offset the cash payment related to the acquisition. We believe, as described further below, that our available cash balances together with continued positive cash flow from operations, will be sufficient to meet our recurring cash needs for working capital and capital expenditures for the remainder of 2008 including our debt service obligations.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $47.4 million and $18.1 million for the nine months ended September 30, 2008 and 2007, respectively. In 2008, cash flow from operations was primarily due to the changes in operating assets and liabilities of $28.4 million, the majority of which was the result of the satisfaction of the 2007 year-end receivable due from Kmart. Other cash generated from our normal course of business was partially offset by the payment of 2007 bonuses.
     During the second quarter of 2008, we entered into a marketing and promotional agreement with TurboChef Technologies, Inc. (“TurboChef”). In lieu of cash consideration, TurboChef is expected to provide compensation in the form of shares of TurboChef stock and a warrant to purchase shares of TurboChef stock for an aggregate value of $10 million over a three-year term. As of the 2008 third quarter end, TurboChef issued to us 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock. The value of these equity instruments on the date of issuance was approximately $5 million and deferred accordingly. Total revenue of $10 million will be recognized evenly over the three-year term and is an adjustment to the cash flows from operations. Any changes to the market value of the TurboChef stock require an adjustment to both our shares held as well as our warrant to purchase shares. Any temporary adjustment to our shares held affects the investment balance and flows through other comprehensive income on the balance sheet. Any adjustment to our warrant affects the investment balance and flows through other income/(expense) on our statement of operations. Therefore, any change to the warrant valuation is an adjustment to the cash flows from operations.
Cash Flows from Investing Activities
     Cash flows used in investing activities were $25.2 million and $19.4 million for the nine months ended September 30, 2008 and 2007, respectively. In 2008, cash flow used in investing activities was primarily due to the cash paid in connection with the acquisition of certain assets of Emeril Lagasse. We also invested $5.0 million of cash in WeddingWire of which $4.4 million was used in investing activities and $0.6 million was used in operating activities. These cash payments were partially offset by sales of short-term investments of $26.3 million in advance of the Emeril Lagasse acquisition.
Cash Flows from Financing Activities
     Cash flows provided by / (used in) financing activities were $20.2 million and $(2.7) million for the nine months ended September 30, 2008 and 2007, respectively. In 2008, in connection with the acquisition of certain assets of Emeril Lagasse, we entered into an agreement with Bank of America for a $30.0 million term loan with principal installments of $1.5 million to be paid quarterly. Cash provided by financing activities related to the loan was partially offset by the accelerated repayment of the term loan in the third quarter of 2008. Cash flows used in financing activities during 2008 were also due to the remittance of payroll related tax obligations associated with the vesting of certain restricted stock grants.
Debt
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of September 30, 2008. We had no outstanding borrowings under this facility as of September 30, 2008 and had letters of credit of $2.7 million.
     We entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the third quarter of 2008, in addition to our quarterly payment on September 30, 2008, we prepaid $4.5 million in principal representing the amounts due on December 31, 2008, March 31, 2009 and June 30, 2009. In the next 12 months, $1.5 million in principal payment will be due on September 30, 2009. The interest rate on the loan is a floating rate of 1-month LIBOR plus 2.85%. We expect to pay the principal installments and interest expense with cash from operations.
     The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of September 30, 2008, we were compliant with all the financial covenants. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at September 30, 2008
Tangible Net Worth	Greater than $40.0 million
Funded Debt to EBITDA (a)	Less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Greater than 2.5
Quick Ratio	Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the loan agreement.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
     The loan agreement also contains a variety of other customary affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms in the ordinary course of business, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit us to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing our stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and we would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and we would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that we can carry over any unspent amount to any subsequent fiscal year (but in no event may we make more than $15 million in capital expenditures in any fiscal year); sell one of our investments (or any asset we might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of our consolidated shareholders’ equity, provided we receive at least 75% of the consideration in cash.
Seasonality and Quarterly Fluctuations
     Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines. In addition, we recognize the revenue resulting from the difference, if any, between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined. In our Internet segment, revenue from Martha Stewart Flowers has been tied to key holidays during the year (although this program was replaced in the first quarter of 2008 by our new program with 1-800-Flowers.com, which launched in the second quarter of 2008 and will be reported in our Merchandising segment), while advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain aspects of our business related to Emeril Lagasse also fluctuate based on production schedules since this revenue is generally recognized when services are performed.
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
     The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting and c) how the arrangement consideration should be allocated among the separate units of accounting. We have applied the guidance included in EITF 00-21 in establishing revenue recognition policies for our arrangements with multiple deliverables. For agreements with multiple deliverables, if we are unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then we account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue is recognized as the earnings process is completed.
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
     Licensing based revenue, most of which is in our Merchandising segment, is accrued on a monthly basis based on the specific terms of each contract. Generally, revenue is recognized based on actual sales while other contracts contain minimum guarantees that are earned evenly over the fiscal year. Revenue related to our agreement with Kmart is recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize the true-up, if any, between the minimum royalty amount and royalties paid on actual sales, when such amounts are determinable. Payments are generally made by our partners on a quarterly basis.
     Internet advertising revenue is generally based on the sales of advertisements which are recorded in the period in which the advertisements are served.
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
Interest Rate Risk
     We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $22.5 million on the term loan at September 30, 2008 at an average rate of 4.76% for the quarter. A one percent increase in the interest rate would have increased interest expense by $0.1 million for both the three and nine months ended September 30, 2008.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of September 30, 2008, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as of September 30, 2008. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percent decrease in average interest rates would have decreased interest income by $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively.
Investment Risk
     We are exposed to market rate risk due to changes in fair value of the publicly-traded securities of TurboChef that underlie our warrant with TurboChef to purchase 454,000 shares. The value of this warrant was originally determined to be $2.0 million. Through September 30, 2008, we recognized an expense of $0.8 million related to the decrease in fair value of the TurboChef stock, subject to the warrant. Our maximum exposure is an additional loss of approximately $1.2 million. However, there is no corresponding limit to the income that may be recognized due to an increase in fair value of the underlying shares.
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
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the third quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     A wide range of factors could materially affect our performance. Like other companies, we are susceptible to macroeconomic downturns that may affect the general economic climate and our performance, the performance of those with whom we do business, and the appetite of consumers for products and publications. Similarly, the price of our stock is subject to volatility due to fluctuations in general market conditions, differences in results of operations from estimates and projections, and other factors beyond our control. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:
     Our success depends in part on the popularity of our brands and the reputation and popularity of our founder, Martha Stewart, and Emeril Lagasse. Any adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse, or the loss of either of their services, could adversely affect our revenues, results of operations, balance sheet and our ability to maintain or generate a consumer base.
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
     Our Merchandising business and licensing programs may continue to suffer from downturns in the health and stability of the general economy or housing market.
     Reduction in the availability of credit, a continued downturn in the housing market, and other negative economic developments, including increased unemployment and negative performance in the stock market in general, have occurred and could become more pronounced in the future. Each of these developments has and could further limit consumers’ discretionary spending or further affect their confidence. These and other adverse consumer trends have lead to reduced spending on general merchandise, homes and home improvement projects, categories in which we license our brands. Downturns in consumer spending adversely impact consumer sales generally, resulting in weaker revenues from our licensed products. The trends may continue or worsen, which would materially adversely impact our business, financial condition and prospects.
     Our businesses are largely dependent on revenues from advertising in our publications, online operations and broadcasts. The market for advertising has been adversely affected by the economy. Our failure to attract or retain advertisers would have a material adverse effect on our business.
     We depend on advertising revenue in our Publishing, Internet and Broadcasting businesses which represents approximately half of our total revenues. We cannot control how much or where companies choose to advertise. We have seen a downturn in advertising dollars generally in the marketplace, and more competition for the reduced dollars, which has hurt our publications. We cannot assure how or whether this trend might correct. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our publications, website or broadcasts, our revenues and business will be materially adversely affected.
     We face significant competition for advertising and circulation.
     We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the markets we serve. As advertising dollars have diminished, the competition for advertising dollars has intensified. Competition for advertising revenue in publications is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition.
     We could incur non-cash charges due to the impairment of goodwill and intangible assets.
     We test our goodwill and intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. If the fair value of a reporting unit or an intangible asset declines, a potentially material non-cash impairment charge could be incurred.
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
     The process of consolidating and integrating acquired operations and assets takes a significant period of time, places a significant strain on resources and could prove to be more expensive and time consuming than we predicted. We may increase expenditures to accelerate the integration process with the goal of achieving longer-term cost savings and improved profitability. We also may be required to manage multiple relationships with third parties as we expand our product offerings and brand portfolio. These developments may increase expenses as we hire additional personnel to manage our growth. These investments require significant time commitments from our senior management and place a strain on their ability to manage our existing businesses.

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
     For the contract years ending January 31, 2009 and January 31, 2010 (the final two years of the contract), the minimum guarantees from Kmart are substantially lower than the $65.0 million minimum guarantee we received for the year ended January 31, 2008 (we anticipate they will be $20.0 million and $15.0 million, respectively). We expect that the revenue we receive from Kmart will decline significantly because our actual earned royalties have not exceeded the applicable minimums in prior years. If in future periods we are unable to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract, our operating results and business may be materially adversely affected.
     We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
     Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years and have acquired new agreements through our acquisition of the Emeril Lagasse assets. Some of these agreements are exclusive and have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. Furthermore, we cannot be certain that our licensees are not adversely impacted by general economic or market conditions, including decreased consumer spending and reduced availability of credit. There is also a risk that our extension into new business areas will meet with disapproval from consumers. We have limited experience in merchandising in some of these business areas. We cannot guarantee that these programs will be fully implemented, or if implemented, that they will be successful. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusive nature and multi-year terms of these agreements. Disputes with new or existing licensees may arise which could hinder our ability to grow or expand our product lines. Such disputes also could prevent or delay our ability to collect the licensing revenue that we expect in connection with such products. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and prospects, could be materially adversely affected.
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
     Our television production business is subject to a number of uncertainties. Our business and financial condition could be materially adversely affected by:
     Failure of our television programming to maintain a sufficient audience
     Television production is a speculative business because revenues derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information. The Martha Stewart Show television program has experienced a decline in ratings that reflects both the general decline in daytime broadcast television viewers discussed in the paragraph below, as well as the decision by some major market stations to shift the airing of the show. These developments have negatively impacted our television advertising revenues. If ratings for the show were to further decline, it would adversely affect the advertising revenues we derive from television and may result in the television program being broadcast on fewer stations. A ratings decline further than we anticipate could also make it economically inefficient to continue production of the program in the daily one-hour format or otherwise. If production of the television program were to cease, it would result in the loss of a significant marketing platform for us and our products, as well as a writedown of our capitalized programming costs. The amount of any writedown would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.
     The television shows featuring Emeril Lagasse are not produced by us. Nonetheless, Emeril’s failure to maintain or build popularity would result in the loss of a significant marketing platform for us and our products, as well as the loss of anticipated revenue and profits from his television shows.
     Adverse trends in the television business generally
     Television revenues may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in daytime broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. Any or all of these factors may quickly change, and these changes cannot be predicted with certainty. There has been a reduction in advertising dollars generally available in the industry and more competition for the reduced dollars. While we currently benefit from our ability to sell advertising on our television programs, if adverse changes occur, we cannot assure you that we will continue to be able to sell this advertising or that our advertising rates can be maintained. Accordingly, if any of these adverse changes were to occur, the revenues we generate from television programming could decline.
     We have placed emphasis on building an advertising-revenue-based website, dependent on high levels of consumer traffic and resulting page views. Failure to fulfill these undertakings would adversely affect our brand and business prospects.
     Our growth depends to a significant degree upon the development of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an advertising-revenue-based website. In response to initial results from the relaunch of the marthastewart.com site in the second quarter of 2007, which were below expectations, we made changes to the site. We cannot assure you that those changes will enable us to sustain growth for our site in the long term. In addition, the competition for advertising dollars has intensified as the availability of advertising dollars has diminished. In order for our Internet business to succeed, we must, among other things:
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
     We cannot assure you that we will be successful in achieving these and other necessary objectives or that our Internet business will be profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects could be materially adversely affected.
     If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.
     Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming, content and products, which strongly appeal to a large number of consumers. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts, programming, content and products. The strength of our brands and our business units depends in part on our ability to influence tastes through broadcasting, publishing, merchandising and the Internet. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers. In addition, we cannot be sure that our existing ideas and content will continue to appeal to the public.
     New product launches may reduce our earnings or generate losses.
     Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new products or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products and services are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches. For example, we had a cumulative loss of $15.4 million in connection with Blueprint, which we have ceased to publish as a stand-alone title. Other businesses and brands that we may develop also may prove not to be successful.
     Our principal Publishing vendors are consolidating and this may adversely affect our business and operations.
     We rely on certain principal vendors in our Publishing business, and their ability or willingness to sell goods and services to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these goods and services to us on such terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries in recent years has experienced consolidation among its principal participants. Further consolidation may result in all or any of the following, which could adversely affect our results of operations:
•	decreased competition, which may lead to increased prices;

•	interruptions and delays in services provided by such vendors; and

•	greater dependence on certain vendors.
     We may be adversely affected by fluctuations in paper costs.
     In our Publishing business, our principal raw material is paper. Paper prices have fluctuated over the past several years. We generally purchase paper from major paper suppliers who adjust the price periodically. We have not entered, and do not currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices could adversely affect our future results of operations.
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
     Our continued success depends to a large degree upon our ability to attract and retain key management executives, as well as upon a number of key members of our creative staff. The loss of some of our senior executives or key members of our creative staff, or an inability to attract or retain other key individuals, could materially adversely affect us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended September 30, 2008:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
Quarter ended September 30, 2008:
July 1-31, 2008(1)	25,867	$6.66	Not applicable	Not applicable
August 1-31, 2008(1)	33,684	$8.27	Not applicable	Not applicable
September 1-30, 2008(1)	685	$8.36	Not applicable	Not applicable
Total for quarter ended September 30, 2008	60,236	$7.44	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
     (a) Exhibits

Exhibit
Number	Exhibit Title
10.1	Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. *

10.2	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman.

10.3	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.

10.4	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino.

10.5	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.6	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.7	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.

10.8	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.

10.9	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino.

10.10	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino.

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 10, 2008

Name: Title:	/s/ Howard Hochhauser Howard Hochhauser Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.1	Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. *

10.2	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman.

10.3	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.

10.4	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino.

10.5	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.6	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.7	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.

10.8	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard.

10.9	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino.

10.10	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino.

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.