Form 10-K
period 2008-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2009-03-16
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 30, 2008, was $184,832,242.*

*Excludes 2,888,163 shares of our Class A Common Stock, and 26,690,125 shares of our Class B Common Stock, held by directors, officers and our founder, as of June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.

Number of Shares Outstanding As of March 10, 2009
28,148,482 shares of Class A Common Stock
26,690,125 shares of Class B Common Stock

Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for
Its 2009 Annual Meeting of Stockholders are Incorporated
by Reference into Part III of This Report.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

FORWARD-LOOKING STATEMENTS

All statements in this Annual Report on Form 10-K, except to the extent describing historical facts, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as other factors. Forward-looking statements herein speak only as of the date of filing of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

PART I

Item 1.  Business.

OVERVIEW

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Internet and Broadcasting representing our media segments that are complemented by our Merchandising segment, a combination that enables us to cross-promote our content and products.

Our growth strategy is three-pronged:

•	Increase advertising on our media platforms, including publishing, broadcasting and online, through cross-platform, omnimedia initiatives;
•	Leverage our brands through merchandising relationships; and
•	Create, launch and/or acquire new brands

The media and merchandise we create generally encompasses eight core areas:

•	Cooking and Entertaining (recipes, techniques, and indoor and outdoor entertaining)
•	Holidays (celebrating special days and special occasions)
•	Crafts (how-to projects)
•	Home (decorating, collecting and renovating)
•	Whole Living (healthy living and sustainable practices)
•	Weddings (all aspects of planning, celebrating and commemorating a wedding)
•	Organizing (homekeeping, petkeeping, clotheskeeping, restoring and other types of domestic maintenance)
•	Gardening (planting, landscape design and outdoor living)

As of March 5, 2009, we had approximately 645 employees. Our revenues from foreign sources were $13.4 million, $12.3 million and $15.6 million in 2008, 2007 and 2006, respectively. Substantially all of our assets are located within the United States.

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

PUBLISHING

In 2008, our Publishing segment accounted for 58% of our total revenues, consisting of operations related to magazine and book publishing. Revenues from magazine advertising and circulation represented approximately 58% and 38%, respectively, of the segment’s revenues in 2008.

Magazines

Martha Stewart Living. Our flagship magazine, Martha Stewart Living, is the foundation of our publishing business. Launched in 1991 as a quarterly publication with a circulation of 250,000, we currently publish Martha Stewart Living on a monthly basis with a rate base of 2.025 million, effective with the January 2009 issue. The magazine appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living offers lifestyle ideas and original how-to information in a highly visual, upscale editorial environment. The magazine has won numerous prestigious industry awards and generates a substantial majority of our magazine revenues, primarily from advertising.

Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994, originally as an annual publication. In 1997, it went to semi-annual publication and became a quarterly in 1999. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands.

Everyday Food. We launched Everyday Food in September 2003 after publishing four test issues. This digest-sized magazine featuring quick, easy recipes was created for the supermarket shopper and the everyday cook. Everyday Food targets women ages 25 to 49, and is intended to broaden our consumer audience while developing a new brand and diversifying our revenue.

Body + Soul. In August 2004, we acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter (“Body & Soul Group”), which are publications featuring “natural living” content. The magazine generates both advertising and circulation revenue, while the newsletter generates substantially all of its revenue from subscriptions. Body & Soul Group also sells a limited line of merchandise related to “natural living,” which we record as publishing revenue attributed to Body + Soul. In 2008, we increased the frequency of Body + Soul to 10 issues from 8 issues in 2007.

Blueprint: Design Your Life. In 2006, we began testing a new magazine called Blueprint: Design Your Life. Geared to women ages 25-39, Blueprint targeted a different demographic than our core consumer, while maintaining our distinctive “how-to” approach, covering home, fashion, and beauty. After two test issues in 2006 and six in 2007, we decided to discontinue publishing the title after the January/February 2008 issue.

Magazine Summary

Certain information related to our subscription magazines is as follows:

	2007	2007 Rate	2008	2008 Rate	2009 Rate
Title	Frequency	Base *	Frequency	Base *	Base *
Martha Stewart Living	12	1,950,000	12	2,000,000	2,025,000
Martha Stewart Weddings	5 **	N/A ***	5 **	N/A ***	N/A ***
Everyday Food	10	875,000	10	900,000	1,000,000
Body + Soul	8	450,000	10	550,000	600,000

*	Rate base increases are effective with the January issues which typically are on sale in December of the prior fiscal year.
**	Includes one special issue of Martha Stewart Weddings
***	Does not have a stated rate base.

Special Interest Publications. In addition to our periodic magazines, we occasionally publish special interest magazine editions. We began with one in 1998 and published eight in 2008. Our special interest publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are generally sponsored by multiple advertisers and are sold at newsstands. In 2008, we published Good Things for Kids, Outdoor Living, Good Things for the Healthy Home, Handmade Holiday Crafts, Holiday Entertaining and three Body + Soul specials.

Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R. R. Donnelly and currently purchase paper through an agreement with Time Inc. While paper used in our magazines is widely available, volatility in the paper market resulted in decreased paper manufacturing capacity during 2008 and early 2009. During the first quarter of 2009, we realized the first decreases in paper prices in 18 months because of decreasing market demand. We expect paper market pricing to stabilize in 2009 after two years of steady increases. We also expect to see a mid-year 2009 increase in postage expense. Increased fuel costs in 2008 impacted our costs for magazine distribution and ink. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is handled by Time Warner Retail Sales and Marketing (“TWRSM”), an affiliate of Time Inc., under an agreement that expires with the December 2010 issue of Martha Stewart Living. In early 2009, two of the four major logistics providers (“wholesalers”) used for newsstand distribution announced price increases. TWRSM ceased distribution with one of these wholesalers and was subsequently able to reach an agreement with the other to retain its current pricing structure. Although we expect pricing for newsstand distribution to be stable in 2009, there remains some risk that the other wholesalers may seek price increases. Subscription fulfillment services for our magazines are provided by Time Customer Service, another affiliate of Time Inc., under an agreement that expires in June 2014.

Books

In the second quarter of 2007, we announced a multi-year agreement with Clarkson Potter/Publishers to publish 10 Martha Stewart branded books. Amendments signed in December 2007, August 2008 and January 2009 ultimately increased the number of books to be delivered to 15. In 2008, two of the books published under this agreement —  Martha Stewart’s Cookies and Martha Stewart’s Cooking School — were each on The New York Times bestseller list for several weeks. Through our efforts in the books business, we now have a library of over 60 books.

In August 2008, we announced a multi-year agreement with HarperStudio to publish 10 Emeril Lagasse branded books. We expect the first book, Emeril at the Grill, to be available in bookstores in the first half of 2009. Additionally, we hold the rights to Emeril’s book backlist which is published by HarperCollins Publishers.

Competition

Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines and websites. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily in the wedding service magazine category and websites. Body + Soul competes for readers and advertising dollars primarily with women’s lifestyle, health, fitness, and natural living magazines and websites. Our special interest publications can compete with a variety of magazines depending on the focus of the particular issue. Please also look to our risk factors in Item 1A for further information on competitive pressures we face in our Publishing segment.

Seasonality

Our Publishing segment can experience fluctuations in quarterly performance due principally to publication schedule variations from year to year, timing of direct mail expenses, delivery schedule of our long-term book contracts, and other seasonal factors. Not all of our magazines are published on a regularly scheduled basis throughout the year. For example, Martha Stewart Weddings was published five times in 2008: three issues in the second quarter and two issues in the fourth quarter. Additionally, the publication schedule for our special interest publications can vary and lead to quarterly fluctuations in the Publishing segment’s results.

MERCHANDISING

Our Merchandising segment contributed 20% of our total revenues in 2008. The segment consists of operations relating to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various proprietary trademarks, in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and promotional materials. Our retail partners source the products through a manufacturer base and are mostly responsible for the promotion of the product. Our licensing partners source and/or produce the branded products together with other lines they make or sell. Our licensing agreements require us to maintain no inventory and incur no meaningful expenses other than employee compensation.

Select Licensed Retail Partnerships

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

In the United States we have an exclusive license agreement with Kmart Corporation in the mass-market channel. In 2008, Kmart represented approximately 43% of total revenues in our Merchandising segment and approximately 10% of total Company revenues. Kmart’s contribution to both total Merchandising revenue and total Company revenues decreased materially from 2007 to 2008 mostly as the result of a decrease in the annual minimum royalties due from Kmart and the continued diversification of our business. (See “Management’s Discussion and Analysis — Executive Summary” for details regarding our contract with Kmart). In Canada, we had an exclusive license agreement with Sears Canada for Martha Stewart Everyday from September 2003 to August 2008.

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

Martha Stewart Flowers with 1-800-Flowers

In 2007, we announced our partnership with 1-800-Flowers.com to create an exclusive, new, co-branded floral, plant and gift-basket program. This licensing agreement provides an opportunity to participate in the same-day delivery of the flowers market. The co-branded floral and plant program launched in April 2008 and the co-branded gift baskets program launched in October 2008.

Martha Stewart at Costco

In December 2007, we introduced co-branded food with Costco’s private label brand, Kirkland Signature as part of a two-year relationship with Costco, which is currently winding down. We plan to expand our food brand through manufacturing relationships in the future.

Digital Photography Products

The financial results from the sales of digital photography products were reported in the Internet segment through December 31, 2007. In 2008, the digital photography product business was managed by and reported in the Merchandising segment as a licensed retail partnership.

Select Licensed Martha Stewart Manufacturing Partnerships

Martha Stewart Crafts

In May 2007, we launched Martha Stewart Crafts products at over 900 Michael’s stores, and in August 2007, pursuant to our licensing relationship with EK Success, LTD (“EK Success”) and GTCR Golder Rauner, LLC, began distributing product to certain independent craft stores across the United States. In August 2007, we invested $10.2 million, including acquisition costs, in United Craft MS Brands, LLC (“United Craft”), an entity primarily funded by GTCR Golder Rauner that acquired Wilton Products, Inc. which owns Wilton Industries, Inc., Dimensions Holding, LLC and EK Success. The investment gives us a 3.8% ownership interest in United Craft. We also have a subordinated equity interest of 7.25% in United Craft, the market value of which is contingent on reaching specific performance hurdles. In addition to our existing licensing relationship with EK Success, we also entered into a new licensing agreement with Wilton Industries. Through this arrangement, we will broaden our footprint in the crafts market by introducing licensed products in the following categories: food crafts; party favors; and weddings.

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

KB Home /Martha Stewart Homes

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

Select Licensed Emeril Lagasse Manufacturing Partnerships

We acquired certain licensing agreements in connection with our April 2008 acquisition of specific Emeril Lagasse assets. These licensing agreements are primarily associated with partnerships with various food and kitchen preparation manufacturers that produce products under the Emeril Lagasse brand.

Emerilware by All-Clad

Launched in August 2000, Emerilware by All-Clad consists of lines of high quality, gourmet cookware and barbeque tools available at department stores and specialty retail outlets across the United States as well as through the Home Shopping Network.

Emerilware by T-Fal

Launched in November 2006, Emerilware by T-FAL is a line of small kitchen appliances available at department stores and specialty retail outlets across the United States, as well as through the Home Shopping Network.

Emeril’s Original with B&G Foods

In September 2000, Emeril Lagasse introduced with B&G Foods, Emeril’s Original, a signature line of seasonings, salad dressings, basting sauces and marinades, mustards, salsas, pasta sauces, pepper sauces, spice rubs, cooking sprays and stocks is available at supermarkets and specialty markets across the United States, as well as through the Home Shopping Network.

Competition

The retail business is highly competitive and the principal competition for all of our merchandising lines consists of competitors in the mass-market and department stores in which our Merchandising segment products are sold, including Wal-Mart, Target, Kohl’s, JCPenney, Bed Bath & Beyond, Home Depot, BJ’s and Sam’s Club as well as other products in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price. We also compete with the Internet businesses of these stores and other websites that sell similar retail goods. Competition in our flower business includes other online sellers as well as traditional floral retailers. Please also look to our risk factors in Item 1A for further information on competitive pressures we face in our Merchandising segment.

Seasonality

Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of many product lines. In addition, we historically recognize a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.

INTERNET

In 2008, revenues from the Internet segment accounted for 5% of our total revenues. Our Internet segment was historically comprised of three businesses: online advertising sales at marthastewart.com, product sales of Martha Stewart Flowers, and digital photography product sales. In 2008, the sale of flowers and digital photography products transitioned to our Merchandising segment for management and reporting purposes. Flowers revenue accounted for 7% and 35% of segment revenues in 2008 and 2007, respectively. Revenue from digital photography products accounted for 4% of segment revenues in 2007 and was fully transitioned to the Merchandising segment in 2008.

In August 2004, we chose to discontinue Martha By Mail and its online product offerings, which historically had been included in the Internet segment. The last catalog was mailed in the fourth quarter of 2004, with all remaining inventory disposed of in early 2005.

marthastewart.com

The marthastewart.com website offers recipes and how-to content, integrated across the Martha Stewart brands in the following categories: food, entertaining, holidays, home and garden, crafts, weddings, pets and whole living. In 2007, we relaunched the site with a new, more user-friendly platform. The site relaunch and subsequent releases included the development of advanced search, community tools, and the creation of photo galleries and Martha Stewart’s blog. Advertising is the primary source of revenue for our site.

Martha Stewart Flowers

Originally launched in 1999 as marthasflowers.com, the website marthastewartflowers.com continued to operate under the business model of providing fresh floral products shipped directly from farms to consumers. This business model enabled customers to ship floral gifts overnight, delivering Martha Stewart-inspired designs with superior freshness. In 2007, we chose to partner with 1-800-Flowers to create an exclusive co-branded floral, plant and gift-basket program beginning in 2008. This new, higher-margin licensing agreement provides an opportunity to participate in the same-day delivery of the fresh flowers market. Martha Stewart Flowers, under this agreement, is managed by and reported in the Merchandising segment as of the second quarter of 2008 as a licensed retail partnership.

WeddingWire

In the first quarter of 2008, we entered into a series of transactions with WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. In exchange for a cash payment from the Company of $5.0 million, we acquired approximately 43% of the equity in WeddingWire. We also entered into a commercial agreement related to software and content licensing, and media sales. The addition of WeddingWire’s planning tool set to our site expands our wedding’s franchise and further builds our interactive community by adapting WeddingWire’s technology for other digital content areas.

pingg

In the fourth quarter of 2008, we entered into an agreement with pingg, an online invitation and event management site. In exchange for a cash payment of $2.2 million, we acquired approximately 21% of the equity in pingg. We also entered into a commercial agreement related to software, design licensing and media sales. Some of the most popular searches on marthastewart.com relate to entertaining, including baby and bridal showers, birthday parties and graduation parties. Visitors to the pingg site can conveniently create online invitations for their events by incorporating the beautiful imagery and photography for which the Martha Stewart brand is known.

Competition

The online advertising sales business is highly competitive. Our website, marthastewart.com, competes with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for advertising rates is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site. Please also look to our risk factors in Item 1A for further information on competitive pressures we face in our Internet segment.

Seasonality

Revenues from our Internet segment can vary significantly from quarter to quarter. Advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year due to higher consumer demand in our holiday content areas, and corresponding higher advertiser demand to reach our audience demographic with their marketing messages.

BROADCASTING

Our Broadcasting business segment accounted for 17% of our total revenues in 2008. The segment consists of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats, revenue derived from the provision of talent services, and the operations of our satellite radio channel. We generally own the copyrights in the programs we produce for television and radio distribution.

In September 2005, we launched The Martha Stewart Show — a syndicated daily lifestyle series hosted by Martha Stewart — which generates the majority of the Broadcasting segment’s revenue. Filmed in front of a studio audience, the show consists of several segments, each featuring inspiring ideas and new projects from one or several of our core content areas. NBC Universal Domestic Television Distribution distributes the program domestically. In 2008, we announced that a fifth season of The Martha Stewart Show is expected to begin in September 2009. Because seasons run twelve months beginning and ending in the middle of September, the 2008 results include a large portion of season 3 and the first 16 weeks of season 4, which is currently airing in syndication. The Broadcasting segment previously produced the Living show, which ceased airing in September 2004. Revenues for The Martha Stewart Show currently are mostly comprised of advertising, licensing and product placement.

In 2007, we announced several agreements with Scripps-owned networks including the primetime rebroadcast of The Martha Stewart Show on the Fine Living channel on a one-day delay from the initial syndicated broadcast. We also have a series, Martha Stewart Crafts, currently airing daily on the DIY channel, which is a “best of” compilation from the former Living show, featuring how-to crafting segments.

We began to offer, in October 2007, access to segments from our library of programming through an advertising-supported, free video-on-demand service. Martha Stewart On Demand is currently available to Comcast and Cox digital cable customers. We provide a total of 7.5 hours of content which is updated monthly with 50% refreshed content.

In 2008, the “Whatever Girls,” a popular duo on the Martha Stewart Living Radio channel on SIRIUS Satellite Radio, debuted a new show called Whatever Martha! The program airs on the Fine Living cable channel and includes original commentary on classic clips of Living.

Everyday Food, a half-hour original series inspired by the magazine of the same name, airs weekly on PBS stations nationwide. Unlike revenues for The Martha Stewart Show, revenues for the Everyday Food series are provided by underwriters. In 2008, we added a spin-off companion show, Everyday Baking from Everyday Food, which also aired weekly on PBS stations and is currently still airing as repeats in 2009.

During 2008 we entered into an agreement with Discovery Talent Services LLC pursuant to which Emeril Lagasse provides talent services for the television series Emeril Green airing daily on Discovery’s Planet Green network. Additionally, we acquired certain television agreements in connection with our April 2008 acquisition of specific Emeril Lagasse assets and entered into additional agreements related thereto. Pursuant to these agreements, we receive talent fees for Emeril Lagasse’s services provided for the Television Food Network (“TVFN”) series Essence of Emeril and license fees for the exploitation of the series Emeril Live, as well as fees for ongoing consulting services to TVFN.

In November 2005, we launched the Martha Stewart Living Radio channel on SIRIUS Satellite Radio. Our channel provides programming 24 hours a day, seven days a week. Under the terms of the four-year agreement, we receive a fixed revenue stream earned evenly over the life of the contract, with the potential for additional amounts based on certain subscriber and advertising based targets.

Competition

Broadcasting is a highly competitive business. Our television programs compete directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming on other television stations and all other competing forms of media. Overall competitive factors in this segment include programming content, quality and distribution as well as the demographic appeal of the programming. As in our other media, competition for television and radio advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff. While the revenue from our radio business is contractually guaranteed, we compete for listeners with similarly themed programming on both satellite and terrestrial radio. Please also look to our risk factors in Item 1A for further information on competitive pressures we face in our Broadcasting segment.

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our brands, including Martha Stewart Living, Martha Stewart Everyday, Martha Stewart Collection, Everyday Food, Martha Stewart Weddings, marthastewart.com, Martha Stewart Flowers, Body + Soul, wholeliving.com, Emeril’s and Bam! These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We file copyrights regarding our proprietary designs and editorial content on a regular basis. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, the description of which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our website can be found on the Internet at www.marthastewart.com. We have adopted a code of ethics applicable to our directors, officers (including our principal executive officer, principal financial and accounting officer and controller and persons performing similar functions) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website www.marthastewart.com. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these documents, as well as certain of our other filings with the Securities and Exchange Commission (the “SEC”), can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 1A. Risk Factors

A wide range of factors could materially affect our performance. Like other companies, we are susceptible to macroeconomic downturns that may affect the general economic climate and our performance, the performance of those with whom we do business, and the appetite of consumers for products and publications. Similarly, the price of our stock is impacted by general equity market conditions, the relative attractiveness of our market sector, differences in results of operations from estimates and projections, and other factors beyond our control. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:

Our success depends in part on the popularity of our brands and the reputation and popularity of Martha Stewart, our founder, and Emeril Lagasse. Any adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse, or the loss of either of their services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.

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

The crisis in the financial markets and sustained weakening of the economy could significantly impact our business, financial condition, results of operations and cash flows, and could adversely affect the value of our intellectual property assets, hamper our ability to refinance our existing debt or raise additional funds.

The economy has been experiencing extreme disruption recently, including extreme volatility and declines in securities prices, severely diminished liquidity and a drastic reduction in credit availability. These events have lead to increased unemployment, declines in consumer confidence, discretionary income and spending, and extraordinary and unprecedented uncertainty and instability for many companies, across all industries. This economic downturn is adversely affecting consumer spending and could severely impact many of the companies with whom we do business. We cannot predict the health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.

These economic conditions and market instability also make it increasingly difficult for us to forecast consumer and product demand trends and companies’ willingness to spend money to advertise in our media properties. An extended period of reduced cash flows could increase our need for credit, at a time when such credit may not be available due to the recent developments in the financial markets. A reduction in cash flows also could also cause us to be in violation of certain debt covenants. We are not able to predict the likely duration and severity of the current disruption in the financial markets and the economic recession. If these economic conditions continue to worsen or persist for an extended period of time, it is likely that our results of operations and cash flows will be negatively impacted leading to deterioration in our financial condition.

In addition, we have significant goodwill and intangible assets recorded on our balance sheet. We have already incurred an impairment charge with respect to goodwill and certain intangible assets. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may in the future incur additional, and possibly substantial, impairment charges, which would adversely affect our financial results. Impairment assessment inherently involves the exercise of judgment in determining assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may prove assumptions to be wrong with respect to prices, costs, holding periods or other factors. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one or our assumptions could produce a significantly different result. Differing results may amplify impairment charges in the future.

These effects of the current financial crisis are difficult to forecast and mitigate. As a consequence, our operating results will be difficult to predict and prior results will not likely be indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Our Merchandising business and licensing programs may continue to suffer from downturns in the health and stability of the general economy and housing market, and their adverse impact on our consumers and business relationships.

Reduction in the availability of credit, a continued downturn in the housing market, and other negative economic developments, including increased unemployment and negative performance in the stock market in general, have occurred and may continue or become more pronounced in the future. Each of these developments has and could further limit consumers’ discretionary spending or further affect their confidence. These and other adverse consumer trends have lead to reduced spending on general merchandise, homes and home improvement projects — categories in which we license our brands. Further, downturns in consumer spending adversely impact consumer sales overall, resulting in weaker revenues from our licensed products. These trends also may affect the viability and financial health of companies with which we conduct business. Continued slowdown in consumer spending, or going-concern problems for companies with which we do business could materially adversely impact our business, financial condition and prospects.

Our business is largely dependent on advertising revenues in our publications, online operations and broadcasts. The market for advertising has been adversely affected by the economic downturn. Our failure to attract or retain advertisers would have a material adverse effect on our business.

We depend on advertising revenue in our Publishing, Internet and Broadcasting businesses. We cannot control how much or where companies choose to advertise. We have seen a significant downturn in advertising dollars generally in the marketplace, and more competition for the reduced dollars, which has hurt our publications. As a result, fewer advertisers represent a greater proportion of our advertising revenue. We cannot assure how or whether this trend might correct. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our publications, broadcasts or website, our business and revenues will be materially adversely affected.

We face significant competition for advertising and consumer demand.

We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the markets we serve. As advertising dollars have diminished, the competition for advertising dollars has intensified. Competition for advertising revenue in publications is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because some forms of media have relatively low barriers to entry, we anticipate that additional competitors, some of which have greater resources than we do, may enter these markets and intensify competition.

Acquiring or developing additional brands or businesses, and integrating acquired assets, poses inherent financial and other risks and challenges.

Last year, we acquired certain assets of Chef Emeril Lagasse. Failure to manage or integrate those assets, or exploit the Emeril brand, could adversely affect our results of operations and our ability to acquire other brands.

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

Our Merchandising business has relied heavily on revenue from a single source, the loss of revenue from which has hurt and may continue to hurt our profitability.

For the twelve months ended January 31, 2009, the minimum guaranteed royalty payment from Kmart was $20.0 million, significantly less that the $65.0 million we received for the twelve months ended January 31, 2008. This drop in guarantees from Kmart is permanent, and our agreement with Kmart continues only through January 2010. We have not yet earned royalties from other sources in sufficient scope to recoup the loss in guaranteed payments from Kmart. While we continue to diversify our merchandise offerings in an effort to build up alternative royalty streams, we may not be able to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract. This shortfall has adversely affected our operating results and business.

We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years and have acquired new agreements through our acquisition of the Emeril Lagasse assets. Some of these agreements are exclusive and have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. Furthermore, we cannot be certain that our licensees are not adversely impacted by general economic or market conditions, including decreased consumer spending and reduced availability of credit. If these companies experience financial hardship, they may be unwilling or unable to pay us royalties or continue selling our product, regardless of their contractual obligations.

There is also a risk that our extension into new business areas will meet with disapproval from consumers. We have limited experience in merchandising in some of these business areas. We cannot guarantee that these programs will be fully implemented, or if implemented, that they will be successful.

If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusive nature and multi-year terms of these agreements. Disputes with new or existing licensees may arise which could hinder our ability to grow or expand our product lines. Disputes also could prevent or delay our ability to collect the licensing revenue that we expect in connection with these products. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and prospects, could be materially adversely affected.

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

Our television production business is subject to a number of uncertainties. Our business and financial condition could be materially adversely affected by:

Failure of our television programming to maintain a sufficient audience

Television production is a speculative business because revenues derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information. The Martha Stewart Show television program has experienced a decline in ratings that reflects both the general decline in daytime broadcast television viewers discussed below, as well as the decision by some major market stations to shift the airing of the show. These developments have negatively impacted our television advertising revenues. If ratings for the show were to further decline, it would adversely affect the advertising revenues we derive from television and may result in the show being broadcast on fewer stations. A ratings decline further than we anticipate could also make it economically inefficient to continue production of the show in the daily one-hour format or otherwise. If production of the show were to cease, we would lose a significant marketing platform for us and our products, as well as cause us to write down our capitalized programming costs. The amount of any writedown would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.

We do not produce the television shows featuring Emeril Lagasse. Nonetheless, Emeril’s failure to maintain or build popularity would result in the loss of a significant marketing platform for us and our products, as well as the loss of anticipated revenue and profits from his television shows.

Adverse trends in the television business generally

Television revenues may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in daytime broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. Any or all of these factors may quickly change, and these changes cannot be predicted with certainty. There has been a reduction in advertising dollars generally available and more competition for the reduced dollars across more media platforms. While we currently benefit from our ability to sell advertising on our television programs, if adverse changes occur, we cannot be certain that we will continue to be able to sell this advertising or that our advertising rates can be maintained. Accordingly, if any of these adverse changes were to occur, the revenues we generate from television programming could decline.

We have placed emphasis on building an advertising-revenue-based website, dependent on high levels of consumer traffic and resulting page views. Failure to fulfill these undertakings would adversely affect our brand and business prospects.

Our growth depends to a significant degree upon the continued development and growth of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an advertising-revenue-based website. When initial results from the relaunch of the marthastewart.com site in the second quarter of 2007 were below expectations, we made changes to the site. We cannot be certain that those changes will enable us to sustain growth for our website in the long term. In addition, the competition for advertising dollars has intensified as the availability of advertising dollars has diminished. In order for our Internet business to succeed, we must, among other things:

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

We cannot be certain that we will be successful in achieving these and other necessary objectives or that our Internet business will be profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects could be materially adversely affected.

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

Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new products or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products and services are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches. For example, we had a cumulative loss of $15.7 million in connection with Blueprint, which we ceased publishing. Other businesses and brands that we may develop also may prove not to be successful.

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

Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. In recent years, postage rates have increased, and a significant increase in postage prices could adversely affect our future results of operations. We may not be able to recover, in whole or in part, paper or postage cost increases.

We may face increased costs for distribution of our magazines to newsstands and bookstores.

Distribution of magazines to newsstands and bookstores is conducted primarily through companies, known as wholesalers. Wholesalers have in the past advised us that they intended to increase the price of their services. We have not experienced any material increase to date, however some wholesalers have experienced credit and on-going concern risks. It is possible that other wholesalers likewise may seek to increase the price of their services or face business interruption. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations. The need to change wholesalers could cause a disruption or delay in deliveries, which could adversely impact our results of operations.

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

Ms. Stewart controls all of our outstanding shares of Class B common stock, representing over 90% of our voting power. The Class B common stock has ten votes per share, while Class A common stock, which is the stock available to the public, has one vote per share. Because of this dual-class structure, Ms. Stewart has a disproportionately influential vote. As a result, Ms. Stewart has the ability to control unilaterally the outcome of all matters requiring stockholder approval, including the election and removal of our entire board of directors and any merger, consolidation or sale of all or substantially all of our assets, and the ability to control our management and affairs. While her 2006 settlement with the SEC bars Ms. Stewart for the five-year period ending in August 2011 from serving at the Company as a director, or as an officer with financial responsibilities, her concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses and stockholders.

Our intellectual property may be infringed upon or others may accuse us of infringing on their intellectual property, either of which could adversely affect our business and result in costly litigation.

Our business is highly dependent upon our creativity and resulting intellectual property. We are also susceptible to others imitating our products and infringing our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we depend. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Imitation of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. If we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly, affecting our finances and our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any litigation relating to our intellectual property. If we were to lose such a case, and be required to cease the sale of certain products or the use of certain technology or were forced to pay monetary damages, the results could adversely affect our financial condition and our results of operations.

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

We operate in four highly competitive businesses: Publishing, Merchandising, Internet and Broadcasting each of which subjects us to competitive pressures and other uncertainties.

We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Merchandising, Internet and Broadcasting. Please see “Business — Publishing — Competition,” “Business — Merchandising — Competition,” “Business — Internet — Competition” and “Business — Broadcasting — Competition” in this Annual Report o Form 10-K for a description of competitive risks and uncertainties in the applicable segment.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Information concerning the location, use and approximate square footage of our principal facilities as of December 31, 2008, all of which are leased, is set forth below:

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

The leases for these offices and facilities expire between January 2010 and January 2018, and some of these leases are subject to our renewal. We anticipate consolidating certain of our offices by relocating our principal executive and administrative offices as well as our publishing offices at 11 West 42nd Street to 601 West 26th Street in 2009. To that end, we entered into a sublease agreement in 2008 for a portion of our office space at 11 West 42nd Street and we expect to vacate that portion during 2009.

We also have an intangible asset agreement for various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and television segments. The description of this intangible asset agreement is incorporated by reference into Item 13 and disclosed in the related party transaction disclosure in Note 11 in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.  Legal Proceedings

In April 2008, a complaint was filed against the Company and 23 other defendants in the United States District Court for the Eastern District of Texas, captioned Datatern, Inc. v. Bank of America Corp. et al. (No. 5-08CV-70). The complaint alleges that each defendant is directly or indirectly infringing a United States patent (No. 5,937,402) putatively owned by plaintiff, through alleged use on websites of object oriented source code to employ objects that are populated from a relational database, and seeks injunctive relief and money damages. We recently executed a settlement agreement for an immaterial amount and expect the court to dismiss the action against us in the very near future.

The Company is party to other legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock

Our Class A Common Stock is listed and traded on The New York Stock Exchange. Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis. The following table sets forth the high and low sales price of our Class A Common Stock as reported by the NYSE for each of the periods listed.

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2007	2007	2007	2007	2008	2008	2008	2008

High Sales Price	$22.50	$19.50	$17.27	$13.96	$9.43	$9.49	$9.99	$8.70
Low Sales Price	$16.70	$16.65	$10.80	$8.75	$5.22	$7.13	$5.63	$2.51

As of March 9, 2009, there were 8,473 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. We believe that there is a significantly greater number of beneficial owners of our Class A Common Stock than the number of record holders since many shares are held by nominees.

Dividends

We do not pay regular quarterly dividends. However, in late July 2006, our Board of Directors declared a one-time special dividend of $0.50 per share on all the shares of Class A Common Stock and Class B Common Stock outstanding on August 31, 2006, an aggregate amount of $26.9 million.

Our $30 million loan agreement with Bank of America contains certain covenants that limit our ability to pay dividends to an amount (combined with repurchases) no greater than $30 million during the term of the loan agreement, provided no event of default exists or would result and we would be in pro forma compliance with our financial covenants. See Note 8 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended December 31, 2008:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period(1)	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
October 2008	1,806	$6.04	Not applicable	Not applicable
November 2008	3,665	$3.63	Not applicable	Not applicable
December 2008	9,421	$3.02	Not applicable	Not applicable
Total for the quarter ended December 31, 2008	14,892	$3.99

(1)	Represents shares withheld by, or delivered to us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plans allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph shall not be deemed to be incorporated by reference into any such filings.

PERFORMANCE GRAPH

The following graph compares the performance of our Class A Common Stock with that of the Standard & Poor’s 500 Stock Index (“S&P Composite Index”) and the stocks included in the Media General Financial Services database under the Standard Industry Code 2721 (Publishing-Periodicals) (the “Publishing Index”*) during the period commencing on December 31, 2003 and ending on December 31, 2008. The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P Composite Index and the Publishing Index at the beginning of the relevant period, is calculated as of the end of each calendar month and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

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

Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA
Years ended December 31,
(in thousands except per share data)

	2008	2007	2006	2005	2004

INCOME STATEMENT DATA
REVENUES
Publishing	$163,540	$183,727	$156,559	$125,765	$95,960
Merchandising	57,866	84,711	69,504	58,819	53,386
Internet	15,576	19,189	15,775	11,258	27,512
Broadcasting	47,328	40,263	46,503	16,591	10,580

Total revenues	284,310	327,890	288,341	212,433	187,438

Operating income (loss)	(10,857)	7,714	(2,833)	(78,311)	(60,004)

Income (loss) from continuing operations	(10,857)	10,289	(16,250)	(75,295)	(59,073)

Loss from discontinued operations	-	-	(745)	(494)	(526)

Net income (loss)	$(15,665)	$10,289	$(16,995)	$(75,789)	$(59,599)

PER SHARE DATA
Earnings/(loss) per share:
Basic and diluted – Income (loss) from continuing operations	$(0.29)	$0.20	$(0.32)	$(1.48)	$(1.19)
Basic and diluted – Loss from discontinued operations	-	-	(0.01)	(0.01)	(0.01)

Basic and diluted – Net income (loss)	$(0.29)	$0.20	$(0.33)	$(1.49)	$(1.20)

Weighted average common shares outstanding:
Basic	53,360	52,449	51,312	50,991	49,712
Diluted	53,360	52,696	51,312	50,991	49,712
Dividends per common share	$-	$-	$0.50	$-	$-

FINANCIAL POSITION
Cash and cash equivalents	$50,204	$30,536	$28,528	$20,249	$104,647
Short-term investments	9,915	26,745	35,321	83,788	35,309
Total assets	261,285	255,267	228,047	253,828	264,678
Long-term obligations	19,500	-	-	-	-
Shareholders’ equity	150,995	155,529	130,957	160,631	187,628

OTHER FINANCIAL DATA
Cash flow provided by (used in) operating activities	$41,570	$11,735	$(5,711)	$(30,349)	$(22,226)
Cash flow provided by (used in) investing activities	(38,856)	(6,606)	40,125	(58,300)	(39,756)
Cash flow provided by (used in) financing activities	16,954	(3,121)	(26,135)	4,251	1,063

NOTES TO SELECTED FINANCIAL DATA

Earnings from continuing operations

2008 results include a $34.1 million reduction in the contractual minimum guarantee from Kmart in the Merchandising segment, as well as a $9.3 million non-cash goodwill impairment charge recorded in the Publishing segment.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Internet and Broadcasting representing our media segments that are complemented by our Merchandising segment. In 2008, total revenues decreased approximately 13% due primarily to the reduction of our contractual minimum guarantee from Kmart. Also impacting 2008 were lower advertising and circulation revenues in the Publishing segment as well as prior year revenues from Blueprint, a publication that we discontinued at the end of 2007. These declines were partially offset by revenues from the Emeril Lagasse assets acquired in 2008 which contributed to both the Broadcasting and Merchandising segments and from the addition of new Merchandising initiatives in 2008.

Our operating costs and expenses were lower in 2008 primarily from savings in our Publishing segment which had lower selling and promotion expenses as well as lower production, distribution and editorial costs. Partially offsetting the Publishing and other Company-wide cost savings was a non-cash impairment charge in the fourth quarter of 2008 related primarily to the goodwill associated with our 2004 acquisition of the Body + Soul publication group. This charge was the result of our annual impairment testing in connection with the preparation of this Annual Report on Form 10-K. Also offsetting 2008 cost savings was a charge to the Corporate segment in the third quarter of 2008 related to severance and other one-time costs. Excluding severance charges in 2008, compensation costs were lower across all segments due to the reduction of our annual bonus pool and lower headcount.

We ended the year with approximately $60 million in cash, cash equivalents and short-term investments. Our overall liquidity increased approximately $3 million from December 31, 2007. The increase to our liquidity was due to the satisfaction of our 2007 year-end receivable due from Kmart and the net proceeds of our term loan with Bank of America. Partially offsetting the increase to cash was the cash payment related to the Emeril Lagasse acquisition as well as the payment of 2007 bonuses and our investments in WeddingWire and pingg.

Media.

In 2008, revenues from our media platforms declined approximately 7% largely due to decreased advertising revenues in our Publishing segment as the result of fewer ad pages and the absence of Blueprint. The declines in Publishing were partially offset by the contributions of the Emeril Lagasse assets to our Broadcasting segment and advertising gains in the Internet segment. Based on our current outlook, we expect to experience continued declines in Publishing segment advertising revenues for the first quarter of 2009.

Publishing.  Publishing is our largest business segment, accounting for 58% of our total revenues in 2008. The segment consists of operations related to magazines and books. Publishing is driven primarily by magazines, including Martha Stewart Living, Martha Stewart Weddings, Everyday Food, and Body + Soul; these are supplemented by special interest publications.

Publishing derives its revenues primarily from advertising, which accounted for 58% of 2008 Publishing segment revenues; magazine subscription and newsstand sales, along with royalties from our book business account for most of the balance of segment revenue. In 2008, advertising revenues declined due to a decrease in pages, partially offset by higher rates per page driven in part by a higher circulation rate base. Total revenues also declined due to the elimination of Blueprint and lower circulation revenue from decreased subscription revenue per copy and continued newsstand softness. The decline in revenues was partially offset by cost savings from the closure of Blueprint, as well as decreases in circulation, marketing, advertising, production and editorial expenses. The Publishing segment results also include the fourth quarter 2008 non-cash impairment charge related to Body + Soul. As we entered the first quarter of 2009, print advertising revenue is expected to be approximately 30% lower than in the first quarter of 2008.

Internet.  Our Internet segment was historically comprised of three businesses: online advertising sales at marthastewart.com, product sales of Martha Stewart Flowers, and digital photography product sales. In 2008, the sale of flowers and digital products transitioned to our Merchandising segment for management and reporting purposes. Flowers revenue accounted for 7% and 35% of segment revenues in 2008 and 2007, respectively. Revenue from digital photography products accounted for 4% of segment revenues in 2007 and was fully transitioned to the Merchandising segment in 2008.

In 2008, revenues from the Internet segment accounted for 5% of our total revenues. Online advertising has become the biggest driver of revenues for the segment, accounting for 11% of total advertising revenues in 2008. We continued to experience growth throughout the year from our online audience with our page views increasing, on average, about 40% from the prior year and advertising revenue increasing 23% for the year. Expenses related to marthastewart.com are driven primarily by staffing and technology costs.

Broadcasting.  The Broadcasting segment contributed 17% of our total revenues in 2008. The segment consists primarily of operations related to the production of television and satellite radio programming, as well as television revenues from Chef Emeril Lagasse’s programs. Television programming is comprised of a daily syndicated broadcast show, The Martha Stewart Show, and Everyday Food, which airs on PBS. In 2008, we added Everyday Baking from Everyday Food, also airing on PBS. Satellite radio programming encompasses the Martha Stewart Living Radio channel on SIRIUS Satellite Radio. The Broadcasting segment now also includes a new original series on Planet Green featuring Emeril Lagasse, as well as the Essence of Emeril on the Food Network and the rebroadcast of Emeril Live! on the Fine Living Network. The Emeril shows derive high-margin revenues from both talent and licensing fees with primarily compensation costs associated with those revenues.

Broadcasting is driven primarily by The Martha Stewart Show. Revenues from the show comprised 63% of segment revenues in 2008 and were generated primarily from advertising. For the current season of The Martha Stewart Show (season 4), nearly all advertising is sold-out. Ongoing efforts to distribute season 5 of The Martha Stewart Show have resulted in a national clearance of approximately 75% to date. In past seasons (seasons 1 and 2), revenues included licensing fees. Additional revenues are derived from product placement along with revenues from cable replay (seasons 1 and 3 only) and international distribution. While the daily show operates at a loss, it currently serves as a key promotional platform for us to launch new merchandising initiatives and market our magazines, providing powerful brand exposure that increases demand for our content and products while minimizing our advertising expenditures.

Revenues from Everyday Food and Everyday Baking are provided by underwriters. Programming developed from the library generates revenues primarily from licensing agreements with cable networks.

Merchandising.

Through our Merchandising segment, we license our trademarks and designs for a variety of products sold at multiple price points through a variety of distribution channels. In 2008, Merchandising represented 20% of our total revenues. It is a high-margin business comprised of licensing agreements that require us to maintain no inventory and to incur no meaningful expenses other than employee compensation.

While Kmart represented about 43% of the segment revenues in 2008, we expect to continue to generate revenues from a more diverse mix of business partners. This diversification effort included our initiatives with Macy’s for our line of Martha Stewart Collection products; EK Success for a line of broadly-distributed crafts products, including the expansion of our crafts line into Wal-Mart; 1-800-Flowers.com for a co-branded floral, plant and gift basket program; and KB Home for Martha Stewart-inspired homes and neighborhoods in communities throughout the country. Additional licensing agreements currently in place relate to paint (Lowe’s), furniture (Bernhardt), rugs (Safavieh), lighting (Generation Brands) and carpet tiles (FLOR), among others.

In 2008, the Merchandising segment benefited from the acquisition of certain assets of Emeril Lagasse’s business, as well as new business initiatives signed during the year with Crest and Turbo Chef, and our agreement with Macy’s for our Martha Stewart Collection products, our partnership with 1-800-Flowers.com for our flowers program and the expansion of our crafts line with EK Success into Wal-Mart.

However, these initiatives and contributions were more than offset by the decrease in our Kmart minimum guarantees leading to lower total Merchandising revenues and decreased operating income in 2008 as compared to 2007. Our multi-year agreement with Kmart includes royalty payments based on sales, as well as minimum guarantees. The minimum guarantees have exceeded actual royalties earned from retail sales from 2003 through 2008 primarily due to store closings and historic lower same-store sales trends. For the contract years ending January 31, 2009 and 2010, the minimum guarantees will be substantially lower than prior years. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement for the respective years ending on the indicated dates:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$15.0*

* For the contract year ending January 31, 2010 the minimum royalty amount is the greater of $15 million or 50% of the earned royalty for the year ending January 31, 2009.

For the contract year ended January 31, 2009, our earned royalty based on actual retail sales at Kmart was $17.9 million. Furthermore, $10.0 million of royalties previously paid have been deferred and were subject to recoupment in the period ending January 31, 2009. No royalties were recouped in 2008 for the contract year ended January 31, 2009. The $10.0 million of deferred royalties remain subject to recoupment for the period ending January 31, 2010.

RESULTS OF OPERATIONS

Comparison for the Year Ended December 31, 2008 to the Year Ended December 31, 2007.

PUBLISHING SEGMENT

(in thousands)	2008	2007	Variance

Publishing Segment Revenues
Advertising	$94,871	$106,691	$(11,820)
Circulation	62,634	71,707	(9,073)
Books	4,676	3,373	1,303
Other	1,359	1,956	(597)

Total Publishing Segment Revenues	163,540	183,727	(20,187)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	86,018	93,312	7,294
Selling and promotion	55,419	72,655	17,236
General and administrative	5,951	5,034	(917)
Depreciation and amortization	379	1,188	809
Impairment on assets	9,349	—	(9,349)

Total Publishing Segment Operating Costs and Expenses	157,116	172,189	15,073

Publishing Segment Operating Income	$6,424	$11,538	$(5,114)

Publishing revenues decreased 11% for the year ended December 31, 2008 from the prior year. Advertising revenue decreased $11.8 million due to the decrease in pages in Martha Stewart Living, Everyday Food and Martha Stewart Weddings, as well as the inclusion in 2007 of revenue from Blueprint, a publication that we discontinued at the end of 2007. The decrease in advertising pages was partially offset by slightly higher advertising rates across all titles, as well as two extra issues of Body + Soul. Circulation revenue decreased $9.1 million due to lower newsstand unit volume, lower subscription rate per copy and higher agency commissions in 2008 for Martha Stewart Living and Everyday Food. Circulation revenue was negatively impacted by the 2007 contribution of Blueprint. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Body + Soul and Everyday Food as well as the positive impact of the frequency increase in Body + Soul. Revenue related to our books business increased $1.3 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreement with Clarkson Potter/Publishers. Other revenue decreased due to lower ancillary sales of products related to Body + Soul.

Magazine Publication Schedule
Year ended December 31,	2008	2007

Martha Stewart Living	12 Issues	12 Issues
Martha Stewart Weddings (a)	5 Issues	5 Issues
Everyday Food	10 Issues	10 Issues
Body + Soul(b)	10 Issues	8 Issues
Special Interest Publications	8 Issues	9 Issues
Blueprint (c)	N/A	6 Issues

(a)	In 2008 and 2007, we published one special Martha Stewart Weddings issue.
(b)	Frequency switched to 10 issues a year in 2008
(c)	Launched in May 2006 and discontinued after the January/February 2008 issue which was accounted for in the year ended December 31, 2007.

Production, distribution and editorial expenses decreased $7.3 million in 2008, primarily due to savings related to the discontinuation of Blueprint as well as lower volume of pages and lower art and editorial staff costs, partially offset by higher print order of Body + Soul and higher paper and postage costs. Selling and promotion expenses decreased $17.2 million due to the absence of costs of Blueprint, lower circulation marketing costs, lower fulfillment rates associated with Martha Stewart Living and Everyday Food and lower advertising staff and marketing program costs. Prior year selling and promotion expenses also included non-recurring employee-related separation charges. General and administrative expenses increased $0.8 million primarily due to higher allocation of facilities and administrative costs as well as slightly higher compensation costs. In the fourth quarter of 2008, we recorded a non-cash impairment charge related primarily to the goodwill associated with our 2004 acquisition of the Body + Soul publication group. This charge was the result of our annual impairment testing in connection with the preparation of this Annual Report on Form 10-K. Depreciation and amortization expenses decreased due to a change in allocation policy.

MERCHANDISING SEGMENT

(in thousands)	2008	2007	Variance

Merchandising Segment Revenues
Kmart earned royalty	$18,772	$25,190	(6,418)
Kmart minimum guarantee true-up	4,978	39,102	(34,124)
Other	34,116	20,419	13,697

Total Merchandising Segment Revenues	57,866	84,711	(26,845)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	10,409	13,418	3,009
Selling and promotion	6,529	6,475	(54)
General and administrative	7,980	7,214	(766)
Depreciation and amortization	90	375	285

Total Merchandising Segment Operating Costs and Expenses	25,008	27,482	2,474

Merchandising Segment Operating Income	$32,858	$57,229	$(24,371)

Merchandising revenues decreased 32% for the year ended December 31, 2008 from the prior year. The decrease in segment revenues was due primarily to the reduction of our contractual minimum guarantee from Kmart. Actual retail sales of our products at Kmart declined 25% on a comparable store and total store basis. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods, net of amounts subject to recoupment, is listed separately above. Other revenues increased primarily due to contributions from Emeril Lagasse’s brand and our annualized agreement with Macy’s for our Martha Stewart Collection products. The increase in other revenues was also due to our partnership with 1-800-Flowers.com for our newly-launched flowers program and from the expansion of our crafts line with EK Success into Wal-Mart. The increases from these new initiatives were partially offset by the inclusion in 2007 of revenues from an endorsement and promotional agreement with U.S. affiliates of SVP Worldwide, makers of Singer, Husqvarna Viking and Pfaff sewing machines, with no comparable revenue in 2008.

Production, distribution and editorial expenses decreased $3.0 million primarily due to lower compensation costs. General and administrative costs increased $0.8 million reflecting the additional Merchandising segment expenses of our Emeril Lagasse brand, as well as higher allocated facilities costs.

INTERNET SEGMENT

(in thousands)	2008	2007	Variance

Internet Segment Revenues
Advertising and other	$14,472	$11,779	$2,693
Product	1,104	7,410	(6,306)

Total Internet Segment Revenues	15,576	19,189	(3,613)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	8,984	14,092	5,108
Selling and promotion	6,164	6,023	(141)
General and administrative	3,487	3,969	482
Depreciation and amortization	1,737	1,242	(495)

Total Internet Segment Operating Costs and Expenses	20,372	25,326	4,954

Internet Segment Operating Loss	$(4,796)	$(6,137)	$1,341

Internet revenues decreased 19% for the year ended December 31, 2008 from the prior year. Advertising revenue increased $2.7 million due to an increase in page views and sold advertising volume. Product revenue decreased $6.3 million due to the transition of our flowers program from Martha Stewart Flowers, which generated sales through Valentine’s Day 2008, to our new, co-branded agreement with 1-800-Flowers.com which began generating revenue in the second quarter of 2008 and reported in the Merchandising segment.

Production, distribution and editorial expenses decreased $5.1 million in 2008 from the prior year due primarily to the transition of our flowers business, which eliminated inventory and shipping expenses, and due to the prior year use of freelancers and consultants as well as technology costs related to the 2007 re-design of marthastewart.com. These savings were partially offset by an increase in headcount and related compensation costs. All costs related to 1-800-Flowers.com are reported in the Merchandising segment. General and administrative expenses decreased $0.5 million due to the transition of our flowers business as described above. Depreciation and amortization expenses increased $0.5 million primarily due to the 2007 launch of the redesigned website and the related depreciation costs.

BROADCASTING SEGMENT

(in thousands)	2008	2007	Variance

Broadcasting Segment Revenues
Advertising	$26,666	$21,078	5,588
Radio	7,500	7,500	—
Licensing and other	13,162	11,685	1,477

Total Broadcasting Segment Revenues	47,328	40,263	7,065

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	31,291	34,099	2,808
Selling and promotion	3,392	4,026	634
General and administrative	7,287	7,456	169
Depreciation and amortization	2,578	2,201	(377)

Total Broadcasting Segment Operating Costs and Expenses	44,548	47,782	3,234

Broadcasting Segment Operating Income / (Loss)	$2,780	$(7,519)	$10,299

Broadcasting revenues increased 18% for the year ended December 31, 2008 from the prior year. Advertising revenue increased $5.6 million primarily due to the increase in advertising inventory (related to our revised season 3 distribution agreement for The Martha Stewart Show), partially offset lower revenue due to the timing of integrations as well as a decline in household ratings. Licensing revenue increased $1.5 million primarily due to Chef Emeril Lagasse’s television programming including the new original series on Planet Green featuring Emeril Lagasse as well as from the Essence of Emeril on the Food Network and the rebroadcast of Emeril Live! on the Fine Living Network. Licensing and other revenue also increased due to a domestic distribution agreement with the Fine Living Network on cable to air The Martha Stewart Show, increased international distribution of The Martha Stewart Show, a new marketing agreement with TurboChef and the new series Whatever Martha! These increases were partially offset by the exchange of season 3 license fees for additional advertising inventory related to The Martha Stewart Show.

Production, distribution and editorial expenses decreased $2.8 million due principally to a 2007 non-cash charge associated with the vesting of a portion of a warrant granted in connection with the production of The Martha Stewart Show, as well as lower production costs for season 3 of The Martha Stewart Show as compared to season 2. These decreases are partially offset by 2008 distribution costs which were reported net of licensing revenues in 2007 as well as costs related to the new series Whatever Martha! and costs associated with Emeril Lagasse’s television programming. Selling and promotion expenses decreased $0.6 million primarily due to lower marketing costs associated with the launch of season 4 of The Martha Stewart Show as compared to the costs of the season 3 launch and the timing of promotional expenses. Depreciation and amortization increased $0.4 million due to the amortization of the content library for Emeril, which was partially offset by the full depreciation of the set for The Martha Stewart Show in the second quarter of 2007.

CORPORATE

(in thousands)	2008	2007	Variance

Corporate Operating Costs and Expenses
General and administrative	$44,934	$44,841	$(93)
Depreciation and amortization	3,189	2,556	(633)

Total Corporate Operating Costs and Expenses	48,123	47,397	726

Corporate Operating Loss	$(48,123)	$(47,397)	$(726)

Corporate operating costs and expenses increased 2% for the year ended December 31, 2008 from the prior year. General and administrative expenses increased $0.1 million due to cash and non-cash charges of $3.5 million related to a Company-wide reorganization that resulted in severance and other one-time compensation-related expenses and increased costs associated with a new intangible asset agreement. These increases were fully offset by lower non-cash compensation and the reduction of our annual bonus pool. Depreciation and amortization increased $0.6 million due to a change in allocation policy.

OTHER ITEMS

INTEREST INCOME, NET. Interest income, net, was $0.5 million for the year ended December 31, 2008, compared to $2.8 million for the prior year ended December 31, 2007. The decrease was attributable primarily to our 2008 interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse. Interest income also decreased due to lower interest rates.

OTHER INCOME. Other income for the year ended December 31, 2007 was $0.4 million with no comparable income in 2008. The prior year income is related to the final legal settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation.

LOSS ON EQUITY SECURITIES: Loss on equity securities was $2.2 million for the year ended December 31, 2008. The loss is the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments as well as recognizing an other-than-temporary loss on our shares of TurboChef stock.

LOSS IN EQUITY INTEREST. Loss in equity interest was $0.8 million for the year ended December 31, 2008 related to our equity investment in WeddingWire. We record our proportionate share of the results of WeddingWire one quarter in arrears. Therefore, this loss represents our portion of prorated results of WeddingWire through September 30, 2008.

INCOME TAX EXPENSE. Income tax expense was $2.3 million for the year ended December 31, 2008, compared to a $0.6 million expense in the prior year. The current year provision includes $1.8 million which is attributable to differences between the financial statement carrying amounts of current and prior-year acquisitions of certain indefinite-lived intangible assets and their respective tax bases.

NET LOSS. Net loss was $15.7 million for the year ended December 31, 2008, compared to a net income of $10.3 million for the year ended December 31, 2007, as a result of the factors described above.

RESULTS OF OPERATIONS

Comparison for the Year Ended December 31, 2007 to the Year Ended December 31, 2006.

PUBLISHING SEGMENT

(in thousands)	2007	2006	Variance

Publishing Segment Revenues
Advertising	$106,691	$83,285	$23,406
Circulation	71,707	69,721	1,986
Books	3,373	831	2,542
Other	1,956	2,722	(766)

Total Publishing Segment Revenues	183,727	156,559	27,168

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	93,312	83,770	(9,542)
Selling and promotion	72,655	63,386	(9,269)
General and administrative	5,034	2,777	(2,257)
Depreciation and amortization	1,188	600	(588)

Total Publishing Segment Operating Costs and Expenses	172,189	150,533	(21,656)

Publishing Segment Operating Income	$11,538	$6,026	$5,512

Publishing revenues increased 17% for the year ended December 31, 2007 from the prior year. This increase was due to a $23.4 million increase in advertising revenues, primarily as the result of an increase in both advertising pages and rate in Martha Stewart Living magazine, which accounted for $15.0 million of the increase. Advertising revenues increased across all other publications including Everyday Food, Body + Soul and Martha Stewart Weddings which contributed $6.1 million in the aggregate from increases in pages and rates. Blueprint contributed an additional $2.4 million of advertising revenues due to the increase in frequency of the publication in 2007 as compared to 2006. Circulation revenues increased $2.0 million primarily due to the increased frequency of Blueprint magazine of $2.2 million and the Martha Stewart Weddings special; this was partially offset by slightly lower circulation revenues from Everyday Food, Special Interest Publications and Martha Stewart Living. Other revenues increased $1.8 million primarily due to the delivery and acceptance of certain manuscripts related to the multi-book agreement with Clarkson Potter/Publishers.

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

MERCHANDISING SEGMENT

(in thousands)	2007	2006	Variance

Merchandising Segment Revenues
Kmart earned royalty	$25,190	$29,853	$(4,663)
Kmart minimum guarantee true-up	39,102	26,126	12,976
Other	20,419	13,525	6,894

Total Merchandising Segment Revenues	84,711	69,504	15,207

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	13,418	11,956	(1,462)
Selling and promotion	6,475	3,145	(3,330)
General and administrative	7,214	6,853	(361)
Depreciation and amortization	375	1,021	646

Total Merchandising Segment Operating Costs and Expenses	27,482	22,975	(4,507)

Merchandising Segment Operating Income	$57,229	$46,529	$10,700

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

INTERNET SEGMENT

(in thousands)
	2007	2006	Variance

Internet Segment Revenues
Advertising and other	$11,779	$8,196	$3,583
Product	7,410	7,579	(169)

Total Internet Segment Revenues	19,189	15,775	3,414

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	14,092	10,444	(3,648)
Selling and promotion	6,023	3,335	(2,688)
General and administrative	3,969	2,410	(1,559)
Depreciation and amortization	1,242	117	(1,125)

Total Internet Segment Operating Costs and Expenses	25,326	16,306	(9,020)

Internet Segment Operating Loss	$(6,137)	$(531)	$(5,606)

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

Production, distribution and editorial costs increased $3.6 million in 2007 from the prior year due primarily to higher staffing and technology expenses associated with our build-out of the advertising-based website which launched towards the end of the first quarter of 2007. Selling and promotion expense increased $2.7 million in 2007 from the prior year due to higher compensation expenses associated with developing an internet advertising sales force and higher marketing costs associated with attracting new users to the website. General and administrative expenses increased $1.6 million in 2007 from the prior year due to increases in facilities allocations and personnel. Depreciation and amortization expenses increased $1.1 million in 2007 from the prior year due to the 2007 launch of the redesigned website and the related depreciation costs. Included in the expenses above are non-cash compensation charges which increased $0.3 million to $0.5 million in 2007 from $0.2 million in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity is currently from cash generated by operating activities. Specifically, the majority of our cash generation in 2008 was provided by the collection of prior-year Kmart contractual minimums and from the Emeril Lagasse assets acquired in 2008. If our Internet strategy is successful, we expect that business will generate cash flow from operations over time. As with other industries, operating results and cash flows may change due to a variety of factors, including changes in demand for the product, changes in our cost structure and changes in macroeconomic factors. Any such changes in our business can have a significant effect on cash flows. In addition in 2008, we entered into a loan agreement and borrowed $30 million from Bank of America to fund a portion of the acquisition of the Emeril Lagasse assets.

We believe, as described further below, that our available cash balances and short-term investments will be sufficient to meet our recurring cash needs for working capital and capital expenditures for 2009 including our debt service obligations.

Sources and Uses of Cash

During 2008, our cash and cash equivalents increased $19.7 million from December 31, 2007. The increase was due to the satisfaction of our 2007 year-end receivable due from Kmart in the amount of $47.6 million as well as $19.5 million representing the net proceeds of our term loan with Bank of America and $16.8 million from the net sales of short-term investments. These increases to cash were partially offset by the $46.3 million cash payment related to the Emeril Lagasse acquisition, as well as the payment of 2007 bonuses and our investments in WeddingWire and pingg. Our overall liquidity increased $2.8 million from December 31, 2007 when including cash, cash equivalents and short-term investments.

The acquisition agreement for the Emeril Lagasse transaction also included a payment of $5.0 million in shares of our Class A Common Stock. An additional payment of up to $20 million may be required in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at our election, in shares of our Class A Common Stock.

Operating Activities

Cash provided by operating activities improved year-over-year by $29.8 million from $11.7 million for the year ended December 31, 2007 to $41.6 million for the year ended December 31, 2008. In 2008, cash from operations was primarily due to the satisfaction of the 2007 year-end receivable due from Kmart partially offset by the payment of 2007 bonuses. Our 2007 year-end receivable from Kmart was satisfied with cash received of $47.6 million in 2008. Our Kmart receivable as of December 31, 2008 was substantially lower. Approximately $6 million in cash was received by us in 2009 which primarily represented the satisfaction of our December 31, 2008 receivable.

In 2008, we recognized $2.5 million of non-cash revenue primarily related to our three-year agreement with TurboChef Technologies, Inc. (“TurboChef). In the second quarter of 2008, we entered into an agreement with TurboChef to provide intellectual property and promotional services in exchange for $10 million. In lieu of cash consideration, TurboChef provided initial compensation in 2008 in the form of 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock for an aggregate fair value of approximately $5 million. In addition, in each of the second and third years of this agreement, we will receive $2.5 million of TurboChef stock or cash, at TurboChef’s option. Total consideration for this agreement will be recognized on a straightline basis over the three-year term.

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

As of December 31, 2008, the 381,049 shares of TurboChef stock had a fair market value of $1.9 million based on the closing price on December 31, 2008. We determined that the decrease in fair market value of these shares was other than temporary and accordingly, we recognized a loss of $1.1 million which is an adjustment to our net loss. Additionally, we recognized a $1.1 million loss in connection with our warrant to purchase 454,000 shares of TurboChef stock.

On January 5, 2009, the Middleby Corporation completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares will receive a combination of $3.67 in cash and 0.0486 Middleby shares of common stock per TurboChef share. The consideration upon acquisition would equate to $1.9 million which represents $1.4 million in cash and 18,518 shares of Middleby worth $0.5 million on January 5, 2009. The original warrant converted into a warrant to acquire 24,607 shares of Middleby Common Stock at a price per share of $88.38.

Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for the acquisition of new businesses; short- and long-term investments; and additions to property, plant, and equipment.

Cash (used in) and provided by investing activities was $(38.9) million, $(6.6) million and $40.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. In 2008, cash used in investing activities primarily represented the cash paid in connection with the acquisition of certain assets of Emeril Lagasse. We also invested $5.0 million of cash in WeddingWire, of which $0.6 million was used for operating activities. Additionally, we invested $2.2 million of cash in pingg. Cash used for capital expenditures was due to leasehold improvements to our offices related to a consolidation of office space as well as recurring upgrades for office technology and improvements to our website, marthastewart.com. These cash payments were partially offset by the net sales of short-term investments of $16.8 million.

Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Financing cash outflows generally include the satisfaction of certain tax liabilities related to share-based compensation and the payment of dividends.

Cash flows provided by (used in) financing activities were $17.0 million, $(3.1) million and $(26.1) million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, in connection with the acquisition of certain assets of Emeril Lagasse, we entered into an agreement with Bank of America for a $30.0 million term loan with principal installments of $1.5 million to be paid quarterly. Cash provided by the loan was partially offset by the accelerated repayment of the loan in the third and fourth quarters of 2008 as well as costs related to obtaining the debt. Cash flows used in financing activities during 2008 were also due to the remittance payroll related tax obligations associated with the vesting of certain restricted stock grants.

Debt

We also have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of December 31, 2008. As of December 31, 2008, we had no outstanding borrowings under this facility. Of a total line of $5.0 million, we currently have letters of credit drawn on $2.7 million.

We entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. The loan was originally secured by cash collateral of $28.5 million. In the third quarter of 2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business that were acquired by the Company. Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the third quarter of 2008, in addition to our quarterly payment on September 30, 2008, we prepaid $4.5 million in principal representing the amounts due on December 31, 2008, March 31, 2009 and June 30, 2009. During the fourth quarter of 2008, we prepaid $3.0 million in principal representing the amounts due on September 30, 2009, and December 31, 2009. Accordingly, the loan payable is characterized as a non-current liability as of December 31, 2008. The interest rate on the loan is a floating rate of 1-month LIBOR plus 2.85%. We expect to pay the principal installments and interest expense with cash from operations.

The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of December 31, 2008, we were compliant with all the financial covenants. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at December 31, 2008

Tangible Net Worth	Greater than $	40.0 million
Funded Debt to EBITDA (a)		Less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)		Greater than 2.75
Quick Ratio		Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the loan agreement.
(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.

The loan agreement also contains a variety of other customary affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms in the ordinary course of business, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit us to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing our stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and we would be in pro forma compliance with the above-

described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and we would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that we can carry over any unspent amount to any subsequent fiscal year (but in no event may we make more than $15 million in capital expenditures in any fiscal year); sell one of our investments (or any asset we might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of our consolidated shareholders’ equity, provided we receive at least 75% of the consideration in cash.

Cash Requirements

Our commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in Note 12 to our Consolidated Financial Statements and are summarized in the table below:

	Payments due by period (in thousands)
					More
		Less than			than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
Long – Term Debt Obligations	$19,500	$—	$12,000	$7,500	$—	$—

Capital Lease Obligations	—	—	—	—	—	—

Operating Lease Obligations	75,250	15,045	15,401	13,612	31,192	—

Purchase Obligations	—	—	—	—	—	—

Unrecognized Tax Benefits*	226	50	—	—	—	176

Other Long – Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—	—

Total	$110,286	$15,360	$36,203	$20,230	$38,317	$176

* These amounts represent expected payments with interest for uncertain tax positions as of December 31, 2008. We are not able to reasonably estimate the timing of future cash flows related to $0.2 million of this liability, and therefore have presented this amount as “Other” in the table above. See Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements, for further discussion.

In addition to our contractual obligations, we expect to have capital expenditures in 2009 of approximately $6 million due to the continued leasehold improvements related to the consolidation of office space as well as continued upgrades to our corporate information technology.

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

The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which became effective for revenue arrangements starting in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. We have applied the guidance included in EITF 00-21 in establishing revenue recognition policies for our arrangements with multiple deliverables. For agreements with multiple deliverables, if we are unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then we will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue will be recognized as the earnings process is completed.

Advertising revenues in the Publishing segment are recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are recognized based on estimates with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenues earned from book publishing are recorded as manuscripts are delivered to and accepted by our publisher. Additional revenue is recorded as sales on a unit basis exceed the advanced royalty for the individual title or in certain cases, advances on cross-collateralized titles.

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

Television Production Costs

Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. The Company bases it estimates on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.

Goodwill and Indefinite-Lived Intangible Assets

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

Long-Lived and Definite-Lived Intangible Assets

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

Deferred Income Tax Asset Valuation Allowance

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 10 in the Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $19.5 million on the term loan at December 31, 2008 at an average rate of 5.18% and 4.53% for the quarter and year ended December 31, 2008, respectively. A one percent increase in the interest rate would have increased interest expense by $0.2 million for the twelve months ended December 31, 2008.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2008, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as of December 31, 2008. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percent decrease in average interest rates would have decreased interest income by $ $0.7 million for the twelve months ended December 31, 2008.

Investment Risk

In 2008, we were exposed to market rate risk due to changes in fair value of the publicly-traded securities of TurboChef. In 2008, TurboChef issued to us 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock together valued at approximately $5 million on the date of issuance. In accordance with Statement of Financial Accounting Standards (“SFAS”) No

115, Accounting for Certain Investments in Debt and Equity Securities, the TurboChef shares are considered available-for-sale-securities and are recorded at fair value each quarter, with adjustments recorded in other comprehensive income. As of December 31, 2008, the fair market value of TurboChef shares of $1.9 million was below our actual carrying value. We determined that the decrease in fair market value of these shares was other than temporary and accordingly, we recognized a charge in the amount of $1.1 million which was recorded in other expense in the statement of operations.

The warrant meets the definition of a derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is marked to market each quarter with the adjustment recorded in other income or other expense. For the year ended December 31, 2008, we recorded a $1.1 million loss in other expense in the statement of operations.

Non-cash amounts related to this agreement have been appropriately adjusted in the cash flows from operating activities in the statement of cash flows.

On January 5, 2009, the Middleby Corporation completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares will receive a combination of $3.67 in cash and 0.0486 Middleby shares of common stock per TurboChef share. The consideration upon acquisition would equate to $1.9 million which represents $1.4 million in cash and 18,518 shares of Middleby worth $0.5 million on January 5, 2009. The original warrant converted into a warrant to acquire 24,607 shares of Middleby Common Stock at a price per share of $88.38.

Our maximum exposure is an additional loss of approximately $2.8 million. However, there is no corresponding limit to the income that may be recognized due to an increase in fair value of the underlying shares.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is set forth on pages F-1 through F-33 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Exchange Act Rules 13a-15(b) or 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decision regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have determined that, during the fourth quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:

We have audited Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young

New York, New York
March 16, 2009

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for our 2009 annual meeting of stockholders (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS AND OUR FOUNDER,” “MEETINGS AND COMMITTEES OF THE BOARD — Code of Ethics” and “— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2008,” “EXECUTIVE COMPENSATION AGREEMENTS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008,” “OPTION EXERCISES AND STOCK VESTED DURING 2008,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

				Number of
				Securities
	Number of			Remaining Available
	Securities to be			for Future Issuance
	Issued upon		Weighted-Exercise	Under Equity
	Exercise of		Price of	Compensation Plans
	Outstanding		Outstanding	(Excluding
	Options, Warrants		Options, Warrants	Securities
Plan Category	and Rights		and Rights	Reflected in Column

Equity Compensation plans approved by security holders:
Options (1)	4,388,891		$11.90	n/a
Restricted shares (2)	1,187,931	(3)	n/a	n/a

Total	5,576,822		n/a	8,548,459	(4)
Equity Compensation plans not approved by security holders:
Warrants	416,667	(5)	$12.59	n/a

Total	5,993,489		n/a	n/a

(1)	We adopted and made grants under the MSLO LLC Nonqualified Class A LLC Unit/Stock Option Plan in November 1997 (the “1997 Plan”). In connection with our initial public offering, the 509,841 LLC unit options then outstanding were converted into options to purchase 1,997,374 shares of the Class A Common Stock. All options granted under the 1997 Plan have now vested. In connection with the 1997 Plan, Ms. Stewart periodically returns to us a number of shares of Class B Common Stock beneficially owned by her, corresponding, on a net treasury basis, to the number of option exercises under this plan during the relevant period. Under the net treasury method, we subtract from the number of shares resulting from each option exercise the number of shares we could purchase, at the then-current market price, with dollars equal to the option proceeds from such exercise and the value of the tax benefit we receive from the exercise. Ms. Stewart returns to us a number of shares of our Class B Common Stock equal to the sum of the results of these calculations for the relevant period. No options remain outstanding under the 1997 Plan and no further awards will be made from the 1997 Plan.
(2)	The Company routinely issues restricted stock as equity compensation pursuant to the terms of its equity compensation plans. As a result, the table includes data with respect to shares of restricted stock that have been granted to more fully illustrate the balances under its equity compensation plans.
(3)	200,000 restricted shares included in this figure are subject to market condition vesting criteria.
(4)	Represents total number of shares reserved for issuance under the Omnibus Stock and Option Compensation Plan, less options and restricted stock issued under this plan, plus any forfeited awards and tax shares returned to such plans. There are no shares available for issuance under the 1997 Plan.
(5)	Warrant to purchase 833,333 shares was exercised in part in January 2007. The 416,666 shares represented by the remainder of this warrant became fully vested in July 2007.

The information required by this Item regarding beneficial ownership of our equity securities is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “MEETING AND COMMITTEES OF THE BOARD — Corporate Governance” and is hereby incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement under the caption “AUDIT FEES” and is hereby incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Schedules: See page F-1 of this Annual Report on Form 10-K.

(3) Exhibits:

Exhibit
Number		Exhibit Title

2.1	—	Asset Purchase Agreement dated as of February 19, 2008 among Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III, as the Sellers, and Martha Stewart Living Omnimedia, Inc. and MSLO Shared IP Sub LLC, as the Buyers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 19, 2008).
3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, File Number 333-84001 (the “Registration Statement”)).
3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008 (“June 2008 10-Q”)).
4.1	—	Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2006 (“September 30, 2006 10-Q”)).
10.1†	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.
10.1.1†	—	Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)) as amended by Exhibits 10.1.2 and 10.1.3.
10.1.2†	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)) as amended by Exhibit 10.1.3.
10.1.3†	—	Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).
10.2†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.2.1.
10.2.1†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).
10.3†	—	Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (incorporated by reference to the Registration Statement).
10.4	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.8 to the Registration Statement) as amended by Exhibit 10.4.1.
10.4.1	—	Letter Agreement dated September 17, 2004 between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file number 001-15395) filed on September 23, 2004 (“September 23, 2004 8-K”)).
10.5	—	Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement).
10.6	—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement).
10.7	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.7.1 and 10.7.2.
10.7.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999) as amended by Exhibit 10.7.2.

Exhibit
Number		Exhibit Title

10.7.2		Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).
10.8	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2001(the “June 2001 10-Q”)).
10.9	—	License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the June 2001 10-Q) as amended by Exhibit 10.9.1.
10.9.1	—	Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2004).
10.10†	—	Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2000) as amended by Exhibits 10.10.1 and 10.10.2.
10.10.1†	—	Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2001) as amended by Exhibit 10.10.2.
10.10.2†	—	Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.14.3 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2002).
10.11†	—	Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.1 to September 23, 2004 8-K) as amended by Exhibit 10.11.1.
10.11.1*†	—	First Amendment, dated as of December 23, 2008, to the Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.
10.12	—	Intangible Asset License Agreement dated as of June 13, 2008 between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our June 2008 10-Q).
10.13†	—	Stock Option Agreement dated as of November 11, 2004, between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to Exhibit 99.3 to the November 16, 2004 8-K).
10.14†	—	2005 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 6, 2005).
10.15†	—	Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Inventive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).
10.16†	—	Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2005).
10.17†	—	Employment Agreement dated as of July 24, 2006, between Martha Stewart Living Omnimedia, Inc. and Howard Hochhauser (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file number 001-15395) filed on July 26, 2006).
10.18	—	Warrant Registration Rights Agreement dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to Exhibit 10.3 to our September 30, 2006 10-Q).
10.19†	—	Bonus Conversion Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2007).
10.20†	—	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file number 001-15395) filed on February 27, 2007).
10.21†	—	Employment Agreement dated as of October 1, 2007 between Martha Stewart Living Omnimedia, Inc. and Gregory Barton (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2007, (the “2007 10-K”)).

Exhibit
Number		Exhibit Title

10.22†	—	2008 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2007 (“September 2007 10-Q”)).
10.23	—	Publicity Rights Agreement dated as of April 2, 2008 by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).
10.24	—	Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.6 to our March 2008 10-Q).
10.25	—	Pledge Agreement dated as of April 4, 2008 by and among Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to our March 2008 10-Q).
10.26**	—	Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2008 (“September 2008 10-Q”)).
10.27	—	Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q).
10.28	—	Registration Rights Agreement dated as of April 2, 2008 by and among Martha Stewart Living Omnimedia, Inc., Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).
10.29†	—	New Director Compensation Program as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to our June 2008 10-Q).
10.30†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).
10.31†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).
10.32†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to our May 20, 2008 8-K).
10.33†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).
10.34†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).
10.35†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).
10.36†	—	Separation Agreement dated as of June 10, 2008 between Martha Stewart Living Omnimedia, Inc. and Susan Lyne (incorporated by reference to Exhibit 10.8 to our June 2008 10-Q).
10.37†	—	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our September 2008 10-Q).
10.38†	—	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.3 to our September 2008 10-Q).
10.39†	—	Employment Agreement dated as of September 17, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.4 to our September 2008 10-Q).
10.40†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.5 to our September 2008 10-Q).
10.41†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.6 to our September 2008 10-Q).

Exhibit
Number		Exhibit Title

10.42†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.7 to our September 2008 10-Q).
10.43†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.8 to our September 2008 10-Q).
10.44†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.9 to our September 2008 10-Q).
10.45†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.10 to our September 2008 10-Q).
10.46*†	—	Martha Stewart Living Omnimedia, Inc. Director Deferral Plan.
10.47*†	—	Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan Deferral Election Form dated July 1, 2004 and Clarification dated December 23, 2008 between Martha Stewart Living Omnimedia, Inc. and Michael Goldstein.
10.48†	—	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 6, 2009).
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 27, 2007).
21*	—	List of Subsidiaries.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  indicates management contracts and compensatory plans
*  indicates filed herewith

**	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the New York Stock Exchange Listed Company Manual requires the Principal Executive Officer of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. Our Principal Executive Officer submitted the required certification without qualification to the NYSE as of May 2008. In addition, the certifications of the Principal Executive Officer and the Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 Certifications”) with respect to our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ Charles Koppelman
Name:     Charles Koppelman

Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Charles Koppelman Charles Koppelman	Principal Executive Officer & Executive Chairman of the Board

/s/ Allison Jacques Allison Jacques	Principal Financial and Accounting Officer

/s/ Charlotte Beers Charlotte Beers	Director

/s/ Michael Goldstein Michael Goldstein	Director

/s/ Arlen Kantarian Arlen Kantarian	Director

/s/ William Roskin William Roskin	Director

/s/ Todd Slotkin Todd Slotkin	Director

Each of the above signatures is affixed as of March 16, 2009.

(This page has been left blank intentionally.)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, Martha Stewart Living Omnimedia Inc. adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

New York, New York
March 16, 2009

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands except share and per share data)

	2008	2007	2006

REVENUES
Publishing	$163,540	$183,727	$156,559
Merchandising	57,866	84,711	69,504
Internet	15,576	19,189	15,775
Broadcasting	47,328	40,263	46,503

Total revenues	284,310	327,890	288,341

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	136,709	154,921	138,213
Selling and promotion	71,504	89,179	74,190
General and administrative	69,632	68,514	70,173
Depreciation and amortization	7,973	7,562	8,598
Impairment charge	9,349	–	–

Total operating costs and expenses	295,167	320,176	291,174

OPERATING (LOSS)/INCOME	(10,857)	7,714	(2,833)
Interest income, net	490	2,771	4,511
Other income/expense	–	432	(17,090)
Loss on equity securities	(2,221)	–	–
Loss in equity interest	(763)	–	–

(LOSS)/INCOME BEFORE INCOME TAXES	(13,351)	10,917	(15,412)
Income tax provision	(2,314)	(628)	(838)

(LOSS)/INCOME FROM CONTINUING OPERATIONS	(15,665)	10,289	(16,250)

Loss from discontinued operations	–	–	(745)

NET (LOSS)/INCOME	$(15,665)	$10,289	$(16,995)

(LOSS) / INCOME PER SHARE
Basic and diluted - (loss)/income from continuing operations	$(0.29)	$0.20	$(0.32)
Basic and diluted - Loss from discontinued operations	–	–	(0.01)

Basic and diluted - Net (loss)/income	$(0.29)	$0.20	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	53,360	52,449	51,312
Diluted	53,360	52,696	51,312
DIVIDENDS PER COMMON SHARE	n/a	n/a	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(in thousands except share and per share data)

	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,204	$30,536
Short — term investments	9,915	26,745
Accounts receivable, net	52,500	94,195
Inventory	6,053	4,933
Deferred television production costs	4,076	5,316
Income taxes receivable	40	513
Other current assets	3,712	3,921

Total current assets	126,500	166,159

PROPERTY, PLANT AND EQUIPMENT, net	14,422	17,086
GOODWILL AND OTHER INTANGIBLE ASSETS, net	93,312	53,605
INVESTMENTS IN EQUITY INTEREST, net	5,749	–
OTHER NONCURRENT ASSETS	21,302	18,417

Total assets	$261,285	$255,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,877	$27,425
Accrued payroll and related costs	7,525	13,863
Income taxes payable	142	1,246
Current portion of deferred subscription revenue	22,597	25,578
Current portion of other deferred revenue	7,582	5,598

Total current liabilities	65,723	73,710

DEFERRED SUBSCRIPTION REVENUE	6,874	9,577
OTHER DEFERRED REVENUE	13,334	14,482
LOAN PAYABLE	19,500	–
DEFERRED INCOME TAX LIABILITY	1,854	–
OTHER NONCURRENT LIABILITIES	3,005	1,969

Total liabilities	110,290	99,738

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,204 and 26,738 shares outstanding in 2008 and 2007, respectively	282	267
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,690 and 26,722 shares outstanding 2008 and 2007, respectively	267	267
Capital in excess of par value	283,248	272,132
Accumulated deficit	(132,027)	(116,362)

	151,770	156,304
Less Class A treasury stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	150,995	155,529

Total liabilities and shareholders’ equity	$261,285	$255,267

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Class A		Class B					Class A
	Common Stock		Common Stock				Accumulated	Treasury Stock
					Capital in		Other
					excess of	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	par value	Deficit	Loss	Shares	Amount	Total

Balance at January 1, 2006	24,882	$249	26,873	$269	$242,770	$(81,882)	$–	(59)	$(775)	$160,631
Net loss	–	–	–	–	–	(16,995)	–	–	–	(16,995)
Conversion of shares	–	–	–	–	–	–	–	–	–	–
Shares returned on net treasury basis	–	–	(82)	(1)	1	–	–	–	–	–
Issuance of shares in conjunction with stock options exercises	151	1	–	–	1,582	–	–	–	–	1,583
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	332	3	–	–	(794)	–	–	–	–	(791)
Common stock dividends	–	–	–	–	–	(26,934)	–	–	–	(26,934)
Issuance of shares in conjunction with warrant exercises	744	8	–	–	–	–	–	–	–	8
Equity charge associated with common stock warrant	–	–	–	–	2,261	–	–	–	–	2,261
Non-cash equity compensation	–	–	–	–	11,194	–	–	–	–	11,194

Balance at December 31, 2006	26,109	261	26,791	268	257,014	(125,811)	–	(59)	(775)	130,957
Net income	–	–	–	–	–	10,289	–	–	–	10,289
Cumulative effect of adoption of FIN 48	–	–	–	–	–	(840)	–	–	–	(840)
Shares returned on a net treasury basis	–	–	(69)	(1)	1	–	–	–	–	–
Issuance of shares in conjunction with stock options exercises	91	1	–	–	307	–	–	–	–	308
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	384	4	–	–	(3,434)	–	–	–	–	(3,430)
Issuance of shares in conjunction with warrant exercises	154	1	–	–	–	–	–	–	–	1
Equity charge associated with common stock warrant	–	–	–	–	5,530	–	–	–	–	5,530
Non-cash equity compensation	–	–	–	–	12,714	–	–	–	–	12,714

Balance at December 31, 2007	26,738	267	26,722	267	272,132	(116,362)	–	(59)	(775)	155,529
Comprehensive loss:
Net loss	–	–	–	–	–	(15,665)	–	–	–	(15,665)
Other comprehensive loss:
Unrealized loss on investment	–	–	–	–	–	–	(1,129)	–	–	(1,129)
Realized loss on investment	–	–	–	–	–	–	1,129	–	–	1,129

Total comprehensive loss	–	–	–	–	–	–	–	–	–	(15,665)

Shares returned on a net treasury basis	–	–	(32)	–	–	–	–	–	–	–
Issuance of shares in conjunction with stock options exercises	6	–	–	–	44	–	–	–	–	44
Issuance of shares of restricted stock, net of cancellations and tax withholdings	1,460	15	–	–	2,801	–	–	–	–	2,816
Non-cash equity compensation	–	–	–	–	8,271	–	–	–	–	8,271

Balance at December 31, 2008	28,204	$282	26,690	$267	$283,248	$(132,027)	$–	(59)	$(775)	$150,995

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(15,665)	$10,289	$(16,995)
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Non-cash revenue	(2,502)	–	–
Depreciation and amortization	7,973	7,562	8,598
Amortization of deferred television production costs	21,478	21,029	25,324
Impairment of intangibles	9,349	–	–
Non-cash equity compensation	8,526	19,118	13,811
Deferred income tax expense	1,854	–	–
Loss in equity interest	763	–	–
Loss on equity securities	2,221	–	–
Other non-cash charges	815	–	–
Changes in operating assets and liabilities	6,758	(46,263)	(36,449)

Net cash provided by/(used in) operating activities	41,570	11,735	(5,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(46,310)	–	–
Investments in equity interest	(6,512)	–	–
Capital expenditures	(2,864)	(5,032)	(8,342)
Purchases of short-term investments	(9,915)	(186,210)	(189,755)
Sales of short-term investments	26,745	194,786	238,222
Investment in other non-current assets	–	(10,150)	–

Net cash provided by/(used in) investing activities	(38,856)	(6,606)	40,125

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(719)	–	–
Proceeds from long-term debt	30,000	–	–
Repayment of long-term debt	(10,500)	–	–
Dividends paid	–	–	(26,101)
Proceeds from exercise of stock options	44	308	750
Issuance of stock, warrants and restricted stock, net of cancellations and tax liabilities	(1,871)	(3,429)	(784)

Net cash provided by/(used in) financing activities	16,954	(3,121)	(26,135)

Net increase in cash	19,668	2,008	8,279
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,536	28,528	20,249

CASH AND CASH EQUIVALENTS, END OF YEAR	$50,204	$30,536	$28,528

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of business financed by stock issuance	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions except share data and where noted)

1. THE COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading provider of original “how to” content and products for homemakers and other consumers. The Company’s business segments are Publishing, Merchandising, Internet and Broadcasting. The Publishing segment primarily consists of the Company’s operations related to its magazines and books. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income, as well as operations relating to direct-to-consumer floral business and sales of digital photo products. The Internet segment comprises the website marthastewart.com, marthastewartweddings.com and wholeliving.com. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming that airs in syndication and on cable, and also those related to its satellite radio channel on Sirius.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly owned subsidiaries. Equity investments over which the Company exercises significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. This method requires the Company’s equity investment to be adjusted each reporting period to reflect the Company’s share in the investee’s income or losses. Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

Short-term Investments

Short-term investments include investments that have maturity dates in excess of three months on the date of acquisition. Unrealized gains/losses were insignificant in 2007 and 2008 (see Note 3).

Revenue Recognition

The Emerging Issues Task Force (“EITF”) reached a consensus in May 2003 on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) which became effective for revenue arrangements starting in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in EITF 00-21 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, if the Company is unable to put forth vendor specific objective evidence required under EITF 00-21 to determine the fair value of each deliverable, then the Company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue will be recognized as the earnings process is completed.

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

Television advertising revenues are recognized when the related commercial is aired and are recorded net of agency commission, estimated reserves for television audience underdelivery and, for season 2 of “The Martha Stewart Show,” NBC distribution fees. In lieu of license fees, the Company gained additional advertising inventory beginning in the third season. Therefore, season 3 and season 4 revenues are reported net of only the agency commission and estimated reserves for television audience underdelivery. Television product placement revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement. Internet advertising revenues based on the sale of impression-based advertisements are recorded in the period in which the advertisements are served.

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

Inventory

Inventory consisting of paper is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Television Production Costs

Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. The Company bases its estimates on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lease term or, if shorter, the estimated useful lives of the related assets.

Costs incurred to develop the Company’s website are required to be capitalized and amortized over the estimated useful life of the website in accordance with EITF 00-2, “Accounting for Web Site Development Costs” and Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For the year ended 2008 and 2007, the Company capitalized $0.3 million and $1.2 million, respectively, of costs associated with the website development. These capitalized costs will be amortized over the useful life of the website.

The useful lives of the Company’s assets are as follows:

Studio sets	2 years
Furniture, fixtures and equipment	3 – 5 years
Computer hardware and software	3 – 5 years
Leasehold improvements	life of lease

Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying amount of goodwill for each segment during each fiscal year:

	Carrying Value			Carrying Value at
	at December 31,	Acquisition of	Impairment	December 31,
(In thousands)	2006 and 2007	business	charge	2008

Publishing	$53,105	$-	$(8,849)	$44,256
Merchandising	-	510	-	510
Broadcasting	-	340	-	340

Total	$53,105	$850	$(8,849)	$45,106

The Company reviews goodwill for impairment by applying a fair-value based test annually, or more frequently if events or changes in circumstances warrant, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus making the second step in impairment testing unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. The Company considered the income, market and cost approaches in arriving at its indicators of fair value. The

Company relied on the income and market approaches to arrive at its valuation conclusion. The cost approach was viewed as the floor for the value of the reporting units and was calculated based on the book value of working capital. The income approach was given greater weight than the market approach due to the lack of strongly comparable companies, the significant fluctuations in the financial markets and the lack of recently comparable transactions. The material assumptions used for the income approach were the forecasted revenue growth by reporting unit, as well as the discount rate and long-term growth rate. The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analyses. For the market approach, the material assumptions were financial data for comparable companies, adjusted for differences in size, diversification and profitability. In addition, the Company reconciled the sum of the fair values of the reporting units to the total market capitalization of the Company. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market, and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, it may record additional impairment charges in the future.

As a result of the annual test in connection with the preparation of this Annual Report on Form 10-K, the Company determined that the carrying amount of the Body & Soul properties reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of approximately $8.8 million in 2008. The fair value of the Body & Soul reporting unit was calculated using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. The estimates resulted from updated financial forecasts which reflect the Company’s updated market view, business model revisions, and lower spending levels. The Company evaluated the impact of these revised forecasts on its view of the Body & Soul reporting unit and determined that a write-off of the goodwill was appropriate. For the years ended December 31, 2007 and 2006, no impairment charges were deemed necessary.

Intangible assets

The components of intangible assets as of December 31, 2008 are set forth in the schedule below, and are reported within the Publishing, Merchandising and Broadcasting:

	Balance at
	December 31,	Acquisition of	Amortization	Impairment	Balance at
(in thousands)	2006 and 2007	business	expense	charge	December 31, 2008

Trademarks	$500	$45,200	$-	$(500)	$45,200
Other intangibles	900	5,260	-	-	6,160
Accumulated amortization — other intangibles	(900)	-	(2,254)	-	(3,154)

Total	$500	$50,460	$(2,254)	$(500)	$48,206

The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Using the Company’s best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value. The Company evaluates intangible assets with finite useful lives by individual magazine title or other applicable property, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not specific to certain magazine titles or properties at a consolidated entity or segment reporting unit level, as appropriate.

In the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $0.5 million for the write down of intangible assets in the Publishing business segment related to the 2004 acquisition of the Body & Soul properties. For the years ended December 31, 2007 and 2006, no impairment charges were deemed necessary.

Investments in Equity Interest

In the first quarter of 2008, the Company entered into a series of transactions with WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. In exchange for a cash payment from the Company of $5.0 million, the Company acquired approximately 43% of the equity in WeddingWire. The Company also entered into a commercial agreement related to software and content licensing, and media sales. The transaction has been accounted for using the equity method. Accordingly, the Company allocated $0.6 million of the purchase price to intangible assets related to the commercial agreement and the remaining $4.4 million to investment in equity interest. The intangible asset was determined to have a life of three years and is being amortized accordingly. The Company records its proportionate share of the GAAP results of WeddingWire one quarter in arrears within the loss in equity interest on the condensed consolidated statement of operations.

In the fourth quarter of 2008, the Company entered into an agreement with pingg, an online invitation and event management site. In exchange for a cash payment of $2.2 million, the Company acquired approximately 21% percent of the equity in pingg. The Company also entered into a commercial agreement related to software. The Company will record its proportionate share of the GAAP results of pingg one quarter in arrears beginning in the first quarter of 2009.

Investments in Other Non-Current Assets

The Company has certain investments that are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over those investees. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, records these investments at their fair values with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income/(loss). If a decline in fair value is judged to be other than temporary, the cost basis of the security will be written down to fair value and the amount of the write down will be accounted for as a realized loss, included in earnings.

In August 2007, as part of a transaction led by GTCR Golder Rauner, the Company invested $10.2 million ($10 million in cash and $0.2 million in related acquisition costs) in exchange for Class A Preferred and Common Units in United Craft MS Brands, LLC (“United Craft”), a holding company of the newly combined entity, Wilton Products Inc., which owns EK Success, Wilton Industries, and Dimensions Holding. The investment gives the Company a 3.8% ownership interest in United Craft, which the Company records as a cost method investment.

At the time of the August investment, and in connection with the acquisition by United Craft of Wilton Industries and Dimensions Holding, the Company modified the terms of its existing agreement with United Craft. In 2006, the Company had entered into a licensing relationship with United Craft and its affiliates, including EK Success, for the creation, marketing and sale of paper-based craft products. In connection with that initial license, the Company received a deeply subordinated equity interest in United Craft represented by Class M Common Units. The Company’s ability to realize value from that subordinated equity interest was contingent on, among other matters, majority stockholders receiving a specified rate of return in respect of their senior securities. Pursuant to the August amendment to the existing agreement, the proportionate size of the Company’s subordinated interest in the equity of United Craft was reduced and the requisite hurdle rate for the senior equity was reduced as well. Consistent with the accounting treatment of the original subordinated equity interest in United Craft, the Company valued the Class M Common Units and recorded the amount as deferred revenue in the Merchandising segment. The Company engaged an external valuation services firm to value the investment, and finalized, in the fourth quarter of 2007, the fair value of the Class M Common Units as $2.6 million.

In 2007, concurrently with the investment agreement, the Company entered into an additional licensing agreement with Wilton Industries. During 2008 and 2007, the Company recognized royalties from the initial 2006 agreement with EK Success. Royalties from Wilton Industries are not expected to be generated until the launch of the licensed products at a future date.

During the second quarter of 2008, the Company entered into a three-year agreement with TurboChef Technologies, Inc. (“TurboChef”) to provide intellectual property and promotional services in exchange for $10 million. In lieu of cash consideration, TurboChef provided initial compensation in 2008 in the form of 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock for an aggregate fair value of approximately $5 million. In addition, in each of the second and third years of this agreement, the Company will receive $2.5 million of TurboChef stock or cash, at TurboChef’s option. Total consideration for this agreement will be recognized on a straightline basis over the three-year term.

In accordance with SFAS No. 115 the TurboChef shares are considered available-for-sale-securities and are recorded at fair value each quarter, with adjustments recorded in other comprehensive income. As of December 31, 2008, the fair market value of TurboChef shares of $1.9 million was below our actual carrying value. The Company determined that the decrease in fair market value of these shares was other than temporary and accordingly, the Company recognized a charge in the amount of $1.1 million which was recorded in other expense in the statement of operations.

The warrant meets the definition of a derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is marked to market each quarter with the adjustment recorded in other income or other expense. For the year ended December 31, 2008, we recorded a $1.1 million loss in other expense in the statement of operations.

Non-cash amounts related to this agreement have been appropriately adjusted in the cash flows from operating activities in the statement of cash flows.

On January 5, 2009, the Middleby Corporation completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares will receive a combination of $3.67 in cash and 0.0486 Middleby shares of common stock per TurboChef share. The consideration upon acquisition would equate to $1.9 million which represents $1.4 million in cash and 18,518 shares of Middleby worth $0.5 million on January 5, 2009. The original warrant converted into a warrant to acquire 24,607 shares of Middleby Common Stock at a price per share of $88.38.

Advertising Costs

Advertising costs, consisting primarily of direct-response advertising, are expensed in the period incurred.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock. For the years ended December 31, 2008, 2007, and 2006, the shares subject to options, the warrant, and restricted stock awards that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 5,858,784, 2,276,622 and 3,404,478 with weighted average exercise prices of $6.83, $15.43, and $18.45, respectively.

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

Equity Compensation

See Note 9, “Employee and Non-Employee Benefit and Compensation Plans,” for discussion of equity compensation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact to the Company’s consolidated financial position, cash flows and results of operations upon adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities as deferred by this FSP.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Revised) (“SFAS 141(R)”). SFAS 141(R) replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. SFAS 141(R) requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. SFAS 141(R) will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, SFAS 141(R) will require payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the Company beginning January 1, 2009, with earlier adoption prohibited. These standards will change the Company’s accounting treatment for business combinations on a prospective basis. These standards will have no impact on the previous acquisitions recorded by the Company in the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in 2009.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents at December 31, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007

Cash	$22,790	$19,469
Money market funds	27,414	11,067

Total cash and cash equivalents	$50,204	$30,536

As of December 31, 2008, short-term investments consisted solely of U.S. government and agency securities.

The Company’s short-term investments are accounted for as available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at cost, which approximates fair market value; therefore the Company has no unrealized gains or losses from these investments.

Short-term investments at December 31, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007

Municipal debt securities	$–	$19,586
Auction rate securities	–	2,875
Corporate debt securities	–	4,284
U.S. government and agency securities	9,915	–

Total short-term investments	$9,915	$26,745

All income generated from short-term investments is recorded as interest income.

4.	ACCOUNTS RECEIVABLE, NET

The components of accounts receivable at December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007

Advertising	$38,656	$42,828
Licensing	13,390	50,111
Other	3,825	6,061

	55,871	99,000
Less: reserve for credits and uncollectible accounts	3,371	4,805

	$52,500	$94,195

As of December 31, 2008 and 2007, accounts receivable from Kmart were approximately $5.9 million and $45.1 million, respectively, primarily related to the true-up payment due to the minimum guaranteed royalty for the applicable year. Payment of such respective receivables was received by the Company in the first quarter of the following year, prior to the respective filings of the Annual Report on Form 10-K for the applicable period.

5.	INVENTORY

Inventory is comprised of paper, and was valued at $6.1 million and $4.9 million at December 31, 2008 and 2007, respectively. Cost is determined using the first in, first out (FIFO) method.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment at December 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007

Studios and equipment	$4,202	$4,202
Furniture, fixtures and equipment	10,845	10,518
Computer hardware and software	27,090	25,956
Leasehold improvements	28,672	27,279

Total Property, Plant and Equipment	70,809	67,955
Less: accumulated depreciation and amortization	56,387	50,869

Net Property, Plant and Equipment	$14,422	$17,086

Depreciation and amortization expenses related to property, plant and equipment were $5.5 million, $7.6 million and $8.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

7.	CREDIT FACILITIES

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, the Company is required to satisfy certain debt covenants, with which the Company was in compliance as of December 31, 2008. The Company had no outstanding borrowings under this facility as of December 31, 2008 and had letters of credit of $2.7 million.

The Company entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. The loan was originally secured by cash collateral of $28.5 million. In the third quarter of 2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business that were acquired by the Company. Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the third quarter of 2008, in addition to the Company’s quarterly payment on September 30, 2008, the Company prepaid $4.5 million in principal representing the amounts due on December 31, 2008, March 31, 2009 and June 30, 2009. During the fourth quarter of 2008, the Company prepaid $3.0 million in principal representing the amounts due on September 30, 2009, and December 31, 2009. Accordingly, the loan payable is classified as a non-current liability as of December 31, 2008. The interest rate on the loan is a floating rate of 1-month LIBOR plus 2.85%. The Company expects to pay the principal installments and interest expense with cash from operations.

The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of December 31, 2008, the Company was in compliance with all the financial covenants. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at December 31, 2008

Tangible Net Worth	Greater than $40.0 million
Funded Debt to EBITDA (a)	Less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Greater than 2.75
Quick Ratio	Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the loan agreement.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.

The loan agreement also contains a variety of other customary affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms in the ordinary course of business, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit the Company to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing the Company’s stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and the Company would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and the Company would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that the Company can carry over any unspent amount to any subsequent fiscal year (but in no event may the

Company make more than $15 million in capital expenditures in any fiscal year); sell one of the Company’s investments (or any asset the Company might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of the Company’s consolidated shareholders’ equity, provided the Company receives at least 75% of the consideration in cash.

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

In late July 2006, the Company’s Board of Directors declared a one-time special dividend of $0.50 per share for a total value of $26.9 million. During September 2006, the Company paid $26.1 million in dividends and reduced the aggregate exercise price under certain warrants by an aggregate of $0.8 million on account of the dividend.

9.	EMPLOYEE AND NON-EMPLOYEE BENEFIT AND COMPENSATION PLANS

Retirement Plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the Internal Revenue Code ($0.02 million in 2008, 2007 and 2006), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions totaled approximately $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In April 2008, the Company’s Board of Directors adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “New Stock Plan”), which was approved by the Company’s stockholders at the Company’s 2008 annual meeting in May 2008. The New Stock Plan has 10,000,000 shares of Class A Common Stock available for issuance. The New Stock Plan replaced the 1999 Option Plan and Non-Employee Director Plan (together, the “Prior Plans”), which together had an aggregate of approximately 1,850,000 shares still available for issuance. Therefore, the total net effect of the replacement of the Prior Plans and adoption of the New Stock Plan was an increase of approximately 8,150,000 shares of Class A Common Stock available for issuance under the Company’s stock plans.

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

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R, “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method. Compensation cost recognized in the years ended December 31, 2008, 2007, and 2006 includes the relevant portion (the amount vesting in the respective periods) of share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model.

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

Stock Options and Warrants

Options which were issued under the 1999 Option Plan were granted with an exercise price equal to the closing price of Class A Common Stock on the most recent prior date for which a closing price is available, without regard for after-hours trading. Options granted under the New Stock Plan are granted with an exercise price equal to the closing price of the Class A Common Stock on the date of grant. Stock options have an exercise term not to exceed 10 years. The Compensation Committee determines the vesting period for the Company’s stock options. Generally, employee stock options vest ratably on each of either the first three or four anniversaries of the grant date. Non-employee director options are subject to various vesting schedules ranging from one to three years from the grant date. The vesting of certain option awards to non-employees is generally contingent upon the satisfaction of various milestones. Employee option awards usually do not provide for accelerated vesting upon retirement, death, or disability unless otherwise provided in the applicable award agreement. Severance of a participant covered by the Martha Stewart Living Omnimedia, Inc. 2008 Executive Severance Plan

also triggers accelerated vesting of that participant’s equity awards unless otherwise provided in the applicable award agreement.

Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of the Company’s consolidated statements of operations. For the years ended December 31, 2008, 2007, and 2006, the Company recorded non-cash equity compensation expense of $8.5 million, $19.1 million, and $13.8 million, respectively. In 2006 and 2005, the Company capitalized $0.2 million and $1.3 million, respectively, of non-cash equity compensation which was issued in connection with the execution of certain licensing agreements. Accordingly, the value of the shares is amortized to non-cash equity compensation expense as revenues are recognized. As of December 31, 2008, capitalized non-cash equity compensation was $0.4 million.

As of December 31, 2008, there was $5.4 million of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of approximately 2.5 years.

The intrinsic values of options exercised during the years ended December 31, 2008 and 2007 were not significant. The total cash received from the exercise of stock options for the years ended December 31, 2008 and 2007 was $0.1 million and $0.3 million respectively, and is classified as financing cash flows.

During 2008, the Company issued options for 2,700,000, 50,000 and 887,234 shares of Class A Common Stock under the 1999 Option Plan, the Non-Employee Director Plan, and the New Stock Plan, respectively. The fair value of non-employee contingent awards where vesting restrictions lapsed in 2008 was estimated on the date when vesting provisions lapsed, using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rates	3.3% - 3.7%	3.5% - 5.1%	4.5% - 5.2%
Dividend yields	Zero	Zero	Zero
Expected volatility	45.5% - 47.8%	32.9% - 41.5%	35.5% - 65.7%
Expected option life	7.1 - 7.5 years	4.6 - 8.4 years	2.5 - 9.5 years
Average fair market value per option granted	$2.00 - $2.55	$2.89 - $13.32	$7.29 - $14.59

Note: This table represents a blend of assumptions including the Company’s 2006 updated volatility for those options that are priced when vesting provisions lapse.

Changes in outstanding options under the 1999 Option Plan and the Non-Employee Director Plan during the years ended December 31, 2008 and 2007 were as follows:

	Number of shares	Weighted
	subject to	average
	options	exercise price

Outstanding as of December 31, 2006	1,723,350	$18.70
Granted	52,500	18.09
Exercised	(40,650)	6.87
Cancelled	(12,000)	12.05

Outstanding as of December 31, 2007	1,723,200	$19.01
Granted	2,750,000	7.05
Exercised	(6,425)	6.78
Cancelled	(935,384)	7.71

Outstanding as of December 31, 2008	3,531,391	$12.71

Options exercisable at December 31, 2008	1,636,391	$19.26
Equity available for grant at December 31, 2008 after deducting restricted stock outstanding	–

Changes in outstanding options under the New Stock Plan during the year ended December 31, 2008 are as follows:

	Number of shares	Weighted
	subject to	average
	options	exercise price

Outstanding as of December 31, 2007	–	–
Granted	865,000	8.56
Exercised	0	0
Cancelled	(7,500)	9.09

Outstanding as of December 31, 2008	857,500	$8.55

Options exercisable at December 31, 2008	–	–
Equity available for grant at December 31, 2008 after deducting restricted stock outstanding	8,548,459

The following table summarizes information about the shares subject to stock options outstanding under the Company’s option plans as of December 31, 2008:

		Shares Subject to		Shares Subject to
		Options Outstanding		Options Exercisable
	Weighted
	Average
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of Exercise Price	Life in	Number	Exercise	Number	Exercise
Per Share	Years	Outstanding	Price	Exercisable	Price

$0.60	0	0	$0	0	$0
$6.78-$10.61	2.5	2,959,667	7.59	207,167	8.44
$14.90-$15.75	2.1	13,725	15.37	13,725	15.37
$15.90	3.1	150,000	15.9	150,000	15.90
$16.45-$18.90	4.7	683,699	18.46	683,699	18.46
$19.92-$26.25	5.9	231,300	20.92	231,300	20.92
$26.56-$33.75	4.0	350,500	27.71	350,500	27.71

$0.60-$33.75	3.2	4,388,891	$11.90	1,636,391	$19.26

Restricted Stock

Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is generally expensed ratably over the restriction period, typically ranging from three to four years. Restricted stock expense for the three months ended December 31, 2008 and 2007 was $1.7 million and $3.3 million, respectively. Restricted stock expense for the years ended December 31, 2008 and 2007 was $6.8 million and $11.9 million, respectively.

Included in restricted stock expense for the year ended December 31, 2008 is $0.1 million which represents amortization of 200,000 shares that are subject to market condition vesting terms. These shares were granted to Mr. Koppelman pursuant to his September 2008 employment agreement.

A summary of the Company’s 1999 Option Plan nonvested restricted stock shares as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value

Nonvested at December 31, 2007	961,364	$ 17,404
Granted	583,932	4,122
Vested(1)	(725,181)	(11,390)
Forfeitures	(215,434)	(2,724)

Nonvested at December 31, 2008	604,681	$7,412

(1)	Included in the gross shares vested during the period ended December 31, 2008 are 263,255 shares of Class A common stock which were surrendered by recipients in order to fulfill their tax withholding obligations.

The fair value of nonvested shares is determined based on the closing price of the Company’s Class A Common Stock on the day preceding grant date. The weighted-average grant date fair values of nonvested shares granted during the periods ended December 31, 2008 and 2007 were $4.1 million and $11.0 million, respectively. As of December 31, 2008, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of approximately 1 year.

A summary of the Company’s New Stock Plan nonvested restricted stock shares as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value

Nonvested at December 31, 2007	—	$—
Granted	604,750	4,978
Vested(1)	(20,000)	(56)
Forfeitures	(1,500)	(11)

Nonvested at December 31, 2008	583,250	$4,911

(1)	Included in the gross shares vested during the period ended December 31, 2008 are 8,458 shares of Class A common stock which were surrendered by recipients in order to fulfill their tax withholding obligations.

The fair value of nonvested shares is determined based on the closing price of the Company’s Class A Common Stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the twelve-months ended December 31, 2008 were $5.0 million. As of December 31, 2008, there was $4.4 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of approximately 2.5 years.

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

In March 2006, the Company entered into an agreement with an agency which provided the Company with marketing communications and consulting services. In September 2006, the Company entered into a new agreement with this agency which superseded in its entirety the March agreement. Pursuant to the new agreement, the Company granted the agency an option to purchase 60,000 shares of the Company’s Class A Common Stock under the Company’s 1999 Option Plan with an exercise price equal to $18.31 per share. Of the shares subject to the option, 30,000 vested immediately. During the first quarter of 2007, the performance criteria were achieved, and the remaining 30,000 shares subject to the option vested. For the year ended December 31, 2007, the Company recorded non-cash equity compensation expense of $0.3 million related to the shares which vested upon receipt of specified deliverables. The shares which vested in 2007 were valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate — 5.06%; dividend yield — zero; expected volatility — 35.53%; contractual life — 5 years; average fair market value per option granted — $9.76.

In January 2005, the Company entered into a consulting agreement with Charles Koppelman who was then the Vice Chairman and Director of the Company. In October 2005, the Company entered into a two-year consulting agreement with CAK Entertainment, Inc., an entity for which Mr. Koppelman serves as Chairman and Chief Executive Officer. Each of these agreements contained non-cash equity compensation terms which are further discussed in Note 11, “Related Party Transactions.”

10.	INCOME TAXES

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $68.0 million against certain deferred tax assets for 2008. In addition, the Company has recorded a net deferred tax liability of $1.8 million which is attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

The (provision)/benefit for income taxes consists of the following for the years ended December 31, 2008, 2007, and 2006:

(in thousands)	2008	2007	2006

Current Income Tax (Expense)/Benefit
Federal	$175	$64	$(399)
State and local	(80)	(165)	(77)
Foreign	(555)	(527)	(362)

Total current income tax (expense)/benefit	(460)	(628)	(838)

Deferred Income Tax Expense
Federal	(1,582)	—	—
State and local	(272)	—	—

Total deferred income tax expense	(1,854)	—	—

Income tax provision from continuing operations	$(2,314)	$(628)	$(838)

A reconciliation of the federal income tax (provision)/benefit from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2008, 2007, and 2006 is as follows:

(in thousands)	2008	2007	2006

Computed tax at the federal statutory rate of 35%	$4,673	$(3,821)	$5,655
State income taxes, net of federal benefit	(51)	(107)	(50)
Non-deductible compensation	(1,756)	(1,347)	(5,486)
Non-deductible expense	(170)	(264)	(226)
Non-deductible litigation reserve	—	—	(5,981)
Non-taxable foreign income	—	—	225
Tax on foreign income	(555)	(527)	(362)
Valuation allowance	(4,629)	5,438	5,418
Other	174	—	(31)

Provision for income taxes	$(2,314)	$(628)	$(838)

Effective tax rate	17.3%	5.8%	5.4%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007

Deferred Tax Assets
Provision for doubtful accounts	$949	$918
Accrued rent	1,131	1,170
Reserve for newsstand returns	308	926
Accrued compensation	7,067	7,531
Deferred royalty revenue	5,094	4,101
NOL/credit carryforwards	44,349	45,736
Depreciation	4,113	4,409
Amortization of intangible assets	3,149	—
Other	1,804	766

Total deferred tax assets	67,964	65,557

Deferred Tax Liabilities
Prepaid expenses	39	(199)
Amortization of intangible assets	(1,854)	(2,081)

Total deferred tax liabilities	(1,815)	(2,280)
Valuation allowance	(68,003)	(63,277)

Net Deferred Tax Asset/(Liability)	$(1,854)	$—

At December 31, 2008, the Company had aggregate federal net operating loss carryforwards of $88.0 million (before-tax), which will be available to reduce future taxable income through 2025, with the majority expiring in years 2024 and 2025. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company’s valuation allowance will be adjusted accordingly. The Company has federal and state tax credit carryforwards of $2.7 million which begin to expire in 2014.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (“FIN 48”), which establishes guidance on the accounting for uncertain tax positions. FIN 48 provides for a recognition threshold and measurement attribute as part of a two-step tax position evaluation process prescribed in FIN 48. The cumulative effect of $0.8 million for adopting FIN 48 was recorded in retained earnings as an adjustment to accumulated deficit in the opening balance as of January 1, 2007.

As of December 31, 2008 and 2007, the Company had a FIN 48 liability balance of $0.23 million and $1.3 million, respectively. Of this amount, $0.15 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.08 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of December 31, 2008 and December 31, 2007, the Company recorded $0.3 and $0.08 million of accrued interest and penalties in the statement of financial position. Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2008 and 2007.

(in thousands)	2008	2007

Gross balance at January 1	$1,038	$1,478
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	168
Reductions for tax positions of prior years	(128)	—
Settlements	(759)	(608)
Reductions due to lapse of applicable statute of limitations	—	—

Gross balance at December 31	151	1,038
Interest and penalties	75	246

Balance including interest and penalties at December 31	$226	$1,284

The Company settled various Federal, International and state income tax audits and matters consistent with the amounts previously reserved for under FIN 48. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability and interest will be reduced through cash payments of approximately $0.05 million.

11.	RELATED PARTY TRANSACTIONS

On June 13, 2008, the Company entered into an intangible asset license agreement (the “Intangible Asset License Agreement”) with MS Real Estate Management Company (“MSRE”), an entity owned by Martha Stewart. The Intangible Asset License Agreement replaced the Location Rental Agreement dated as of September 17, 2004, which expired on September 17, 2007, but which was extended by letter agreement dated as of September 12, 2007 pending negotiation of the Intangible Asset License Agreement. The Intangible Asset License Agreement is retroactive to September 18, 2007 and has a five-year term.

Pursuant to the Intangible Asset License Agreement, the Company pays an annual fee of $2 million to MSRE over the 5-year term for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and during the term of the agreement to access various real properties owned by Ms. Stewart. MSRE will be responsible, at its expense, to maintain, landscape and garden the properties in a manner consistent with past practices; provided, however that the Company will be responsible for approved business expenses associated with security and telecommunications systems and security personnel related to the properties, and will reimburse MSRE for up to $100,000 of approved and documented household expenses.

The Company also provides to, and receives from, certain personnel services associated with MSRE. For the year ended December 31, 2008, the Company reimbursed MSRE $0.3 million, and MSRE reimbursed the Company $0.1 million. As of December 31, 2007, the Company was owed $0.1 million by MSRE. During 2006, MSRE reimbursed the Company $0.4 million.

In 2001, the Company entered into a split dollar life insurance arrangement with Martha Stewart and a partnership controlled by her (the “Partnership”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole-life insurance policy insuring Ms. Stewart and owned by and benefiting the Partnership. The Company will be repaid the cumulative premium payments it has made upon the earlier of Ms. Stewart’s death or the voluntary termination of the arrangement by

Ms. Stewart out of the policies’ existing surrender value at the time of repayment. In 2002, the arrangement was amended such that the Company would not be obligated to make further premium payments unless legislation permits such payments. As of December 31, 2008 and 2007, the aggregate amount paid by the Company under this arrangement was $2.2 million, and was included in other non-current assets.

The Company has investments in several companies from which the Company derives revenues. For the period ended December 31, 2008, total revenues and expenses from these parties were $6.2 million and $0.3 million, respectively. Receivables from and payables to these parties as of December 31, 2008 were $0.6 million and $0.2 million, respectively.

The Company previously had a consulting agreement with CAK Entertainment, Inc. (“CAK Entertainment”), an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman had been Chairman of the Board and a Director of the Company since the execution of the agreement.

In July 2008, the Board of Directors of the Company appointed Mr. Koppelman as Executive Chairman and the principal executive officer of the Company. An employment agreement was executed with Mr. Koppelman in September 2008. In accordance with the employment agreement, the consulting agreement with CAK Entertainment was terminated. The balance of cash fees due to CAK Entertainment were paid and the outstanding equity awards made under the consulting contract became fully vested, which resulted in a cash charge of $1.0 million and a non-cash charge of $0.5 million in the third quarter of 2008.

As part of his services as Chairman of the Board, Mr. Koppelman receives an annual retainer of $0.1 million. In June 2007 and 2006, Mr. Koppelman was granted, in each year, 25,000 shares of the Company’s Class A Common Stock for continuing to serve as Chairman of the Board.

Related party compensation expense includes salary, bonus, and non-cash equity compensation as determined under SFAS 123R. The Company employed Martha Stewart’s sister-in-law in 2008, 2007, and 2006 for aggregate compensation of $0.2 million in 2008, $0.3 million in 2007 and $0.3 million in 2006. The Company employed Ms. Stewart’s brother-in-law in 2006 for aggregate compensation of $0.1 million. The Company employed Ms. Stewart’s daughter in 2008, 2007 and 2006 for aggregate compensation of $0.2 million, $0.3 million and $0.3 million, respectively. The Company employed Ms. Stewart’s sister for aggregate compensation of $0.1 million in 2008. The Company employed the daughter of Charles Koppelman, Chairman of the Board of the Company, in 2008, 2007 and 2006 for aggregate annual compensation of $0.1 million in each year.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities, filming locations, and equipment for terms extending through 2018 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $12.5 million, $11.5 million, and $12.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The lease agreements may be subject in some cases to renewal options, early termination options or escalation clauses.

The following is a schedule of future minimum payments under operating leases at December 31, 2008, including amounts related to the discontinued operations of The Wedding List business (see Note 16):

Operating
(in thousands)	Leases

2009	$15,045
2010	9,158
2011	6,243
2012	6,487
2013	7,125
Thereafter	31,192

Total minimum lease payments	$75,250

Legal Matters

In April 2008, a complaint was filed against the Company and 23 other defendants in the United States District Court for the Eastern District of Texas, captioned Datatern, Inc. v. Bank of America Corp. et al. (No. 5-08CV-70). The complaint alleges that each defendant is directly or indirectly infringing a United States patent (No. 5,937,402) putatively owned by plaintiff, through alleged use on websites of object oriented source code to employ objects that are populated from a relational database, and seeks injunctive relief and money damages. The Company recently executed a settlement agreement and expects the court to dismiss the action against us in the very near future.

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

The Company is party to other legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by the Company’s licensees. None of these proceedings is deemed material.

Other

The Company has outstanding letters of credit for $2.7 million as of December 31, 2008 as security for certain leases.

The Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan was originally secured by cash collateral of $28.5 million. In the third quarter of 2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business that were acquired by the Company. See Note 7.

13.	ACQUISITION OF BUSINESS

On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and Foundation for consideration of approximately $45.0 million in cash and 674,852 in shares of the Company’s Class A Common Stock which equaled a value of $5.0 million at closing. The shares issued in connection with this acquisition were not covered by the Company’s existing equity plans. The acquisition agreement also includes a potential additional payment of up to $20 million, in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.

The Company acquired the assets related to chef Emeril Lagasse to further the Company’s diversification strategy and help grow the Company’s operating results. Consistent with SFAS No. 141, “Business Combinations,” this acquisition was accounted for under purchase accounting. While the primary assets purchased in the transaction were certain trade names valued at $45.2 million, as well as a television content library valued at $5.2 million, $0.9 million of the value, representing the excess purchase price over the fair market value of the assets acquired, was apportioned to goodwill. To the extent that the certain operating metrics are achieved in 2011 and 2012, the potential additional payment will be allocated to the acquisition and will be recognized as goodwill.

Of the intangible assets acquired, only the television content library is subject to amortization over a six-year period, which will be expensed based upon future estimated cash flows. For the year ended December 31, 2008, $2.3 million was charged to amortization expense and accumulated amortization related to this asset.

The results of operations for the acquisition have been included in the Company’s consolidated financial statements of operations since April 2, 2008, and are recorded in the Merchandising and Broadcasting segments in accordance with the nature of the underlying contracts. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition occurred at the beginning of each period presented:

	Years ended
	December 31,
(unaudited, in thousands, except per share amounts)	2008	2007

Net revenues	$287,528	$340,599
Net (loss)/income	(13,050)	13,336
Net (loss)/income per share-basic and diluted	$(0.24)	$0.25

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

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands except per share data)

	First	Second	Third	Fourth
Year ended December 31, 2008	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$67,834	$77,110	$66,512	$72,854	$284,310
Operating (loss)/income	(4,535)	1,723	(3,532)	(4,513)	(10,857)
Net (loss)/income	$(4,234)	$328	$(3,747)	$(8,012)	$(15,665)
(Loss)/earnings per share – basic and diluted	$(0.08)	$0.01	$(0.07)	$(0.15)	$(0.29)
Weighted average common shares outstanding
Basic	52,722	53,476	53,590	53,668	53,360
Diluted	52,722	55,588	53,590	53,668	53,360

	First	Second	Third	Fourth
Year ended December 31, 2007	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$66,705	$73,446	$69,256	$118,483	$327,890
Operating income/(loss)	(12,551)	(7,790)	(4,911)	32,966	7,714
Net (loss)/income	$(11,869)	$(6,737)	$(4,414)	$33,309	$10,289
(Loss)/earnings per share – basic and diluted	$(0.23)	$(0.13)	$(0.08)	$0.63	$0.20
Weighted average common shares outstanding
Basic	52,349	52,386	52,479	52,551	52,449
Diluted	52,349	52,386	52,479	52,650	52,696

Fourth Quarter 2008 Items:

Results include the $35 million reduction of the Company’s contractual minimum guarantee with Kmart as well as a $9.3 million non-cash goodwill impairment charge recorded in the Publishing segment.

15.	BUSINESS SEGMENTS

The Company’s business segments are discussed in Note 1. The accounting policies for the Company’s business segments are the same as those described in Note 2. Segment information for the years ended December 31, 2008, 2007, and 2006 is as follows:

(in thousands)	Publishing	Merchandising	Internet	Broadcasting	Corporate	Consolidated

2008
Revenues	$163,540	$57,866	$15,576	$47,328	$–	$284,310
Non-cash equity compensation	2,855	1,038	230	807	3,596	8,526
Depreciation and amortization	379	90	1,737	2,578	3,189	7,973
Impairment charge	9,349	–	–	–	–	9,349
Operating income/(loss)	6,424	32,858	(4,796)	2,780	(48,123)	(10,857)
Total assets	79,512	83,307	15,730	25,608	57,128	261,285
Capital expenditures	144	37	319	191	2,163	2,854
2007
Revenues	$183,727	$84,711	$19,189	$40,263	$–	$327,890
Non-cash equity compensation	4,297	1,555	501	6,866	5,899	19,118
Depreciation and amortization	1,188	375	1,242	2,201	2,556	7,562
Operating income/(loss)	11,538	57,229	(6,137)	(7,519)	(47,397)	7,714
Total assets	92,931	61,784	9,937	19,960	70,655	255,267
Capital expenditures	266	64	1,344	183	3,175	5,032
2006
Revenues	$156,559	$69,504	$15,775	$46,503	$–	$288,341
Non-cash equity compensation	2,715	967	208	3,006	6,915	13,811
Depreciation and amortization	600	1,021	117	3,026	3,834	8,598
Operating income/(loss)	6,026	46,529	(531)	(1,616)	(53,241)	(2,833)
Total assets	82,824	37,734	8,001	17,106	82,382	228,047
Capital expenditures	770	70	3,054	439	4,009	8,342

16.	DISCONTINUED OPERATIONS

In June 2002, the Company decided to exit The Wedding List, a wedding registry and gift business that was reported within the Internet business segment. In the second quarter of 2006, a review of the accrual of future lease commitments, net of anticipated sublease rental income, resulted in a charge of $0.4 million. The anticipated sublease income was determined by estimating future cash flows based upon current market conditions. Cash flows from discontinued operations are included in changes in operating assets and liabilities on the consolidated statements of cash flows. The loss from operations, which is generated primarily from facility related expenses, was as follows:

(in thousands)	2008	2007	2006

Net loss from discontinued operations	$—	$—	$(745)

In the third quarter of 2006, the Company signed a sublease. As a result, the Company does not expect to report further loss from discontinued operations of The Wedding List. The additional reserve taken in the second quarter of 2006 is sufficient to cover any future charges.

The summarized balance sheet of the discontinued operations as of December 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007

Total assets	$—	$—
Accounts payable and accrued expenses	(99)	(884)

Net liabilities of discontinued operations	$(99)	$(884)

17.	OTHER INFORMATION

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

The Company’s revenues from foreign sources were $13.4 million, $12.3 million and $15.6 million in 2008, 2007 and 2006, respectively.

The Company’s revenues from Kmart Corporation — which predominately is included in the Merchandising segment — relative to the Company’s total revenues were approximately 10% for 2008 and 21% for each of the years ended December 31, 2007 and 2006.

Advertising expense, including subscription acquisition costs, was $17.3 million, $21.1 million, and $21.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization and impairment charges, which are shown separately within “Operating Costs and Expenses.”

Interest paid in 2008 was $0.9 million related to the Company’s loan with Bank of America. Interest paid in 2007 was $0.4 million related to the settlement of the 2000 IRS audit. Interest paid in 2006 was $0.4 million related to a legal settlement.

Income taxes paid were $1.1 million, $1.1 million, and $0.4 million for the years ended December 31, 2008, 2007, and 2006 respectively.

18.	SUBSEQUENT EVENTS

On January 5, 2009, the Middleby Corporation completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares received a combination of $3.67 in cash and 0.0486 Middleby shares of common stock per TurboChef share. The Company exchanged its 381,049 shares of TurboChef for $1.9 million which represents $1.4 million in cash and 18,518 shares of Middleby worth $0.5 million on January 5, 2009. The original warrant converted into a warrant to acquire 24,607 shares of Middleby Common Stock at a price per share of $88.38.

On March 2, 2009, the Company made equity awards to certain employees pursuant to the New Stock Plan. The awards consisted, in the aggregate, of 2,707,250 options priced at $1.96 per share (the closing price on the date of issuance), which options vest over a four-year period, and 317,875 performance-based restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock if the Company achieves earnings targets over a performance period.

MARTHA STEWART LIVING OMNIMEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Additions/
		Additions	(Deductions)	Deductions
	Balance,	Charged to	Charged to	Charged to
	Beginning of	Costs and	Balance Sheet	Costs and	Balance,
Description	Year	Expenses	Accounts	Expenses	End of Year

Allowance for doubtful accounts:
Year ended December 31,
2008	$1,247	$399	$—	$144	$1,502
2007	1,207	332	—	292	1,247
2006	1,221	316	—	330	1,207
Reserve for audience underdelivery:
Year ended December 31,
2008	$3,542	$1,563	$—	$3,236	$1,869
2007	2,554	2,706	—	1,718	3,542
2006	1,085	2,951	—	1,482	2,554
Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2008	$63,277	$4,629	$97	$—	$68,003
2007	62,141	—	6,575	5,439	63,277
2006	71,576	—	(4,017)	5,418	62,141