Form 10-Q
period 2009-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2009-05-11
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Class	Outstanding as of May 07, 2009
Class A, $0.01 par value	28,038,722
Class B, $0.01 par value	26,690,125

Total	54,728,847

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,744	$50,204
Short-term investments	9,855	9,915
Accounts receivable, net	37,205	52,500
Inventory	6,483	6,053
Deferred television production costs	4,597	4,076
Income taxes receivable	41	40
Other current assets	6,608	3,712

Total current assets	114,533	126,500

PROPERTY, PLANT AND EQUIPMENT, net	13,088	14,422
GOODWILL AND OTHER INTANGIBLE ASSETS, net	93,309	93,312
OTHER NONCURRENT ASSETS, net	17,621	27,051

Total assets	$238,551	$261,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,920	$27,877
Accrued payroll and related costs	6,181	7,525
Income taxes payable	97	142
Current portion of deferred subscription revenue	22,686	22,597
Current portion of other deferred revenue	19,554	7,582

Total current liabilities	68,438	65,723

DEFERRED SUBSCRIPTION REVENUE	6,374	6,874
OTHER DEFERRED REVENUE	4,752	13,334
LOAN PAYABLE	18,000	19,500
DEFERRED INCOME TAX LIABILITY	2,197	1,854
OTHER NONCURRENT LIABILITIES	3,179	3,005

Total liabilities	102,940	110,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000 shares authorized; 28,151 and 28,204 shares outstanding in 2009 and 2008, respectively	282	282
Class B Common Stock, $0.01 par value, 150,000 shares authorized; 26,690 shares outstanding in 2009 and 2008	267	267
Capital in excess of par value	284,641	283,248
Accumulated deficit	(148,871)	(132,027)
Accumulated other comprehensive income	67	—

	136,386	151,770
Less: Class A Treasury Stock - 59 shares at cost	(775)	(775)

Total shareholders’ equity	135,611	150,995

Total liabilities and shareholders’ equity	$238,551	$261,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Publishing	$28,361	$40,792
Broadcasting	10,514	10,562
Internet	2,622	3,414
Merchandising	8,933	13,066

Total revenues	50,430	67,834

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	28,170	36,037
Selling and promotion	14,781	18,714
General and administrative	14,113	16,262
Depreciation and amortization	1,751	1,356
Impairment charge	7,100	—

Total operating costs and expenses	65,915	72,369

OPERATING LOSS	(15,485)	(4,535)
OTHER (EXPENSE) / INCOME
Interest (expense) / income, net	(8)	483
Loss on equity securities	(757)	—
Loss in equity interest	(236)	—

Total other (expense) / income	(1,001)	483

LOSS BEFORE INCOME TAXES	(16,486)	(4,052)
Income tax provision	(358)	(182)

NET LOSS	$(16,844)	$(4,234)

LOSS PER SHARE — BASIC AND DILUTED
Net Loss	$(0.31)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	53,766	52,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2009
(unaudited, in thousands)

							Accumulated
	Class A		Class B				other	Class A
	Common Stock		Common Stock		Capital in excess	Accumulated	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	of par value	deficit	income	Shares	Amount	Total
Balance at January 1, 2009	28,204	$282	26,690	$267	$283,248	$(132,027)	$—	(59)	$(775)	$150,995

Comprehensive loss:
Net loss	—	—	—	—	—	(16,844)	—	—	—	(16,844)

Other comprehensive income:

Unrealized gain on investment	—	—	—	—	—	—	67	—	—	67

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(16,777)

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(53)	—	—	—	(149)	—	—	—	—	(149)

Non-cash equity compensation	—	—	—	—	1,542	—	—	—	—	1,542

Balance at March 31, 2009	28,151	$282	26,690	$267	284,641	$(148,871)	$67	(59)	$(775)	$135,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,844)	$(4,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(926)	(23)
Depreciation and amortization	1,751	1,356
Amortization of deferred television production costs	5,078	4,563
Impairment on cost-based investment	7,100	—
Non-cash equity compensation	1,632	1,935
Deferred income tax expense	343	—
Loss in equity interest	236	—
Loss on equity securities	757	—
Other non-cash charges, net	239	185
Changes in operating assets and liabilities	3,280	35,708

Net cash provided by operating activities	2,646	39,490

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other noncurrent assets	—	(5,000)
Capital expenditures	(1,516)	(263)
Purchases of short-term investments	(10,233)	(50)
Sales of short-term investments	10,292	26,305

Net cash (used in) / provided by investing activities	(1,457)	20,992

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,500)	—
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(149)	(1,411)

Net cash used in financing activities	(1,649)	(1,411)

Net (decrease) / increase in cash	(460)	59,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,204	30,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,744	$89,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2008 (the “2008 10-K”) which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov.
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
     The Company’s “Significant Accounting Policies” are discussed in more detail in the 2008 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
2. Recent accounting standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and liabilities and for nonfinancial assets and nonfinancial liabilities did not have a material impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Revised) (“SFAS 141(R)”). SFAS 141(R) significantly changed the accounting for and reporting of business combinations in consolidated financial statements previously required under SFAS 141. SFAS 141(R) requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. SFAS 141(R) also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, SFAS 141(R) requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company has simultaneously adopted SFAS 141(R) and SFAS 160 as of January 1, 2009, as required. These standards will have no impact on the previous acquisitions recorded by the Company in the financial statements.

3. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”
     Certain prior year financial information has been reclassified to conform with fiscal 2009 financial statement presentation.
4. Inventories
     Inventory is comprised of paper stock. The inventory balances at March 31, 2009 and December 31, 2008 were $6.5 million and $6.1 million, respectively.
5. Investment in Other Non-Current Assets
     During the second quarter of 2008, the Company entered into a three-year agreement with TurboChef Technologies, Inc. (“TurboChef”) to provide intellectual property and promotional services in exchange for $10.0 million. TurboChef provided compensation in the form of shares of TurboChef stock and a warrant to purchase shares of TurboChef stock for an aggregate value of $5.0 million in the first agreement year, and was to provide another $2.5 million in each of year two and three of the agreement in the form of stock or cash, at its option, for a total contract value of $10.0 million. In lieu of cash consideration, TurboChef provided initial compensation in 2008 in the form of 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock for an aggregate fair value of approximately $5 million.
     On January 5, 2009, the Middleby Corporation (“Middleby”) completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares received a combination of $3.67 in cash and 0.0486 shares of Middleby common stock per TurboChef share. In addition, the Company now has a warrant to purchase 22,064 shares of Middleby. The consideration upon the merger equated to $2.0 million, which represented $1.4 million in cash and 18,518 shares of Middleby common stock worth $0.5 million on January 5, 2009, as well as $0.1 million related to the warrant. In the first quarter of 2009, Middleby paid to the Company $2.5 million in cash consideration, fulfilling the second year obligation under the agreement. In the third year of the agreement, the Company expects to receive another $2.5 million of Middleby stock or cash consideration. Total consideration of $10.0 million for this agreement is being recognized on a straightline basis over the three-year term.
     Any changes to the market value of the Middleby common stock require an adjustment to both the shares held as well as the warrant. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Middleby shares are considered available-for-sale-securities and are recorded at fair value each quarter, with temporary adjustments recorded in other comprehensive income. The warrant meets the definition of a derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is marked to market each quarter with the adjustment recorded in other income or other expense.
     Non-cash amounts related to these agreements have been appropriately adjusted in the cash flows from operating activities in the statement of cash flows.
     In the first quarter of 2009, the Company recorded an impairment charge of $7.1 million to reduce the carrying value of a certain cost-method investment that experienced an other-than-temporary loss in value. The Company also recorded $0.8 million of losses to reflect market fluctuations in an equity derivative instrument.

     While the Company has recognized all declines in investments that are believed to be other-than-temporary as of March 31, 2009, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying issuer experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.
6. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $7.7 million to its valuation allowance in the first three months of 2009, resulting in a cumulative balance of $75.7 million as of March 31, 2009. In addition, the Company has recorded $0.3 million of tax expense which is attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases which resulted in a net deferred tax liability of $2.2 million. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.
     In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had a FIN 48 liability balance of $0.2 million as of March 31, 2009, of which $0.1 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.1 million was interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.05 million.
7. Equity compensation
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
     On March 2, 2009, the Company made equity awards to certain employees pursuant to the New Stock Plan. The awards consisted, in the aggregate, of 2,719,750 options priced at $1.96 per share (the closing price on the date of issuance), which options vest over a four-year period, and 311,625 performance-based restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock if the Company achieves certain earnings targets over a performance period.
8. Acquisition of Business
     On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and Foundation in exchange for approximately $45.0 million in cash and 674,854 shares of the Company’s Class A Common Stock which equaled a value of $5.0 million.. The shares issued in connection with this acquisition were not covered by the Company’s existing equity plans. The acquisition agreement also includes a potential additional payment of up to $20 million in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.
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
     Of the intangible assets acquired, only the television content library is subject to amortization over an approximate six-year period, which is expensed based upon future estimated revenues to be received.
     The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements of operations since April 2, 2008, and are recorded in the Merchandising, Broadcasting and Publishing segments in accordance with the nature of the underlying contract. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition occurred at the beginning of the first quarter of 2008:

Three Months Ended
(unaudited, in thousands, except per share amounts)	March 31, 2008
Net revenues	$71,052
Net loss	(3,336)
Net loss per share — basic and diluted	$(0.06)
     Pro forma adjustments have been made to reflect amortization using asset values recognized after applying purchase accounting adjustments, to record incremental compensation costs and to record amortization of deferred financing costs and interest expense related to the long-term debt incurred to fund a part of the acquisition. No tax adjustment was necessary due to the benefit of the Company’s net operating loss carryforwards. The pro forma loss per share amount is based on the pro forma number of shares outstanding as of the end of the first quarter of 2008 which includes the shares issued by the Company as a portion of the total consideration for the acquisition.
     The pro forma condensed consolidated financial information is presented for information purposes only. The pro forma condensed consolidated financial information should not be construed to be indicative of the combined results of operations that might have been achieved had the acquisition been consummated at the beginning of the first quarter of 2008, nor is it necessarily indicative of the future results of the combined company.
9. Industry Segments
     The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting, Internet and Merchandising. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Broadcasting segment consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show airs in syndication seasonally over a 12-month period beginning and ending in the middle of September. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising and, until the middle of the first quarter of 2008, the operations relating to the direct-to-consumer floral business. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Merchandising segment also includes the flowers program with 1-800-Flowers.com which began in the second quarter of 2008. The accounting policies for the Company’s business segments are discussed in more detail in Note 1 above and in the 2008 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
     Segment information for the quarter ended March 31, 2009 and 2008 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2009
Revenues	$28,361	$10,514	$2,622	$8,933	$—	$50,430
Non-cash equity compensation	435	128	41	157	871	1,632
Depreciation and amortization	74	69	452	18	1,138	1,751
Operating income/(loss)	(1,872)	834	(2,032)	(1,776)	(10,639)	(15,485)
Total assets	73,250	27,689	11,585	68,704	57,323	238,551

2008
Revenues	$40,792	$10,562	$3,414	$13,066	$—	$67,834
Non-cash equity compensation	651	238	59	362	625	1,935
Depreciation and amortization	99	109	378	24	746	1,356
Operating income/(loss)	1,656	175	(2,247)	6,596	(10,715)	(4,535)
Total assets	90,582	23,397	11,233	22,504	96,887	244,603
10. Related Party Transactions
     See Note 11, “Subsequent Events”, for discussion of a new employment agreement executed in April 2009 between the Company and Martha Stewart.
11. Subsequent Events
     In April 2009, the Company entered into an amended and restated employment agreement with Martha Stewart which replaced the existing agreement between the Company and Ms. Stewart that was scheduled to expire in September 2009. The new agreement extends until March 31, 2012. During the term of the agreement, Ms. Stewart continues to serve as the Founder, and is entitled to talent compensation of $2.0 million per year. In addition, she is entitled to an annual bonus in an amount determined by the Compensation Committee, with a target bonus equal to $1.0 million and a maximum annual bonus of 150% of the target amount. Ms. Stewart received a $3.0 million make whole/retention payment in connection with the execution of the agreement, which amount is subject to pro-rata forfeiture in the event Ms. Stewart terminates the agreement without good reason or the Company terminates the agreement with cause.
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
o	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

o	a loss of the services of Ms. Stewart or Mr. Lagasse;

o	a loss of the services of other key personnel;

o	a further softening of or increased competition in the domestic advertising market;

o	a continued or further downturn in the economy, including particularly the housing market and other developments that limit consumers’ discretionary spending;

o	loss or failure of merchandising and licensing programs;

o	failure in acquiring or developing new brands or realizing the benefits of acquisitions;

o	failure to replace Kmart revenues in the Merchandising segment;

o	failure to protect our intellectual property;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	increases in paper or postage costs;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions;

o	failure to predict, respond to and influence trends in consumer taste; and

o	changes in government regulations affecting the Company’s industries.
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
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. In the first quarter of 2009, total revenues decreased approximately 26% due primarily to the declines in print advertising revenue, as well as the decrease in minimum royalty guarantees and sales from Kmart as compared with the prior year quarter. These declines were partially offset by revenues from our Emeril Lagasse assets which contributed to both our Broadcasting and Merchandising segments and from the addition of new Merchandising initiatives.
     Our operating costs and expenses were lower in the first quarter of 2009 primarily from savings in our Publishing segment which had lower production, distribution and editorial costs and lower selling and promotion expenses. In addition, we also reduced expenses in our Merchandising segment across all expense categories including general and administrative costs. These cost savings were largely due to lower compensation expenses across all segments due to the reduction of our compensation accrual and lower headcount. Partially offsetting the Publishing, Merchandising and other Company-wide cost savings was a non-cash impairment charge in the quarter of $7.1 million related to our cost-based Merchandising equity investment.
     We ended the quarter with approximately $60 million in cash, cash equivalents and short-term investments and $18 million of debt. Our overall liquidity remained essentially flat from December 31, 2008 as cash provided by operations was offset by capital expenditures and prepayment on our long-term debt.
Media Update. In the first quarter, revenues from our media platforms declined due primarily to decreased advertising revenues in our Publishing segment as the result of fewer pages sold and in our Broadcasting segment as the result of lower ratings. In addition, prior year revenues in our Internet segment included our flowers program which transitioned to our Merchandising segment in the second quarter of 2008. These declines were partially offset by Emeril Lagasse’s contributions to our Broadcasting segment and advertising gains in the Internet segment. Based on our current outlook, we expect to experience continued declines in our Publishing segment advertising revenues for the second quarter, although we have limited visibility beyond the second quarter.
Publishing
     Advertising revenues declined due to a decrease in pages partially offset by higher rates per page driven in part by higher circulation rate bases for each title. Circulation revenues also declined as subscription revenues decreased due to lower rates and higher agent commission expense, partially offset by higher volume of copies served. Additionally, circulation revenues decreased from lower volume of newsstand sales and the timing of special issues. The decline in revenues was partially offset by decreases in all expense categories including production, editorial, circulation marketing, and advertising costs. These cost savings included lower compensation costs from staff reductions and a lower compensation accrual, as well as cost savings from lower page volume and from reduced discretionary spending. As we enter the second quarter, print advertising revenue is currently trending lower, similar to the declines that we experience in the first quarter of 2009 as compared to the prior year period.

Broadcasting
     Broadcasting segment revenues were essentially flat in the first quarter of 2009 as compared to the prior year period. Decreased advertising revenue from lower ratings was largely offset by programming revenue from Emeril Lagasse’s original series on Planet Green. The Martha Stewart Show continues to maintain a core audience.
Internet
     In the first quarter of 2009, while revenues were down due to the inclusion of Martha Stewart Flowers revenue in the prior year first quarter, we continued to experience growth in our online audience. Our page views increased, on average, almost 50% from the prior year period and advertising revenue increased 13%. For the second quarter, we expect continued year-over-year growth in online advertising revenue, although we have limited visibility beyond the second quarter.
Merchandising Update. In the first quarter, Merchandising segment revenues decreased due to the decline in our minimum royalty guarantees and sales from Kmart as compared with the prior year quarter. Partially offsetting the decrease in revenues was the continued benefit from Emeril Lagasse’s licensing business. In addition, Merchandising segment revenues benefited from our program with 1-800-Flowers.com, which was a new agreement as compared with the prior year period. For the remainder of the year, we expect to experience lower retail sales from Kmart as compared with the prior year period, as the result of the continued impact of the wind down of our relationship. We also expect royalty revenues, excluding Kmart, to be down meaningfully in the second quarter as compared with the prior year period primarily due to the absence of certain one-time benefits in the prior year.
     Our agreement with Kmart includes royalty payments based on sales, as well as minimum guarantees. The minimum guarantees have exceeded actual royalties earned from retail sales from 2003 through 2008 primarily due to store closings and historic lower same-store sales trends. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement for the respective years ending on the indicated dates:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$15.0
     For the contract year ended January 31, 2009, our earned royalty based on actual retail sales at Kmart was $17.9 million. Furthermore, $10.0 million of royalties previously paid have been deferred and were subject to recoupment in the period ending January 31, 2009. No royalties were recouped in 2008 for the contract year ended January 31, 2009. The $10.0 million of deferred royalties remain subject to recoupment for the period ending January 31, 2010. However, given the current trends in Kmart retail sales, we expect to reverse the entire reserve into non-cash revenue in the fourth quarter of 2009.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008
PUBLISHING SEGMENT

	2009	2008	Better/
(in thousands)	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$15,549	$22,096	$(6,547)
Circulation	12,609	16,550	(3,941)
Books	48	1,767	(1,719)
Other	155	379	(224)

Total Publishing Segment Revenues	28,361	40,792	(12,431)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	16,448	22,233	5,785
Selling and promotion	11,890	15,175	3,285
General and administrative	1,821	1,629	(192)
Depreciation and amortization	74	99	25

Total Publishing Segment Operating Costs and Expenses	30,233	39,136	8,903

Operating (Loss) / Income	$(1,872)	$1,656	$(3,528)

     Publishing revenues decreased 30% for the three months ended March 31, 2009 from the prior year period. Advertising revenue decreased $6.5 million due to the decrease in pages in Martha Stewart Living, Everyday Food and Body + Soul. The decrease in advertising pages was partially offset by slightly higher advertising rates across all titles driven in part by a higher circulation rate base. Circulation revenue decreased $3.9 million due to higher agency commissions and lower subscription rate per copy in the first quarter of 2009 for Martha Stewart Living, Everyday Food and Body + Soul as compared with the prior year period. Circulation revenue also decreased from lower newsstand unit volume across all of our titles, as well as the prior year contribution of two special interest publications as compared to no special interest publications in the first quarter of 2009. These decreases were partially offset by higher volume of subscription sales for Martha Stewart Living, Everyday Food and Body + Soul. Revenue related to our books business decreased $1.7 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreement with Clarkson Potter/Publishers.
Magazine Publication Schedule

	Three months ended March 31,	Three Months ended March 31,
	2009	2008

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Body + Soul	Two Issues	Two Issues
Special Interest Publications	Zero	Two Issues
     Production, distribution and editorial expenses decreased $5.8 million, primarily due to savings related to lower volume of pages, partially offset by higher rates related to physical costs to distribute the magazines. There was also a decrease in art and editorial story and staff costs including a lower compensation accrual. Selling and promotion expenses decreased $3.3 million due to lower circulation marketing costs, lower fulfillment rates associated with Martha Stewart Living and lower marketing program and advertising staff costs including a lower compensation accrual. General and administrative expenses increased $0.2 million primarily due to higher allocation of facilities costs partially offset by a lower compensation accrual.

BROADCASTING SEGMENT

	Three Months Ended March 31,
	2009	2008	Better/
(in thousands)	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$6,024	$7,094	$(1,070)
Radio	1,875	1,875	—
Licensing and other	2,615	1,593	1,022

Total Broadcasting Segment Revenues	10,514	10,562	(48)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	7,630	7,647	17
Selling and promotion	622	903	281
General and administrative	1,359	1,728	369
Depreciation and amortization	69	109	40

Total Broadcasting Segment Operating Costs and Expenses	9,680	10,387	707

Operating Income	$834	$175	$659

     Broadcasting revenues remained essentially flat for the three months ended March 31, 2009 from the prior year period. Advertising revenue decreased $1.1 million primarily due to the decline in household ratings. Other revenue increased $1.0 million primarily due to Emeril Lagasse’s talent fee from his original series on Planet Green, as well as a marketing agreement with TurboChef that began in the second quarter of 2008.
     Selling and promotion expenses decreased $0.3 million primarily due to lower headcount and compensation costs as well as reduced spending for the February 2009 sweeps as compared to the prior year period. General and administrative expenses decreased $0.4 million due to a lower compensation accrual and decreased compensation expenses.

INTERNET SEGMENT

	Three Months Ended March 31,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising	$2,620	$2,310	$310
Product	2	1,104	(1,102)

Total Internet Segment Revenues	2,622	3,414	(792)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	1,858	3,049	1,191
Selling and promotion	1,752	1,199	(553)
General and administrative	592	1,035	443
Depreciation and amortization	452	378	(74)

Total Internet Segment Operating Costs and Expenses	4,654	5,661	1,007

Operating Loss	$(2,032)	$(2,247)	$215

     Internet revenues decreased 23% for the three months ended March 31, 2009 from the prior year period. Product revenue decreased $1.1 million due to the inclusion of revenue from Martha Stewart Flowers in the first quarter of the prior year. Beginning in the second quarter of 2008, we transitioned to a co-branded agreement with 1-800-Flowers.com which is reported in our Merchandising segment. Advertising revenue increased $0.3 million due to an increase in page views and sold advertising volume, despite lower rates.
     Production, distribution and editorial costs decreased $1.2 million due primarily to the prior year transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses, as well as due to a lower compensation accrual in the first quarter of 2009 as compared to the prior year period. Costs related to our higher-margin 1-800-Flowers.com program are reported in the Merchandising segment. Selling and promotion expenses increased $0.6 million due to higher compensation expenses due to increased headcount and higher commissions. General and administrative expenses decreased $0.4 million due to lower compensation expenses and a lower compensation accrual in the first quarter of 2009 as compared to the prior year period.

MERCHANDISING SEGMENT

	Three Months Ended
	March 31,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Merchandising Segment Revenues
Kmart earned royalty	$2,436	$4,558	$(2,122)
Kmart minimum true-up	939	3,806	(2,867)
Other	5,558	4,702	856

Total Merchandising Segment Revenues	8,933	13,066	(4,133)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,255	3,107	852
Selling and promotion	517	1,437	920
General and administrative	819	1,902	1,083
Depreciation and amortization	18	24	6
Impairment on equity investment	7,100	—	(7,100)

Total Merchandising Segment Operating Costs and Expenses	10,709	6,470	(4,239)

Operating (Loss) / Income	$(1,776)	$6,596	$(8,372)

     Merchandising revenues decreased 32% for the three months ended March 31, 2009 from the prior year period. The decrease in segment revenues was due to the reduction of our contractual minimum guarantee and lower sales from Kmart. Actual retail sales of our products at Kmart declined 45% on comparable store and total store basis. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods is listed separately above as Kmart minimum true-up. Other revenues increased primarily due to contributions from Emeril Lagasse’s brand and our partnership with 1-800-Flowers.com for our flowers program which both began contributing to our revenues in the second quarter of 2008.
     Production, distribution and editorial expenses decreased $0.9 million due primarily lower compensation costs and a lower compensation accrual in the first quarter of 2009 as compared to the prior year period. Selling and promotion expenses decreased $0.9 million primarily as a result of a decrease of $0.6 million from services that we provide to our partners for reimbursable creative services projects. General and administrative costs decreased $1.1 million due to lower allocated facilities and compensation expenses. In the first quarter of 2009, we recorded a $7.1 million non-cash impairment charge related to a cost-based equity investment.

CORPORATE

	Three Months Ended March 31,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$9,501	$9,969	$468
Depreciation and amortization	1,138	746	(392)

Total Corporate Operating Costs and Expenses	10,639	10,715	76

Operating Loss	$(10,639)	$(10,715)	$76

     Corporate operating costs and expenses decreased 1% for the three months ended March 31, 2009 from the prior year period. General and administrative expenses decreased $0.5 million due to a lower compensation accrual and lower compensation costs partially offset by increased severance, as well as higher facility-related charges. Depreciation and amortization expenses increased $0.4 million due to accelerated depreciation charges related to vacating and subleasing a portion of our office space.
OTHER ITEMS
Interest (expense) / income, net. Interest expense, net, was $(0.01) million for the three months ended March 31, 2009 compared to interest income, net, of $0.5 million for the prior year period. The decrease was attributable primarily to first quarter 2009 interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse. Interest income decreased due to lower interest rates.
Loss on equity securities. Loss was $(0.8) million for the three months ended March 31, 2009. The first quarter 2009 expense was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.
Loss in equity interest. The loss in equity interest was $(0.2) million for the three months ended March 31, 2009. We record our proportionate share of the results of our equity investments one quarter in arrears. Therefore, this loss represents our portion of the quarter ended December 31, 2008 results of our equity investments.
Income tax expense. Income tax expense for the three months ended March 31, 2009 was $0.4 million, compared to a $0.2 million expense in the prior year period.
Net Loss. Net loss was $(16.8) million for the three months ended March 31, 2009 compared to a net loss of $(4.2) million for the three months ended March 31, 2008, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     During the first quarter of 2009, our overall cash, cash equivalents and short-term investments decreased $0.5 million from December 31, 2008. The decrease was due to the satisfaction of our 2008 year-end receivable due from Kmart and other advertising receivables partially offset by capital expenditures related to our office relocation efforts as well as a principal pre-payment of our loan with Bank of America. Cash, cash equivalents and short-term investments were $59.6 million and $60.1 million at March 31, 2009 and December 31, 2008, respectively. Total debt was $18.0 million as of March 31, 2009.
Cash Flows from Operating Activities
     Cash flows provided by operating activities were $2.6 million and $39.5 million for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, cash flow from operations reflected the satisfaction of the 2008 year-end receivable due from Kmart and other advertising receivables partially offset by television distribution expenses.
Cash Flows from Investing Activities
     Cash flows (used in) / provided by investing activities were $(1.5) million and $21.0 million for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, cash flow used in investing activities reflected $1.5 million paid for capital improvements in conjunction with our relocation and consolidation of certain offices.
Cash Flows from Financing Activities
     Cash flows used in financing activities were $1.6 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, cash used in financing activities primarily relates to a $1.5 million principal pre-payment made pursuant to our $30.0 million term loan agreement with Bank of America.
Debt
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of March 31, 2009. We had no outstanding borrowings under this facility as of March 31, 2009 and had letters of credit of $2.7 million.
     We entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. The loan is secured by substantially all of the assets of the Emeril businesses we acquired and the Company and most of its domestic subsidiaries are guarantors of the loan. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the first quarter of 2009, we prepaid $1.5 million in principal representing the amount due on March 31, 2010. In the next 12 months, there are no principal payments that are due. The interest rate on the loan is a floating rate of 1-month LIBOR plus 2.85%. We expect to pay the principal installments and interest expense with cash from operations.
     The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of March 31, 2009, we were compliant with all the financial covenants. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at March 31, 2009
Tangible Net Worth	Greater than $40.0 million
Funded Debt to EBITDA (a)	Less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Greater than 2.75
Quick Ratio	Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the loan agreement.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.

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
Seasonality and Quarterly Fluctuations
     Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain aspects of our business related to Emeril Lagasse also fluctuate based on production schedules since this revenue is generally recognized when services are performed. In our Internet segment, advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines. In addition, we recognize the revenue resulting from the difference, if any, between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount can be determined.
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

     We believe that, of our significant accounting policies disclosed in our 2008 10-K, the following may involve the highest degree of judgment and complexity.
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
     Advertising revenues in the Publishing segment are generally recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are recognized based on estimates with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenues earned from book publishing are recorded as manuscripts are delivered to and accepted by our publisher. Additional revenue is recorded as sales on a unit basis exceed the advanced royalty for the individual title or in certain cases, advances on cross-collateralized titles.
     Television advertising revenues are generally recorded when the related commercials are aired and are recorded net of agency commission and estimated reserves for television audience underdelivery. Television integration revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Television revenue related to Emeril Lagasse is generally recognized when services are performed. Revenue from our radio operations is recognized evenly over the four-year life of the contract, with the potential for additional revenue based on certain subscriber and advertising based targets.
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
Television Production Costs
     Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. We base our estimates on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.

Goodwill and Indefinite-Lived Intangible Assets
     We are required to analyze our goodwill and indefinite-lived intangible assets on an annual basis as well as when events and circumstances indicate impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. The recording of any resulting impairment loss could have a material adverse effect on our financial statements.
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
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 6 of the Notes to the unaudited condensed consolidated financial statements for additional information.
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
Interest Rates
     We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $18.0 million on the term loan at March 31, 2009 at an average rate of 3.3% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.05 million for the three months ended March 31, 2009.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of March 31, 2009, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as March 31, 2009. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.1 million for the three months ended March 31, 2009.
Stock Prices
     We have common stock investments in several publicly-traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $2.4 million as of March 31, 2009. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $2.2 million. The hypothetical decrease in fair value of $0.2 million would be recorded in shareholders’ equity as an other comprehensive loss, as any change in fair value of our publicly-held equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.
     We are also exposed to market risk due to changes in fair value of the publicly-traded common stock of Middleby that underlie our warrant to purchase 22,064 Middleby shares. This investment had a fair value of approximately $0.1 million as of March 31, 2009. For the three months ended March 31, 2009, we recognized an expense of $0.8 million related to the conversion of the warrant as the result of Middleby’s acquisition of TurboChef, partially offset by the increase in fair value of the Middleby stock.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the first quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     There have been no material changes from legal proceedings as previously disclosed in the 2008 10-K, other than the Company’s settlement and dismissal from the case captioned Datatern, Inc. v. Bank of America Corp. et al. (No. 5-08CV-70), previously reported in “Item 3. Legal Proceedings” of our 2008 10-K.
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
     The economy has experienced extreme disruption in 2008 and 2009, including extreme volatility and declines in securities prices, severely diminished liquidity and a drastic reduction in credit availability. These events have lead to increased unemployment, declines in consumer confidence, declines in discretionary income and spending, and extraordinary and unprecedented uncertainty and instability for many companies, across all industries. This economic downturn has adversely affected consumer spending and could severely impact many of the companies with which we do business. We cannot predict the health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.
     These economic conditions and market instability also make it increasingly difficult for us to forecast consumer and product demand trends and companies’ willingness to spend money to advertise in our media properties, We have experienced a decline in advertising revenues. An extended period of reduced cash flows could increase our need for credit, at a time when such credit may not be available due to the conditions in the financial markets. A reduction in cash flows also could also cause us to be in violation of certain debt covenants. We are not able to predict the likely duration and severity of the current disruption in the financial markets and the economic recession. If these economic conditions worsen or persist for an extended period of time, it is likely that our results of operations and cash flows will be negatively impacted leading to deterioration in our financial condition.

     In addition, we have significant goodwill, intangible and other assets recorded on our balance sheet. We have already incurred impairment charges with respect to goodwill and certain intangible assets, and are now realizing a charge with respect to a tangible investment. We will continue to evaluate the recoverability of the carrying amount of our goodwill, intangible and other assets on an ongoing basis, and we may in the future incur additional, and possibly substantial, impairment charges, which would adversely affect our financial results. Impairment assessment inherently involves the exercise of judgment in determining assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one or our assumptions could produce a significantly different result. Future events and changing market conditions may prove assumptions to be wrong with respect to prices, costs, holding periods or other factors. Differing results may amplify impairment charges in the future.
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
     Reduction in the availability of credit, a downturn in the housing market, and other negative economic developments, including increased unemployment and negative year over year performance in the stock market, have occurred and may continue or become more pronounced in the future. Each of these developments has and could further limit consumers’ discretionary spending or further affect their confidence. These and other adverse consumer trends have lead to reduced spending on general merchandise, homes and home improvement projects — categories in which we license our brands. Further, downturns in consumer spending adversely impact consumer sales overall, resulting in weaker revenues from our licensed products. These trends also may affect the viability and financial health of companies with which we conduct business. Continued slowdown in consumer spending, or going-concern problems for companies with which we do business could materially adversely impact our business, financial condition and prospects.
     Our business is largely dependent on advertising revenues in our publications, broadcasts, and online operations. The market for advertising has been adversely affected by the economic downturn. Our failure to attract or retain advertisers would have a material adverse effect on our business.
     We depend on advertising revenue in our Publishing, Broadcasting, and Internet businesses. We cannot control how much or where companies choose to advertise. We have seen a significant downturn in advertising dollars generally in the marketplace, and more competition for the reduced dollars, which has hurt our publications and advertising revenues. As a result, fewer advertisers represent a greater proportion of our advertising revenue. We cannot assure how or whether this trend might correct. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our publications, broadcasts or website, our business and revenues will be materially adversely affected.
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
     The process of consolidating and integrating acquired operations and assets takes a significant period of time, places a significant strain on resources and could prove to be more expensive and time consuming than we predicted. We may increase expenditures to accelerate the integration process with the goal of achieving longer-term cost savings and improved profitability. We also may be required to manage multiple relationships with third parties as we expand our product offerings and brand portfolio. These developments may increase expenses if we hire additional personnel to manage our growth. These investments require significant time commitments from our senior management and place a strain on their ability to manage our existing businesses.
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
     Our Merchandising business has relied heavily on revenue from a single source, the reduction of revenue from which has hurt and continues to hurt our profitability.
     For the twelve months ended January 31, 2009, the minimum guaranteed royalty payment from Kmart was $20.0 million, significantly less that the $65.0 million we received for the twelve months ended January 31, 2008. This drop in guarantees from Kmart is permanent, and our agreement with Kmart continues only through January 2010. In this final year, our expected guaranteed payment is $15.0 million. We have not yet earned royalties from other sources in sufficient scope to recoup the loss in guaranteed payments from Kmart. While we continue to diversify our merchandise offerings in an effort to build up alternative royalty streams, we may not be able to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract. This shortfall has adversely affected our operating results and business.
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

     If The Martha Stewart Show fails to maintain a sufficient audience, if adverse trends continue or develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business would be adversely affected. We also derive value from Mr. Lagasse’s television shows, the popularity of which cannot be assured.
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
     Distribution of magazines to newsstands and bookstores is conducted primarily through companies, known as wholesalers. Wholesalers have in the past advised us that they intended to increase the price of their services. We have not experienced any material increase to date, however some wholesalers have experienced credit and on-going concern risks. It is possible that other wholesalers likewise may seek to increase the price of their services or discontinue operations. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations. The need to change wholesalers could cause a disruption or delay in deliveries, which could adversely impact our results of operations.
     We may be adversely affected by a continued weakening of newsstand sales.
     The magazine industry has seen a weakening of newsstand sales during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by further reducing our circulation revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could negatively impact our revenue.
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
     We operate in four highly competitive businesses: Publishing, Broadcasting, Internet, and Merchandising, each of which subjects us to competitive pressures and other uncertainties.
     We face intense competitive pressures and uncertainties in each of our four businesses: Publishing, Broadcasting, Internet, and Merchandising. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC for a description of our competitive risks in our applicable business lines as described under the following headings: see “Business — Publishing—Competition,” “Business — Broadcasting—Competition,” “Business — Internet—Competition” and “Business — Merchandising—Competition.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended March 31, 2009:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
January 2009	26,521	$2.85	Not applicable	Not applicable
February 2009	13,963	$2.37	Not applicable	Not applicable
March 2009	22,236	$2.12	Not applicable	Not applicable
Total for quarter ended March 31, 2009	62,720	$2.48	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
     (a) Exhibits

Exhibit
Number	Exhibit Title

10.1	Employment Agreement dated as of March 24, 2009 between Martha Stewart Living Omnimedia, Inc. and Kelli Turner. *

10.2	Second Amendment, dated as of April 9, 2009, to the Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart. *

10.3	Separation Agreement dated as of April 20, 2009 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard. *

10.4	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 12, 2009.)

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 11, 2009

/s/ Kelli Turner

Name:	Kelli Turner
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.1	Employment Agreement dated as of March 24, 2009 between Martha Stewart Living Omnimedia, Inc. and Kelli Turner. *

10.2	Second Amendment, dated as of April 9, 2009, to the Employment Agreement dated as of September 17, 2004, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart. *

10.3	Separation Agreement dated as of April 20, 2009 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard. *

10.4	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 12, 2009.)

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith