Form 10-Q
period 2009-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2009-08-10
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Class	Outstanding as of August 5, 2009
Class A, $0.01 par value	28,037,938
Class B, $0.01 par value	26,690,125

Total	54,728,063

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,947	$50,204
Short-term investments	8,851	9,915
Accounts receivable, net	37,163	52,500
Inventory	4,838	6,053
Deferred television production costs	4,351	4,076
Income taxes receivable	40	40
Other current assets	6,781	3,712

Total current assets	106,971	126,500
PROPERTY, PLANT AND EQUIPMENT, net	11,825	14,422
GOODWILL AND OTHER INTANGIBLE ASSETS, net	93,306	93,312
OTHER NONCURRENT ASSETS, net	13,931	27,051

Total assets	$226,033	$261,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,441	$27,877
Accrued payroll and related costs	4,735	7,525
Income taxes payable	75	142
Current portion of deferred subscription revenue	19,451	22,597
Current portion of other deferred revenue	19,644	7,582
Current portion loan payable	1,000	—

Total current liabilities	63,346	65,723

DEFERRED SUBSCRIPTION REVENUE	5,844	6,874
OTHER DEFERRED REVENUE	4,421	13,334
LOAN PAYABLE	16,500	19,500
DEFERRED INCOME TAX LIABILITY	2,509	1,854
OTHER NONCURRENT LIABILITIES	3,067	3,005

Total liabilities	95,687	110,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,039 and 28,204 shares outstanding in 2009 and 2008, respectively	280	282
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,690 shares outstanding in 2009 and 2008	267	267
Capital in excess of par value	285,657	283,248
Accumulated deficit	(155,245)	(132,027)
Accumulated other comprehensive income	162	—

	131,121	151,770
Less: Class A Treasury Stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	130,346	150,995

Total liabilities and shareholders’ equity	$226,033	$261,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES

Publishing	$33,524	$46,265	$61,885	$87,057
Broadcasting	10,309	11,355	20,823	21,916
Internet	4,160	3,241	6,782	6,655
Merchandising	9,003	16,249	17,936	29,315

Total revenues	56,996	77,110	107,426	144,943

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	29,311	36,720	57,480	72,756
Selling and promotion	13,556	18,051	28,337	36,765
General and administrative	12,584	19,093	26,698	35,355
Depreciation and amortization	2,147	1,523	3,899	2,879
Impairment charge	5,500	—	12,600	—

Total operating costs and expenses	63,098	75,387	129,014	147,755

OPERATING (LOSS) / INCOME	(6,102)	1,723	(21,588)	(2,812)

OTHER INCOME / (EXPENSE)

Interest (expense) / income, net	(81)	56	(89)	539
Income / (loss) on equity securities	209	(1,131)	(547)	(1,131)
Loss in equity interest	—	(214)	(236)	(214)

Total other income / (expense)	128	(1,289)	(872)	(806)

(LOSS) / INCOME BEFORE INCOME TAXES	(5,974)	434	(22,460)	(3,618)

Income tax provision	(400)	(106)	(758)	(288)

NET (LOSS) / INCOME	$(6,374)	$328	$(23,218)	$(3,906)

(LOSS) / EARNINGS PER SHARE — BASIC AND DILUTED
Net (loss) / income	$(0.12)	$0.01	$(0.43)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	53,820	53,476	53,793	53,087
Diluted	53,820	55,588	53,793	53,087

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2009
(unaudited, in thousands)

							Accumulated
	Class A		Class B				other	Class A
	Common Stock		Common Stock		Capital in excess	Accumulated	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	of par value	deficit	income	Shares	Amount	Total
Balance at January 1, 2009	28,204	$282	26,690	$267	$283,248	$(132,027)	$—	(59)	$(775)	$150,995

Comprehensive loss:
Net loss						(23,218)				(23,218)

Other comprehensive income:

Unrealized gain on investment							162			162

Total comprehensive loss										(23,056)

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(165)	(2)			(272)					(274)

Non-cash equity compensation					2,681					2,681

Balance at June 30, 2009	28,039	$280	26,690	$267	$285,657	$(155,245)	$162	(59)	$(775)	$130,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,218)	$(3,906)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Non-cash revenue	(1,883)	(672)
Depreciation and amortization	3,899	2,879
Amortization of deferred television production costs	9,900	9,454
Impairment on cost-based investment	12,600	—
Non-cash equity compensation	2,861	3,981
Deferred income tax expense	654	—
Loss on equity securities	547	1,131
Other non-cash charges, net	432	653
Changes in operating assets and liabilities	(6,810)	26,023

Net cash (used in) / provided by operating activities	(1,018)	39,543

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(46,311)
Investment in other noncurrent assets	(740)	(4,215)
Capital expenditures	(2,289)	(564)
Purchases of short-term investments	(11,533)	(50)
Sales of short-term investments	12,597	26,305

Net cash used in investing activities	(1,965)	(24,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	(657)
Proceeds from long-term debt	—	30,000
Repayment of long-term debt	(2,000)	(1,500)
Proceeds received from stock option exercises	—	20
Change in restricted cash	—	(28,500)
Issuance of stock and restricted stock, net of cancellations and tax liabilities	(274)	(1,340)

Net cash used in financing activities	(2,274)	(1,977)

Net (decrease) / increase in cash	(5,257)	12,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,204	30,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,947	$43,267

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of business financed by stock issuance	$—	$5,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. General
     Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
     The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2008 (the “2008 10-K”) which may be accessed through the SEC’s World Wide Web site at http://www.sec.gov .
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
2. Recent accounting standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and liabilities and for nonfinancial assets and nonfinancial liabilities did not have a material impact on the consolidated financial statements.
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

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 incorporates into GAAP certain guidance that previously existed under generally accepted auditing standards, which require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which financial statements were issued or the date on which the financials statements were available to be issued. The Company adopted SFAS 165 in the second quarter of 2009. We evaluated subsequent events through August 10th, 2009, which is the date the financial statements were issued. The adoption of SFAS 165 did not have an impact on the Company’s financial statements.
3. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”
     Certain prior year financial information has been reclassified to conform to 2009 financial statement presentation. As of the second quarter of 2009, certain investments in equity securities previously accounted for under the equity method are accounted for under the cost method.
4. Inventory
     Inventory is comprised of paper stock. The inventory balances at June 30, 2009 and December 31, 2008 were $4.8 million and $6.1 million, respectively.
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
     On January 5, 2009, the Middleby Corporation (“Middleby”) completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares received a combination of $3.67 in cash and 0.0486 shares of Middleby common stock per TurboChef share. In addition, the warrant was converted to a new warrant to purchase 22,064 shares of Middleby. The consideration upon the merger equated to $2.0 million, which represented $1.4 million in cash and 18,518 shares of Middleby common stock worth $0.5 million on January 5, 2009, as well as $0.1 million related to the warrant. During the second quarter of 2009, the Company sold its 18,518 shares of Middleby common stock for $0.9 million representing a gain on sale of equity securities of $0.3 million. In July 2009, the Company and Middleby agreed to terminate the intellectual property and promotional services agreement and to cancel the related warrant. In connection with the termination agreement, Middleby agreed to pay the Company $2.0 million in cash. This cash payment plus the remaining deferred revenue of $3.6 million for a total of $5.6 million will be recognized during the third and fourth quarters of 2009 as the Company fulfills certain remaining deliverables.
     Prior to the cancellation of the warrant, any changes to the market value of the Middleby common stock required an adjustment to the warrant. The warrant met the definition of a derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and was marked to market each quarter with the adjustment recorded in other income or other expense. In the first quarter of 2009, the Company recorded $0.8 million of losses to reflect the market fluctuations of the warrant. In the second quarter of 2009, the Company recorded $0.1 million of losses to reflect the cancellation of the warrant.
     Non-cash amounts related to these agreements have been appropriately adjusted in the cash flows from operating activities in the statement of cash flows.

     In the six month period ended June 30, 2009, the Company recorded an impairment charge of $12.6 million to reduce the carrying value of a certain cost-method investment that experienced an other-than-temporary loss in value.
     While the Company has recognized all declines in the value of investments that are believed to be other-than-temporary as of June 30, 2009, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying issuer experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.
6. Credit Facilities
     The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from prior years’ terms, including a covenant to maintain $5.0 million in liquidity and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of June 30, 2009. We had no outstanding borrowings under this facility as of June 30, 2009 and had letters of credit of $2.8 million.
     The Company entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. During the second quarter of 2009, the Company prepaid $0.5 million in principal representing a portion of the amounts due on June 30, 2010. Accordingly, $16.5 million of the loan payable is characterized as a non-current liability and $1.0 million as a current liability as of June 30, 2009. The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of June 30, 2009, the loan was secured by substantially all of the assets of the Emeril businesses acquired by the Company and the Company and most of its domestic subsidiaries are guarantors of the loan. In the second quarter of 2009, the Company executed a Waiver and Omnibus Amendment No. 1 to the loan agreement which amended certain financial covenants for the period ended June 30, 2009 only. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at June 30, 2009
Unencumbered cash	125% of outstanding principal
Tangible Net Worth	Greater than $35.0 million
Funded Debt to EBITDA (a)	Less than 2.75
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Greater than 2.75
Quick Ratio	Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization, and impairment charges as defined in the loan agreement and subsequent waiver and amendment.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
     On August 7, 2009, the Company executed an amended and restated loan agreement. See Note 12, Subsequent Event.
7. Income taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. SFAS 109 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $9.6 million to its valuation allowance in the first six months of 2009, resulting in a cumulative balance of $77.6 million as of June 30, 2009. In addition, the Company has recorded $0.7 million of tax expense which is attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases which resulted in a net deferred tax liability of $2.5 million. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

     As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes guidance on the accounting for uncertain tax positions. As of June 30, 2009, the Company had a FIN 48 liability balance of $0.2 million, of which $0.15 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.05 million is interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.03 million.
8. Equity compensation
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
9. Acquisition of Business
     On April 2, 2008, the Company acquired all of the assets related to the business of Chef Emeril Lagasse other than his restaurant business and Foundation in exchange for approximately $45.0 million in cash and 674,854 shares of the Company’s Class A Common Stock which equaled a value of $5.0 million. The shares issued in connection with this acquisition were not covered by the Company’s existing equity plans. The acquisition agreement also includes a potential additional payment of up to $20 million in 2013, based upon the achievement of certain operating metrics in 2011 and 2012, a portion of which may be payable, at the Company’s election, in shares of the Company’s Class A Common Stock.
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

Six Months
Ended June 30,
(unaudited, in thousands, except per share amounts)	2008
Net revenues	$148,162
Net income/(loss)	(3,002)
Net earnings/(loss) per share — basic and diluted	$(0.06)
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
     Segment information for the quarters ended June 30, 2009 and 2008 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2009
Revenues	$33,524	$10,309	$4,160	$9,003	$—	$56,996
Non-cash equity compensation	(183)	136	28	253	995	1,229
Depreciation and amortization	57	68	517	17	1,488	2,147
Impairment charge	—	—	—	5,500	—	5,500
Operating income/(loss)	2,995	1,678	(470)	(691)	(9,614)	(6,102)

2008
Revenues	$46,265	$11,355	$3,241	$16,249	$—	$77,110
Non-cash equity compensation	773	222	91	375	585	2,046
Depreciation and amortization	93	300	492	25	613	1,523
Impairment charge	—	—	—	—	—	—
Operating income/(loss)	7,177	855	(1,968)	8,418	(12,759)	1,723

     Segment information for the six months ended June 30, 2009 and 2008 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2009
Revenues	$61,885	$20,823	$6,782	$17,936	$—	$107,426
Non-cash equity compensation	253	264	69	409	1,866	2,861
Depreciation and amortization	131	138	969	35	2,626	3,899
Impairment charge	—	—	—	12,600	—	12,600
Operating income/(loss)	1,122	2,511	(2,502)	(2,466)	(20,253)	(21,588)
Total assets	70,417	28,843	12,158	63,969	50,646	226,033

2008
Revenues	$87,057	$21,916	$6,655	$29,315	$—	$144,943
Non-cash equity compensation	1,423	460	151	736	1,211	3,981
Depreciation and amortization	192	410	870	49	1,358	2,879
Impairment charge	—	—	—	—	—	—
Operating income/(loss)	8,835	1,029	(4,216)	15,014	(23,474)	(2,812)
Total assets	90,584	45,037	11,864	53,907	83,764	285,156
11. Related Party Transactions
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
12. Subsequent Event
     On August 7, 2009, the Company and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”), entered into an amended and restated loan agreement with Bank of America, which replaces in its entirety the loan agreement dated April 4, 2008. The amended and restated loan agreement continues required repayments of the loan in principal installments of $1.5 million, plus accrued interest, on the last day of each calendar quarter, with the balance of the principal of the loan, plus accrued interest, due on December 7, 2012. The loan may be prepaid in whole or in part at any time without penalty or premium, and such prepayment shall be applied to the principal installments in the inverse order of their maturity. The loan is guaranteed by the Company and most of its domestic subsidiaries.
     The loan is secured by substantially all of the assets purchased by the Company from Emeril Lagasse, as well as cash collateral in an amount equal to the outstanding principal balance of the loan. The cash collateral will be released at the Company’s request if the Company demonstrates that it would have been in compliance with the financial covenants, as described below, for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable to the Company for such fiscal quarter. While the loan is secured by the cash collateral, the interest rate is a floating rate of 1-month LIBOR plus 1.50%. If the cash collateral is released, the interest rate on the loan is a floating rate of 1-month LIBOR plus 2.85%.
     The amended and restated loan agreement contains financial covenants that, if the cash collateral is released, require that: (i) the Company on a consolidated basis maintain tangible net worth of at least $40 million; (ii) the Company not permit the ratio of (a) its liabilities for borrowed money and other interest-bearing liabilities (less the non-current portion of any subordinated liabilities) to (b) its consolidated earnings before interest, taxes, depreciation, depletion and amortization expenses, non-cash stock-based compensation expenses and impairment losses (“EBITDA”) over the preceding four-quarter period to be greater than 2.0:1.0; (iii) the Company on a consolidated basis not permit the ratio of (a) its EBITDA over the preceding four-quarter period to (b) the sum over the preceding four-quarter period of its interest expense plus the current portion of long-term debt (excluding the loan) to be less than 2.75:1.0; (iv) the Company on a consolidated basis not permit the ratio of (a) its cash, cash equivalents, short-term cash investments, net trade receivables and marketable securities not classified as long-term investments to (b) its current liabilities (excluding the loan) to be less than 1.0:1.0; and (v) the Company on a consolidated basis maintain at least 75% of its total assets in the Company and its domestic subsidiaries. Additional covenants are required in respect of certain subsidiaries. Compliance with the above covenants will be tested as of the last day of each fiscal quarter commencing with the fiscal quarter immediately preceding the date on which the cash collateral is released.
     The amended and restated loan agreement also contains a variety of customary affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit the Company to, among other things: incur an additional $15 million of debt during the term of the loan to finance permitted investments or acquisitions; incur $15 million of earnout liabilities during the term of the loan in connection with permitted acquisitions; spend up to $30 million during the term of the loan repurchasing its stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and, if the cash collateral has been released, the Company would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and, if the cash collateral has been released, the Company would be in pro forma compliance with the above-described financial covenants assuming the investment or acquisition had occurred at the beginning of the most recently-ended four-quarter period); make up to $7.5 million in capital expenditures in each fiscal year, provided that the Company can carry over any unspent amount to any subsequent fiscal year (but in no event may the Company make more than $15 million in capital expenditures in any fiscal year); sell one of its investments (or any asset the Company might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of the Company’s consolidated shareholders’ equity (so long as the Company receives at least 75% of the consideration in cash, no default or event of default existed at the time of or would result from such sale and, if the Cash Collateral has been released, the Company would be in pro forma compliance with the above-described financial covenants assuming the sale had occurred at the beginning of the most recently-ended four-quarter period).

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
o	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

o	a loss of the services of Ms. Stewart or Mr. Lagasse;

o	a loss of the services of other key personnel;

o	a further softening of or increased competition in the domestic advertising market;

o	a continued or further downturn in the economy, including particularly the housing market and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

o	loss or failure of merchandising and licensing programs;

o	failure in acquiring or developing new brands or realizing the benefits of acquisition;

o	failure to replace Kmart revenues in the Merchandising segment;

o	failure to protect our intellectual property;

o	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

o	increases in paper or postage costs;

o	further weakening in circulation and increased costs of magazine distribution;

o	operational or financial problems at any of our contractual business partners;

o	the receptivity of consumers to our new product introductions;

o	failure to predict, respond to and influence trends in consumer taste; and

o	changes in government regulations affecting the Company’s industries.
     These and other factors are discussed in this Quarterly Report on Form 10-Q under the heading “Part II. Other Information, Item 1A. Risk Factors.”
     We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. In the second quarter of 2009, total revenues decreased approximately 26% from the same quarter the prior year due primarily to the declines in print advertising revenue, as well as the decrease in sales from Kmart.
     Our operating costs and expenses were lower in the second quarter of 2009 primarily from savings in our Publishing segment which had lower production, distribution and editorial costs and lower selling and promotion expenses. In addition, we also reduced expenses in our Corporate, Merchandising and Broadcasting segments across all expense categories including general and administrative costs.
     We ended the quarter with approximately $53.8 million in cash, cash equivalents and short-term investments. Our overall liquidity decreased from December 31, 2008 due to cash used for capital expenditures, prepayments on our long-term debt and general operations.

Media Update. In the second quarter of 2009, revenues from our media platforms declined from the prior year period due to decreased advertising revenues in our Publishing segment as the result of fewer pages sold and in our Broadcasting segment as the result of lower ratings. These declines were partially offset by advertising gains in the Internet segment. Based on our current outlook, we expect to experience continued declines in our Publishing segment advertising revenues for the third quarter, although we have limited visibility beyond the third quarter.
Publishing
     Advertising revenues declined in the second quarter of 2009 from the same quarter of 2008 due to a decrease in pages. Circulation revenues also declined as subscription revenues decreased due to lower effective rates and higher agent commission expense, partially offset by higher volume of copies served. Additionally, circulation revenues decreased from lower volume of newsstand sales and the timing of special issues. The decline in revenues was partially offset by decreases in all expense categories including production, editorial, circulation marketing, and advertising costs. These cost savings included savings from lower page volume and from reduced discretionary spending as well as lower compensation costs from staff reductions and a lower compensation accrual. As we enter the third quarter, print advertising revenue is currently trending lower, similar to the declines that we experienced in the second quarter of 2009 as compared to the prior year period.
Broadcasting
     Broadcasting segment revenues were lower in the second quarter of 2009 as compared to the prior year period. Decreased advertising revenue from lower ratings was partially offset by higher integration revenue. The Martha Stewart Show continues to maintain its core audience.
Internet
     In the second quarter of 2009, we continued to experience growth in our online audience. Our page views increased, on average, approximately 59% from the prior year quarter and advertising revenue increased 28%. For the year in total, we expect continued year-over-year growth in online advertising revenue, although we have limited visibility regarding revenue trends in specific quarters.
Merchandising Update. In the second quarter, Merchandising segment revenues decreased mostly due to the decline in our sales from Kmart as compared with the prior year quarter. Merchandising segment revenues also decreased due to certain one-time benefits in the prior year period. For the remainder of the year, we expect to experience significantly lower retail sales from Kmart as compared with the prior year periods, as the result of the continued impact of the wind down of our relationship. We also expect royalty revenues, excluding Kmart, to be down in the third quarter as compared with the prior year period mostly due to a one-time payment in the previous year from a partnership that has terminated.
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

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$14.0 *

*	The minimum guarantee has been reduced by $1.0 million for the contract year ending January 31, 2010 in exchange for relief from exclusivity in certain product categories.
     For the contract year ended January 31, 2009, our earned royalty based on actual retail sales at Kmart was $17.9 million. Furthermore, $10.0 million of royalties previously paid have been deferred and were subject to recoupment in the period ending January 31, 2009. No royalties were recouped in 2008 for the contract year ended January 31, 2009. The $10.0 million of deferred royalties remain subject to recoupment for the period ending January 31, 2010. However, given the current trends in our Kmart retail sales, we expect to reverse the entire reserve into non-cash revenue in the fourth quarter of 2009.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
PUBLISHING SEGMENT

	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$19,488	$28,889	$(9,401)
Circulation	13,044	16,802	(3,758)
Books	735	251	484
Licensing and other	257	323	(66)

Total Publishing Segment Revenues	33,524	46,265	(12,741)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	18,543	23,950	5,407
Selling and promotion	10,468	13,401	2,933
General and administrative	1,461	1,644	183
Depreciation and amortization	57	93	36

Total Publishing Segment Operating Costs and Expenses	30,529	39,088	8,559

Operating Income	$2,995	$7,177	$(4,182)

     Publishing revenues decreased 28% for the three months ended June 30, 2009 from the prior year period. Advertising revenue decreased $9.4 million due to the decrease in pages in Martha Stewart Living, Martha Stewart Weddings, Body + Soul and Everyday Food. The decrease in advertising pages was accompanied by a modest decrease in advertising rates at Martha Stewart Living and Martha Stewart Weddings partially offset by slightly higher advertising rates at Body + Soul and Everyday Food driven in part by a higher circulation rate base. Circulation revenue decreased $3.8 million largely due to higher agency commissions and lower effective subscription rate per copy in the second quarter of 2009 for Martha Stewart Living, Everyday Food and Body + Soul as compared with the prior year period, offset in part by higher subscriber volume at each of these titles. Circulation revenue also decreased from lower newsstand unit volume across all of our titles, as well as the prior year contribution of two special interest publications and a special issue of Martha Stewart Weddings as compared to one special interest publication in the second quarter of 2009. Revenue related to our books business increased $0.5 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreement with Clarkson Potter/Publishers for Martha Stewart books and Harper Studios for Emeril Lagasse books.
Magazine Publication Schedule

	Three months ended June 30,	Three Months ended June 30,
	2009	2008

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Martha Stewart Weddings	Two Issues	Three Issues
Body + Soul	Three Issues	Three Issues
Special Interest Publications	One Issue	Two Issues
     Production, distribution and editorial expenses decreased $5.4 million, primarily due to savings related to lower volume of pages. Additionally, art and editorial story and staff costs decreased inclusive of a lower compensation accrual. Selling and promotion expenses decreased $2.9 million due to lower fulfillment rates associated with Martha Stewart Living and Everyday Food, lower marketing program and advertising staff costs, including a lower compensation accrual, and lower circulation marketing costs. These decreases were partially offset by higher newsstand placement expenses for Martha Stewart Living and Everyday Food. General and administrative expenses decreased $0.2 million primarily due to lower compensation costs including a lower compensation accrual partially offset by a higher allocation of aggregate facilities costs to this segment.

BROADCASTING SEGMENT

	Three Months Ended June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$6,056	$6,744	$(688)
Radio	1,875	1,875	—
Licensing and other	2,378	2,736	(358)

Total Broadcasting Segment Revenues	10,309	11,355	(1,046)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	6,726	7,878	1,152
Selling and promotion	522	532	10
General and administrative	1,315	1,790	475
Depreciation and amortization	68	300	232

Total Broadcasting Segment Operating Costs and Expenses	8,631	10,500	1,869

Operating Income	$1,678	$855	$823

     Broadcasting revenues decreased 9% for the three months ended June 30, 2009 from the prior year period. Advertising revenue decreased $0.7 million primarily due to the decline in household ratings. This decrease was partially offset by an increase in other advertising at higher rates as well as modestly higher advertising rates overall. Licensing and other revenue decreased $0.4 million primarily due to lower revenue from Emeril Lagasse’s television programming.
     Production, distribution and editorial expenses decreased $1.2 million due to production cost savings for the current season 4 as compared to the prior year’s season 3 as well as lower distribution fees for The Martha Stewart Show. General and administrative expenses decreased due to lower staffing costs resulting from reduced headcount.

INTERNET SEGMENT

	Three Months Ended June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising	$4,157	$3,243	$914
Product	3	(2)	5

Total Internet Segment Revenues	4,160	3,241	919

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	1,866	2,241	375
Selling and promotion	1,753	1,476	(277)
General and administrative	494	1,000	506
Depreciation and amortization	517	492	(25)

Total Internet Segment Operating Costs and Expenses	4,630	5,209	579

Operating Loss	$(470)	$(1,968)	$1,498

     Internet revenues increased 28% for the three months ended June 30, 2009 from the prior year period. Advertising revenue increased $0.9 million due to an increase in page views and sold advertising volume, despite lower rates.
     Production, distribution and editorial costs and general and administrative expenses decreased $0.4 million and $0.5 million, respectively, due to lower compensation costs including a lower compensation accrual in the second quarter of 2009 as compared to the prior year period. Selling and promotion expenses increased $0.3 million due to higher compensation expenses from increased headcount and higher commissions.

MERCHANDISING SEGMENT

	Three Months Ended
	June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Merchandising Segment Revenues
Kmart earned royalty	$2,721	$6,205	$(3,484)
Other	6,282	10,044	(3,762)

Total Merchandising Segment Revenues	9,003	16,249	(7,246)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,154	2,655	501
Selling and promotion	813	2,642	1,829
General and administrative	1,210	2,509	1,299
Depreciation and amortization	17	25	8
Impairment on equity investment	5,500	—	(5,500)

Total Merchandising Segment Operating Costs and Expenses	9,694	7,831	(1,863)

Operating (Loss) / Income	$(691)	$8,418	$(9,109)

     Merchandising revenues decreased 45% for the three months ended June 30, 2009 from the prior year period. Actual retail sales of our products at Kmart declined 56% on a comparable store and total store basis mostly due to the decreased assortment of product categories as we wind down the partnership. The decrease in other revenues was due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects. Other revenues also decreased due to lower revenue from an endorsement agreement in the prior year with no comparable revenue in the current period as well as the prior year benefit from the expansion of our crafts line with EK Success into Wal-Mart.
     Production, distribution and editorial expenses decreased $0.5 million due primarily to lower compensation costs including a lower compensation accrual in the second quarter of 2009 as compared to the prior year period. Selling and promotion expenses decreased $1.8 million primarily as a result of the corresponding revenue decrease in services that we provide to our partners for reimbursable creative services projects. General and administrative costs decreased $1.3 million due to lower allocated facilities and compensation expenses. In the second quarter of 2009, we recorded $5.5 million in non-cash impairment charges related to a cost-based equity investment.

CORPORATE

	Three Months Ended June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$8,126	$12,146	$4,020
Depreciation and amortization	1,488	613	(875)

Total Corporate Operating Costs and Expenses	9,614	12,759	3,145

Operating Loss	$(9,614)	$(12,759)	$3,145

     Corporate operating costs and expenses decreased 25% for the three months ended June 30, 2009 from the prior year period. General and administrative expenses decreased largely due to one-time non-recurring charges in the second quarter of 2008 of $1.5 million. General and administrative expenses also decreased due to a lower compensation accrual and lower compensation costs, as well as lower professional fees, lower facilities expenses due to increased allocations to the business segments and lower insurance costs. Depreciation and amortization expenses increased $0.9 million due to accelerated depreciation charges related to relocation of our office space.
OTHER ITEMS
Interest (expense) / income, net. Interest expense, net, was $(0.1) million for the quarter ended June 30, 2009 compared to interest income, net, of $0.1 million for the prior year period. The decrease was primarily attributable to a lower average cash balance partially offset by higher interest rates on our money market funds and short-term investments and lower interest expense on our term loan related to the acquisition of certain assets of Emeril Lagasse.
Income / (loss) on equity securities. Income was $0.2 million for the quarter ended June 30, 2009 compared to a loss of $(1.1) million in prior year. In the second quarter of 2009, we sold certain equity securities for a gain that was partially offset by the loss from marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The loss in the second quarter of 2008 was solely attributable to the application of fair value accounting to our derivative instrument.
Loss in equity interest. The loss in equity interest was $(0.2) million for the quarter ended June 30, 2008. During the second quarter of 2009, certain investments in equity securities previously accounted for under the equity method were accounted for under the cost method. Therefore, there is no income or loss in equity interest in the second quarter of 2009.
Income tax expense. Income tax expense for the three months ended June 30, 2009 was $0.4 million, compared to a $0.1 million expense in the prior year period. The increase is due to additional tax liability related to our indefinite-lived intangibles.
Net (Loss) / Income. Net loss was $(6.4) million for the three months ended June 30, 2009 compared to net income of $0.3 million for the three months ended June 30, 2008, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
PUBLISHING SEGMENT

	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$35,038	$50,984	$(15,946)
Circulation	25,652	33,353	(7,701)
Books	783	2,018	(1,235)
Licensing and other	412	702	(290)

Total Publishing Segment Revenues	61,885	87,057	(25,172)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	34,991	46,182	11,191
Selling and promotion	22,359	28,576	6,217
General and administrative	3,282	3,272	(10)
Depreciation and amortization	131	192	61

Total Publishing Segment Operating Costs and Expenses	60,763	78,222	17,459

Operating Income	$1,122	$8,835	$(7,713)

     Publishing revenues decreased 29% for the six months ended June 30, 2009 from the prior year period. Advertising revenue decreased $15.9 million due to the decrease in pages in Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Body + Soul. The decrease in advertising pages was partially offset by slightly higher advertising rates in Martha Stewart Living, Everyday Food and Body + Soul driven in part by a higher circulation rate base. Circulation revenue decreased $7.7 million due to higher agency commissions and lower effective subscription rate per copy in the first half of 2009 for Martha Stewart Living, Everyday Food and Body + Soul as compared with the prior year period. These declines were offset in part by a higher level of subscription copies. Circulation revenue also decreased from lower newsstand unit volume across all of our titles, as well as the prior year contribution of four special interest publications and a special issue of Martha Stewart Weddings as compared to one special interest publication in the first half of 2009. Revenue related to our books business decreased $0.3 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreement with Clarkson Potter/Publishers for Martha Stewart books and Harper Studios for Emeril Lagasse books.
Magazine Publication Schedule

	First Half 2009	First Half 2008

Martha Stewart Living	Six Issues	Six Issues
Everyday Food	Six Issues	Six Issues
Martha Stewart Weddings	Two Issues	Three Issues
Body + Soul	Five Issues	Five Issues
Special Interest Publications	One Issue	Four Issues
     Production, distribution and editorial expenses decreased $11.2 million, primarily due to savings related to lower volume of pages. Additionally, art and editorial story and staff costs decreased inclusive of a lower compensation accrual. Selling and promotion expenses decreased $6.2 million due to lower fulfillment rates associated with Martha Stewart Living and Everyday Food, lower marketing program and advertising staff costs including a lower compensation accrual, and lower circulation marketing costs. These decreases were partially offset by higher newsstand placement expenses for Martha Stewart Living and Everyday Food.

BROADCASTING SEGMENT

	Six Months Ended June 30,
	2008	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$12,080	$13,837	$(1,757)
Radio	3,750	3,750	—
Licensing and other	4,993	4,329	664

Total Broadcasting Segment Revenues	20,823	21,916	(1,093)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	14,355	15,526	1,171
Selling and promotion	1,145	1,434	289
General and administrative	2,674	3,517	843
Depreciation and amortization	138	410	272

Total Broadcasting Segment Operating Costs and Expenses	18,312	20,887	2,575

Operating Income	$2,511	$1,029	$1,482

     Broadcasting revenues decreased 5% for the six months ended June 30, 2009 from the prior year period. Advertising revenue decreased $1.8 million primarily due to the decline in household ratings. This decrease was partially offset by an increase in other advertising at higher rates as well as higher advertising rates overall. Licensing and other revenue increased $0.7 million primarily due to Emeril Lagasse’s talent fee from his original series on Planet Green, as well as a marketing agreement with TurboChef. Revenues related to both Emeril Lagasse and TurboChef began in the second quarter of 2008.
     Production, distribution and editorial expenses decreased $1.2 million due to production cost savings for the current season 4 as compared to the prior year’s season 3 as well as lower distribution fees for The Martha Stewart Show. Selling and promotion expenses decreased $0.3 million primarily due to lower headcount and compensation costs as well as reduced spending for the February 2009 sweeps as compared to the prior year period. General and administrative expenses decreased $0.8 million due to a lower compensation accrual and lower staff related costs.

INTERNET SEGMENT

	Six Months Ended June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising	$6,777	$5,553	$1,224
Product	5	1,102	(1,097)

Total Internet Segment Revenues	6,782	6,655	127

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	3,725	5,290	1,565
Selling and promotion	3,504	2,676	(828)
General and administrative	1,086	2,035	949
Depreciation and amortization	969	870	(99)

Total Internet Segment Operating Costs and Expenses	9,284	10,871	1,587

Operating Loss	$(2,502)	$(4,216)	$1,714

     Internet revenues increased 2% for the six months ended June 30, 2009 from the prior year period. Advertising revenue increased $1.2 million or 22% due to an increase in page views and sold advertising volume, despite lower rates. Product revenue decreased $1.1 million due to the inclusion of revenue from Martha Stewart Flowers in the first quarter of 2008. Beginning in the second quarter of 2008, we transitioned to a co-branded agreement with 1-800-Flowers.com. Revenue and related earnings for this business are now reported in our Merchandising segment.
     Production, distribution and editorial costs decreased $1.6 million due primarily to the prior year transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses, as well as due to a lower compensation accrual and lower compensation costs in the first half of 2009 as compared to the prior year period. Costs related to our higher-margin 1-800-Flowers.com program are reported in the Merchandising segment. Selling and promotion expenses increased $0.8 million due to higher compensation expenses from increased headcount and higher commissions. General and administrative expenses decreased $0.9 million due to lower compensation expenses and a lower compensation accrual in the first half of 2009 as compared to the prior year period.

MERCHANDISING SEGMENT

	Six Months Ended June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Merchandising Segment Revenues
Kmart earned royalty	$5,158	$10,763	$(5,605)
Kmart minimum true-up	939	3,806	(2,867)
Other	11,839	14,746	(2,907)

Total Merchandising Segment Revenues	17,936	29,315	(11,379)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	4,409	5,762	1,353
Selling and promotion	1,329	4,079	2,750
General and administrative	2,029	4,411	2,382
Depreciation and amortization	35	49	14
Impairment on equity investment	12,600	—	(12,600)

Total Merchandising Segment Operating Costs and Expenses	20,402	14,301	(6,101)

Operating (Loss) / Income	$(2,466)	$15,014	$(17,480)

     Merchandising revenues decreased 39% for the six months ended June 30, 2009 from the prior year period. The decrease in segment revenues was mostly due to the reduction of our contractual minimum guarantee and lower sales from Kmart. Actual retail sales of our products at Kmart declined 52% on a comparable store and total store basis. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods is listed separately above as Kmart minimum true-up. The decrease in other revenues was due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects. Other revenues also decreased due to lower revenue from an endorsement agreement in the prior year with no comparable revenue in the current period as well as the prior year benefit from the expansion of our crafts line with EK Success into Wal-Mart. These decreases in other revenues were partially offset by contributions from Emeril Lagasse’s brand and our partnership with 1-800-Flowers.com for our flowers program which both began contributing to our revenues in the second quarter of 2008.
     Production, distribution and editorial expenses decreased $1.4 million due primarily to lower compensation costs including a lower compensation accrual in the first half of 2009 as compared to the prior year period. Selling and promotion expenses decreased $2.8 million primarily as a result of the corresponding revenue decrease in services that we provide to our partners for reimbursable creative services projects. General and administrative costs decreased $2.4 million due to lower allocated facilities and compensation expenses. In the first half of 2009, we recorded $12.6 million in non-cash impairment charges related to a cost-based equity investment.

CORPORATE

	Six Months Ended June 30,
	2009	2008	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$17,627	$22,116	$4,489
Depreciation and amortization	2,626	1,358	(1,268)

Total Corporate Operating Costs and Expenses	20,253	23,474	3,221

Operating Loss	$(20,253)	$(23,474)	$3,221

     Corporate operating costs and expenses decreased 14% for the six months ended June 30, 2009 from the prior year period. General and administrative expenses decreased due to a lower compensation accrual, as well as lower facilities expenses due to increased allocations to the business segments, lower professional fees, and lower insurance costs. General and administrative expenses also decreased due to one-time non-recurring charges in the second quarter of 2008 related to severance and facility-related charges. Depreciation and amortization expenses increased $1.3 million due to accelerated depreciation charges related to relocation of our office space.
OTHER ITEMS
Interest (expense) / income, net. Interest expense, net, was $(0.1) million for the six months ended June 30, 2009 compared to interest income, net, of $0.5 million for the prior year period. The decrease was primarily attributable to the 2009 interest expense from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse. The decrease was also attributable to a lower average cash balance partially offset by higher interest rates on our money market funds and short-term investments and lower interest expense on our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse.
Loss on equity securities. Loss was $(0.5) million for the six months ended June 30, 2009 compared to $(1.1) million in prior year. The loss was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The losses were partially offset by our sale of certain equity securities that we sold for a gain.
Loss in equity interest. The loss in equity interest was $(0.2) million for the six months ended June 30, 2009 compared to $(0.2) million in prior year. Certain investments in equity securities previously accounted for under the equity method were accounted for under the cost method beginning in the second quarter of 2009.
Income tax expense. Income tax expense for the six months ended June 30, 2009 was $0.8 million, compared to a $0.3 million expense in the prior year period. The increase is due to recording additional tax liability on indefinite lived intangibles.
Net Loss. Net loss was $23.2 million for the six months ended June 30, 2009, compared to a net loss of $3.9 million for the six months ended June 30, 2008, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     In the first half of 2009, our overall cash, cash equivalents and short-term investments decreased $6.3 million from December 31, 2008. The decrease was due to capital expenditures related to our office relocation efforts, principal pre-payments of our loan with Bank of America and net operating expenses partially offset by the satisfaction of our 2008 year-end advertising receivables and royalty receivables. Cash, cash equivalents and short-term investments were $53.8 million and $60.1 million at June 30, 2009 and December 31, 2008, respectively. As a result of our August 7, 2009 execution of an amended and restated loan agreement with Bank of America and the securing of that loan with cash, an amount equal to the principal balance of the loan will be characterized as “restricted cash” going forward so long as that cash security is maintained.
Cash Flows from Operating Activities
     Cash flows (used in) / provided by operating activities were $(1.0) million and $39.5 million for the six months ended June 30, 2009 and 2008, respectively. In the first half of 2009, cash flow used in operations reflected our operating loss, net of non-cash factors, as discussed earlier combined with payments of previously accrued expenses. Cash used in operating activities was partially offset by the satisfaction of 2008 year-end advertising receivables as well as royalty receivables from our Merchandising segment partners.
Cash Flows from Investing Activities
     Cash flows used in investing activities were $(2.0) million and $(24.8) million for the six months ended June 30, 2009 and 2008, respectively. In the first half of 2009, cash flow used in investing activities reflected $2.3 million paid for capital improvements in conjunction with our relocation and consolidation of certain offices. Additionally, we invested $0.7 million for a non-controlling interest in an internet company. These cash payments were partially offset by the net sales of short-term investments of $1.1 million.
Cash Flows from Financing Activities
     Cash flows used in financing activities were $(2.3) million and $(2.0) million for the six months ended June 30, 2009 and 2008, respectively. In the first half of 2009, cash used in financing activities primarily related to $2.0 million in principal pre-payments made pursuant to our term loan agreement with Bank of America.
Debt
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one year period. The renewal included certain substantive changes from prior years’ terms, including a covenant to maintain $5.0 million in liquidity and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. Under the terms of the credit agreement, we are required to satisfy certain debt covenants, with which we were compliant as of June 30, 2009. We had no outstanding borrowings under this facility as of June 30, 2009 and had letters of credit of $2.8 million.
     In April 2008, we entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the first half of 2009, we prepaid $2.0 million in principal representing substantially all amounts due through June 30, 2010. During the next twelve months, $1.0 million of the total $17.5 million in principal is due. The interest rate on the loan during the first half of 2009 was a floating rate of 1-month LIBOR plus 2.85%. We expect to pay the principal installments and interest expense with cash from operations.
     The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. In the second quarter of 2009, we executed a Waiver and Omnibus Amendment No. 1 to the loan agreement which amended certain financial covenants for the period ended June 30, 2009 only. As of June 30, 2009, we were in compliance with all the financial covenants. A summary of the most significant financial covenants is as follows:

Financial Covenant	Required at June 30, 2009
Unencumbered cash	125% of outstanding principal
Tangible Net Worth	Greater than $35.0 million
Funded Debt to EBITDA (a)	Less than 2.75
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Greater than 2.75
Quick Ratio	Greater than 1.0

(a)	EBITDA is earnings before interest, taxes, depreciation and amortization, and impairment charges as defined in the loan agreement and subsequent waiver and amendment.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
     On August 7, 2009, we amended and restated the loan agreement we entered into with Bank of America in the original amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. As amended and restated, the loan is secured by substantially all of the assets of the Emeril business that we acquired, as well as cash collateral in an amount equal to the outstanding principal balance of the loan. The cash collateral may be released at our request if we demonstrate that we would have been in compliance with the financial covenants, as described in the Notes to Condensed Consolidated Financial Statements (Note 12, “Subsequent Event”), for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable to us for that fiscal quarter. While the loan is secured by the cash collateral, the interest rate is a floating rate of 1-month LIBOR plus 1.50%. If the cash collateral is released, the interest rate is a floating rate of 1-month LIBOR plus 2.85%.
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
     Advertising revenues in the Publishing segment are generally recorded upon release of magazines for sale to consumers and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are recognized based on estimates with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenues earned from book publishing are recorded as manuscripts are delivered to and/or accepted by our publisher. Additional revenue is recorded as sales on a unit basis exceed the advanced royalty for the individual title or in certain cases, advances on cross-collateralized titles.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates as well as from adverse changes in our publicly traded investment. We also hold a derivative financial instrument that could expose us to further market risk. We do not utilize financial instruments for trading purposes.
Interest Rates
     We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 1.5% so long as the facility is secured by cash or the 1-month LIBOR rate plus 2.85% if the cash securing the facility is released. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $17.5 million on the term loan at June 30, 2009 at an average rate of 3.2% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.05 million for the three months ended June 30, 2009.

     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of June 30, 2009, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as June 30, 2009. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.1 million for the three months ended June 30, 2009.
Stock Prices
     We have a common stock investment in a publicly traded company that is subject to market price volatility. This investment had an aggregate fair value of approximately $2.0 million as of June 30, 2009. A hypothetical decrease in the market price of this investment of 10% would result in a fair value of approximately $1.8 million. The hypothetical decrease in fair value of $0.2 million would be recorded in shareholders’ equity as an other comprehensive loss, as any change in fair value of our publicly-held equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.
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
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the second quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     There have been no material changes from legal proceedings as previously disclosed in the 2008 10-K, other than the Company’s settlement and dismissal from the case captioned Datatern, Inc. v. Bank of America Corp. et al. (NO 5-08CV-70), previously reported in “Item 3. Legal Proceedings” of our 2008 10-K.
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
     The crisis in the financial markets and sustained weakening of the economy could significantly impact our business, financial condition, results of operations and cash flows, and could adversely affect the value of our assets, hamper our ability to refinance our existing debt or raise additional funds.
     The economy has experienced extreme disruption in 2008 and 2009, including extreme volatility and declines in securities prices, severely diminished liquidity and a drastic reduction in credit availability. These events have lead to increased unemployment, declines in consumer confidence, declines in discretionary income and spending, and extraordinary and unprecedented uncertainty and instability for many companies, across all industries. This economic downturn has adversely affected consumer spending and has and could in the future severely impact many of the companies with which we do business. We cannot predict the future health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.
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
     In addition, we have significant goodwill, intangible and other assets recorded on our balance sheet. We have already incurred impairment charges with respect to goodwill and certain intangible assets, and are now realizing charges with respect to our investments. We will continue to evaluate the recoverability of the carrying amount of our goodwill, intangible and other assets on an ongoing basis, and we may in the future incur additional, and possibly substantial, impairment charges, which would adversely affect our financial results. Impairment assessment inherently involves the exercise of judgment in determining assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one or our assumptions could produce a significantly different result. Future events and changing market conditions may prove assumptions to be wrong with respect to prices, costs, holding periods or other factors. Differing results may amplify impairment charges in the future.
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
     For the twelve months ended January 31, 2009, the minimum guaranteed royalty payment from Kmart was $20.0 million, significantly less that the $65.0 million we received for the twelve months ended January 31, 2008. This drop in guarantees from Kmart is permanent, and our agreement with Kmart continues only through January 2010. In this final year, our expected guaranteed payment is $14.0 million. We have not yet earned royalties from other sources in sufficient scope to recoup the loss in guaranteed payments from Kmart. While we continue to diversify our merchandise offerings in an effort to build up alternative royalty streams, we may not be able to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract. This shortfall has adversely affected our operating results and business.
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
     We cannot be certain that we will be successful in achieving these and other necessary objectives or that our Internet business will become profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects could be materially adversely affected.

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
     Distribution of magazines to newsstands and bookstores is conducted primarily through companies, known as wholesalers. Wholesalers have in the past advised us that they intended to increase the price of their services. We have not experienced any material increase to date; however some wholesalers have experienced credit and on-going concern risks. It is possible that other wholesalers likewise may seek to increase the price of their services or discontinue operations. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations. The need to change wholesalers could cause a disruption or delay in deliveries, which could adversely impact our results of operations.
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
     Martha Stewart controls our company through her stock ownership, enabling her to elect our board of directors, and potentially to block matters requiring stockholder approval, including any potential changes of control.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended June 30, 2009:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
April 2009	4,030	$3.58	Not applicable	Not applicable
May 2009	938	$3.44	Not applicable	Not applicable
June 2009	32,824	$3.26	Not applicable	Not applicable
Total for quarter ended June 30, 2009	37,792	$3.39	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) We held our 2009 Annual Meeting of Stockholders on May 13, 2009.
(b) At the Annual Meeting, holders of Class A Common Stock and Class B Common Stock, voting as one class, voted to elect six directors to our Board of Directors, each to hold office until our 2010 annual meeting of stockholders, or until their successors are duly elected and qualified. The votes were cast as follows:

	Votes For	Votes Withheld
Charlotte Beers	283,672,490	4,542,254
Michael Goldstein	285,576,196	2,638,548
Arlen Kantarian	286,880,646	1,334,098
Charles A. Koppelman	286,836,455	1,378,289
William A. Roskin	285,963,183	2,251,561
Todd Slotkin	285,728,759	2,485,985

ITEM 5. OTHER INFORMATION.
On August 7, 2009, Martha Stewart Living Omnimedia, Inc. (the “Company”) and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC (the “Borrower”), entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (the “Bank”), which Amended and Restated Loan Agreement replaces in its entirety the loan agreement dated April 4, 2008 (the “Original Loan Agreement”) among the Company, the Borrower and the Bank. Pursuant to the Original Loan Agreement, on April 7, 2008 the Borrower borrowed a $30 million term loan from the Bank (the “Loan”), of which $17,500,000 was outstanding on August 7, 2009. The term and conditions of the Loan are now governed by the Amended and Restated Loan Agreement instead of the Original Loan Agreement. The Amended and Restated Loan Agreement requires the Borrower to continue repaying the Loan in principal installments of $1.5 million, plus accrued interest, on the last day of each calendar quarter, with the balance of the principal of the Loan, plus accrued interest, due on December 7, 2012. The Borrower may prepay the Loan in whole or in part at any time without penalty or premium. The Loan is guaranteed by the Company and its domestic subsidiaries (other than MSLO Shared IP Sub LLC (the “Shared IP Sub”)).
Pursuant to a Security Agreement entered into by the Borrower and the Company on July 31, 2008 (the “Security Agreement”), the Loan is secured by substantially all of the assets purchased by the Company from Emeril Lagasse (the “Emeril Collateral”). In connection with the Amended and Restated Loan Agreement, the Borrower and the Company entered into an amendment to the Security Agreement on August 7, 2009, which amendment required the Borrower to pledge to and maintain with the Bank, in addition to the Emeril Collateral, cash collateral (the “Cash Collateral”) in an amount equal to the outstanding principal balance of the Loan. The Cash Collateral will be released at the written request of the Company if the Company demonstrates that it would have been in compliance with the financial covenants set forth in the Amended and Restated Loan Agreement, as described below, for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable to the Company for such fiscal quarter. While the Loan is secured by the Cash Collateral, the interest rate on the Loan is equal to a floating rate (adjusted daily) of 1-month LIBOR plus 1.50%. If the Cash Collateral is released, the interest rate on the Loan is equal to a floating rate (adjusted daily) of 1-month LIBOR plus 2.85%.
The Amended and Restated Loan Agreement contains financial covenants that, if the Cash Collateral is released, require that: (i) the Company on a consolidated basis maintain tangible net worth of at least $40 million; (ii) the Company not permit the ratio of (a) its liabilities for borrowed money and other interest-bearing liabilities (less the non-current portion of any subordinated liabilities) to (b) its consolidated earnings before interest, taxes, depreciation, depletion and amortization expenses, non-cash stock-based compensation expenses and impairment losses (“EBITDA”) over the preceding four-quarter period to be greater than 2.0:1.0; (iii) the Company on a consolidated basis not permit the ratio of (a) its EBITDA over the preceding four-quarter period to (b) the sum over the preceding four-quarter period of its interest expense plus the current portion of long-term debt (excluding the Loan) to be less than 2.75:1.0; (iv) the Borrower not permit the ratio (the “Borrower FCCR”) of (a) the consolidated EBITDA of the Borrower and the Shared IP Sub over the preceding four-quarter period to (b) the sum over the preceding four-quarter period of consolidated interest expense of the Borrower and the Shared IP Sub plus the current portion of consolidated long-term debt of the Borrower

(excluding the Loan) and the Shared IP Sub to be less than 1.0:1.0; (v) the Company on a consolidated basis not permit the ratio of (a) its cash, cash equivalents, short-term cash investments, net trade receivables and marketable securities not classified as long-term investments to (b) its current liabilities (excluding the Loan) to be less than 1.0:1.0; and (vi) the Company on a consolidated basis maintain at least 75% of its total assets in the Company and its domestic subsidiaries. Compliance with the above covenants will be tested as of the last day of each fiscal quarter commencing with the fiscal quarter immediately preceding the date on which the Cash Collateral is released.
The Amended and Restated Loan Agreement also contains a variety of customary affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit the Company to, among other things: incur an additional $15 million of debt during the term of the Loan to finance permitted investments or acquisitions; incur $15 million of earnout liabilities during the term of the Loan in connection with permitted acquisitions; spend up to $30 million during the term of the Loan repurchasing its stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and, if the Cash Collateral has been released, the Company would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and, if the Cash Collateral has been released, the Company would be in pro forma compliance with the above-described financial covenants assuming the investment or acquisition had occurred at the beginning of the most recently-ended four-quarter period); make up to $7.5 million in capital expenditures in each fiscal year, provided that the Company can carry over any unspent amount to any subsequent fiscal year (but in no event may the Company make more than $15 million in capital expenditures in any fiscal year); sell its investment in WeddingWire, Inc. (or any asset the Company might receive in conversion or exchange for such investment); and sell assets during the term of the Loan comprising, in the aggregate, up to 10% of the Company’s consolidated shareholders’ equity (so long as the Company receives at least 75% of the consideration in cash, no default or event of default existed at the time of or would result from such sale and, if the Cash Collateral has been released, the Company would be in pro forma compliance with the above-described financial covenants assuming the sale had occurred at the beginning of the most recently-ended four-quarter period).
The Loan may be accelerated and the Bank may exercise remedies against the collateral upon the occurrence of an event of default as defined in the Amended and Restated Loan Agreement.

ITEM 6. EXHIBITS.
     (a) Exhibits

Exhibit
Number	Exhibit Title
10.1	Waiver and Omnibus Amendment No. 1 dated June 18, 2009 to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia. *

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 10, 2009

/s/ Kelli Turner
Name:	Kelli Turner
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.1	Waiver and Omnibus Amendment No. 1 dated June 18, 2009 to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia. *

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith