Form 10-Q
period 2009-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2009-11-09
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15395
MARTHA STEWART LIVING OMNIMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2187059

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West 26th Street, New York, NY	10001

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Class	Outstanding as of November 5, 2009
Class A, $0.01 par value	27,990,067
Class B, $0.01 par value	26,690,125

Total	54,680,192

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,931	$50,204
Short-term investments	12,453	9,915
Accounts receivable, net	33,805	52,500
Inventory	6,274	6,053
Deferred television production costs	4,727	4,076
Other current assets	6,399	3,752

Total current assets	85,589	126,500

RESTRICTED CASH	15,000	—
PROPERTY, PLANT AND EQUIPMENT, net	14,969	14,422
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	47,560	48,205
OTHER NONCURRENT ASSETS, net	13,614	27,051

Total assets	$221,839	$261,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,561	$27,877
Accrued payroll and related costs	9,858	7,525
Income taxes payable	102	142
Current portion of deferred subscription revenue	17,226	22,597
Current portion of other deferred revenue	19,345	7,582

Total current liabilities	68,092	65,723

DEFERRED SUBSCRIPTION REVENUE	5,769	6,874
OTHER DEFERRED REVENUE	4,296	13,334
LOAN PAYABLE	15,000	19,500
DEFERRED INCOME TAX LIABILITY	2,845	1,854
OTHER NONCURRENT LIABILITIES	3,179	3,005

Total liabilities	99,181	110,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,034 and 28,204 shares outstanding in 2009 and 2008, respectively	280	282
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,690 shares outstanding in 2009 and 2008	267	267
Capital in excess of par value	289,636	283,248
Accumulated deficit	(167,359)	(132,027)
Accumulated other comprehensive income	609	—

	123,433	151,770
Less: Class A Treasury Stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	122,658	150,995

Total liabilities and shareholders’ equity	$221,839	$261,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Publishing	$27,053	$34,544	$88,938	$121,602
Broadcasting	11,036	14,320	31,859	36,236
Internet	2,761	3,032	9,543	9,686
Merchandising	8,931	14,616	26,867	43,931

Total revenues	49,781	66,512	157,207	211,455

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	29,732	32,334	87,212	105,090
Selling and promotion	13,232	15,194	41,569	51,959
General and administrative	16,402	20,974	43,100	56,329
Depreciation and amortization	2,096	1,542	5,994	4,422
Impairment charge	—	—	12,600	—

Total operating costs and expenses	61,462	70,044	190,475	217,800

OPERATING LOSS	(11,681)	(3,532)	(33,268)	(6,345)

OTHER (EXPENSE) / INCOME
Interest (expense) / income, net	(1)	—	(91)	540
Income / (loss) on equity securities	—	366	(547)	(765)
Loss in equity interest	—	(272)	(236)	(486)

Total other (expense) / income	(1)	94	(874)	(711)

LOSS BEFORE INCOME TAXES	(11,682)	(3,438)	(34,142)	(7,056)

Income tax provision	(432)	(309)	(1,190)	(597)

NET LOSS	$(12,114)	$(3,747)	$(35,332)	$(7,653)

LOSS PER SHARE — BASIC AND DILUTED
Net Loss	$(0.22)	$(0.07)	$(0.66)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	53,865	53,590	53,817	53,256

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2009
(unaudited, in thousands)

	Class A		Class B				Accumulated other	Class A
	Common Stock		Common Stock		Capital in excess		comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	of par value	Accumulated deficit	income	Shares	Amount	Total
Balance at January 1, 2009	28,204	$282	26,690	$267	$283,248	$(132,027)	$—	(59)	$(775)	$150,995
Comprehensive loss:
Net loss	—	—	—	—	—	(35,332)	—	—	—	(35,332)

Other comprehensive income:	—	—	—	—	—		—	—	—
Unrealized gain on investment	—	—	—	—	—	—	609	—	—	609

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(34,723)

Issuance of shares of stock in conjunction with stock option exercises	10	—	—	—	70	—	—	—	—	70
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(180)	(2)	—	—	(282)	—	—	—	—	(284)

Non-cash equity compensation	—	—	—	—	6,600	—	—	—	—	6,600

Balance at September 30, 2009	28,034	$280	26,690	$267	$289,636	(167,359)	$609	(59)	$(775)	$122,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,332)	$(7,653)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Non-cash revenue	(370)	(1,600)
Depreciation and amortization	5,994	4,422
Amortization of deferred television production costs	14,359	15,393
Impairment of cost-based investment	12,600	—
Non-cash equity compensation	6,869	6,549
Deferred income tax expense	991	—
Loss on equity securities	547	765
Other non-cash charges, net	590	1,118
Changes in operating assets and liabilities	(8,196)	26,779

Net cash (used in) / provided by operating activities	(1,948)	45,773

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(46,309)
Investment in other noncurrent assets	(828)	(4,353)
Capital expenditures	(6,790)	(1,266)
Purchases of short-term investments	(13,926)	—
Sales of short-term investments	14,649	26,745

Net cash used in investing activities	(6,895)	(25,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	(721)
Proceeds from long-term debt	—	30,000
Repayment of long-term debt	(4,500)	(7,500)
Proceeds received from stock option exercises	70	44
Change in restricted cash	(15,000)	—

Net cash (used in) / provided by financing activities	(19,430)	21,823

Net (decrease) / increase in cash	(28,273)	42,413

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,204	30,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,931	$72,949

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of business financed by stock issuance	$—	$5,000
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
     The Company’s significant accounting policies are discussed in more detail in the 2008 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
2. Recent accounting standards
     In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our condensed consolidated financial statements have been changed to refer to the appropriate section of the Codification.
     In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 incorporates into GAAP certain guidance that previously existed under generally accepted auditing standards, which require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which financial statements were issued or the date on which the financials statements were available to be issued. The Company adopted ASC 855 in the second quarter of 2009. We evaluated subsequent events through November 9, 2009, which is the date the financial statements were issued. The adoption of ASC 855 did not have an impact on the Company’s financial statements.
     In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires an entity to measure a business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. ASC 805 also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, ASC 805 requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company simultaneously adopted ASC 805 and ASC 810 as of January 1, 2009, as required. These standards will have no impact on the previous acquisitions recorded by the Company in the financial statements.
     In September 2006, the FASB issued FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. ASC 820 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This partially deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this standard. The Company adopted ASC 820 as of January 1, 2008 for financial assets and liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820 for financial assets and liabilities and for nonfinancial assets and nonfinancial liabilities did not have a material impact on the consolidated financial statements.
3. Other
     Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”
     Certain prior year financial information has been reclassified to conform to 2009 financial statement presentation. Beginning in the second quarter of 2009, certain investments in equity securities previously accounted for under the equity method are accounted for under the cost method.
4. Inventory
     Inventory is comprised of paper stock. The inventory balances at September 30, 2009 and December 31, 2008 were $6.3 million and $6.1 million, respectively.
5. Investment in Other Non-Current Assets
     During the second quarter of 2008, the Company entered into a three-year agreement with TurboChef Technologies, Inc. (“TurboChef”) to provide intellectual property and promotional services in exchange for $10.0 million. In lieu of cash consideration, TurboChef provided consideration in the form of 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock for an aggregate fair value of approximately $5.0 million in the first agreement year (2008), and was to provide another $2.5 million in each of year two and three of the agreement in the form of stock or cash, at its option, for a total contract value of $10.0 million.
     On January 5, 2009, the Middleby Corporation (“Middleby”) completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares received a combination of $3.67 in cash and 0.0486 shares of Middleby common stock per TurboChef share. In addition, the warrant was converted to a new warrant to purchase 22,064 shares of Middleby. The consideration upon the merger equated to $2.0 million, which represented $1.4 million in cash and 18,518 shares of Middleby common stock worth $0.5 million on January 5, 2009, as well as $0.1 million related to the warrant. In the first quarter of 2009, Middleby paid the Company $2.5 million in cash, fulfilling the second year obligation under the agreement. During the second quarter of 2009, the Company sold its 18,518 shares of Middleby common stock for $0.9 million representing a gain on sale of equity securities of $0.3 million. In July 2009, the Company and Middleby agreed to terminate the intellectual property and promotional services agreement and to cancel the related warrant. In connection with the termination agreement, Middleby paid the Company $2.0 million in cash. This cash payment plus the remaining deferred revenue of $3.6 million for a total of $5.6 million is being recognized during the third and fourth quarters of 2009 as the Company fulfills certain remaining deliverables.

     Prior to the cancellation of the warrant, any changes to the market value of the Middleby common stock required an adjustment to the warrant. The warrant met the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging, and was marked to market each quarter with the adjustment recorded in other income or other expense. In the first quarter of 2009, the Company recorded $0.8 million of losses to reflect the market fluctuations of the warrant. In the second quarter of 2009, the Company recorded $0.1 million of losses to reflect the cancellation of the warrant.
     Non-cash amounts related to these agreements have been appropriately adjusted in the cash flows from operating activities in the statement of cash flows.
     In the nine-month period ended September 30, 2009, the Company recorded a non-cash impairment charge of $12.6 million to reduce the carrying value of its cost-based equity investment in United Craft MS Brands, LLC (“United Craft”).
     On October 9, 2009, Wilton Brands, Inc. and Wilton Holdings, Inc. (“Wilton Holdings”) reached an agreement to restructure the capital structure of the affiliates of United Craft. Wilton Holdings, a subsidiary of United Craft, issued new shares of its common stock, constituting a majority of its total shares, to the new debt holders of Wilton Holdings. The Company currently has merchandise agreements with Wilton Properties, Inc., a subsidiary of United Craft, for various crafts products sold under the Martha Stewart Crafts name. These agreements contain change of control provisions which stipulate that in the event of a sale of United Craft with no distributions issued to unitholders, the Company is due a make-whole payment. As a result of the restructuring transaction, the Company received a $3.0 million cash make-whole payment in October 2009.
     While the Company has recognized all declines in the value of investments that are believed to be other-than-temporary as of September 30, 2009, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying issuer experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.
     As of September 30, 2009, the Company’s aggregate carrying value of its cost-based investments was $5.7 million. There were no indicators of impairment that required us to estimate the fair value of our cost-based investments.
6. Credit Facilities
     The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one year period. The renewal included certain substantive changes from prior years’ terms, including a covenant to maintain $5.0 million in liquidity and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. We were compliant with the debt covenants as of September 30, 2009. The Company had no outstanding borrowings under this facility as of September 30, 2009 and had letters of credit of $2.8 million.
     In April 2008, the Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the first nine months of 2009, the Company prepaid $4.5 million in principal representing substantially all amounts due through September 30, 2010. Through that date, there are no principal payments due.
     On August 7, 2009, the Company amended and restated the loan agreement. As amended and restated, the loan is secured by substantially all of the assets of the Emeril business that the Company acquired, as well as cash collateral in an amount equal to the outstanding principal balance of the loan. Accordingly, the $15.0 million of cash collateralizing the $15.0 million outstanding principal balance of the term loan at September 30, 2009 is characterized as “restricted cash” on the condensed consolidated balance sheet as of that date. The cash collateral may be released at the Company’s request if the Company demonstrates that we would have been in compliance with the financial covenants outlined below for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable to us for that fiscal quarter. If the cash collateral is released, the loan terms would require the Company to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full.

     A summary of the most significant financial covenants is as follows:

Financial Covenant	Requirement
Tangible Net Worth	At least $40.0 million
Funded Debt to EBITDA (a)	Equal to or less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Equal to or greater than 2.75
Quick Ratio	Equal to or greater than 1.0

(a)	EBITDA is net income before interest, taxes, depreciation, amortization, non-cash equity compensation and impairment charges as defined in the amended and restated loan agreement.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
     While the loan is secured by the cash collateral, the interest rate is a floating rate of 1-month LIBOR plus 1.50%. If the cash collateral is released, the interest rate shall be equal to a floating rate of 1-month LIBOR plus 2.85%.
7. Income taxes
     The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $13.3 million to its valuation allowance in the first nine months of 2009, resulting in a cumulative balance of $81.3 million as of September 30, 2009. In addition, the Company has recorded $1.2 million of tax expense which is primarily attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases which resulted in a net deferred tax liability of $2.8 million. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax assets could be realized.
     ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2009, the Company had an ASC 740 liability balance of $0.2 million, of which $0.15 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.05 million is interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.03 million.
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

     From time to time the Company makes equity awards to certain employees pursuant to the New Stock Plan. One material group of awards was granted through the nine month period ended September 30, 2009. The grants, in the aggregate, consisted of 2,719,750 options priced at $1.96 per share (the closing price on the date of issuance), which options vest over a four-year period, and 311,625 performance-based restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock if the Company achieves certain earnings targets over a performance period.
9. Comprehensive Loss
     Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended September 30, 2009 and 2008, was $11.7 million and $3.2 million, respectively.
10. Acquisition of Business
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
     The Company acquired the assets related to chef Emeril Lagasse to further the Company’s diversification strategy and help grow the Company’s operating results. Consistent with ASC 805, this acquisition was accounted for under purchase accounting. While the primary assets purchased in the transaction were certain trade names valued at $45.2 million, as well as a television content library valued at $5.2 million, $0.9 million of the value, representing the excess purchase price over the fair market value of the assets acquired, was apportioned to goodwill. To the extent that the certain operating metrics are achieved in 2011 and 2012, the potential additional payment will be allocated to the acquisition and will be recognized as goodwill.
     Of the intangible assets acquired, only the television content library is subject to amortization over an approximate six-year period, which is expensed based upon future estimated revenues to be received. For the quarter ended September 30, 2009, $0.6 million was charged to amortization expense and accumulated amortization related to this asset.
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

Nine Months Ended
(unaudited, in thousands, except per share amounts)	September 30, 2008
Net revenues	$214,674
Net loss	(6,755)
Net loss per share — basic and diluted	$(0.13)
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
11. Industry Segments
     The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting, Internet and Merchandising. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Broadcasting segment consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show airs in syndication seasonally over a 12-month period beginning and ending in the middle of September. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising and, until the middle of the first quarter of 2008, the operations relating to the direct-to-consumer floral business. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The Merchandising segment also includes the flowers program with 1-800-Flowers.com which began in the second quarter of 2008. The accounting policies for the Company’s business segments are discussed in more detail in the 2008 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
     Segment information for the quarters ended September, 2009 and 2008 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2009
Revenues	$27,053	$11,036	$2,761	$8,931	$—	$49,781
Non-cash equity compensation	967	437	163	714	1,727	4,008
Depreciation and amortization	56	699	492	14	835	2,096
Operating (loss) / income	(2,480)	757	(2,070)	3,524	(11,412)	(11,681)

2008
Revenues	$34,544	$14,320	$3,032	$14,616	$—	$66,512
Non-cash equity compensation	791	143	22	161	1,451	2,568
Depreciation and amortization	93	290	433	23	703	1,542
Operating income / (loss)	2,088	2,546	(1,509)	8,581	(15,238)	(3,532)
     Segment information for the nine months ended September 30, 2009 and 2008 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2009
Revenues	$88,938	$31,859	$9,543	$26,867	$—	$157,207
Non-cash equity compensation	1,219	700	234	1,123	3,593	6,869
Depreciation and amortization	186	837	1,461	49	3,461	5,994
Impairment charge	—	—	—	12,600	—	12,600
Operating (loss) / income	(1,356)	3,269	(4,574)	1,058	(31,665)	(33,268)
Total assets	70,158	27,489	11,509	66,012	46,671	221,839

2008
Revenues	$121,602	$36,236	$9,686	$43,931	$—	$211,455
Non-cash equity compensation	2,214	603	173	897	2,662	6,549
Depreciation and amortization	286	700	1,302	73	2,061	4,422
Operating income/(loss)	10,922	3,575	(5,725)	23,595	(38,712)	(6,345)
Total assets	85,268	45,011	10,929	55,937	82,998	280,143
Note: The third quarter of 2008 includes corporate cash and non-cash charges related to severance and other one-time expenses which negatively impacted operating loss by $3.5 million.
12. Related Party Transactions
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
     On February 28, 2001, the Company entered into a Split-Dollar Agreement with Martha Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”), under which the Company agreed to pay a significant portion of the premiums on whole life policies insuring Ms. Stewart. The policies are owned by and benefit the MS Partnership. Because of uncertainty whether such arrangements constituted prohibited loans to executive officers and directors after the enactment of the Sarbanes-Oxley Act in 2002, the Split-Dollar Agreement was amended so that the Company would not be obligated to make further premium payments after 2002.
     Because the intent of the agreement was frustrated by the enactment of Sarbanes-Oxley and so that the parties may now realize the existing cash surrender value of the policies rather than risking depleting the future surrender value, the Company, Ms. Stewart and the MS Partnership terminated the Split-Dollar Agreement, as amended, effective November 9, 2009. In connection with the termination, the MS Partnership has agreed to surrender and cancel the policies subject to the Split-Dollar Agreement for their cash surrender value as of such date. As part of the arrangement the Company has agreed to reimburse the MS Partnership approximately $300,000 for the premiums paid towards the policies (which amount, if determined to be taxable, would be subject to a tax gross-up).
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
•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	a loss of the services of Ms. Stewart or Mr. Lagasse;

•	a loss of the services of other key personnel;

•	a further softening of or increased competition in the domestic advertising market;

•	a continued or further downturn in the economy, including particularly the housing market and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	loss or failure of merchandising and licensing programs;

•	failure in acquiring or developing new brands or realizing the benefits of acquisition;

•	failure to replace Kmart revenues in the Merchandising segment;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

•	increases in paper, postage or printing costs;

•	further weakening in circulation and increased costs of magazine distribution;

•	operational or financial problems at any of our contractual business partners;

•	the receptivity of consumers to our new product introductions;

•	failure to predict, respond to and influence trends in consumer taste;

•	shifts in business strategies;

•	inability to add to our partnerships or capitalize on existing partnerships; and

•	changes in government regulations affecting the Company’s industries.

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
EXECUTIVE SUMMARY
     We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. In the third quarter of 2009, total revenues decreased approximately 25% from the same quarter the prior year due primarily to the declines in print and television advertising revenue. Revenues also decreased due to the prior year revenue true-up from Sears Canada, a relationship that expired in the third quarter of 2008 as well as the decline in sales from Kmart and lower revenue from Emeril Lagasse’s television programming.
     Our operating costs and expenses were lower in the third quarter of 2009 primarily due to one-time Corporate charges of $3.5 million in the prior-year period, as well as from savings in our Publishing and Broadcasting segments which had lower production, distribution and editorial costs and lower selling and promotion expenses. In addition, we also reduced our general and administrative expenses across all segments. These savings are partially due to an approximately 13% reduction of Company-wide headcount as compared to the third quarter of 2008. The third quarter of 2009 includes a catch-up bonus accrual which is comprised of both cash and non-cash components. We expect smaller cash and non-cash accruals and the payment of bonuses to be made in the fourth quarter of 2009.
     We ended the quarter with $34.4 million in cash, cash equivalents and short-term investments. Our overall liquidity decreased from December 31, 2008 due to cash used to collateralize and partially prepay the outstanding principal of our term loan, for capital expenditures and for general operations.
Media Update. In the third quarter of 2009, revenues from our media platforms declined from the prior-year period mostly due to decreased advertising revenues in our Publishing segment as the result of fewer pages sold, in our Broadcasting segment as the result of lower ratings and timing of advertiser spending for integrations, and in our Internet segment as the result of the timing of advertiser spending. The declines in media revenues were further affected by certain one-time payments in the prior-year period related to Emeril Lagasse’s television programming. However, based on our current outlook, we expect to see improvement in our Publishing segment advertising revenues for the fourth quarter as well as significant improvement in our Internet segment advertising revenues, although we have limited visibility beyond the fourth quarter.
Publishing
     Advertising revenues declined in the third quarter of 2009 from the same quarter of 2008 mostly due to a decrease in pages. Circulation revenues also declined as subscription revenues decreased due to lower effective rates and higher agent commission expense, partially offset by higher volume of copies served. Additionally, circulation revenues decreased from lower volume of newsstand sales fully offset by the timing of a special issue. The decline in revenues was partially offset by decreases in all expense categories including production, editorial, circulation marketing, and advertising costs. These cost savings included savings from lower page volume, lower paper costs and from reduced discretionary spending, as well as lower compensation costs from staff reductions. As we enter the fourth quarter, print advertising revenue is expected to stabilize as compared to the prior-year period.
Broadcasting
     Broadcasting segment revenues were lower in the third quarter of 2009 as compared to the prior-year period due to certain one-time payments in the prior-year period related to Emeril Lagasse’s television programming as well as from lower ratings and the timing of advertiser spending for integrations. The Martha Stewart Show continues to maintain its core audience.

Internet
     In the third quarter of 2009, although advertising revenue decreased 9% partly due to the timing of advertiser spending, we continued to experience growth in our online audience. Our page views increased, on average, approximately 73% from the prior year quarter. For the year in total, we expect continued year-over-year growth in online advertising revenue.
Merchandising Update. In the third quarter, Merchandising segment revenues decreased due to the prior-year contribution from Sears Canada, a relationship that expired in the third quarter of 2008, as well as the decline in sales from Kmart as compared with the prior year quarter. For the fourth quarter of 2009, we expect to experience significantly lower retail sales from Kmart as compared with the prior-year periods, as the result of the continued impact of the wind down of our relationship. We do however expect total Kmart revenues to be up in the fourth quarter as compared with the prior-year period primarily due to the recognition of previously deferred royalties as described below and the recognition of the Kmart minimum guarantee. In addition, we expect Merchandising segment operating income to benefit in the fourth quarter from a $3.0 million cash make-whole payment that we received in October 2009 from our crafts manufacturing partner as the result of capital restructuring within their business.
     Our agreement with Kmart includes royalty payments based on sales, as well as minimum guarantees. The minimum guarantees have exceeded actual royalties earned from retail sales from 2003 through 2008 primarily due to store closings and lower same-store sales trends. The following are the minimum guaranteed royalty payments (in millions) over the term of the agreement for the respective years ending on the indicated dates:

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Minimum Royalty Amounts	$15.3	$40.4	$47.5	$49.0	$54.0	$59.0	$65.0	$20.0	$14.0	*

*	The minimum guarantee has been reduced by $1.0 million for the contract year ending January 31, 2010 in exchange for relief from exclusivity in certain product categories.
     For the contract year ended January 31, 2009, our earned royalty based on actual retail sales at Kmart was $17.9 million. Furthermore, $10.0 million of royalties previously paid have been deferred and were subject to recoupment in the period ending January 31, 2009. No royalties were recouped in 2008 for the contract year ended January 31, 2009. The $10.0 million of deferred royalties remain subject to recoupment for the period ending January 31, 2010. However, given the current trends in our Kmart retail sales, we expect to recognize the previously deferred royalties as non-cash revenue in the fourth quarter of 2009.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
PUBLISHING SEGMENT
(in thousands)

	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$15,615	$20,419	$(4,804)
Circulation	11,027	12,977	(1,950)
Books	92	878	(786)
Licensing and other	319	270	49

Total Publishing Segment Revenues	27,053	34,544	(7,491)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	18,091	19,391	1,300
Selling and promotion	9,653	11,225	1,572
General and administrative	1,733	1,747	14
Depreciation and amortization	56	93	37

Total Publishing Segment Operating Costs and Expenses	29,533	32,456	2,923

Operating (Loss) / Income	$(2,480)	$2,088	$(4,568)

     Publishing revenues decreased 22% for the three months ended September 30, 2009 from the prior-year period. Advertising revenue decreased $4.8 million due to the decrease in pages in Martha Stewart Living, Everyday Food and Body + Soul. The decrease in advertising pages was accompanied by a decrease in advertising rates at Martha Stewart Living, partially offset by modestly higher advertising rates at Body + Soul and Everyday Food driven in part by a higher circulation rate base. Circulation revenue decreased $2.0 million largely due to higher agency commissions and lower effective subscription rate per copy in the third quarter of 2009 for Martha Stewart Living, Everyday Food and Body + Soul as compared with the prior-year period, offset in part by higher subscriber volume at Everyday Food and Body + Soul. Circulation revenue also decreased as a result of lower newsstand unit volume of Martha Stewart Living and Everyday Food. The decline in newsstand revenue from these two magazines was fully offset by the publication during the third quarter of 2009 of a Halloween special issue; no special interest publications were included in the prior-year period. Revenue related to our books business decreased $0.8 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books and Harper Studios for Emeril Lagasse books.
Magazine Publication Schedule

	Three months ended	Three Months ended
	September 30, 2009	September 30, 2008

Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Two Issues	Two Issues
Body + Soul	Two Issues	Two Issues
Special Interest Publications	One Issue	No Issues
     Production, distribution and editorial expenses decreased $1.3 million, primarily due to savings related to lower volume of pages and lower paper costs. Additionally, art and editorial story and staff costs decreased partly due to lower headcount. Selling and promotion expenses decreased $1.6 million due to lower marketing program and advertising staff costs, lower circulation marketing costs and lower fulfillment rates associated with Martha Stewart Living. These decreases were partially offset by costs associated with the publication of a Halloween special issue in the third quarter of 2009. General and administrative expenses were essentially flat as compared to the prior-year period primarily due to lower headcount and related costs which were largely offset by higher facilities-related expenses primarily due to reallocating rent charges to reflect current utilization. The increase in our Publishing segment has offsetting decreases in our Merchandising and Corporate segments.

BROADCASTING SEGMENT
(in thousands)

	Three Months Ended
	September 30,
	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$4,372	$5,959	$(1,587)
Radio	1,875	1,875	—
Licensing and other	4,789	6,486	(1,697)

Total Broadcasting Segment Revenues	11,036	14,320	(3,284)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	6,772	8,264	1,492
Selling and promotion	1,031	1,268	237
General and administrative	1,777	1,952	175
Depreciation and amortization	699	290	(409)

Total Broadcasting Segment Operating Costs and Expenses	10,279	11,774	1,495

Operating Income	$757	$2,546	$(1,789)

     Broadcasting revenues decreased 23% for the three months ended September 30, 2009 from the prior-year period. Advertising revenue decreased $1.6 million primarily due to the decline in household ratings for The Martha Stewart Show as well as modestly lower rates. Advertising revenues also decreased due to the timing of advertiser spending for integrations. Licensing and other revenue decreased $1.7 million primarily due to lower revenue from Emeril Lagasse’s television programming as the result of certain one-time payments in the prior-year period partially offset by revenue related to the conclusion of our TurboChef relationship.
     Production, distribution and editorial expenses decreased $1.5 million due to production cost savings related to season 4 of The Martha Stewart Show which ended in September 2009, as compared to the prior year’s season 3, as well as lower distribution fees. Selling and promotion expenses decreased due to lower marketing expense for the launch of season 5 as compared to the launch of season 4 in September 2008. Depreciation and amortization increased $0.4 million due to the amortization of the content library acquired with the Emeril Lagasse businesses.

INTERNET SEGMENT
(in thousands)

	Three Months Ended September 30,
	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising and Other	$2,761	$3,032	$(271)

Total Internet Segment Revenues	2,761	3,032	(271)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	2,166	1,910	(256)
Selling and promotion	1,787	1,487	(300)
General and administrative	386	711	325
Depreciation and amortization	492	433	(59)

Total Internet Segment Operating Costs and Expenses	4,831	4,541	(290)

Operating Loss	$(2,070)	$(1,509)	$(561)

     Internet advertising revenues decreased 9% for the three months ended September 30, 2009 from the prior-year period due to the timing of advertiser spending and lower advertising rates, despite an increase in page views and sold advertising volume.
     Production, distribution and editorial costs and selling and promotion expenses both increased $0.3 million due to higher headcount and related costs. General and administrative expenses decreased $0.3 million due to reduced headcount in management staffing.

MERCHANDISING SEGMENT
(in thousands)

	Three Months Ended
	September 30,

	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Merchandising Segment Revenues
Kmart earned royalty	$1,558	$3,927	$(2,369)
Other	7,373	10,689	(3,316)

Total Merchandising Segment Revenues	8,931	14,616	(5,685)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,703	2,766	63
Selling and promotion	761	1,214	453
General and administrative	1,929	2,032	103
Depreciation and amortization	14	23	9
Total Merchandising Segment Operating Costs and Expenses	5,407	6,035	628

Operating Income	$3,524	$8,581	$(5,057)

     Merchandising revenues decreased 39% for the three months ended September 30, 2009 from the prior-year period. Actual retail sales of our products at Kmart declined 60% on a comparable store and 61% on a total store basis mostly due to the decreased assortment of product categories as we wind down the partnership. The decrease in other revenues was due to the prior-year revenue true-up from Sears Canada, a relationship that expired in the third quarter of 2008. Other revenues were also lower due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects.
     Selling and promotion expenses decreased $0.5 million primarily as a result of the corresponding revenue decrease in services that we provide to our partners for reimbursable creative services projects. General and administrative expenses decreased due to lower facilities-related expenses primarily due to reallocating rent charges to reflect current utilization. The decrease in our Merchandising segment has offsetting increases in our Publishing segment. Partially offsetting the decrease in general and administrative expenses are higher non-cash equity compensation and higher professional fees.

CORPORATE
(in thousands)

	Three Months Ended September
	30,
	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$10,577	$14,535	$3,958
Depreciation and amortization	835	703	(132)

Total Corporate Operating Costs and Expenses	11,412	15,238	3,826

Operating Loss	$(11,412)	$(15,238)	$3,826

     Corporate operating costs and expenses decreased 25% for the three months ended September 30, 2009 from the prior-year period. General and administrative expenses decreased largely due to non-recurring charges in the third quarter of 2008 of $3.5 million related to a company-wide reorganization that resulted in severance and other one-time expenses. General and administrative expenses also decreased due to lower facilities-related expenses primarily due to reallocating rent charges to reflect current utilization. The decrease in our Corporate segment has offsetting increases in our Publishing segment. Expenses also decreased from lower professional fees and lower travel costs partially offset by higher compensation costs.
OTHER ITEMS
Interest (expense) / income, net. Interest income, net, was approximately zero for both quarters ended September 30, 2009 and 2008. Interest income declined due to a lower average cash balance and lower interest rates on our money market funds and short-term investments. The decline in interest income was also accompanied by lower interest expense on our term loan related to the acquisition of certain assets of Emeril Lagasse.
Income / (loss) on equity securities. There was no income or loss on equity securities for the quarter ended September 30, 2009 compared to income of $0.4 million in the prior-year period. The income in the third quarter of 2008 was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.
Loss in equity interest. The loss in equity interest was $0.3 million for the quarter ended September 30, 2008. During the second quarter of 2009, certain investments in equity securities previously accounted for under the equity method were accounted for under the cost method. Therefore, there was no income or loss in equity interest in the third quarter of 2009.
Income tax expense. Income tax expense for the three months ended September 30, 2009 was $0.4 million, compared to a $0.3 million expense in the prior-year period. The increase is due to additional tax liability related to our indefinite-lived intangibles.
Net (Loss) / Income. Net loss was $12.1 million for the three months ended September 30, 2009 compared to net loss of $3.7 million for the three months ended September 30, 2008, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
PUBLISHING SEGMENT
(in thousands)

	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$50,652	$71,404	$(20,752)
Circulation	36,680	46,330	(9,650)
Books	875	2,895	(2,020)
Licensing and other	731	973	(242)

Total Publishing Segment Revenues	88,938	121,602	(32,664)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	53,081	65,573	12,492
Selling and promotion	32,012	39,802	7,790
General and administrative	5,015	5,019	4
Depreciation and amortization	186	286	100

Total Publishing Segment Operating Costs and Expenses	90,294	110,680	20,386

Operating (Loss) / Income	$(1,356)	$10,922	$(12,278)

     Publishing revenues decreased 27% for the nine months ended September 30, 2009 from the prior-year period. Advertising revenue decreased $20.8 million due to the decrease in pages in Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Body + Soul. The decrease in advertising pages was accompanied by a decrease in advertising rates at Martha Stewart Living and Martha Stewart Weddings partially offset by slightly higher advertising rates in Everyday Food and Body + Soul driven in part by a higher circulation rate base. Circulation revenue decreased $9.7 million due to higher agency commissions and lower effective subscription rate per copy for Martha Stewart Living, Everyday Food and Body + Soul, offset in part by a higher subscriber volume. Circulation revenue also decreased as a result of lower newsstand unit volume across all of our titles, as well as the prior year contribution of four special interest publications and a special issue of Martha Stewart Weddings as compared to two special interest publications in the first nine months of 2009. Revenue related to our books business decreased $2.0 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books and Harper Studios for Emeril Lagasse books.
Magazine Publication Schedule

	Nine Months ended	Nine Months ended
	September 30, 2009	September 30, 2008
Martha Stewart Living	Nine Issues	Nine Issues
Everyday Food	Eight Issues	Eight Issues
Martha Stewart Weddings	Two Issues	Three Issues
Body + Soul	Seven Issues	Seven Issues
Special Interest Publications	Two Issues	Four Issues
     Production, distribution and editorial expenses decreased $12.5 million, primarily due to savings related to lower volume of pages and lower paper costs. Additionally, art and editorial story and staff costs decreased partly due to lower headcount and a lower bonus accrual. Selling and promotion expenses decreased $7.8 million due to lower fulfillment rates associated with Martha Stewart Living and Everyday Food, lower marketing program and advertising staff costs including a lower bonus accrual, and lower circulation marketing costs. These decreases were partially offset by higher newsstand placement expenses for Martha Stewart Living and Everyday Food. General and administrative expenses were essentially flat as compared to the prior-year period primarily due to lower headcount and related costs largely offset by higher facilities-related expenses primarily due to reallocating rent charges to reflect current utilization. The increase in our Publishing segment has offsetting decreases in our Merchandising and Corporate segments.

BROADCASTING SEGMENT
(in thousands)

	Nine Months Ended September
	30,
	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$16,453	$19,796	$(3,343)
Radio	5,625	5,625	—
Licensing and other	9,781	10,815	(1,034)

Total Broadcasting Segment Revenues	31,859	36,236	(4,377)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	21,127	23,790	2,663
Selling and promotion	2,175	2,701	526
General and administrative	4,451	5,470	1,019
Depreciation and amortization	837	700	(137)

Total Broadcasting Segment Operating Costs and Expenses	28,590	32,661	4,071

Operating Income	$3,269	$3,575	$(306)

     Broadcasting revenues decreased 12% for the nine months ended September 30, 2009 from the prior-year period. Advertising revenue decreased $3.3 million primarily due to the decline in household ratings for The Martha Stewart Show as well as modestly lower rates. This decrease was partially offset by an increase in the quantity of integrations at higher rates. Licensing and other revenue decreased $1.0 million primarily due to lower revenue from Emeril Lagasse’s television programming partially offset by revenue related to the conclusion of our TurboChef relationship.
     Production, distribution and editorial expenses decreased $2.7 million due to production cost savings related to season 4 of The Martha Stewart Show which ended in September 2009 as compared to the prior year’s season 3, as well as lower distribution fees. Selling and promotion expenses decreased $0.5 million primarily due to lower headcount and reduced spending related to the season 5 launch as compared to the prior-year period. General and administrative expenses decreased $1.0 million due to lower headcount and related costs and a lower bonus accrual.

INTERNET SEGMENT
(in thousands)

	Nine Months Ended September
	30,
	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising	$9,536	$8,583	$953
Product	7	1,103	(1,096)

Total Internet Segment Revenues	9,543	9,686	(143)

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	5,892	7,200	1,308
Selling and promotion	5,292	4,163	(1,129)
General and administrative	1,472	2,746	1,274
Depreciation and amortization	1,461	1,302	(159)

Total Internet Segment Operating Costs and Expenses	14,117	15,411	1,294

Operating Loss	$(4,574)	$(5,725)	$1,151

     Internet revenues decreased 1% for the nine months ended September 30, 2009 from the prior-year period. Advertising revenue increased $1.0 million or 11% due to an increase in page views and sold advertising volume, despite lower rates. Product revenue decreased $1.1 million due to the inclusion of revenue from Martha Stewart Flowers in the first quarter of 2008. Beginning in the second quarter of 2008, we transitioned to a co-branded agreement with 1-800-Flowers.com. Revenue and related earnings for this business are now reported in our Merchandising segment.
     Production, distribution and editorial costs decreased $1.3 million due primarily to the prior year transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses, as well as lower compensation costs and a lower bonus accrual in the first nine months of 2009 as compared to the prior-year period. Beginning in the second quarter of 2008, costs related to our higher-margin 1-800-Flowers.com program are reported in the Merchandising segment. Selling and promotion expenses increased $1.1 million due to higher compensation expenses from increased headcount and higher commissions. General and administrative expenses decreased $1.3 million due to reduced headcount and a lower bonus accrual in the first nine months of 2009 as compared to the prior-year period.

MERCHANDISING SEGMENT
(in thousands)

	Nine Months Ended September
	30,
	2009	2008	Better
	(unaudited)	(unaudited)	/ (Worse)
Merchandising Segment Revenues
Kmart earned royalty	$6,716	$14,690	$(7,974)
Kmart minimum true-up	939	3,806	(2,867)
Other	19,212	25,435	(6,223)

Total Merchandising Segment Revenues	26,867	43,931	(17,064)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	7,112	8,527	1,415
Selling and promotion	2,090	5,293	3,203
General and administrative	3,958	6,443	2,485
Depreciation and amortization	49	73	24
Impairment on equity investment	12,600	—	(12,600)

Total Merchandising Segment Operating Costs and Expenses	25,809	20,336	(5,473)

Operating Income	$1,058	$23,595	$(22,537)

     Merchandising revenues decreased 39% for the nine months ended September 30, 2009 from the prior-year period. Actual retail sales of our products at Kmart declined 60% on a comparable store and 61% on a total store basis mostly due to the decreased assortment of product categories as we wind down the partnership. The decrease in segment revenues was also due to the reduction of our contractual minimum guarantee from Kmart. The pro-rata portion of revenues related to the contractual minimum amounts covering the specified periods is listed separately above as Kmart minimum true-up. The decrease in other revenues was due to the prior year revenue true-up from Sears Canada, a relationship that expired in the third quarter of 2008. Other revenues were also lower due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects as well as the prior year benefit from the expansion of our crafts line with EK Success into Wal-Mart and an endorsement agreement in the prior year with no comparable revenue in the current period. These decreases in other revenues were partially offset by our partnership with 1-800-Flowers.com for our flowers program which began contributing to our revenues in the second quarter of 2008.
     Production, distribution and editorial expenses decreased $1.4 million due primarily to lower compensation costs including a lower bonus accrual, as compared to the prior-year period. Selling and promotion expenses decreased $3.2 million primarily as a result of the corresponding revenue decrease in services that we provide to our partners for reimbursable creative services projects. General and administrative costs decreased $2.5 million due to lower facilities-related expenses primarily due to reallocating rent charges to reflect current utilization. The decrease in our Merchandising segment has offsetting increases in our Publishing segment. In addition, general and administrative expenses decreased due to lower compensation expenses. In the nine months ended September 30, 2009, we recorded non-cash impairment charges of $12.6 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE
(in thousands)

	Nine Months Ended September 30,
	2009	2008	Better /
	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$28,204	$36,651	$8,447
Depreciation and amortization	3,461	2,061	(1,400)

Total Corporate Operating Costs and Expenses	31,665	38,712	7,047

Operating Loss	$(31,665)	$(38,712)	$7,047

     Corporate operating costs and expenses decreased 18% for the nine months ended September 30, 2009 from the prior-year period. General and administrative expenses decreased largely due to non-recurring charges in the third quarter of 2008 of $3.5 million related to a company-wide reorganization that resulted in severance and other one-time expenses. Expenses also decreased due to lower facilities-related expenses primarily due to reallocating rent charges to reflect current utilization. The decrease in our Corporate segment has offsetting increases in our Publishing segment. General and administrative expenses also decreased due to a lower bonus accrual and lower insurance costs. In addition, general and administrative expenses decreased due to one-time non-recurring charges in the second quarter of 2008 related to severance and facility-related charges. Depreciation and amortization expenses increased $1.4 million due to accelerated depreciation charges related to relocation of our office space.
OTHER ITEMS
Interest (expense) / income, net. Interest expense, net, was $(0.1) million for the nine months ended September 30, 2009 compared to interest income, net, of $0.5 million for the prior-year period. The decrease was primarily attributable to the nine months of interest expense in 2009 from our $30 million term loan related to the acquisition of certain assets of Emeril Lagasse compared to six months of interest expense in 2008 partially offset by lower interest rates on a lower outstanding principal balance in the nine months ended September 30, 2009. The decrease was also attributable to a lower average cash balance and lower interest rates on our money market funds and short-term investments.
Loss on equity securities. Loss on equity securities was $0.5 million for the nine months ended September 30, 2009 compared to a loss of $0.8 million in the prior-year period. The loss was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The losses were partially offset by our gain from the sale of certain equity securities.
Loss in equity interest. The loss in equity interest was $0.2 million for the nine months ended September 30, 2009 compared to a loss of $0.5 million in the prior-year period. Certain investments in equity securities previously accounted for under the equity method were accounted for under the cost method beginning in the second quarter of 2009.
Income tax expense. Income tax expense for the nine months ended September 30, 2009 was $1.2 million, compared to a $0.6 million expense in the prior-year period. The increase is due to recording additional tax liability related to our indefinite lived intangibles.
Net Loss. Net loss was $35.3 million for the nine months ended September 30, 2009, compared to a net loss of $7.7 million for the nine months ended September 30, 2008, as a result of the factors described above.

Liquidity and Capital Resources
Overview
     During the first nine months of 2009, our overall cash, cash equivalents and short-term investments decreased $25.7 million from December 31, 2008 due primarily to collateralizing the outstanding balance of our term loan with Bank of America in accordance with our August 7, 2009 amendment of the loan agreement. As a result, $15.0 million of cash collateralizing the $15.0 million outstanding principal balance of the term loan at September 30, 2009 is characterized as “restricted cash” on the condensed consolidated balance sheet as of that date. The decrease in liquidity was also the result of capital expenditures related to our office relocation, principal pre-payments of the term loan and net operating expenses. These items were partially offset by the satisfaction of our 2008 year-end advertising receivables and royalty receivables. Cash, cash equivalents and short-term investments were $34.4 million and $60.1 million at September 30, 2009 and December 31, 2008, respectively.
Cash Flows from Operating Activities
     Cash flows (used in) / provided by operating activities were $(1.9) million and $45.8 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, cash flows used in operations reflected our operating loss, net of non-cash factors, as discussed earlier, combined with payments of previously accrued expenses. Cash used in operating activities was partially offset by the satisfaction of 2008 year-end advertising receivables as well as royalty receivables from our Merchandising segment partners.
Cash Flows from Investing Activities
     Cash flows used in investing activities were $6.9 million and $25.2 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, cash flow used in investing activities reflected $6.8 million paid for capital improvements in conjunction with our relocation and consolidation of certain offices. Additionally, we invested $0.8 million predominantly for a non-controlling interest in an internet company. These cash payments were partially offset by the net sales of short-term investments of $0.7 million.
Cash Flows from Financing Activities
     Cash flows (used in) / provided by financing activities were $(19.4) million and $21.8 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used in financing activities during the first nine months of 2009 reflects collateralizing the $15.0 million outstanding principal balance of our term loan with an equal amount of cash in accordance with our amended and restated loan agreement. Additionally, we made $4.5 million in principal pre-payments on that term loan.
Debt
     We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from prior years’ terms, including a covenant to maintain $5.0 million in liquidity and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. We were compliant with the debt covenants as of September 30, 2009. We had no outstanding borrowings under this facility as of September 30, 2009 and had letters of credit of $2.8 million.
     In April 2008, we entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the first nine months of 2009, we prepaid $4.5 million in principal representing substantially all amounts due through September 30, 2010. Through that date, there are no principal payments due.
     On August 7, 2009, we amended and restated the loan agreement. As amended and restated, the loan is secured by substantially all of the assets of the Emeril business that we acquired, as well as cash collateral in an amount equal to the outstanding principal balance of the loan. The cash collateral may be released at our request if we demonstrate that we would have been in compliance with the financial covenants outlined below for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable to us for that fiscal quarter. If the cash collateral is released, the loan terms would require us to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full.
     A summary of the most significant financial covenants is as follows:

Financial Covenant	Requirement
Tangible Net Worth	At least $40.0 million
Funded Debt to EBITDA (a)	Equal to or less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Equal to or greater than 2.75
Quick Ratio	Equal to or greater than 1.0

(a)	EBITDA is net income before interest, taxes, depreciation, amortization, non-cash equity compensation and impairment charges as defined in the amended and restated loan agreement.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
     While the loan is secured by the cash collateral, the interest rate is a floating rate of 1-month LIBOR plus 1.50%. If the cash collateral is released, the interest rate shall be equal to a floating rate of 1-month LIBOR plus 2.85%.
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
     In an arrangement with multiple deliverables, ASC Topic 605, Revenue Recognition (“ASC 605”) provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. We have applied the guidance included in ASC 605 in establishing revenue recognition policies for our arrangements with multiple deliverables. For agreements with multiple deliverables, if we are unable to put forth vendor specific objective evidence required under ASC 605 to determine the fair value of each deliverable, then we will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue will be recognized as the earnings process is completed.
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
     Licensing-based revenues, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific mechanisms of each contract. Payments are generally made by our partners on a quarterly basis. Generally, revenues are accrued based on actual sales, while any minimum guarantees are earned evenly over the fiscal year. Revenues related to our agreement with Kmart are recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognize a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales. Not recognizing revenue until the fourth quarter was driven in large part by concern about whether the collectability of the minimums was reasonably assured in the wake of the Kmart Chapter 11 filing. Concern about the collectability persisted in subsequent years due to difficulties in the relationship with Kmart and numerous store closings that caused royalties to fall short of the minimums. Accordingly, the true-up payment is recorded in the fourth quarter at the time the true-up amounts are known and collected.
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
Deferred Income Tax Asset Valuation Allowance
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 7 of the Notes to the unaudited condensed consolidated financial statements for additional information.
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
Interest Rates
     We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 1.50% so long as the facility is secured by cash or the 1-month LIBOR rate plus 2.85% if the cash securing the facility is released. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $15.0 million on the term loan at September 30, 2009 at an average rate of 2.3% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.04 million for the three months ended September 30, 2009.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of September 30, 2009, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as September 30, 2009. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.1 million for the three months ended September 30, 2009.
Stock Prices
     We have a common stock investment in a publicly traded company that is subject to market price volatility. This investment had an aggregate fair value of approximately $2.4 million as of September 30, 2009. A hypothetical decrease in the market price of this investment of 10% would result in a fair value of approximately $2.2 million. The hypothetical decrease in fair value of $0.2 million would be recorded in shareholders’ equity as other comprehensive loss, as any change in fair value of our publicly-traded equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.
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
Evaluation of Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the third quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     There have been no material changes from legal proceedings as previously disclosed in the 2008 10-K, other than the Company’s settlement and dismissal from the case captioned Datatern, Inc. v. Bank of America Corp. et al. (NO 5-08CV-70), previously reported in “Item 3. Legal Proceedings” of our 2008 10-K.

ITEM 1A. RISK FACTORS
     A wide range of factors could materially affect our performance. Like other companies, we are susceptible to macroeconomic downturns that may affect the general economic climate and our performance, the performance of those with whom we do business, and the appetite of consumers for products and publications. Similarly, the price of our stock is impacted by general equity market conditions, the relative attractiveness of our market sector, differences in results of operations from estimates and projections, and other factors beyond our control. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the factors, listed below, could adversely affect our operations. Although the risk factors listed below are the risk factors that Company management considers significant, additional risk factors that are not presently known to Company management or that Company management presently considers insignificant may also adversely affect our operations:
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
     These economic conditions and market instability also make it difficult for us to forecast consumer and product demand trends and companies’ willingness to spend money to advertise in our media properties. We have experienced a decline in advertising revenues. An extended period of reduced cash flows could increase our need for credit, at a time when such credit may not be available due to the conditions in the financial markets. A reduction in cash flows and the inability to collateralize our term loan with cash also could also cause us to be in violation of certain debt covenants. We are not able to predict the likely duration and severity of the current disruption in the financial markets and the economic recession. If these economic conditions worsen or persist for an extended period of time, it is likely that our results of operations and cash flows will be negatively impacted leading to deterioration in our financial condition.
     In addition, we have significant goodwill, intangible and other assets recorded on our balance sheet. We have already incurred impairment charges with respect to goodwill and certain intangible assets, and with respect to our investments. We will continue to evaluate the recoverability of the carrying amount of our goodwill, intangible and other assets on an ongoing basis, and we may in the future incur additional, and possibly substantial, impairment charges, which would adversely affect our financial results. Impairment assessment inherently involves the exercise of judgment in determining assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one or our assumptions could produce a significantly different result. Future events and changing market conditions may prove assumptions to be wrong with respect to prices, costs, holding periods or other factors. Differing results may amplify impairment charges in the future.
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
     Reduction in the availability of credit, a downturn in the housing market, and other negative economic developments, including increased unemployment and negative year over year performance in the stock market, have occurred and may continue, recur or become more pronounced in the future. Each of these developments has and could further limit consumers’ discretionary spending or further affect their confidence. These and other adverse consumer trends have lead to reduced spending on general merchandise, homes and home improvement projects — categories in which we license our brands. Further, downturns in consumer spending adversely impact consumer sales overall, resulting in weaker revenues from our licensed products. These trends also may affect the viability and financial health of companies with which we conduct business. Continued slowdown in consumer spending, or going-concern problems for companies with which we do business could materially adversely impact our business, financial condition and prospects.
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
     For the twelve months ended January 31, 2009, the minimum guaranteed royalty payment from Kmart was $20.0 million, significantly less that the $65.0 million we received for the twelve months ended January 31, 2008. This drop in guarantees from Kmart is permanent, and our agreement with Kmart continues only through January 2010. In this final year, our expected guaranteed payment is $14.0 million. In addition, in the fourth quarter of 2009, we expect to reverse the $10.0 million reserve related to Kmart royalties subject to recoupment. We have not yet earned royalties from other sources in sufficient scope to recoup the loss in guaranteed payments from Kmart. While we continue to diversify our merchandise offerings in an effort to build up alternative royalty streams, we may not be able to earn, from sources other than Kmart, revenue in excess of the reduction of guarantees from our Kmart contract. This shortfall has adversely affected our operating results and business.
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
     We face intense competitive pressures and uncertainties in each of our four businesses.
     Our magazines, books and related publishing products compete not only with other magazines, books and publishing products, but also with other mass media, websites, and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff.
     Our Merchandising segment competitors consist of the competitors of the mass-market and department stores in which that segment’s products are sold, including Wal-Mart, Target, Lowe’s, Sears, JCPenney and Kohl’s, as well as other products in the respective product category. We also compete with the internet businesses of these stores and other websites that sell similar retail goods. Competition in our flower business includes other online sellers, as well as traditional floral retailers.
     Our website, marthastewart.com, competes with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for adverting is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site.
     Our television programs compete directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming and all other competing forms of media. Overall competitive factors in Broadcasting include programming content, quality and distribution, as well as the demographic appeal of the programming. Competition for television and advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and the effectiveness of the advertising sales staff. Our radio programs compete for listeners with similarly themed programming on both satellite and terrestrial radio.
     Our failure to meet the competitive pressures in any of these segments could negatively impact our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended September 30, 2009:

				(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
	(a)		Shares (or Units)	Value) of Shares (or
	Total Number of	(b)	Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
July 2009	1,644	$3.04	Not applicable	Not applicable
August 2009	494	$3.81	Not applicable	Not applicable
September 2009	490	$6.75	Not applicable	Not applicable
Total for quarter ended September 30, 2009	2,628	$4.06	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
     On February 28, 2001, the “Company entered into a Split-Dollar Agreement with Martha Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”), under which the Company agreed to pay a significant portion of the premiums on whole life policies insuring Ms. Stewart. The policies are owned by and benefit the MS Partnership. Because of uncertainty whether such arrangements constituted prohibited loans to executive officers and directors after the enactment of the Sarbanes-Oxley Act in 2002, the Split-Dollar Agreement was amended so that the Company would not be obligated to make further premium payments after 2002.
     Because the intent of the agreement was frustrated by the enactment of Sarbanes-Oxley and so that the parties may now realize the existing cash surrender value of the policies rather than risking depleting the future surrender value, the Company, Ms. Stewart and the MS Partnership terminated the Split-Dollar Agreement, as amended, effective November 9, 2009. In connection with the termination, the MS Partnership has agreed to surrender and cancel the policies subject to the Split-Dollar Agreement for their cash surrender value as of such date. As part of the arrangement the Company has agreed to reimburse the MS Partnership approximately $300,000 for the premiums paid towards the policies (which amount, if determined to be taxable, would be subject to a tax gross-up).

ITEM 6. EXHIBITS.
     (a) Exhibits

Exhibit
Number	Exhibit Title
10.1	Amended and Restated Credit Agreement dated as of August 7, 2009 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.†

10.2	Amendment No. 2 dated as of August 7, 2009 to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, NA.

10.3	Reaffirmation of Guaranty dated as of August 7, 2009 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Production, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

†	Exhibits and schedules omitted. The Company undertakes to furnish supplementally any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Date: November 9, 2009
/s/ Kelli Turner
Name:	Kelli Turner
Title:	Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.1	Amended and Restated Credit Agreement dated as of August 7, 2009 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.†

10.2	Amendment No. 2 dated as of August 7, 2009 to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, NA.

10.3	Reaffirmation of Guaranty dated as of August 7, 2009 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Production, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

†	Exhibits and schedules omitted. The Company undertakes to furnish supplementally any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.