Form 10-K
period 2009-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2010-03-08
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15395
MARTHA STEWART LIVING OMNIMEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2187059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 West 26th Street, New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 827-8000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 30, 2009, was $79,080,458.*

*	Excludes 2,194,423 shares of our Class A Common Stock, and 26,690,125 shares of our Class B Common Stock, held by directors, officers and our founder, as of June 30, 2009. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.
Number of Shares Outstanding As of March 2, 2010
28,277,599 shares of Class A Common Stock
26,690,125 shares of Class B Common Stock
Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for
Its 2010 Annual Meeting of Stockholders are Incorporated
by Reference into Part III of This Report.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.
FORWARD-LOOKING STATEMENTS
All statements in this Annual Report on Form 10-K, except to the extent describing historical facts, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as other factors. Forward-looking statements herein speak only as of the date of filing of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission (the “SEC”).
PART I
Item 1.  Business.
OVERVIEW
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media segments that are complemented by our Merchandising segment, a combination that enables us to cross-promote our content and products.
Our growth strategy is three-pronged:
•	Strengthen and expand our media business by building new brands, exploring new distribution opportunities for our assets, and further capitalizing on our ability to offer cross-platform programs to advertisers
•	Grow our merchandising business by leveraging our brand equity to expand established businesses and by diversifying into new categories and distribution channels; and
•	Expand internationally
The media and merchandise we create generally encompasses eight core areas:
•	Cooking and Entertaining (recipes, techniques, and indoor and outdoor entertaining)
•	Holidays (celebrating special days and special occasions)
•	Crafts (how-to projects)
•	Home (decorating, collecting and renovating)
•	Whole Living (healthy living and sustainable practices)
•	Weddings (all aspects of planning, celebrating and commemorating a wedding)
•	Organizing (homekeeping, petkeeping, clotheskeeping, restoring and other types of domestic maintenance)
•	Gardening (planting, landscape design and outdoor living)
As of March 1, 2010, we had approximately 620 employees. Our revenues from foreign sources were $10.8 million, $13.4 million and $12.3 million in 2009, 2008 and 2007, respectively. Substantially all of our assets are located within the United States.

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
BUSINESS SEGMENTS
Our four business segments are described below. Additional financial information relating to these segments may be found in Note 16 to our Consolidated Financial Statements.
PUBLISHING
In 2009, our Publishing segment accounted for 53% of our total revenues, consisting of operations related to magazine and book publishing. Revenues from magazine advertising and circulation represented approximately 58% and 39%, respectively, of the segment’s revenues in 2009.
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
Martha Stewart Weddings.  We launched Martha Stewart Weddings in 1994, originally as an annual publication. In 1997, it went to semi-annual publication and became a quarterly in 1999. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands. In addition to quarterly publications, we have issued special publications including, most recently, Martha Stewart’s Destination Weddings & Dream Honeymoons, which was on sale in the fourth quarter of 2009.
Everyday Food.  We launched Everyday Food in September 2003 after publishing four test issues. This digest-sized magazine featuring quick, easy recipes was created for the supermarket shopper and the everyday cook. Everyday Food targets women ages 25 to 49, and is intended to broaden our consumer audience while developing a new brand and diversifying our revenue.
Body + Soul.  In August 2004, we acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter (“Body & Soul Group”), which are publications featuring “natural living” content. The magazine generates both advertising and circulation revenue, while the newsletter generates substantially all of its revenue from subscriptions. Body & Soul Group also sells a limited line of merchandise related to “natural living,” which we record as publishing revenue attributed to Body + Soul. In 2008, we increased the frequency of Body + Soul to 10 issues from 8 issues in 2007. We have recently discontinued our relationship with Dr. Andrew Weil and in 2010 will no longer publish Dr. Andrew Weil’s Self Healing newsletter or any Dr. Weil special interest publications. There will be some residual sales from merchandising products that are still in inventory, but no new inventory will be added. Effective with the June 2010 issue, we plan to change the name of Body + Soul/Whole Living magazine to Whole Living in an attempt to more effectively integrate with our corresponding website, wholeliving.com, and to broaden the editorial coverage of the magazine, which we believe may provide opportunities to increase consumer and advertising demand.
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

Magazine Summary
Certain information related to our subscription magazines is as follows:

	2008		2008		2009		2009		2010
Title	Frequency		Rate Base *		Frequency		Rate Base *		Rate Base *
Martha Stewart Living	12		2,000,000		12		2,025,000		2,025,000
Martha Stewart Weddings	5	**	N/A	***	5	**	N/A	***	N/A	***
Everyday Food	10		900,000		10		1,000,000		1,000,000
Body + Soul	10		550,000		10		600,000		650,000

*	Rate base increases are effective with the January issues which typically are on sale in December of the prior fiscal year.

**	Includes one special issue of Martha Stewart Weddings

***	Does not have a stated rate base.
Special Interest Publications.  In addition to our periodic magazines, we occasionally publish special interest magazine editions. Our special interest publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are generally sponsored by multiple advertisers and are sold at newsstands. In 2009, we published Halloween and Holiday Sweets, and three Body + Soul special interest publications. The Body + Soul specials were published under the Dr. Weil brand and, at this time, we have no plans to continue producing Body + Soul special interest publications.
Magazine Production, Distribution and Fulfillment.  We print most of our domestic magazines under agreements with R. R. Donnelly and currently purchase paper through an agreement with Time Inc. While paper used in our magazines is widely available, volatility in the paper market resulted in decreased paper manufacturing capacity during 2008 and 2009. During 2009, we realized the first decreases in paper prices in 18 months because of decreasing market demand. We expect paper market pricing to stabilize in 2010 after experiencing declines throughout 2009. Increased fuel costs in 2009 impacted our costs for magazine distribution and ink. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is handled by Time Warner Retail Sales and Marketing (“TWRSM”), an affiliate of Time Inc., under an agreement that expires with the December 2010 issue of Martha Stewart Living. In early 2009, two of the four major logistics providers (“wholesalers”) used for newsstand distribution announced price increases. TWRSM ceased using one of these companies for distribution and was subsequently able to reach an agreement with the other to retain its earlier pricing structure. It is possible that the other wholesalers may also seek price increases. Subscription fulfillment services for our magazines are provided by Time Customer Service, another affiliate of Time Inc., under an agreement that expires in June 2014.
Books
In the second quarter of 2007, we announced a multi-year agreement with Clarkson Potter/Publishers to publish 10 Martha Stewart branded books. Subsequent amendments ultimately increased the number of books to be delivered to 16. In 2009, three books were published under this agreement — Martha Stewart’s Cupcakes, Martha Stewart’s Encyclopedia of Crafts and Martha Stewart’s Dinner at Home — all of which were on The New York Times bestseller list.
In August 2008, we announced a multi-year agreement with Harper Studio to publish 10 Emeril Lagasse branded books. Two books, Emeril at the Grill and Emeril 20-40-60 were published under this agreement in 2009 and were both on The New York Times bestseller list.
Through our efforts in the books business and the rights we acquired related to Emeril’s book backlist, we now have a library of approximately 80 books.
Competition
Publishing is a highly competitive business. Our magazines, books and related publishing products compete with other mass media and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines and websites. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily with wedding service magazines and websites. Body + Soul competes for readers and advertising dollars primarily with women’s lifestyle, health, fitness, and natural living magazines and websites. Our special interest publications can compete with a variety of magazines depending on the focus of the particular issue. Please also look to our risk factors in Item 1A for further information on competitive pressures in our Publishing segment.

Seasonality
Our Publishing segment can experience fluctuations in quarterly performance due principally to publication schedule variations from year to year, timing of direct mail expenses, delivery schedule of our long-term book contracts, and other seasonal factors. Not all of our magazines are published on a regularly scheduled basis throughout the year. For example, Martha Stewart Weddings was published 5 times in 2009: 2 issues in the second quarter and 3 issues in the fourth quarter. Additionally, the publication schedule for our special interest publications can vary and lead to quarterly fluctuations in the Publishing segment’s results.
BROADCASTING
Our Broadcasting business segment accounted for 19% of our total revenues in 2009. The segment consists of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats, revenue derived from the provision of talent services, and the operations of our satellite radio channel. We generally own the copyrights in the programs we produce for television and radio distribution.
We recently announced that in September 2010, season 6 of The Martha Stewart Show will air on cable on the Hallmark Channel. Alongside The Martha Stewart Show will be an additional hour and one-half of daily original programming specifically produced for the Hallmark Channel as companion programs. Additionally, we will produce periodic holiday and interview specials that will air in prime time on the channel. The Martha Stewart Show launched in September 2005 as a syndicated daily lifestyle series hosted by Martha Stewart and it generates the majority of the Broadcasting segment’s revenue. Filmed in front of a studio audience, the show consists of several segments, each featuring inspiring ideas and new projects from one or several of our core content areas. NBC Universal Domestic Television Distribution currently distributes the program domestically. The Broadcasting segment previously produced the Living show, which ceased airing in September 2004. Revenues for The Martha Stewart Show currently are mostly comprised of advertising, licensing and product integrations.
We began to offer, in October 2007, access to segments from our library of programming through an advertising-supported, free video-on-demand service. Martha Stewart On Demand is currently available to Comcast, Cablevision, Direct TV and Cox digital cable customers. We provide a total of 3.5 hours of content which is updated monthly with 50% refreshed content.
In 2008, the “Whatever Girls,” a popular duo on the Martha Stewart Living Radio channel on Sirius XM Satellite Radio, debuted a new show called Whatever Martha! The program currently airs on the Fine Living cable channel and includes original commentary on classic clips of Living.
Everyday Food, a half-hour original series inspired by the magazine of the same name, airs weekly on PBS stations nationwide. Unlike revenues for The Martha Stewart Show, revenues for the Everyday Food series are provided by underwriters. In 2008, we added a spin-off companion show, Everyday Baking from Everyday Food, which also aired weekly on PBS stations. In 2009, we decided not to produce an additional season of Everyday Baking from Everyday Food and have no plans, at this time, to resume production.
We recently announced a new television series, The Emeril Lagasse Show, which will be broadcast on ION Television. The hour-long weekly primetime program will star Emeril Lagasse as host and will feature interviews with celebrity and non-celebrity guests, music performances and cooking segments. Scheduled to launch in the second quarter of 2010, The Emeril Lagasse Show will be co-financed by us and ION Media, ION Television’s parent company, with revenues from advertising and integrations, as well as production expenses, to be split.
During 2008, we entered into an agreement with Discovery Talent Services LLC pursuant to which Emeril Lagasse provides talent services for the television series Emeril Green currently airing daily on Discovery’s Planet Green channel. Additionally, we acquired certain television agreements in connection with our April 2008 acquisition of specific Emeril Lagasse assets and entered into additional agreements related thereto. Pursuant to these agreements, we receive talent fees for Emeril Lagasse’s services provided for the Television Food Network (“TVFN”) series Essence of Emeril and license fees for the exploitation of the series Emeril Live, as well as fees for ongoing consulting services to TVFN.

In November 2009, we renewed our agreement with Sirius XM Satellite Radio for an additional two years. The Martha Stewart Living Radio channel launched on Sirius Satellite Radio, now known as Sirius XM Satellite Radio, in November 2005 providing programming 24 hours a day, seven days a week. Under the terms of the new agreement, Emeril Lagasse is creating a twice weekly show – adding to the complement of MSLO experts that create 65 hours of original programming each week. We receive licensing and advertising revenues from this arrangement.
Competition
Broadcasting is a highly competitive business. Our television programs compete directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming on other television stations and all other competing forms of media. Overall competitive factors in this segment include programming content, quality and distribution as well as the demographic appeal of the programming. As in our other media, competition for television and radio advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff. Our radio programs compete for listeners with similarly themed programming on both satellite and terrestrial radio. Please also look to our risk factors in Item 1A for further information on competitive pressures in our Broadcasting segment.
Seasonality
Our Broadcasting segment can experience fluctuations in quarterly performance due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits. Because seasons run 12 months beginning and ending in the middle of September, the 2009 results include a large portion of season 4 and the first 16 weeks of season 5, currently still airing in syndication. Original episodes typically run September to May with repeat episodes airing over the summer. Original episodes command higher ratings and consequently higher revenues.
INTERNET
In 2009, revenues from the Internet segment accounted for 7% of our total revenues. Advertising is the primary source of revenue for our Internet segment, principally advertising sales on our website, marthastewart.com.
marthastewart.com
The marthastewart.com website offers recipes, articles and video, integrated across the Martha Stewart brands in the following categories: food, entertaining, holidays, home and garden, crafts, weddings, pets and whole living. In 2007, we relaunched the site as a content-focused media site. The site relaunch and subsequent releases included the development of a community platform and blog network. In 2008, we spun off two channels of marthastewart.com into standalone websites, marthastewartweddings.com and wholeliving.com.
marthastewartweddings.com
In 2008, we launched marthastewartweddings.com to guide brides-to-be through the planning and designing of their weddings, with a strong emphasis on identifying and developing each bride’s personalized wedding style.
wholeliving.com
In 2008, we also launched wholeliving.com, a website designed to help women achieve their goals for living better lives, with a focus on wellness and beauty, healthy recipes, green living, fitness, and personal happiness.
WeddingWire
In the first quarter of 2008, we entered into a series of transactions with WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. In exchange for a cash payment of $5.0 million, we acquired approximately 43% of the equity in WeddingWire. We also entered into a commercial agreement related to software and content licensing, and media sales. The addition of WeddingWire’s planning tool set to our site expands our wedding’s franchise and further builds our interactive community by adapting WeddingWire’s technology for other digital content areas.

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
Ziplist
In May 2009 we entered into an agreement with Ziplist, which provided us with the technology to power our new ‘Martha’s Everyday Food’ App for the iPhone and Ipod touch. This application became available in the first quarter of 2010. Ziplist is a customizable, multiplatform digital grocery planning and shopping list service in which MSLO has taken a minority equity stake (approximately 10%) for a cash payment of under $1.0 million. Ziplist allows our customers to add any recipe’s ingredients to their grocery lists with one click and those lists can then be synced and shared online.
Martha Stewart Flowers
Originally launched in 1999 as marthasflowers.com, the website marthastewartflowers.com operated under the business model of providing fresh floral products shipped directly from farms to consumers. This business model enabled customers to ship floral gifts overnight, delivering Martha Stewart–inspired designs with superior freshness. In 2007, we decided to end our direct-to-consumer flowers business and instead chose to partner with 1-800-Flowers to create an exclusive co-branded floral, plant and gift-basket program beginning in 2008. This new, higher-margin licensing agreement provides an opportunity to participate in the same-day delivery of the fresh flowers market. Martha Stewart Flowers, under this agreement, is managed by and reported in the Merchandising segment as of the second quarter of 2008 as a licensed retail partnership.
Competition
The online advertising sales business is highly competitive. marthastewart.com competes with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for advertising rates is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site. Please also look to our risk factors in Item 1A for further information on competitive pressures in our Internet segment.
Seasonality
Revenues from our Internet segment can vary significantly from quarter to quarter. Advertising revenue on marthastewart.com is tied to audience and traffic, among other key factors, and is typically highest in the fourth quarter of the year due to higher consumer demand in our holiday content areas, and corresponding higher advertiser demand to reach our audience demographic with their marketing messages.
MERCHANDISING
Our Merchandising segment contributed 21% of our total revenues in 2009. The segment consists of operations related to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various proprietary trademarks, in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and promotional materials. Our retail partners source the products through a manufacturer base and are mostly responsible for the promotion of the product. Our manufacturing partners source and/or produce the branded products together with other lines they make or sell. Our licensing agreements do not require us to maintain any inventory nor incur any meaningful expenses other than employee compensation. We own all trademarks for each of our branded merchandising programs and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.

Select Licensed Retail Partnerships
Martha Stewart Living at Home Depot
In September 2009, we announced a partnership with The Home Depot and our plans to launch multiple categories of products under the Martha Stewart Living brand name in both the United States and Canada. The Martha Stewart Living program at The Home Depot will encompass a broad range of home décor, seasonal and outdoor living products, including paint, storage and organization, and outdoor furniture. Certain products under this program began rolling into stores in early 2010.
Martha Stewart Collection at Macy’s
In September 2007, we launched the Martha Stewart Collection exclusively at Macy’s. The Martha Stewart Collection line encompasses a broad range of home goods, including bed and bath textiles, housewares, casual dinnerware, flatware and glassware, cookware, holiday decorating and trim-a-tree items. In the spring of 2010, we will be expanding our offerings to include a line of branded mattresses.
Martha Stewart Flowers with 1-800-Flowers
In 2007, we announced our partnership with 1-800-Flowers to create an exclusive, new, co-branded floral, plant and gift baskets program. This licensing agreement allows us to participate in the same-day delivery of the flowers market. The co-branded floral and plant program launched in April 2008 and the co-branded gift baskets program launched in October 2008.
Sandals® Weddings by Martha Stewart
In September 2009, we announced a partnership with Sandals Resorts International to create an exclusive line of Martha Stewart themed destination weddings available at any of the 18 Luxury Included® Sandals Resorts and Beaches Resorts across the Caribbean. Sales of the Sandals® Weddings by Martha Stewart program began in October 2009 with the first traveled bookings in January 2010.
Martha Stewart Everyday at Kmart and Sears Canada
In the United States, we had an exclusive license agreement with Kmart Corporation in the mass-market channel that ended in January 2010. In 2009, Kmart represented 47% of total revenues in our Merchandising segment and 10% of total Company revenues. Kmart’s contribution to both total Merchandising revenues and total Company revenues decreased materially from 2007 to 2008 mostly as the result of a decrease in the annual minimum royalties due from Kmart and the continued diversification of our business. (See “Management’s Discussion and Analysis – Executive Summary” for details regarding our contract with Kmart). In Canada, we had an exclusive license agreement with Sears Canada for Martha Stewart Everyday from September 2003 to August 2008.
Digital Photography Products
The financial results from the sales of digital photography products were reported in the Internet segment through December 31, 2007. Beginning in 2008, the digital photography product business was managed by and reported in the Merchandising segment as a licensed retail partnership.
Select Licensed Martha Stewart Manufacturing Partnerships
Martha Stewart Crafts
In May 2007, we launched Martha Stewart Crafts products at over 900 Michael’s stores, and in August 2007, we began distributing product to certain independent craft stores across the United States. Our crafts partnerships are through a licensing agreement with EK Success, LTD (“EK Success”), as well as a licensing agreement with Wilton Industries. In addition to these agreements, we hold a small interest in the entity that owns Wilton Industries, Inc., Dimensions Holding, LLC and EK Success.
Martha Stewart Clean with The Hain Celestial Group
In November 2009, we launched a line of natural, fragrance-free home cleaning liquids under the Martha Stewart Clean brand in partnership with The Hain Celestial Group. This program, comprised of dish and hand soaps, all-purpose cleaners, window and floor cleaners, as well as laundry detergent, is currently available at The Home Depot and select grocery chains nationwide, as well as online.

Martha Stewart Food Programs with The Hain Celestial Group
In October 2009 we announced an expanded partnership with The Hain Celestial Group, Inc. and its affiliate Hain Pure Protein Corporation to introduce new Martha Stewart-branded food lines at retail, including whole turkeys, baking mixes, and dried pastas using all natural, healthy ingredients. The new Martha Stewart branded products launched with a limited distribution of fresh and frozen vegetarian-fed and antibiotic-free turkeys from Hain Pure Protein’s Plainville Farms for Thanksgiving 2009. The product lines are expected to be distributed in supermarkets, mass-market retailers and warehouse clubs starting in the second half of 2010.
Martha Stewart Pets with Age Group
In October 2009, we announced a multi-year relationship with Age Group Ltd. to manufacture, market and sell pet-care products, which will be sold initially through PetSmart, Inc. The line will include a wide range of pet accessories, including apparel, collars, leashes, bedding, grooming supplies, toys and more. The first products are expected to be introduced in the second quarter of 2010.
Martha Stewart Furniture with Bernhardt
We have had a Martha Stewart furniture program with the Bernhardt Furniture Company since 2003 and renewed that relationship at the end of 2007. Currently, merchandise produced under this relationship includes furniture for the living room, bedroom, and dining room that is sold at furniture and department stores nationwide, including certain Macy’s stores.
KB Home / Martha Stewart Homes
We have had a relationship with KB Home for the development of a Martha Stewart Homes program since 2005 for the design and style of interior and exterior components of homes at KB communities. The Martha Stewart Homes program is now available at multiple communities in California, Colorado, Texas, North Carolina and Florida. We also offer a range of design options, featured exclusively at KB Studios nationwide.
Select Licensed Emeril Lagasse Manufacturing Partnerships
We acquired certain licensing agreements in connection with our April 2008 acquisition of specific Emeril Lagasse assets. These licensing agreements are primarily associated with partnerships with various food and kitchen preparation manufacturers that produce products under the Emeril Lagasse brand.
Emerilware by All-Clad
Launched in August 2000, Emerilware by All-Clad consists of lines of high-quality, gourmet cookware and barbeque tools available at department stores and specialty retail outlets across the United States, as well as through the Home Shopping Network.
Emerilware by T-Fal
Launched in November 2006, Emerilware by T-FAL is a line of small kitchen appliances available at department stores and specialty retail outlets across the United States, as well as through the Home Shopping Network.
Emeril’s Original with B&G Foods
In September 2000, Emeril Lagasse introduced with B&G Foods, Emeril’s Original, a signature line of seasonings, salad dressings, basting sauces and marinades, mustards, salsas, pasta sauces, pepper sauces, spice rubs, cooking sprays and stocks available at supermarkets and specialty markets across the United States, as well as through the Home Shopping Network.
Emeril’s Gourmet Coffee with Timothy’s World Coffee
Launched in September 2007, Emeril’s Gourmet Coffee with Timothy’s World Coffee is a single-cup coffee program comprised of flavored coffees inspired by Emeril Lagasse. The program is available in department and specialty stores nationwide, as well as certain national hotel chains.

Competition
The retail business is highly competitive and the principal competition for all of our merchandising lines consists of mass-market and department stores that compete with the mass-market and department stores in which our Merchandising segment products are sold, including Bed Bath & Beyond, BJ’s, JC Penney, Kmart, Kohl’s, Lowe’s, Sam’s Club Target, and Wal-Mart. Our merchandising lines also compete within the mass-market and department stores that carry our product lines with other products offered by these stores in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price. We also compete with the internet businesses of these stores and other websites that sell similar retail goods. Competition in our flower business includes other online sellers as well as traditional floral retailers. Please also look to our risk factors in Item 1A for further information on competitive pressures in our Merchandising segment.
Seasonality
Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of many product lines. In addition, we historically recognized a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount could be determined.
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
AVAILABLE INFORMATION
Our website can be found on the Internet at www.marthastewart.com. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these documents, as well as certain other forms we file with or furnish to the SEC and can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing www.marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), irrespective of any general incorporation language contained in such filing.
Item 1A. Risk Factors
A wide range of factors could materially affect our performance. Like other companies, we are susceptible to macroeconomic downturns that may affect the general economic climate and our performance, the performance of those with whom we do business, and the appetite of consumers for products and publications. Similarly, the price of our stock is impacted by general equity market conditions, the relative attractiveness of our market sector, differences in results of operations from estimates and projections, and other factors beyond our control. In addition to the factors affecting specific business operations identified in connection with the description of those operations and the financial results of those operations elsewhere in this report, the factors listed below could adversely affect our operations. Although the risk factors listed below are the risk factors that Company management considers significant, additional risk factors that are not presently known to Company management or that Company management presently considers insignificant may also adversely affect our operations.

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
 Ms. Stewart’s efforts, personality and leadership have been, and continue to be, critical to our success. While we have managed our business without her daily participation at times in the past, the repeated diminution or loss of her services due to disability, death or some other cause, or any repeated or sustained shifts in public or industry perceptions of her, would have a material adverse effect on our business.
In addition, in 2008 we acquired the assets relating to Emeril Lagasse’s businesses other than his restaurants and foundation. The value of these assets is largely related to the ongoing popularity and participation of Mr. Lagasse in the activities related to exploiting these assets. Therefore, the continued value of these assets could be materially adversely affected if Mr. Lagasse were to lose popularity with the public or be unable to participate in our business, forcing us potentially to write-down a significant amount of the value we paid for these assets.
The difficulty in the financial markets and sustained weakness in the economy could significantly impact our business, financial condition, results of operations and cash flows, and could adversely affect the value of our assets, hamper our ability to refinance our existing debt or our ability to raise additional funds.
The economy experienced extreme disruption in 2008 and 2009, including extreme volatility in securities prices, severely diminished liquidity and a drastic reduction in credit availability. These events have led to increased unemployment, declines in consumer confidence and declines in personal income and consumer spending, particularly discretionary income and spending. This economic downturn has also resulted in extraordinary and unprecedented uncertainty and instability for many companies, across all industries, and has severely impacted and could still in the future impact many of the companies with which we do business. We cannot predict the future health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.
These economic conditions and market instability also make it difficult for us to forecast consumer and product demand trends and companies’ willingness to spend money to advertise in our media properties. We have experienced a decline in advertising revenues. An extended period of reduced cash flows could increase our need for credit at a time when such credit may not be available due to the conditions in the financial markets. A reduction in cash flows and the inability to collateralize our term loan with cash also could cause us to be in violation of certain debt covenants. We are not able to predict the likely duration and severity of the current disruption in the financial markets and the economic recession. If these economic conditions worsen or persist for an extended period of time, it is likely that our results of operations and cash flows will be negatively impacted leading to deterioration in our financial condition.
In addition, we have significant goodwill, intangible and other assets recorded on our balance sheet. We have already incurred impairment charges with respect to goodwill and certain intangible assets, and with respect to our investments. We will continue to evaluate the recoverability of the carrying amount of our goodwill, intangible and other assets on an ongoing basis, and we may in the future incur additional, and possibly substantial, impairment charges, which would adversely affect our financial results. Impairment assessment inherently involves the exercise of judgment in determining assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Future events and changing market conditions may prove assumptions to be wrong with respect to prices, costs, holding periods or other factors. Differing results may amplify impairment charges in the future.
The effects of the current financial crisis are difficult to forecast and mitigate. As a consequence, our operating results will be difficult to predict and prior results will not likely be indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
Our Merchandising business and licensing programs may suffer from the continued downturns in the health and stability of the general economy and housing market.
Reduction in the availability of credit, a downturn in the housing market, and other negative economic developments, including increased unemployment, have occurred and may continue, recur or become more pronounced in the future. Each of these developments has and could further limit consumers’ discretionary spending or further affect their confidence. These and other adverse consumer trends have led to reduced spending on general merchandise, homes and home improvement projects — categories in which we license our brands. Further, downturns in consumer spending adversely impact consumer sales overall, resulting in weaker revenues from our licensed products. These trends also may affect the viability and financial health of companies with which we conduct business. Continued slowdown in consumer spending, or going-concern problems for companies with which we do business could materially adversely impact our business, financial condition and prospects.

Our business is largely dependent on advertising revenues in our publications, broadcasts, and online operations. The market for advertising has been adversely affected by the economic downturn. Our failure to attract or retain advertisers would have a material adverse effect on our business.
We depend on advertising revenue in our Publishing, Broadcasting, and Internet businesses. We cannot control how much or where companies choose to advertise. We have seen a significant downturn in advertising dollars generally in the marketplace, and more competition for the reduced dollars, which has hurt our publications and advertising revenues. As a result, fewer advertisers represent a greater proportion of our advertising revenue. We cannot assure how or whether this trend might improve. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our publications, broadcasts or website, our business and revenues will be materially adversely affected.
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
In 2008, we acquired certain assets of Chef Emeril Lagasse. Failure to manage or integrate those assets, or exploit the Emeril brand, could adversely affect our results of operations and our ability to acquire other brands.
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
We continue to evaluate the acquisition of other businesses. These transactions involve challenges and risks in negotiation, execution, valuation, and integration. Moreover, competition for certain types of acquisitions is significant, particularly in the field of interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.
Our Merchandising business has relied heavily on revenue from a single source, the reduction of revenue from which has hurt and continues to hurt our profitability.
Our agreement with Kmart ended in January 2010. For the twelve months ended January 31, 2010, the minimum guaranteed royalty payment from Kmart was $14.0 million, plus we recognized an additional $10.0 million in previously deferred royalties as non-cash revenue. For the twelve months ended January 31, 2009 and 2008, the minimum guaranteed royalty payments from Kmart totaled $20.0 million and $65.0 million, respectively. We have not yet earned royalties from other sources in sufficient scope to recoup the loss in guaranteed payments from Kmart. While we continue to diversify our merchandise offerings in an effort to build up alternative royalty streams, we may not be able to earn revenue that will compensate for this shortfall, which has and may continue to adversely affect our operating results and business.

We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years and have acquired new agreements through our acquisition of the Emeril Lagasse assets. Some of these agreements are exclusive and have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. Furthermore, we cannot be certain that our licensees are not adversely impacted by general economic or market conditions, including decreased consumer spending and reduced availability of credit. If these companies experience financial hardship, they may be unwilling or unable to pay us royalties or continue selling our products, regardless of their contractual obligations.
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
If The Martha Stewart Show fails to maintain a sufficient audience, if adverse trends continue or develop in the television production business generally, or if Martha Stewart were to cease to be able to devote substantial time to our television business, that business could be adversely affected. We also derive value from Emeril Lagasse’s television shows, the popularity of which cannot be assured.
Our television production business is subject to a number of uncertainties. Our business and financial condition could be materially adversely affected by:
Failure of our television programming to maintain a sufficient audience
Television production is a speculative business because revenues derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of stations on which that programming is broadcast or the strength of the cable channels on which that programming is carried, promotion of that programming and the quality and acceptance of competing television programming and other sources of entertainment and information. The Martha Stewart Show television program has experienced a decline in ratings that reflects both the general decline in daytime broadcast television viewers discussed below, as well as the decision by some major market stations to shift the airing of the show. These developments have negatively impacted our television advertising revenues. In addition, moving the show from syndication to the Hallmark Channel could result in lower ratings as cable channels typically have a smaller household universe of viewers from which to draw, and The Martha Stewart Show will no longer be able to be seen in broadcast- only homes whose residents might be a portion of the show’s current audience. If ratings for the show were to further decline, it would adversely affect the advertising revenues we derive from television. A ratings decline further than we anticipate could also make it economically inefficient to continue production of the show. If production of the show were to cease, we would lose a significant marketing platform for us and our products, and it would cause us to write down our capitalized programming costs. Additionally, a decline in ratings or cessation of The Martha Stewart Show would negatively impact our website, marthastewart.com, since the show is an important driver of audience to our website. The amount of any write down would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.
While we have not historically produced television shows featuring Emeril Lagasse, Emeril’s failure to maintain or build popularity could result in the loss of a significant marketing platform for us and our products, as well as the loss of anticipated revenue and profits from his television shows.

Adverse trends in the television business generally
Television revenues may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in daytime television viewers, pricing pressure in the television advertising industry, the strength of the stations on which our programming is broadcast or the strength of the cable channel on which our programming is carried, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. Any or all of these factors may quickly change, and these changes cannot be predicted with certainty. There has been a reduction in advertising dollars generally available and more competition for the reduced dollars across more media platforms. While we currently benefit from our ability to sell advertising on our television programs, if adverse changes occur, we cannot be certain that we will continue to be able to sell this advertising or that our advertising rates can be maintained. Accordingly, if any of these adverse changes were to occur, the revenues we generate from television programming could decline.
We have placed emphasis on building an advertising-revenue-based website, dependent on a large consumer audience and resulting page views. Failure to fulfill these undertakings could adversely affect our brand and business prospects.
Our growth depends to a significant degree upon the continued development and growth of our Internet business. We have had failures with direct commerce in the past, and only limited experience in building an advertising-revenue-based website. When initial results from the relaunch of the marthastewart.com site in the second quarter of 2007 were below expectations, we made changes to the site. We cannot be certain that those changes will enable us to sustain growth for our website in the long term. In addition, the competition for advertising dollars has intensified. In order for our Internet business to succeed, we must, among other things:
•	significantly increase our online audience and advertising revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content, products and interactive experiences we offer on our website;

•	respond to competitive developments while maintaining a distinct brand identity;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring innovative product features to market in a timely manner.
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
Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming, content and products that strongly appeal to a large number of consumers. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts, programming, content and products. The strength of our brands and our business units depends in part on our ability to influence tastes through broadcasting, publishing, merchandising and the Internet. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers.
New product launches may reduce our earnings or generate losses.
Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new products or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products and services are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches. For example, we had a cumulative loss of $15.7 million in connection with Blueprint, which we ceased publishing in 2007. Other businesses and brands that we may develop also may prove not to be successful.

Our principal Publishing vendors are consolidating and this may adversely affect our business and operations.
We rely on certain principal vendors in our Publishing business, and their ability or willingness to sell goods and services to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these goods and services to us on favorable terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries in recent years has experienced consolidation among its principal participants. Further consolidation may result in all or any of the following, which could adversely affect our results of operations:
•	decreased competition, which may lead to greater dependence on certain vendors and increased prices; and

•	interruptions and delays in services provided by such vendors
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
Distribution of magazines to newsstands and bookstores is conducted primarily through companies known as wholesalers. Wholesalers have in the past advised us that they intended to increase the price of their services. We have not experienced any material increase to date; however some wholesalers have experienced credit and on-going concern risks. It is possible that other wholesalers likewise may seek to increase the price of their services or discontinue operations. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations. The need to change wholesalers could cause a disruption or delay in deliveries, which could adversely impact our results of operations.
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
We may be adversely affected by rebranding our Body + Soul publication.
Effective with the June 2010 issue, we will change the name of Body + Soul magazine to Whole Living in an attempt to more effectively integrate it with our corresponding website, wholeliving.com, and to broaden the editorial coverage of the magazine. Changing the product name and editorial coverage may diminish brand awareness that could adversely impact newsstand sales, and could affect the satisfaction of current subscribers, which could reduce our subscription renewal rates.

Our websites and networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our and our users’ proprietary or personal information.
Our Internet activities involve the storage and transmission of proprietary information and personal information of our users, which we endeavor to protect from third party access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary or personal information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and other resources to protect against or remedy any such security breaches. Accordingly, security breaches could expose us to a risk of loss, or litigation and possible liability. Our security measures and contractual provisions attempting to limit our liability in these areas may not be successful or enforceable.
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
Our Merchandising segment competitors consist of mass-market and department stores that compete with the mass-market and department stores in which our Merchandising segment products are sold, including Bed Bath & Beyond, BJ’s, JC Penney, Kmart, Kohl’s, Lowe’s, Sam’s Club Target, and Wal-Mart. Our merchandising lines also compete within the mass-market and department stores that carry our product lines with other products offered by these stores in the respective product categories. We also compete with the internet businesses of these stores and other websites that sell similar retail goods. Competition in our flower business includes other online sellers as well as traditional floral retailers.

Our websites compete with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for adverting is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
Information concerning the location, use and approximate square footage of our principal facilities as of December 31, 2009, all of which are leased, is set forth below:

		Approximate Area
Location	Use	in Square Feet
601 West 26th Street New York, NY	Product design facilities, photography studio, Merchandising and Internet offices, test kitchens, and prop storage	203,560

	Principal executive and administrative offices; publishing offices; and sales offices

226 West 26th Street New York, NY	Executive and administrative office for television production	22,050

221 West 26th Street New York, NY	Television production facilities	25,800

Satellite Sales Offices in MI, IL & CA	Advertising sales offices	7,904
The leases for these offices and facilities expire between January 2010 and January 2018, and some of these leases are subject to our renewal. The lease for our television production facility at 221 West 26th Street will expire in June 2010 and is currently in the process of being negotiated for renewal. In 2009, we consolidated certain of our offices by relocating our principal executive and administrative offices, as well as our publishing offices at 11 West 42nd Street, to 601 West 26th Street. We entered into a sublease agreement in 2008 for a portion of our office space at 11 West 42nd Street; we vacated that office space in March 2009.
We also have an intangible asset agreement for various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and television segments. The description of this intangible asset agreement is incorporated by reference into Item 13 and disclosed in the related party transaction disclosure in Note 12 in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
We believe that our existing facilities are well maintained and in good operating condition.
Item 3.  Legal Proceedings
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.
Item 4.  Reserved

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for the Common Stock
Our Class A Common Stock is listed and traded on The New York Stock Exchange (the “NYSE”). Our Class B Common Stock is not listed or traded on any exchange, but is convertible into Class A Common Stock at the option of its owner on a share-for-share basis. The following table sets forth the high and low sales price of our Class A Common Stock as reported by the NYSE for each of the periods listed.

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2008	2008	2008	2008	2009	2009	2009	2009
High Sales Price	$9.43	$9.49	$9.99	$8.70	$3.71	$4.08	$8.84	$6.38
Low Sales Price	$5.22	$7.13	$5.63	$2.51	$1.60	$2.37	$2.70	$4.40
As of March 2, 2010, there were 8,582 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
We do not pay regular quarterly dividends.
Our term loan agreement with Bank of America contains certain covenants that limit our ability to pay dividends to an amount (combined with repurchases) no greater than $30 million during the term of the loan agreement, provided no event of default exists or would result and we would be in pro forma compliance with our financial covenants. See Note 7 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended December 31, 2009:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period (1)	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

October 2009	44,683	$5.81	Not applicable	Not applicable
November 2009	2,530	$5.25	Not applicable	Not applicable
December 2009	217	$4.59	Not applicable	Not applicable
Total for the quarter ended December 31, 2009	47,430	$5.44

(1)	Represents shares withheld by, or delivered to us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plans allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act, the following performance graph shall not be deemed to be incorporated by reference into any such filings.
PERFORMANCE GRAPH
The following graph compares the performance of our Class A Common Stock with that of the Standard & Poor’s 500 Stock Index (“S&P Composite Index”) and the stocks included in the Media General Financial Services database under the Standard Industry Code 2721 (Publishing-Periodicals) (the “Publishing Index”*) during the period commencing on January 1, 2005 and ending on December 31, 2009. The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P Composite Index and the Publishing Index at the beginning of the relevant period, is calculated as of the end of each calendar month and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

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

Item 6.  Selected Financial Data.
The information set forth below for the five years ended December 31, 2009 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto incorporated by reference into Item 8 of this Form 10-K. The Notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below (in thousands, except per share amounts).

	2009	2008	2007	2006	2005
INCOME STATEMENT DATA
REVENUES
Publishing	$128,981	$163,540	$183,727	$156,559	$125,765
Broadcasting	46,111	47,328	40,263	46,503	16,591
Internet	17,119	15,576	19,189	15,775	11,258
Merchandising	52,566	57,866	84,711	69,504	58,819

Total revenues	244,777	284,310	327,890	288,341	212,433

Operating (loss) income	(11,968)	(10,857)	7,714	(2,833)	(78,311)

Income (loss) from continuing operations	(14,578)	(15,665)	10,289	(16,250)	(75,295)

Loss from discontinued operations	—	—	—	(745)	(494)

Net income (loss)	$(14,578)	$(15,665)	$10,289	$(16,995)	$(75,789)

PER SHARE DATA
Earnings/(loss) per share:
Basic and diluted — (Loss) income from continuing operations	$(0.27)	$(0.29)	$0.20	$(0.32)	$(1.48)
Basic and diluted — Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Basic and diluted — Net (loss) income	$(0.27)	$(0.29)	$0.20	$(0.33)	$(1.49)

Weighted average common shares outstanding:
Basic	53,880	53,360	52,449	51,312	50,991
Diluted	53,880	53,360	52,696	51,312	50,991
Dividends per common share	$—	$—	$—	$0.50	$—
FINANCIAL POSITION
Cash and cash equivalents	$25,384	$50,204	$30,536	$28,528	$20,249
Short-term investments	13,085	9,915	26,745	35,321	83,788
Total assets	229,791	261,285	255,267	228,047	253,828
Long-term obligations	13,500	19,500	—	—	—
Shareholders’ equity	143,820	150,995	155,529	130,957	160,631
OTHER FINANCIAL DATA
Cash flow (used in) provided by operating activities	$(9,273)	$39,699	$8,306	$(6,495)	$(34,058)
Cash flow (used in) provided by investing activities	(9,617)	(38,856)	(6,606)	40,125	(58,300)
Cash flow (used in) provided by financing activities	(5,930)	18,825	308	(25,351)	7,960
NOTES TO SELECTED FINANCIAL DATA
(Loss) / income from continuing operations
2009 results include a net benefit to operating loss of approximately $20 million from certain items including the pro rata portion of the minimum guaranteed royalty payment from Kmart of $14.0 million due for the February 1, 2009 to January 31, 2010 period, the recognition of previously deferred royalties of $10.0 million as non-cash revenue, an incremental $3.9 million from the conclusion of our relationship with TurboChef, a $3.0 million cash receipt related to a make-whole payment and a non-cash impairment charge of $11.4 million related to a cost-based equity investment in United Craft MS Brands LLC recorded in the Merchandising segment.
2008 results include the pro rata portion of the significantly reduced minimum guaranteed royalty payment from Kmart of $20.0 million, as well as a $9.3 million non-cash goodwill impairment charge recorded in the Publishing segment.
2007 results include the pro rata portion of the minimum guaranteed royalty payment from Kmart of $65.0 million, as well as non-cash equity compensation expense of $6.0 million due to the vesting of the final warrant granted to Mark Burnett in connection with the production of The Martha Stewart Show.
2006 results include a net benefit to operating income of approximately $48 million from certain items including the pro rata portion of the minimum guaranteed royalty payment from Kmart of $59.0 million, a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees recorded in our Publishing segment, a favorable dispute resolution with a former merchandising licensee of $2.5 million in income, royalty income of $2.8 million related to the successful termination of a home video distribution agreement recorded in our Broadcasting segment, non-cash equity compensation expense of $2.3 million resulting from the vesting of shares underlying a warrant granted to Mark Burnett in connection with his participation in The Martha Stewart Show and a one-time litigation reserve of $17.1 million in connection with the In re Martha Stewart Living Omnimedia Securities Litigation matter, which included incurred and anticipated professional fees, net of insurance reimbursement.
2005 results include the pro rata portion of the minimum guaranteed royalty payment from Kmart of $54.0 million and non-cash equity compensation charges of $31.8 million resulting from the vesting of shares underlying a warrant granted to Mark Burnett in connection with his participation in The Martha Stewart Show.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. In 2009, total revenues decreased approximately 14% from the prior year due primarily to the declines in print and television advertising revenue as well as a decline in our magazine subscription and newsstand revenues.
Our operating costs and expenses were lower in 2009 compared to 2008 primarily due to lower production, distribution and editorial costs in Publishing and our other media segments, as well as lower selling and promotion expenses in our Publishing segment. General and administrative costs were lower due to a combination of Company-wide expense reduction initiatives and certain 2008 one-time items. 2008 includes a Company-wide reorganization that resulted in severance and other one-time compensation-related expenses. 2009 includes the benefit to general and administrative expenses from a cash make-whole payment that we received in October 2009 from our crafts manufacturing partner. Cost savings throughout the segments are partially due to the continued reduction of headcount which was lower by approximately 8% as compared to the beginning of the year.
We ended the year with $38.5 million in cash, cash equivalents and short-term investments. Our overall liquidity decreased from December 31, 2008 due to net operating cash expenses, capital expenditures related to our office relocation and cash used to partially prepay the outstanding principal of our term loan.
Media Update. In 2009, revenues from our media platforms declined from the prior year mostly due to decreased revenues in our Publishing segment as the result of lower advertising revenue, lower circulation revenue and the timing of books revenue. Revenues declined from the prior year in our Broadcasting segment as the result of lower advertising revenue from lower ratings, partially offset by higher integration revenue. The Broadcasting segment also benefited from revenue related to the conclusion of our TurboChef relationship, a marketing and promotional agreement we entered into in 2008. Revenues increased from the prior year in our Internet segment due to higher advertising revenue, partially offset by the inclusion of revenue from Martha Stewart Flowers in the first quarter of 2008, which subsequently transitioned to the Merchandising segment.
Publishing
Advertising revenues declined in 2009 from the prior year mostly due to a decrease in pages. Circulation revenues also declined as subscription revenues decreased due to lower effective rates and higher agent commission expense, partially offset by higher volume of copies served. Additionally, circulation revenues decreased from lower volume of newsstand sales. The decline in revenues was partially offset by decreases in production, editorial, circulation marketing, and advertising costs. These cost savings included savings from lower page volume, lower paper costs and from reduced discretionary spending, as well as lower compensation costs from staff reductions. As we enter the first quarter of 2010, print advertising revenue is expected to stabilize as compared to the prior-year period.
Broadcasting
Broadcasting segment revenues were lower in 2009 as compared to the prior year due to lower ratings and certain one-time payments in the prior-year period related to Emeril Lagasse’s television programming partially offset by revenue related to the conclusion of our TurboChef relationship and higher integration revenue. The Martha Stewart Show continues to maintain its core audience.
Internet
In 2009, advertising revenue increased 19% largely due to an increase in our audience, despite lower effective rates. Our page views increased, on average, approximately 50% from the prior year. While visibility is extremely limited, we expect continued growth in our audience and online advertising revenue for 2010.
Merchandising Update. In 2009, Merchandising segment revenues declined from the prior year mostly due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects, as well as the prior-year contribution from Sears Canada, a relationship that expired in 2008. Our Merchandising segment operating income did, however, benefit from a $3.0 million cash make-whole payment that we received in October 2009 from our crafts manufacturing partner in connection with our investment as the result of capital restructuring within their business. Our agreement with Kmart ended in January 2010. In 2009, we recognized the pro rata portion of the $14.0 million minimum guaranteed royalty amount payable for the February 1, 2009 to January 31, 2010 period. In the fourth quarter of 2009, we also recognized $10.0 million in previously deferred royalties related to Kmart recoupment as non-cash revenue.

RESULTS OF OPERATIONS
Comparison for the Year Ended December 31, 2009 to the Year Ended December 31, 2008.
PUBLISHING SEGMENT

(in thousands)	2009	2008	Variance
Publishing Segment Revenues
Advertising	$74,815	$94,871	$(20,056)
Circulation	50,506	62,634	(12,128)
Books	2,779	4,676	(1,897)
Other	881	1,359	(478)

Total Publishing Segment Revenues	128,981	163,540	(34,559)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	74,431	86,018	11,587
Selling and promotion	45,520	55,419	9,899
General and administrative	6,566	5,951	(615)
Depreciation and amortization	241	379	138
Impairment charge — goodwill and other asset	—	9,349	9,349

Total Publishing Segment Operating Costs and Expenses	126,758	157,116	30,358

Publishing Segment Operating Income	$2,223	$6,424	$(4,201)

Publishing revenues decreased 21% for the year ended December 31, 2009 from the prior year. Advertising revenue decreased $20.1 million due to the decrease in pages in Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Body + Soul. The decrease in advertising pages was accompanied by a decrease in advertising rates at Martha Stewart Living and Martha Stewart Weddings partially offset by slightly higher advertising rates in Everyday Food and Body + Soul driven in part by a higher circulation rate base. Circulation revenue decreased $12.1 million due to higher agency commissions and lower effective subscription rate per copy for Martha Stewart Living, Everyday Food and Body + Soul, offset in part by a higher subscriber volume. Circulation revenue also decreased as a result of lower newsstand unit volume across all of our titles, as well as the prior year contribution of eight special interest publications as compared to five special interest publications in 2009. Revenue related to our books business decreased $1.9 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books and Harper Studios for Emeril Lagasse books.

Magazine Publication Schedule
Year ended December 31,	2009	2008
Martha Stewart Living	12 Issues	12 Issues
Martha Stewart Weddings (a)	5 Issues	5 Issues
Everyday Food	10 Issues	10 Issues
Body + Soul	10 Issues	10 Issues
Special Interest Publications	5 Issues	8 Issues

(a)	In 2009 and 2008, we published one special Martha Stewart Weddings issue.
Production, distribution and editorial expenses decreased $11.6 million, primarily due to savings related to lower volume of pages and lower paper costs. Additionally, art and editorial story and staff costs decreased partly due to lower headcount. Selling and promotion expenses decreased $9.9 million due to lower fulfillment rates associated with Martha Stewart Living and Everyday Food, lower marketing program and advertising staff costs and lower circulation marketing costs. These decreases were partially offset by higher newsstand placement expenses for Martha Stewart Living and Everyday Food. General and administrative expenses increased $0.6 million primarily due to higher facilities-related expenses from the reallocation of rent charges to reflect current utilization of office space. The increase in our Publishing segment rent allocation has offsetting decreases in our Merchandising and Corporate segments. The increase in general and administrative expenses was partially offset by lower headcount and related costs. In the fourth quarter of 2008, we recorded a non-cash impairment charge related primarily to the goodwill associated with our 2004 acquisition of the Body + Soul publication group. This charge was the result of our annual impairment testing in connection with the preparation of the 2008 Annual Report on Form 10-K.

BROADCASTING SEGMENT

(in thousands)	2009	2008	Variance
Broadcasting Segment Revenues
Advertising	$24,454	$26,666	$(2,212)
Radio	7,000	7,500	(500)
Licensing and other	14,657	13,162	1,495

Total Broadcasting Segment Revenues	46,111	47,328	(1,217)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	29,669	31,291	1,622
Selling and promotion	3,028	3,392	364
General and administrative	5,885	7,287	1,402
Depreciation and amortization	1,389	2,578	1,189

Total Broadcasting Segment Operating Costs and Expenses	39,971	44,548	4,577

Broadcasting Segment Operating Income	$6,140	$2,780	$3,360

Broadcasting revenues decreased 3% for the year ended December 31, 2009 from the prior year. Advertising revenue decreased $2.2 million primarily due to the decline in household ratings for The Martha Stewart Show and lower Everyday Food PBS sponsorship revenue of $0.5 million as the result of the decision not to produce an additional season of Everyday Baking from Everyday Food in 2009. This decrease was partially offset by an increase in the quantity of integrations at higher rates, as well as higher advertising rates overall. Radio revenue decreased $0.5 million related to our new agreement with Sirius XM which has the potential to provide for greater advertising opportunity to replace lower licensing fees. Licensing and other revenue increased $1.5 million due to the revenue related to the conclusion of our TurboChef relationship and historical cable retransmission partially offset by lower revenue from Emeril Lagasse’s television programming and lower international distribution of The Martha Stewart Show.
Production, distribution and editorial expenses decreased $1.6 million due to production cost savings related to season 4 of The Martha Stewart Show which ended in September 2009 as compared to the prior year’s season 3, as well as lower distribution fees. Production costs for season 5 are expected to be flat compared to season 4. Selling and promotion expenses decreased $0.4 million primarily due to lower headcount and reduced spending related to the season 5 launch as compared to the prior year’s season 4 launch. General and administrative expenses decreased $1.4 million due to lower headcount and related costs. Depreciation and amortization expenses decreased $1.2 million primarily due to the timing of amortization in connection with the revenue recognition of the content library for Emeril.

INTERNET SEGMENT

(in thousands)	2009	2008	Variance
Internet Segment Revenues
Advertising and other	$17,119	$14,472	$2,647
Product	—	1,104	(1,104)

Total Internet Segment Revenues	17,119	15,576	1,543

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	7,873	8,984	1,111
Selling and promotion	7,835	6,164	(1,671)
General and administrative	1,853	3,487	1,634
Depreciation and amortization	1,950	1,737	(213)

Total Internet Segment Operating Costs and Expenses	19,511	20,372	861

Internet Segment Operating Loss	$(2,392)	$(4,796)	$2,404

Internet revenues increased 10% for the year ended December 31, 2009 from the prior year. Advertising and other revenue increased $2.6 million, or 18%, due to an increase in audience and sold advertising volume, despite lower effective rates. Product revenue decreased $1.1 million due to the inclusion of revenue from Martha Stewart Flowers in the first quarter of 2008. Beginning in the second quarter of 2008, we transitioned to a co-branded agreement with 1-800-Flowers.com. Revenue and related earnings for this business are now reported in our Merchandising segment.
Production, distribution and editorial costs decreased $1.1 million due primarily to the prior year transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses, as well as lower compensation costs as compared to the prior year. Beginning in the second quarter of 2008, costs related to our higher-margin 1-800-Flowers.com program are reported in the Merchandising segment. Selling and promotion expenses increased $1.7 million due to higher compensation expenses from increased headcount and higher commissions. General and administrative expenses decreased $1.6 million due to reduced headcount as compared to the prior year as well as lower allocated payroll and benefits and lower non-cash compensation costs.

MERCHANDISING SEGMENT

(in thousands)	2009	2008	Variance
Merchandising Segment Revenues
Kmart earned royalty	$7,793	$18,772	$(10,979)
Kmart minimum guarantee true-up	6,707	4,978	1,729
Recognition of previously deferred royalties	10,000		10,000
Other	28,066	34,116	(6,050)

Total Merchandising Segment Revenues	52,566	57,866	(5,300)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	9,549	10,409	860
Selling and promotion	2,950	6,529	3,579
General and administrative	2,922	7,980	5,058
Depreciation and amortization	62	90	28
Impairment charge — other asset	11,432	0	(11,432)

Total Merchandising Segment Operating Costs and Expenses	26,915	25,008	(1,907)

Merchandising Segment Operating Income	$25,651	$32,858	$(7,207)

Merchandising revenues decreased 9% for the year ended December 31, 2009 from the prior year. Our agreement with Kmart ended in January 2010. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the specified periods is listed separately above as Kmart minimum guarantee true-up. In 2009, we also recognized royalties that were previously received and deferred and were subject to recoupment. No royalties were recouped throughout the Kmart relationship and therefore, we recognized $10.0 million as non-cash revenue in the fourth quarter of 2009. The decrease in other revenues was mostly due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects and the prior year revenue true-up from Sears Canada, a relationship that expired in the third quarter of 2008.
Production, distribution and editorial expenses decreased $0.9 million due primarily to lower compensation costs as compared to the prior year due to reduced staffing. Selling and promotion expenses decreased $3.6 million primarily as a result of the corresponding revenue decrease in services that we provide to our partners for reimbursable creative services projects. General and administrative costs decreased $5.0 million primarily due to a $3.0 million cash make-whole payment that we received in October 2009 from our crafts manufacturing partner in connection with our investment as the result of capital restructuring within its business. In addition, general and administrative expenses decreased due to lower facilities-related expenses primarily due to reallocating rent charges among the segments to reflect current utilization. The decrease in our Merchandising segment rent allocation has offsetting increases in our Publishing segment. For the year ended December 31, 2009, we recorded non-cash impairment charges of $11.4 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

(in thousands)	2009	2008	Variance
Corporate Operating Costs and Expenses
General and administrative	$39,358	$44,934	$5,576
Depreciation and amortization	4,232	3,189	(1,043)

Total Corporate Operating Costs and Expenses	43,590	48,123	4,533

Corporate Operating Loss	$(43,590)	$(48,123)	$4,533

Corporate operating costs and expenses decreased 9% for the year ended December 31, 2009 from the prior year. General and administrative expenses decreased largely due to a company-wide reorganization in 2008 that resulted in severance and other one-time expenses as well as charges related to facility expenses in 2008. Expenses also decreased due to reallocating rent charges to reflect current utilization. The decrease in our Corporate segment has an offsetting increase in our Publishing segment. Partially offsetting the decrease in general and administrative expenses was higher bonus expense in 2009 compared to 2008. Depreciation and amortization expenses increased $1.0 million due to accelerated depreciation charges related to the relocation of our office space.
OTHER ITEMS
INTEREST (EXPENSE) / INCOME, NET. Interest expense, net, was $0.1 million for the year ended December 31, 2009, compared to interest income, net, of $0.5 million for the prior year ended December 31, 2008. The decrease in interest income was primarily attributable to lower interest rates on our money market funds and short-term investments, as well as lower average cash balances. The decrease was partially offset by a decline in interest expense in connection with our term loan related to the acquisition of certain assets of Emeril Lagasse due to a lower average outstanding principal balance in 2009 and lower interest rates.
OTHER (LOSS)/INCOME. Other loss was $0.2 million for the year ended December 31, 2009 compared to $0.8 million in the prior year. Certain investments in equity securities, previously accounted for under the equity method, were accounted for under the cost method beginning in the second quarter of 2009.
LOSS ON EQUITY SECURITIES: Loss on equity securities was $0.5 million for the year ended December 31, 2009 compared to a loss of $2.2 million in the prior year. The loss was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The losses were partially offset by our gain from the sale of certain equity securities.
INCOME TAX EXPENSE. Income tax expense was $1.7 million for the year ended December 31, 2009, compared to a $2.3 million expense in the prior year. The difference is primarily due to the establishment of deferred tax liabilities in 2008 on indefinite lived intangibles with no tax basis.
NET LOSS. Net loss was ($14.6) million for the year ended December 31, 2009, compared to a net loss of ($15.7) million for the year ended December 31, 2008, as a result of the factors described above.

RESULTS OF OPERATIONS
Comparison for the Year Ended December 31, 2008 to the Year Ended December 31, 2007.
PUBLISHING SEGMENT

(in thousands)	2008	2007	Variance
Publishing Segment Revenues
Advertising	$94,871	$106,691	$(11,820)
Circulation	62,634	71,707	(9,073)
Books	4,676	3,373	1,303
Other	1,359	1,956	(597)

Total Publishing Segment Revenues	163,540	183,727	(20,187)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	86,018	93,312	7,294
Selling and promotion	55,419	72,655	17,236
General and administrative	5,951	5,034	(917)
Depreciation and amortization	379	1,188	809
Impairment — goodwill and other intangibles	9,349	—	(9,349)

Total Publishing Segment Operating Costs and Expenses	157,116	172,189	15,073

Publishing Segment Operating Income	$6,424	$11,538	$(5,114)

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
Production, distribution and editorial expenses decreased $7.3 million in 2008, primarily due to savings related to the discontinuation of Blueprint as well as lower volume of pages and lower art and editorial staff costs, partially offset by higher print order of Body + Soul and higher paper and postage costs. Selling and promotion expenses decreased $17.2 million due to the absence of costs of Blueprint, lower circulation marketing costs, lower fulfillment rates associated with Martha Stewart Living and Everyday Food and lower advertising staff and marketing program costs. Prior year selling and promotion expenses also included non-recurring employee-related separation charges. General and administrative expenses increased $0.8 million primarily due to higher allocation of facilities and administrative costs as well as slightly higher compensation costs. In the fourth quarter of 2008, we recorded a non-cash impairment charge related primarily to the goodwill associated with our 2004 acquisition of the Body + Soul publication group. This charge was the result of our annual impairment testing under generally accepted accounting principles. Depreciation and amortization expenses decreased $0.8 million due to a change in allocation policy. In 2008, we ceased allocating depreciation and amortization to the various business segments for certain general leasehold improvements. This decrease in depreciation and amortization in the Publishing segment was offset by an increase in depreciation and amortization in the Corporate segment.

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

Internet revenues decreased 19% for the year ended December 31, 2008 from the prior year. Advertising and other revenue increased $2.7 million due to an increase in page views and sold advertising volume. Product revenue decreased $6.3 million due to the transition of our flowers program from Martha Stewart Flowers, which generated sales through Valentine’s Day 2008, to our new, co-branded agreement with 1-800-Flowers.com which began generating revenue in the second quarter of 2008 and reported in the Merchandising segment.
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

Corporate operating costs and expenses increased 2% for the year ended December 31, 2008 from the prior year. General and administrative expenses increased $0.1 million due to cash and non-cash charges of $3.5 million related to a Company-wide reorganization that resulted in severance and other one-time compensation-related expenses and increased costs associated with a new intangible asset agreement. These increases were fully offset by lower non-cash compensation and the reduction of our annual bonus pool. Depreciation and amortization increased $0.6 million due to a change in allocation policy. In 2008, we ceased allocating depreciation and amortization to the various business segments for certain general leasehold improvements. This increase in depreciation and amortization in the Corporate segment was offset by a decrease in depreciation and amortization in the Publishing segment.
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
OTHER (EXPENSE) / INCOME. Other expense was $0.8 million for the year ended December 31, 2008 related to our equity investment in WeddingWire. We record our proportionate share of the results of WeddingWire one quarter in arrears. Therefore, this loss represents our portion of prorated results of WeddingWire through September 30, 2008. Other income for the year ended December 31, 2007 was $0.4 million. The prior year income is related to the final legal settlement of the class action lawsuit known as In re Martha Stewart Living Omnimedia, Inc. Securities Litigation.
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
NET LOSS. Net loss was ($15.7) million for the year ended December 31, 2008, compared to a net income of $10.3 million for the year ended December 31, 2007, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary source of liquidity has generally been from cash generated by operating activities. Specifically, in 2007, the majority of our cash generation was provided by the collection of Kmart contractual minimums. In 2008, cash from operations was provided by Kmart and from the Emeril Lagasse assets acquired in 2008. In 2009, we used cash for operations due to the significant reduction in cash received related to the Kmart contractual minimums as compared to 2008, as well as the increase in working capital. The increase to working capital was due to the increase in certain receivables and the decrease in deferred subscription revenue. Operating results and cash flows may change due to a variety of factors, including changes in demand for the product, changes in our cost structure and changes in macroeconomic factors. Any such changes in our business can have a significant effect on cash flows.
We believe, as described further below, that our available cash balances and short-term investments will be sufficient to meet our recurring cash needs for working capital and capital expenditures for 2010 including continued prepayments of our debt service obligations.
Sources and Uses of Cash
During 2009, our overall cash, cash equivalents and short-term investments decreased $21.7 million from December 31, 2008 due to net operating cash expenses, capital expenditures related to our office relocation and principal pre-payments of the term loan. Cash, cash equivalents and short-term investments were $38.5 million and $60.1 million at December 31, 2009 and December 31, 2008, respectively.
Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described above, which include cash from advertising customers, licensing partners and magazine circulation sales. Operating cash outflows generally include employee and related costs, the physical costs associated with producing magazines, including related direct mail expenses, and the cash costs of facilities.
Cash (used in) and provided by operating activities was $(9.3) million, $39.7 million and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, cash used in operations reflected our operating loss, as discussed earlier, net of non-cash factors such as the recognition of previously deferred royalties related to Kmart. In addition, cash declined due to lower cash received from Kmart related to lower contractual minimum guaranteed payments and lower 2009 earned royalties. The decline in Kmart earned royalties in 2009 led to an increase in the minimum guaranteed true-up amount which resulted in a higher receivable balance at December 31, 2009. In 2010, we received cash from Kmart which satisfied our December 31, 2009 receivable related to earned royalties and the guaranteed minimum royalty from Kmart. Cash used in operating activities also declined due to lower cash received for new subscriptions during 2009 as the result of higher agency commissions and lower effective subscription rates per copy.
Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for the acquisition of new businesses; short- and long-term investments; and additions to property, plant, and equipment.
Cash used in investing activities was $(9.6) million, $(38.9) million and $(6.6) million for the years ended December 31, 2009, 2008, and 2007, respectively. In 2009, cash flow used in investing activities reflected $8.6 million paid for capital improvements primarily in conjunction with our relocation and consolidation of certain offices. Additionally, we invested $0.8 million predominantly for a non-controlling interest in Ziplist and we had net purchases of short-term investments of $0.2 million.
Financing Activities
Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans, as well as proceeds from debt financing. Cash outflows from financing activities generally include principal repayment of outstanding debt and debt issuance costs.
Cash flows (used in) and provided by financing activities were $(5.9) million, $18.8 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, we made $6.0 million in principal pre-payments on our term loan with Bank of America related to the acquisition of certain assets of Emeril Lagasse.

Debt
We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from the prior year’s terms, including a covenant to maintain $5.0 million in liquidity, as that term is defined in the credit agreement, and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. We were compliant with the debt covenants as of December 31, 2009. We had no outstanding borrowings under this facility as of December 31, 2009 and had letters of credit of $2.8 million.
In April 2008, we entered into a loan agreement with Bank of America in the amount of $30 million related to the acquisition of certain assets of Emeril Lagasse. The loan was originally secured by cash collateral of $28.5 million. In the third quarter of 2008, the cash collateral was replaced by collateral consisting of substantially all of the assets of the Emeril business that were acquired by the Company. During the third quarter of 2009, we amended and restated the loan agreement. As amended and restated, the loan was secured by substantially all of the assets of the Emeril business that we acquired, as well as cash collateral in an amount equal to the outstanding principal balance of the loan. While the loan was secured by the cash collateral, the interest rate was a floating rate of 1-month LIBOR plus 1.50%. Pursuant to a waiver and amendment executed in December 2009, Bank of America released its lien on the cash collateral at our request after we demonstrated that we would have been in compliance with the financial covenants outlined below for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable for that fiscal quarter. Subsequent to the December 2009 waiver and amendment, the interest rate is equal to a floating rate of 1-month LIBOR plus 2.85%.
Martha Stewart Living Omnimedia, Inc. and most of its domestic subsidiaries are guarantors of the loan. The loan agreement requires equal principal payments and related interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During the year ended December 31, 2009, we prepaid $6.0 million in principal representing the amounts due on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. Accordingly, the loan payable is characterized as a non-current liability as of December 31, 2009. We expect to pay the principal installments and interest expense with cash from operations.
The loan terms include financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. As of December 31, 2009, we were compliant with all the financial covenants. A summary of the most significant financial covenants is as follows:
A summary of the most significant financial covenants is as follows:

Financial Covenant
Tangible Net Worth	At least $40.0 million
Funded Debt to EBITDA (a)	Equal to or less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Equal to or greater than 2.75
Quick Ratio	Equal to or greater than 1.0

(a)	EBITDA is net income before interest, taxes, depreciation, amortization, non-cash equity compensation and impairment charges as defined in the loan agreement and subsequent waiver and amendment.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.
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

Cash Requirements
Our commitments consist primarily of leases for office facilities under operating lease agreements and principal repayments of our loan. Future minimum payments under our operating leases are included in Note 13 to our Consolidated Financial Statements and are summarized in the table below:

	Payments due by period (in thousands)
					More
		Less than			than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other

Long–Term Debt Obligations *	$13,500	$—	$12,000	$1,500	$—	$—
Operating Lease Obligations **	$68,011	11,456	16,892	14,969	24,694	—

Unrecognized Tax Benefits ***	$189	—	—	—	—	189
Total	$81,700	$11,456	$28,892	$16,469	$24,694	$189

*	Long-term debt obligations exclude interest payments. The interest rate on the outstanding principal balance is equal to a floating rate of 1-month LIBOR plus 2.85%.

**	Operating lease obligations include the lease for our television production facility which will expire in June 2010 and is currently in the process of being negotiated for renewal. Any potential future obligations related to television production facilities are not included in this table as they are not contractual at this time. Operating lease obligations are shown net of sublease income in this table. See Note 13, “Commitments and Contingencies,” for further discussion of operating leases.

***	These amounts represent expected payments with interest for uncertain tax positions as of December 31, 2009. We are not able to reasonably estimate the timing of future cash flows related to $0.2 million of this liability, and therefore have presented this amount as “Other” in the table above. See Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements, for further discussion.
In addition to our contractual obligations, in 2010, we expect to use approximately $3.0 million in cash for 2010 capital expenditures due to the continued leasehold improvements related to the consolidation of office space as well as continued upgrades to our corporate information technology. Also in 2010, we expect to use approximately $2.0 million in cash for 2009 capital expenditures.
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

We believe that, of our significant accounting policies disclosed in this Annual Report on Form 10-K, the following may involve the highest degree of judgment and complexity.
Revenue Recognition
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances.
In an arrangement with multiple deliverables, Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”) provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. We have applied the guidance included in ASC 605 in establishing revenue recognition policies for our arrangements with multiple deliverables. For agreements with multiple deliverables, including our merchandising licensing contracts and our advertising contracts that cross our media platforms, if we are unable to put forth vendor specific objective evidence required under ASC 605 to determine the fair value of each deliverable, then we will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue is recognized as the earnings process is completed, generally based on the revenue recognition policy applicable to the last deliverable. This policy has historically resulted in straight-line revenue recognition over the service period of that last deliverable.
Advertising revenues in the Publishing segment are generally recorded upon the on-sale dates of the magazines and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are recognized based on estimates with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenues earned from book publishing are recorded as manuscripts are delivered to and/or accepted by our publisher. Additional revenue is recorded as sales on a unit basis exceed the advanced royalty for the individual title or in certain cases, advances on cross-collateralized titles.
Television advertising revenues are generally recorded when the related commercials are aired and are recorded net of agency commission and estimated reserves for television audience underdelivery. Television integration revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Television revenue related to Emeril Lagasse is generally recognized when services are performed. Radio advertising revenues are general recorded when the related commercials are aired and are recorded net of agency commissions. Revenue from our radio licensing operations is recognized evenly over the life of the contract.
Internet advertising revenues are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.
Licensing-based revenues, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific mechanisms of each contract. Payments are generally made by our partners on a quarterly basis. Generally, revenues are accrued based on actual sales, while any minimum guarantees are earned evenly over the fiscal year. Revenues related to our agreement with Kmart have been recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognized a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales. Not recognizing revenue until the fourth quarter was originally driven in large part by concern about whether the collectability of the minimums was reasonably assured in the wake of the Kmart Chapter 11 filing. Concern about the collectability persisted in subsequent years due to difficulties in the relationship with Kmart and numerous store closings that caused royalties to fall short of the minimums. Accordingly, the true-up payment was recorded in the fourth quarter at the time the true-up amounts were known and subsequently collected.
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
Television Production Costs
Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. We base our estimates primarily on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.

Goodwill and Indefinite-Lived Intangible Assets
We are required to analyze our goodwill and other intangible assets on an annual basis as well as when events and circumstances indicate impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. Had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of our annual testing date, the fair values of the reporting units would have exceeded their respective carrying values. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of our annual testing date, the fair value of one of our reporting units would not have exceeded its respective carrying value which could result in an impairment charge of less than $1.0 million. The recording of any resulting impairment loss could have a material adverse effect on our financial statements.
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
Deferred Income Tax Asset Valuation Allowance
We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets net deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 10 of the Notes to the consolidated financial statements for additional information.
Non-Cash Equity Compensation
We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan are restricted shares of common stock and stock options. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates as well as from adverse changes in our publicly traded investment. We do not utilize financial instruments for trading purposes.
Interest Rates
We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. During the portion of 2009 in which the loan was collateralized by cash, the interest rate was lowered to 1-month LIBOR rate plus 1.50%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $13.5 million on the term loan at December 31, 2009 at an average rate of 2.95% for the year. A one percentage point increase in the interest rate would have increased interest expense by $0.2 million for 2009.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2009, net unrealized gains and losses on these investments were not material. However, in 2009, we recorded approximately $0.7 million in interest income. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.6 million for 2009.
Stock Prices
We have a common stock investment in a publicly traded company that is subject to market price volatility. This investment had an aggregate fair value of approximately $3.0 million as of December 31, 2009. A hypothetical decrease in the market price of this investment of 10% would result in a fair value of approximately $2.7 million. The hypothetical decrease in fair value of $0.3 million would be recorded in shareholders’ equity as other comprehensive loss, as any change in fair value of our publicly-traded equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item is set forth on pages F-1 through F-28 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Evaluation of Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.
We have audited Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young
New York, New York
March 5, 2010

Item 9B. Other Information.
On March 1, 2010, our Board of Directors appointed Martha Stewart as our Chief Editorial, Media and Content Officer, a role in which she will assume more significant oversight for these areas. Also effective March 1, 2010, Gael Towey will no longer be a named executive officer but will continue to be involved with all creative aspects of our publishing business.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our Proxy Statement for our 2010 annual meeting of stockholders (our “Proxy Statement”) under the captions “ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS AND OUR FOUNDER,” “MEETINGS AND COMMITTEES OF THE BOARD — Code of Ethics” and “— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2009,” “EXECUTIVE COMPENSATION AGREEMENTS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009,” “OPTION EXERCISES AND STOCK VESTED DURING 2009,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009.
EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities Remaining
	Number of Securities to be Issued		Weighted-Exercise Price of	Available for Future Issuance Under
	upon Exercise of Outstanding		Outstanding Options,	Equity Compensation Plans (Excluding
	Options, Warrants and Rights		Warrants and Rights	Securities Reflected in Column (a)
Plan Category	(a)		(b)	(c)

Equity Compensation plans approved by security holders:	7,487,491	(1)	$7.70	4,579,495	(2)

Equity Compensation plans not approved by security holders:	416,667	(3)	$12.59	n/a

Total	7,904,158		n/a	n/a

(1)	Includes 454,125 performance-based restricted stock units and shares. The weighted average exercise price reported in column (b) does not take these awards into account.

(2)	Represents shares available for grant under the Martha Stewart Living Omnimedia Omnibus Stock and Option Compensation Plan.

(3)	Represents the remainder of a warrant to purchase 833,333 shares issued in connection with a consulting agreement in August 2006, which was exercised in part in January 2007. The 416,666 shares became fully vested in July 2007. See Note 9 to our consolidated financial statements.

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
Item 14. Principal Accountant Fees and Services.
The information required by this Item is set forth in our Proxy Statement under the caption “INDEPENDENT PUBLIC ACCOUNTANTS” and is hereby incorporated herein by reference.

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
Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2006 (“September, 2006 10-Q”)).

10.1	†	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.

10.1.1	†	—
Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).

10.1.2	†	—
Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)).

10.1.3	†	—	Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.2	†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.2.1.

10.2.1	†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).

10.3		—
Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.8 to the Registration Statement).

10.4		—
Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.5		—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.6		—
Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.6.1 and 10.6.2.

10.6.1		—
First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999).

10.6.2		—
Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).

Exhibit
Number			Exhibit Title

10.7		—
Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2001 (the “June 2001 10-Q”)).

10.8		—
License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the June 2001 10-Q) as amended by Exhibit 10.8.1 and 10.8.2.

10.8.1		—
Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2004).

10.8.2	*	—	Amendment, dated as of July 7, 2009, to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001, as amended.

10.9	†	—
Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2000) as amended by Exhibits 10.9.1 and 10.9.2 and terminated by Exhibit 10.9.3.

10.9.1	†	—
Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2001).

10.9.2	†	—
Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.14.3 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2002).

10.9.3	†*	—
Agreement, dated November 9, 2009, terminating the Split-Dollar Life Insurance Agreement dated February 28, 2001 by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and the Martha Stewart Family Limited Partnership, as amended.

10.10		—
Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”).

10.11		—
Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our June 2008 10-Q), as amended by Exhibits 10.11.1 and 10.11.2.

10.11.1	*	—	First Amendment, dated as of December, 2008, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008.

10.11.2	*	—
Second Amendment, dated as of February 8, 2010, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008, as amended.

10.12	†	—	Employment Agreement, dated as of March 24, 2009, between Martha Stewart Living Omnimedia, Inc. and Kelli Turner (incorporated by reference to Exhibit 10.1 to our March 2009 10-Q).

10.13	†	—	2005 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 6, 2005).

10.14	†	—
Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).

10.15	†	—
Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2005).

10.16	†	—	Separation Agreement, dated as of April 20, 2009, between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.3 to our March 2009 10-Q).

10.17		—
Warrant Registration Rights Agreement, dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to Exhibit 10.3 to our September, 2006 10-Q).

10.18	†	—
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file number 001-15395) filed on February 27, 2007).

10.19	†	—
2008 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2007 (“September 2007 10-Q”)).

Exhibit
Number			Exhibit Title

10.20		—
Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.21		—
Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2009 (“September 2009 10-Q”)), as amended by Exhibit 10.22.

10.22	*	—
Waiver and Amendment to Loan Documents, dated as of December 18, 2009, to Amended and Restated Loan Agreement dated as of August 7, 2009 among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.

10.23		—
Security Agreement, dated as of July 31, 2008, among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2008 (“September 2008 10-Q”)) as amended by Exhibits 10.23.1, 10.23.2, and 10.22.

10.23.1		—
Waiver and Omnibus Amendment No. 1, dated as of June 18, 2009, to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2009).

10.23.2		—
Amendment No. 2, dated as of August 7, 2009, to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, (incorporated by reference to Exhibit 10.2 to our September 2009 10-Q).

10.24		—
Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q), as reaffirmed by Exhibit 10.24.1.

10.24.1		—
Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions — EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.25		—
Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

10.26	*	—	Director Compensation Program.

10.27	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).

10.28	†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).

10.29	†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to our May 20, 2008 8-K).

10.30	†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).

10.31	†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).

10.32	†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).

10.33	†	—
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 12, 2009).

10.34	†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our September 2008 10-Q).

Exhibit
Number			Exhibit Title

10.35	†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.3 to our September 2008 10-Q).

10.36	†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.4 to our September 2008 10-Q).

10.37	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.5 to our September 2008 10-Q).

10.38	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.6 to our September 2008 10-Q).

10.39	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.7 to our September 2008 10-Q).

10.40	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.8 to our September 2008 10-Q).

10.41	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.9 to our September 2008 10-Q).

10.42	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.10 to our September 2008 10-Q).

10.43	†	—
Martha Stewart Living Omnimedia, Inc. Director Deferral Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2008 (the “2008 10-K”)).

10.44	†	—
Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan Deferral Election Form dated July 1, 2004 and Clarification dated December 23, 2008 between Martha Stewart Living Omnimedia, Inc. and Michael Goldstein (incorporated by reference to Exhibit 10.47 to the 2008 Form 10-K).

10.45	†	—
Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of shareholders, dated as of April 7, 2005).

21	*	—	List of Subsidiaries.

23.1	*	—	Consent of Independent Registered Public Accounting Firm.

31.1	*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	—	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	indicates management contracts and compensatory plans

*	indicates filed herewith

**	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

Signature	Title

/s/ Charles Koppelman	Principal Executive Officer & Executive Chairman of the Board
Charles Koppelman

/s/ Kelli Turner	Principal Financial and Accounting Officer
Kelli Turner

/s/ Charlotte Beers	Director
Charlotte Beers

/s/ Michael Goldstein	Director
Michael Goldstein

/s/ Arlen Kantarian	Director
Arlen Kantarian

/s/ William Roskin	Director
William Roskin

/s/ Todd Slotkin	Director
Todd Slotkin

/s/ Frederic Fekkai	Director
Frederic Fekkai
Each of the above signatures is affixed as of March 5, 2010.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:
We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young
New York, New York
March 5, 2010

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands except share and per share data)

	2009	2008	2007
REVENUES
Publishing	$128,981	$163,540	$183,727
Broadcasting	46,111	47,328	40,263
Internet	17,119	15,576	19,189
Merchandising	52,566	57,866	84,711

Total revenues	244,777	284,310	327,890

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	121,522	136,709	154,921
Selling and promotion	59,333	71,504	89,179
General and administrative	56,584	69,632	68,514
Depreciation and amortization	7,874	7,973	7,562
Impairment charge — goodwill	—	8,849	—
Impairment charge — other asset	11,432	500	—

Total operating costs and expenses	256,745	295,167	320,176

OPERATING (LOSS) / INCOME	(11,968)	(10,857)	7,714

OTHER (EXPENSE)/INCOME
Interest (expense)/income, net	(101)	490	2,771

Other (loss)/income	(236)	(763)	432

Loss on equity securities	(547)	(2,221)	—

Total other (expense) / income	(884)	(2,494)	3,203

(LOSS)/INCOME BEFORE INCOME TAXES	(12,852)	(13,351)	10,917
Income tax provision	(1,726)	(2,314)	(628)

NET (LOSS) / INCOME	$(14,578)	$(15,665)	$10,289

(LOSS) / INCOME PER SHARE
Basic and diluted	$(0.27)	$(0.29)	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	53,880	53,360	52,449
Diluted	53,880	53,360	52,696
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(in thousands except share and per share data)

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,384	$50,204
Short-term investments	13,085	9,915
Accounts receivable, net	56,364	52,500
Inventory	5,166	6,053
Deferred television production costs	3,788	4,076
Other current assets	5,709	3,752

Total current assets	109,496	126,500

PROPERTY, PLANT AND EQUIPMENT, net	17,268	14,422
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	47,070	48,205
OTHER NONCURRENT ASSETS, net	10,850	27,051

Total assets	$229,791	$261,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,752	$28,019
Accrued payroll and related costs	7,495	7,525
Current portion of deferred subscription revenue	18,587	22,597
Current portion of other deferred revenue	4,716	7,582

Total current liabilities	57,550	65,723

DEFERRED SUBSCRIPTION REVENUE	5,672	6,874
OTHER DEFERRED REVENUE	2,759	13,334
LOAN PAYABLE	13,500	19,500
DEFERRED INCOME TAX LIABILITY	3,200	1,854
OTHER NONCURRENT LIABILITIES	3,290	3,005

Total liabilities	85,971	110,290

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,313 and 28,204 shares outstanding in 2009 and 2008, respectively	283	282
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,690 shares outstanding in 2009 and 2008	267	267
Capital in excess of par value	290,387	283,248
Accumulated deficit	(146,605)	(132,027)
Accumulated other comprehensive income	263	—

	144,595	151,770

Less Class A treasury stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	143,820	150,995

Total liabilities and shareholders’ equity	$229,791	$261,285

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

							Accumulated
	Class A		Class B		Capital in		Other	Class A
	Common Stock		Common Stock		excess of	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	par value	Deficit	Income/(Loss)	Shares	Amount	Total
Balance at January 1, 2007	26,109	$261	26,791	$268	$257,014	$(125,811)	$—	(59)	$(775)	$130,957
Net income	—	—	—	—	—	10,289	—	—	—	10,289
Cumulative effect of adoption of ASC 740	—	—	—	—	—	(840)	—	—	—	(840)
Shares returned on net treasury basis	—	—	(69)	(1)	1	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	91	1	—	—	307	—	—	—	—	308
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	384	4	—	—	(3,434)	—	—	—	—	(3,430)
Issuance of shares in conjunction with warrant exercises	154	1	—	—	—	—	—	—	—	1
Equity charge associated with common stock warrant	—	—	—	—	5,530	—	—	—	—	5,530
Non-cash equity compensation	—	—	—	—	12,714	—	—	—	—	12,714

Balance at December 31, 2007	26,738	267	26,722	267	272,132	(116,362)	—	(59)	(775)	155,529
Comprehensive loss:
Net loss	—	—	—	—	—	(15,665)	—	—	—	(15,665)
Other comprehensive loss:
Unrealized loss on investment	—	—	—	—	—	—	(1,129)	—	—	(1,129)
Realized loss on investment	—	—	—	—	—	—	1,129	—	—	1,129

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(15,665)
Shares returned on a net treasury basis	—	—	(32)	—	—	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	6	—	—	—	44	—	—	—	—	44
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	1,460	15	—	—	3,113	—	—	—	—	3,128
Non-cash equity compensation	—	—	—	—	7,959	—	—	—	—	7,959

Balance at December 31, 2008	28,204	282	26,690	267	283,248	(132,027)	—	(59)	(775)	150,995
Comprehensive loss:
Net loss	—	—	—	—	—	(14,578)	—	—	—	(14,578)
Other comprehensive income:
Unrealized gain on investment	—	—	—	—	—	—	263	—	—	263

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14,315)
Issuance of shares in conjunction with stock options exercises	10	—	—	—	70	—	—	—	—	70
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	99	1	—	—	(558)	—	—	—	—	(557)
Non-cash equity compensation	—	—	—	—	7,627	—	—	—	—	7,627

Balance at December 31, 2009	28,313	$283	26,690	$267	$290,387	$(146,605)	$263	(59)	$(775)	$143,820

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(14,578)	$(15,665)	$10,289
Adjustments to reconcile net (loss) / income to net cash (used in)/provided by operating activities:

Non-cash revenue	(13,446)	(2,502)	—
Depreciation and amortization	7,874	7,973	7,562
Amortization of deferred television production costs	20,651	21,478	21,029
Impairment charge	11,432	9,349	—
Non-cash equity compensation	7,947	8,526	19,118
Deferred income tax expense	1,347	1,854	—
Loss on equity securities	547	2,221	—
Other non-cash charges, net	760	1,578	—
Changes in operating assets and liabilities	(31,807)	4,887	(49,692)

Net cash (used in) /provided by operating activities	(9,273)	39,699	8,306

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(46,310)	—
Investment in other non-current assets	(828)	(6,512)	(10,150)
Capital expenditures	(8,609)	(2,864)	(5,032)
Purchases of short-term investments	(25,010)	(9,915)	(186,210)
Sales of short-term investments	24,830	26,745	194,786

Net cash used in investing activities	(9,617)	(38,856)	(6,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	(719)	—
Proceeds from long-term debt	—	30,000	—
Repayment of long-term debt	(6,000)	(10,500)	—
Proceeds from exercise of stock options	70	44	308

Net cash (used in)/provided by financing activities	(5,930)	18,825	308

Net (decrease)/increase in cash	(24,820)	19,668	2,008

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,204	30,536	28,528

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,384	$50,204	$30,536

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of business financed by stock issuance		$5,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions except share data and where noted)
1. THE COMPANY
Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading provider of original “how to” content and products for homemakers and other consumers. The Company’s business segments are Publishing, Broadcasting, Internet, and Merchandising. The Publishing segment primarily consists of the Company’s operations related to its magazines and books. The Broadcasting segment primarily consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, and also those related to its satellite radio operations. The Internet segment primarily consists of the content-driven website marthastewart.com which is primarily supported by advertising revenues. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent accounting standards
In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (each an “ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (“SEC”). The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial statements. However, references to specific accounting standards in the notes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of the Codification.
In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 incorporates into GAAP certain guidance that previously existed under generally accepted auditing standards. The Company adopted ASC 855 in the second quarter of 2009. The adoption of ASC 855 did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires an entity to measure a business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. ASC 805 also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, ASC 805 requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company simultaneously adopted ASC 805 and ASC 810 as of January 1, 2009, as required. These standards will have no impact on the previous acquisitions recorded by the Company in the Company’s consolidated financial statements.
In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. ASC 820 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This partially deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this standard. The Company adopted ASC 820 as of January 1, 2008 for financial assets and liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820 for financial assets and liabilities and for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued FASB ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element-Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011, with early adoption permitted. The Company expects to adopt the standard in the first quarter of 2010. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting. All significant intercompany transactions have been eliminated.
Acquisitions
The Company accounts for acquisitions using the purchase method. Under this method, the acquiring company allocates the purchase price to the assets acquired based upon their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets acquired is recorded as goodwill.
Investment in equity securities
The Company has certain investments in equity securities which have readily determinable fair values. These securities are accounted for as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income/(loss) within shareholders’ equity. If a decline in fair value is judged to be other than temporary, the cost basis of the security will be written down to fair value and the amount of the write down will be accounted for as a realized loss, included in earnings.
The balance of available-for-sale marketable equity securities at December 31, 2009, includes the Company’s investment in the Hain Celestial Group, Inc. of $2.1 million which was classified as short-term investments (See Note 3) and $0.9 million which was classified as other current assets. The balance of available-for-sale marketable equity securities at December 31, 2008, included the Company’s investment in TurboChef Technologies, Inc. (“TurboChef”) stock, now known as The Middleby Corporation, which was classified as other non-current assets.
The gross unrealized gain on marketable equity securities was $0.3 million at December 31, 2009, which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet. During 2008, the Company recorded a $1.1 million impairment charge related to the write-down of its investment in TurboChef stock. This loss was determined to be other-than-temporary due to the significant decline in and the duration of the decline in the price of this stock. The impairment charge is included in loss on equity securities in the accompanying consolidated statement of operations.
In January 2009, the Company received $2.0 million, which represented $1.4 million in cash and 18,518 shares of Middleby common stock worth $0.5 million as consideration for its shares of TurboChef stock. During the second quarter of 2009, the Company sold its 18,518 shares of Middleby common stock for $0.9 million representing a gain on sale of equity securities of $0.3 million. This gain is included in loss on equity securities in the accompanying consolidated statement of operations.
Cash and Cash Equivalents
Cash and cash equivalents include cash equivalents that mature within three months of the date of purchase (see Note 3).

Short-term Investments
Short-term investments include investments that have maturity dates in excess of three months on the date of acquisition (see Note 3).
Revenue Recognition
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances.
In an arrangement with multiple deliverables, ASC Topic 605, Revenue Recognition (“ASC 605”) provides guidance to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and c) how the arrangement consideration should be allocated among the separate units of accounting. The Company has applied the guidance included in ASC 605 in establishing revenue recognition policies for its arrangements with multiple deliverables. For agreements with multiple deliverables, including merchandising licensing contracts and advertising contracts that cross media platforms, if the Company is unable to put forth vendor specific objective evidence required under ASC 605 to determine the fair value of each deliverable, then the Company will account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue is recognized as the earnings process is completed, generally based on the revenue recognition policy applicable to the last deliverable. This policy has historically resulted in straight-line revenue recognition over the service period of that last deliverable.
Magazine advertising revenues are recorded based on the on-sale dates of magazines and are stated net of agency commissions and cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience.
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
Deferred book revenue results from advance payments received from the Company’s publishers and is recognized as manuscripts are delivered to and accepted by the publishers. Revenue is also earned from book publishing as sales on a unit basis exceed the advanced royalty.
Television advertising revenues on The Martha Stewart Show are recognized when the related commercial is aired and are recorded net of agency commission and estimated reserves for television audience underdelivery. Television integration revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Television revenue related to Emeril Lagasse is generally recognized when services are performed. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement. Radio advertising revenues are generally recorded when the related commercials are aired and are recorded net of agency commissions. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement.
Internet advertising revenues are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.
Licensing-based revenues, most of which are in the Merchandising segment, are accrued on a monthly basis based on the specific mechanisms of each contract. Payments are generally made by the Company’s partners on a quarterly basis. Generally, revenues are accrued based on actual sales, while any minimum guarantees are earned evenly over the fiscal year. Revenues related to the Company’s agreement with Kmart have been recorded on a monthly basis based on actual retail sales, until the last period of the year, when the Company recognized a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales. Not recognizing revenue until the fourth quarter was originally driven in large part by concern about whether the collectability of the minimums was reasonably assured in the wake of the Kmart Chapter 11 filing. Concern about the collectability persisted in subsequent years due to difficulties in the relationship with Kmart and numerous store closings that caused royalties to fall short of the minimums. Accordingly, the true-up payment has been recorded in the fourth quarter at the time the true-up amounts were known and subsequently collected.

Inventories
Inventory consisting of paper is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
Television Production Costs
Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. The Company bases its estimates primarily on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions.
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
Goodwill and Intangible Assets
Goodwill
The components of goodwill as of December 31, 2009 and 2008 are set forth in the schedule below, and are reported within the Publishing and Merchandising segments:

(In thousands)
Publishing	$44,257
Merchandising	850

Total	$45,107

The Company reviews goodwill for impairment by applying a fair-value based test annually, or more frequently if events or changes in circumstances warrant, in accordance with ASC Topic 350, “Goodwill (and Indefinite-Lived Intangible Assets).” Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount using a discounted cash flow valuation method, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus making the second step in impairment testing unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. The Company estimates fair values based on the future expected cash flows, revenues, earnings and other factors. The Company estimates future cash flows, revenues, earnings and other factors based upon segment level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market, and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, it may record additional impairment charges in the future.
For the years ended December 31, 2009 and 2007, no impairment charges were deemed necessary. For the year ended December 31, 2008, the Company determined that the carrying amount of the Body + Soul properties reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of approximately $8.8 million. The fair value of the Body + Soul reporting unit was calculated using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. The estimates resulted from updated financial forecasts which reflected the Company’s updated market view, business model revisions, and lower spending levels. The Company evaluated the impact of these revised forecasts on its view of the Body + Soul reporting unit and determined that a write-off of the goodwill was appropriate.

Intangible assets
The components of intangible assets as of December 31, 2009 are set forth in the schedule below, and are reported within the Publishing, Merchandising and Broadcasting segments:

	Balance at				Balance at		Balance at
	December 31,	Acquisition	Amortization	Impairment	December 31,	Amortization	December 31,
(In thousands)	2007	of business	expense	Charge	2008	expense	2009
Trademarks	$500	$45,200	$—	$(500)	$45,200	$—	$45,200
Other intangibles	900	5,260	—	—	6,160	—	6,160
Accumulated amortization — other intangibles	(900)	—	(2,255)	—	(3,155)	(1,135)	(4,290)

Total	$500	$50,460	$(2,255)	$(500)	$48,205	$(1,135)	$47,070

Amortization expense related to the other intangibles as of December 31, 2009 is expected to be $1.9 million between January 1, 2010 and December 31, 2014.
The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable, in accordance with ASC Topic 360-10, “Impairment or Disposal of Long-lived Assets.” Using the Company’s best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value. The Company evaluates intangible assets with finite useful lives by individual magazine title or other applicable property, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not specific to certain magazine titles or properties at a consolidated entity or segment reporting unit level, as appropriate.
For the years ended December 31, 2009 and 2007, no impairment charges were deemed necessary. In the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $0.5 million for the write down of an intangible asset in the Publishing business segment related to the 2004 acquisition of the Body + Soul properties.
Investment in Other Non-Current Assets
During the second quarter of 2008, the Company entered into a three-year agreement with TurboChef Technologies, Inc. (“TurboChef”) to provide intellectual property and promotional services in exchange for $10.0 million. In lieu of cash consideration, TurboChef provided consideration in the form of 381,049 shares of TurboChef stock and a warrant to purchase 454,000 shares of TurboChef stock for an aggregate fair value of approximately $5.0 million in the first agreement year (2008), and was to provide another $2.5 million in each of years two and three of the agreement in the form of stock or cash, at its option, for a total contract value of $10.0 million.
On January 5, 2009, the Middleby Corporation (“Middleby”) completed its acquisition of TurboChef in a cash and stock transaction. Under the terms of the merger agreement, holders of TurboChef’s common shares received a combination of $3.67 in cash and 0.0486 shares of Middleby common stock per TurboChef share. In addition, the warrant was converted to a new warrant to purchase 22,064 shares of Middleby. The consideration upon the merger equated to $2.0 million, which represented $1.4 million in cash and 18,518 shares of Middleby common stock worth $0.5 million on January 5, 2009, as well as $0.1 million related to the warrant. In the first quarter of 2009, Middleby paid the Company $2.5 million in cash, fulfilling the second year obligation under the agreement. During the second quarter of 2009, the Company sold its 18,518 shares of Middleby common stock for $0.9 million representing a gain on sale of equity securities of $0.3 million. In July 2009, the Company and Middleby agreed to terminate the intellectual property and promotional services agreement and to cancel the related warrant. In connection with the termination agreement, Middleby paid the Company $2.0 million in cash. This cash payment plus the remaining deferred revenue of $3.6 million for a total of $5.6 million was recognized during the third and fourth quarters of 2009 as the Company fulfilled certain remaining deliverables.
Prior to the cancellation of the warrant, any changes to the market value of the Middleby common stock required an adjustment to the warrant. The warrant met the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging, and was marked to market each quarter with the adjustment recorded in other income or other expense. In the first quarter of 2009, the Company recorded $0.8 million of losses on equity securities to reflect the market fluctuations of the warrant. In the second quarter of 2009, the Company recorded $0.1 million of losses on equity securities to reflect the cancellation of the warrant.

Non-cash amounts related to these agreements have been appropriately adjusted in the cash flows from operating activities in the statement of cash flows.
In the twelve-month period ended December 31, 2009, the Company recorded a non-cash impairment charge in the Merchandising segment of $11.4 million to reduce the carrying value of its cost-based equity investment in United Craft MS Brands, LLC (“United Craft”).
On October 9, 2009, Wilton Brands, Inc. and Wilton Holdings, Inc. (“Wilton Holdings”) reached an agreement to restructure the capital structure of the affiliates of United Craft. Wilton Holdings, a subsidiary of United Craft, issued new shares of its common stock, constituting a majority of its total shares, to the new debt holders of Wilton Holdings. The Company currently has merchandise agreements with Wilton Properties, Inc., a subsidiary of United Craft, for various crafts products sold under the Martha Stewart Crafts name. These agreements contain change of control provisions which stipulate that in the event of a sale of United Craft with no distributions issued to unitholders, the Company is due a make-whole payment. As a result of the restructuring transaction, the Company received a $3.0 million cash make-whole payment in October 2009 which was recorded as a reduction to general and administrative expenses within the Merchandising segment.
While the Company has recognized all declines in the value of investments that are believed to be other-than-temporary as of December 31, 2009, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying issuer experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.
As of December 31, 2009, the Company’s aggregate carrying value of its cost-based investments was $5.7 million. This amount includes the Company’s investments in Wedding Wire, pingg and Ziplist, which represent investments in preferred stock.
Advertising Costs
Advertising costs, consisting primarily of direct-response advertising, are expensed in the period in which the related advertising campaign occurs.
Earnings Per Share
Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock. For the years ended December 31, 2009, 2008, and 2007, the shares subject to options, the warrant, and restricted stock awards that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 5,696,344, 5,858,784 and 2,276,622.
The reconciliation of basic to diluted average number of common shares outstanding at December 31, 2007 is as follows:

(in thousands)	Shares
Weighted average common shares outstanding for basic earnings per share	52,449
Effect of stock options and other dilutive securities	247

Adjusted weighted average common shares outstanding for diluted earnings per share	52,696

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
Other
Certain prior year financial information has been reclassified to conform with fiscal 2009 financial statement presentation.
3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents at December 31, 2009 and 2008 consisted of the following:

(in thousands)	2009	2008
Cash	$25,052	$22,790
Money market funds	332	27,414

Total cash and cash equivalents	$25,384	$50,204

Short-term investments at December 31, 2009 and 2008 consisted of the following:

(in thousands)	2009	2008

Four month certificate of deposit (1)	$10,948	$—
Available-for-sale equity securities (2)	2,137	—
U.S. government and agency securities (1)	—	9,915

Total short-term investments	$13,085	$9,915

(1)	These investments are recorded at cost, which approximates fair market value; therefore the Company has no unrealized gains or losses from those investments. Income generated from these investments is recorded as interest income.

(2)	These investments are recorded at market value; therefore the Company has recognized $0.3 million in unrealized gains through other comprehensive income. No other income has been recorded related to these investments.
4. ACCOUNTS RECEIVABLE, NET
The components of accounts receivable at December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Advertising	$38,735	$38,656
Licensing	17,498	13,390
Other	4,339	3,825

	60,572	55,871
Less: reserve for credits and uncollectible accounts	4,208	3,371

	$56,364	$52,500

As of December 31, 2009 and 2008, accounts receivable from Kmart were approximately $7.7 million and $5.9 million, respectively, primarily related to the true-up payment due to the minimum guaranteed royalty for the applicable year. Payment of such respective receivables was received by the Company in the first quarter of the following year, prior to the respective filings of the Annual Report on Form 10-K for the applicable period.
5. INVENTORIES
Inventory is comprised of paper, and was valued at $5.2 million and $6.1 million at December 31, 2009 and 2008, respectively. Cost is determined using the first in, first out (FIFO) method.

6. PROPERTY, PLANT AND EQUIPMENT, NET
The components of property, plant and equipment at December 31, 2009 and 2008 were as follows:

(in thousands)	2009	2008
Studios and equipment	$4,202	$4,202
Furniture, fixtures and equipment	10,207	10,845
Computer hardware and software	28,187	27,090
Leasehold improvements	35,612	28,672

Total Property, Plant and Equipment	78,208	70,809
Less: accumulated depreciation and amortization	60,940	56,387

Net Property, Plant and Equipment	$17,268	$14,422

Depreciation and amortization expenses related to property, plant and equipment were $6.4 million, $5.5 million and $7.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively.
7. CREDIT FACILITIES
The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from the prior year’s terms, including a covenant to maintain $5.0 million in liquidity, as defined in the credit agreement and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. The Company was compliant with the debt covenants as of December 31, 2009. The Company had no outstanding borrowings under this facility as of December 31, 2009 and had letters of credit of $2.8 million.
In April 2008, the Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. During 2009, the Company prepaid $6.0 million in principal representing all amounts due through December 31, 2010. Through that date, there are no principal payments due.
On August 7, 2009, the Company amended and restated the loan agreement. As amended and restated, the loan was secured by substantially all of the assets of the Emeril business that the Company acquired, as well as cash collateral in an amount equal to the outstanding principal balance of the loan. Accordingly, the $15.0 million of cash collateralizing the $15.0 million outstanding principal balance of the term loan at September 30, 2009 was characterized as “restricted cash” on the condensed consolidated balance sheet as of that date.
Pursuant to a waiver and amendment executed in December 2009, Bank of America released its lien on the cash collateral at the Company’s request after the Company demonstrated that it would have been in compliance with the financial covenants outlined below for the fiscal quarter immediately preceding the requested release date had such financial covenants been applicable for that fiscal quarter. Accordingly, there is no longer a “restricted cash” asset separately stated on the consolidated balance sheet as of December 31, 2009. Subsequent to the release of the cash collateral, the loan terms require the Company to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. The Company was compliant with the debt covenants as of December 31, 2009.
A summary of the most significant financial covenants is as follows:

Financial Covenant
Tangible Net Worth	At least $40.0 million
Funded Debt to EBITDA (a)	Equal to or less than 2.0
Parent Guarantor (the Company) Basic Fixed Charge Coverage Ratio (b)	Equal to or greater than 2.75
Quick Ratio	Equal to or greater than 1.0

(a)	EBITDA is net income before interest, taxes, depreciation, amortization, non-cash equity compensation and impairment charges as defined in the loan agreement and subsequent waiver and amendment.

(b)	Basic Fixed Charge Coverage is the ratio of EBITDA for the trailing four quarters to the sum of interest expense for the trailing four quarters and the current portion of long-term debt at the covenant testing date.

While the loan was secured by the cash collateral, the interest rate was a floating rate of 1-month LIBOR plus 1.50%. Upon release of the cash collateral, the interest rate is equal to a floating rate of 1-month LIBOR plus 2.85%.
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
9. EMPLOYEE AND NON-EMPLOYEE BENEFIT AND COMPENSATION PLANS
Retirement Plans
The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the Internal Revenue Code ($0.02 million in 2009, 2008 and 2007), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions totaled approximately $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Effective January 1, 2006, the Company adopted the fair-value recognition provisions of ASC Topic 718, “Share-Based Payments” and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method. Compensation cost recognized in the years ended December 31, 2009, 2008, and 2007 is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. Restricted shares are valued at the market value of traded shares on the date of grant, while stock options are valued using a Black-Scholes option pricing model. Recognition of compensation cost for an award with a performance condition is based on the probable outcome of the performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved.
Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of the Company’s consolidated statements of operations. For the years ended December 31, 2009, 2008, and 2007, the Company recorded non-cash equity compensation expense of $7.9 million, $8.5 million, and $19.1 million, respectively. In 2006 and 2005, the Company capitalized $0.2 million and $1.3 million, respectively, of non-cash equity compensation which was issued in connection with the execution of certain licensing agreements. Accordingly, the value of the shares is amortized to non-cash equity compensation expense as revenues are recognized. As of December 31, 2009, capitalized non-cash equity compensation was $0.1 million.
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

As of December 31, 2009 and 2008, there was $5.7 million and $5.4 million, respectively, of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of 2.0 and 2.5 years, respectively.
The intrinsic values of options exercised during the years ended December 31, 2009 and 2008 were not significant. The total cash received from the exercise of stock options was $0.1 million and $0.05 million for the years ended December 31, 2009 and 2008, respectively, and is classified as financing cash flows.
During 2009, the Company issued 3,805,765 options to employees from the New Stock Plan. During 2008, the Company issued 786,376, 2,700,000, and 50,000 options to employees from the New Stock Plan, the 1999 Option Plan, and the Non-Employee Director Plan, respectively.
The fair value of employee option awards was estimated on the grant date using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rates	0.9% – 2.33%	1.2% – 2.5%	3.6% – 4.9%
Dividend yields	Zero	Zero	Zero
Expected volatility	45.1% – 64.3%	45.1% – 50.3%	33.97% – 70.25%
Expected option life	2.5 – 3.7 years	2.5 – 3.7 years	2.5 – 6.0 years
Average fair market value per option granted	$0.71 – $3.29	$1.69 – $3.27	$4.37 – $11.60

Note:	This table represents a blend of assumptions including the Company’s 2006 updated volatility.
During 2009, no options were granted to non-employees. During 2008, the Company issued 100,858 options to non-employees under the New Stock Plan. The fair value of non-employee contingent awards where vesting restrictions lapsed in 2008 was estimated on the date when vesting provisions lapsed, using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2008	2007
Risk-free interest rates	3.3% – 3.7%	3.5% – 5.1%
Dividend yields	Zero	Zero
Expected volatility	45.5% – 47.8%	32.9% – 41.5%
Expected option life	7.1 – 7.5 years	4.6 – 8.4 years
Average fair market value per option granted	$2.00 – $2.55	$2.89 – $13.32

Note:	This table represents a blend of assumptions including the Company’s 2006 updated volatility. See “Black-Scholes Assumptions” above for discussion of volatility.
Changes in outstanding options under the 1999 Option Plan and the Non-Employee Director Plan during the years ended December 31, 2009 and 2008 were as follows:

	Number of
	shares	Weighted
	subject to	average
	options	exercise price
Outstanding as of December 31, 2007	1,723,200	$19.01
Granted	2,750,000	7.05
Exercised	(6,425)	6.78
Cancelled	(935,384)	7.71

Outstanding as of December 31, 2008	3,531,391	$12.71
Granted	—	—
Exercised	(9,900)	7.04
Cancelled	(688,624)	10.08

Outstanding as of December 31, 2009	2,832,867	$13.37

Options exercisable at December 31, 2009	1,895,033	$16.50
Equity available for grant at December 31, 2009	—

Changes in outstanding options under the New Stock Plan during the years ended December 31, 2009 and 2008 were as follows:

	Number of
	shares	Weighted
	subject to	average
	options	exercise price
Outstanding as of December 31, 2007	—	—
Granted	887,234	$8.48
Exercised	—	—
Cancelled	(7,500)	9.09

Outstanding as of December 31, 2008	879,734	$8.47
Granted	3,805,765	2.78
Exercised	—	—
Cancelled	(485,000)	3.70

Outstanding as of December 31, 2009	4,200,499	$3.87

Options exercisable at December 31, 2009	283,234	$8.33
Equity available for grant at December 31, 2009	4,579,495
The following table summarizes information about the shares subject to stock options outstanding under the Company’s option plans as of December 31, 2009:

	Weighted	Shares Subject to		Shares Subject to
	Average	Options Outstanding		Options Exercisable
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of Exercise Price	Life in	Number	Exercise	Number	Exercise
Per Share	Years	Outstanding	Price	Exercisable	Price
$1.96-$10.61	2.2	5,776,641	4.78	921,542	7.70
$14.90-$15.75	1.1	12,425	15.35	12,425	15.35
$15.90	2.1	150,000	15.90	150,000	15.90
$16.45-$18.90	4.5	520,500	18.44	520,500	18.44
$19.92-$26.25	5.2	223,800	20.80	223,800	20.80
$26.56-$33.75	3.0	350,000	27.70	350,000	27.70

$1.96-$33.75	2.5	7,033,366	$7.70	2,178,267	$15.43

Restricted Stock and Restricted Stock Units
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is generally expensed ratably over the restriction period, typically ranging from three to four years. Restricted stock expense for the years ended December 31, 2009 and 2008 was $2.8 million and $6.8 million, respectively.
A summary of the Company’s 1999 Option Plan nonvested restricted stock shares as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value
Nonvested at December 31, 2008	604,681	$7,412
Granted	—	—
Vested(1)	(233,302)	(3,196)
Forfeitures	(152,176)	(1,896)

Nonvested at December 31, 2009	219,203	2,320

(1)	Included in the gross shares vested during the year ended December 31, 2009 are 101,965 shares of Class A Common Stock which were surrendered by recipients in order to fulfill their tax withholding obligations.
The fair value of nonvested shares is determined based on the closing price of the Company’s Class A Common Stock on the day preceding grant date. The weighted-average grant date fair values of nonvested shares granted during the years ended December 31, 2009 and 2008 were $1.5 million and $4.1 million, respectively. As of December 31, 2009, there was $0.9 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of approximately one year.

A summary of the Company’s New Stock Plan nonvested restricted stock shares as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value
Nonvested at December 31, 2008	590,352	$4,948
Granted	461,753	2,122
Vested(1)	(498,556)	(2,927)
Forfeitures	(62,428)	(525)

Nonvested at December 31, 2009	491,121	$3,618

(1)	Included in the gross shares vested during the period ended December 31, 2009 are 48,605 shares of Class A Common Stock which were surrendered by recipients in order to fulfill their tax withholding obligations.
The fair value of nonvested shares is determined based on the closing price of the Company’s Class A Common Stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the twelve-months ended December 31, 2009 were $2.8 million. As of December 31, 2009, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of 1.3 years.
During 2009, the Company granted 351,625 performance-based restricted stock units, each of which represented the right to a share of the Company’s Class A Common Stock if the Company achieved certain earnings targets over a performance period. Consistent with requirements of ASC 718, accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. The Company determined it was not probable that the performance condition would be achieved. Accordingly, non-cash compensation expense was not recognized in 2009 related to these grants. During 2009, 91,250 units were cancelled. In March 2010, the performance conditions associated with the remaining grants were modified. See Note 18 for further discussion.
A summary of the Company’s New Stock Plan nonvested performance-based restricted stock units as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

		Weighted
		Average Grant
(in thousands, except share data)	Shares	Date Value
Nonvested at December 31, 2008	—	$—
Granted	351,625	717
Forfeitures	(91,250)	(179)

Nonvested at December 31, 2009	260,375	$538

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
On August 11, 2006, in connection with Mr. Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued an additional warrant to Mr. Burnett to purchase up to 833,333 shares of Class A Common Stock at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During the first quarter of 2007, the portion of the warrant related to the clearance of season 3 of The Martha Stewart Show vested and was subsequently exercised. Mr. Burnett exercised this portion of the warrant on a cashless basis, pursuant to which he acquired 154,112 shares and forfeited 262,555 shares based on the closing price of the Class A Common Stock of $19.98 the day prior to exercise. The remaining half of this warrant vested in July 2007 when the applicable milestones relating to the production of The Martha Stewart Show were achieved. For the year ended December 31, 2007, the Company recognized an approximate $6.0 million increase to non-cash equity compensation related to this warrant.
Both of Mr. Burnett’s warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrants issued to Mr. Burnett are not covered by the Company’s existing equity plans. In connection with the 2006 warrant, the Company also entered into a registration rights agreement with Mr. Burnett. Mr. Burnett has exercised his right to obligate the Company to effect a shelf registration under the Securities Act of 1933, as amended, covering the resale of the shares of Class A Common Stock issuable upon the exercise of either warrant. The Company registered the shares covered under the warrant agreement, in addition to certain other shares, pursuant to a registration statement on Form S-3 filed with the SEC.

In March 2006, the Company entered into an agreement with an agency which provided the Company with marketing, communications and consulting services. In September 2006, the Company entered into a new agreement with this agency which superseded in its entirety the March agreement. Pursuant to the new agreement, the Company granted the agency an option to purchase 60,000 shares of the Company’s Class A Common Stock under the Company’s 1999 Option Plan with an exercise price equal to $18.31 per share, which was the closing price on the date of the agreement. Of the shares subject to the option, 30,000 vested immediately. During the first quarter of 2007, the performance criteria were achieved, and the remaining 30,000 shares subject to the option vested. For the year ended December 31, 2007, the Company recorded non-cash equity compensation expense of $0.3 million related to the shares which vested upon receipt of specified deliverables. The shares which vested in 2007 were valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate — 5.06%; dividend yield — zero; expected volatility — 35.53%; contractual life — 5 years; average fair market value per option granted — $9.76.
10. INCOME TAXES
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $73.3 million against certain deferred tax assets for 2009. In addition, the Company has recorded a net deferred tax liability of $3.2 million which is attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.
The provision for income taxes consists of the following for the years ended December 31, 2009, 2008, and 2007:

(in thousands)	2009	2008	2007
Current Income Tax (Expense)/Benefit
Federal	$(40)	$175	$64
State and local	(207)	(80)	(165)
Foreign	(132)	(555)	(527)

Total current income tax (expense)/benefit	(379)	(460)	(628)

Deferred Income Tax Expense
Federal	(1,112)	(1,582)	—
State and local	(235)	(272)	—

Total deferred income tax expense	(1,347)	(1,854)	—

Income tax provision from continuing operations	$(1,726)	$(2,314)	$(628)

A reconciliation of the federal income tax provision from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2009, 2008, and 2007 is as follows:

(in thousands)	2009	2008	2007
Computed tax at the federal statutory rate of 35%	$4,499	$4,673	$(3,821)

State income taxes, net of federal benefit	(99)	(51)	(107)

Non-deductible compensation	(1,414)	(1,756)	(1,347)

Non-deductible expense	(153)	(170)	(264)
Non-deductible litigation reserve	—	—	—
Non-taxable foreign income	—	—	—
Tax on foreign income	(132)	(555)	(527)
Valuation allowance	(4,332)	(4,629)	5,438
Other	(95)	174	—

Provision for income taxes	$(1,726)	$(2,314)	$(628)

Effective tax rate	13.4%	17.3%	5.8%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Deferred Tax Assets
Provision for doubtful accounts	$781	$949
Accrued rent	1,344	1,131
Reserve for newsstand returns	590	308
Accrued compensation	7,637	7,067
Deferred royalty revenue	624	5,094
NOL/credit carryforwards	49,722	44,349
Depreciation	5,015	4,113
Amortization of intangible assets	7,938	3,149
Other	1,014	1,804

Total deferred tax assets	74,665	67,964

Deferred Tax Liabilities
Prepaid expenses	(1,358)	39
Amortization of intangible assets	(3,225)	(1,854)

Total deferred tax liabilities	(4,583)	(1,815)
Valuation allowance	(73,282)	(68,003)

Net Deferred Tax Asset/(Liability)	$(3,200)	$(1,854)

At December 31, 2009, the Company had aggregate federal net operating loss carryforwards of $100.2 million (before-tax), which will be available to reduce future taxable income through 2029, with the majority expiring in years 2024 and 2025. The Company has federal and state tax credit carryforwards of $2.5 million which begin to expire in 2014. To the extent that the Company achieves positive net income in the future, the net operating loss and credits carryforwards may be utilized and the Company’s valuation allowance will be adjusted accordingly.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of December 31, 2009, the Company had an ASC 740 liability balance of $0.19 million. Of this amount, $0.13 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.06 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of December 31, 2008 and December 31, 2009, the Company recorded $0.08 million and $0.06 million, respectively, of accrued interest and penalties in the statement of financial position. Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended December 31, 2009.

(in thousands)	2009	2008
Gross balance at January 1	$151	$1,038
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(128)
Settlements	(20)	(759)
Reductions due to lapse of applicable statute of limitations	—	—

Gross balance at December 31	131	151
Interest and penalties	58	75

Balance including interest and penalties at December 31	$189	$226

The Company settled various Federal, International and state income tax audits and matters consistent with the amounts previously reserved for under ASC 740. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate any material changes to the liability over the next 12 months.
11. COMPREHENSIVE LOSS
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the years ended December 31, 2009 and 2008, was $14.3 million and $15.7 million, respectively.
12. RELATED PARTY TRANSACTIONS
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
Pursuant to the Intangible Asset License Agreement, the Company pays an annual fee of $2.0 million to MSRE over the 5-year term for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and during the term of the agreement to access various real properties owned by Ms. Stewart. On February 8, 2010, the Company executed an amendment to the Intangible Asset License Agreement which is more fully described in Note 18, “Subsequent Events.” MSRE is responsible, at its expense, to maintain, landscape and garden the properties in a manner consistent with past practices; provided, however that the Company is responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and will reimburse MSRE for up to $0.1 million of approved and documented household expenses.
The Company also provides to, and receives from, certain personnel services associated with MSRE. For the year ended December 31, 2009 and 2008, the Company reimbursed MSRE $0.1 million and $0.3 million, respectively. As of December 31, 2007, the Company was owed $0.1 million by MSRE, which was reimbursed to the Company in 2008.
On February 28, 2001, the “Company entered into a Split-Dollar Agreement with Martha Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”), under which the Company agreed to pay a significant portion of the premiums on whole life policies insuring Ms. Stewart. The policies were owned by and benefit the MS Partnership. Because of uncertainty whether such arrangements constituted prohibited loans to executive officers and directors after the enactment of the Sarbanes-Oxley Act in 2002, the Split-Dollar Agreement was amended so that the Company would not be obligated to make further premium payments after 2002.
Because the intent of the agreement was frustrated by the enactment of Sarbanes-Oxley and so that the parties could realize the existing cash surrender value of the policies rather than risking depleting the future surrender value, the Company, Ms. Stewart and the MS Partnership terminated the Split-Dollar Agreement, as amended, effective November 9, 2009. In connection with the termination, the MS Partnership has agreed to surrender and cancel the policies subject to the Split-Dollar Agreement for their cash surrender value as of such date. As part of the arrangement the Company reimbursed the MS Partnership approximately $300,000 for the premiums paid towards the policies (which amount, if determined to be taxable, would be subject to a tax gross-up).

In April 2009, the Company entered into an amended and restated employment agreement with Martha Stewart which replaced the existing agreement between the Company and Ms. Stewart that was scheduled to expire in September 2009. The new agreement extends until March 31, 2012. During the term of the agreement, Ms. Stewart continues to serve as the Founder, and is entitled to talent compensation of $2.0 million per year. In addition, she is entitled to an annual bonus in an amount determined by the Compensation Committee, with a target bonus equal to $1.0 million and a maximum annual bonus of 150% of the target amount. In 2009, Ms. Stewart received $0.7 million as her annual bonus. Ms. Stewart received a $3.0 million make whole/retention payment in connection with the execution of the agreement, which amount is subject to pro-rata forfeiture in the event Ms. Stewart terminates the agreement without good reason or the Company terminates the agreement with cause.
The Company previously had a consulting agreement with CAK Entertainment, Inc. (“CAK Entertainment”), an entity for which Mr. Charles Koppelman serves as Chairman and Chief Executive Officer. Mr. Koppelman had been Chairman of the Board and a Director of the Company since the execution of the agreement.
In July 2008, the Board of Directors of the Company appointed Mr. Koppelman as Executive Chairman and the principal executive officer of the Company. An employment agreement was executed with Mr. Koppelman in September 2008. In accordance with the employment agreement, the consulting agreement with CAK Entertainment was terminated. The balance of cash fees due to CAK Entertainment were paid and the outstanding equity awards made under the consulting agreement became fully vested, which resulted in a cash charge of $1.0 million and a non-cash charge of $0.5 million in the third quarter of 2008.
As part of his services as Chairman of the Board, Mr. Koppelman received an annual retainer of $0.1 million in 2008. In each of June 2007 and 2006, Mr. Koppelman was granted 25,000 shares of the Company’s Class A Common Stock for continuing to serve as Chairman of the Board.
Related party compensation expense includes salary, bonus and non-cash equity compensation as determined under ASC Topic 718. Alexis Stewart, the daughter of Martha Stewart, and Jennifer Koppelman Hutt, daughter of Charles Koppelman, Executive Chairman of the Company, have been employed by the Company and have served as co-hosts of a Company television show under agreements dated April 14, 2008 (which agreements, as amended on June 1, 2009, have now expired) and co-hosts of a Company radio show under agreements dated June 1, 2009. The talent services agreement provides for guaranteed salaries of $0.3 million each for a period of 12 months in exchange for radio services and certain other development services and rights. Pursuant to these and prior arrangements, the Company paid Alexis Stewart aggregate compensation of $0.4 million, $0.2 million and $0.3 million in 2009, 2008 and 2007, respectively; and paid Jennifer Koppelman Hutt aggregate annual compensation of $0.3 million, $0.1 million and $0.1 million in 2009, 2008 and 2007, respectively. The Company employed Martha Stewart's sister-in-law in 2009, 2008 and 2007 for aggregate compensation of $0.2 million, $0.2 million and $0.3 million, respectively. The Company also employed Ms. Stewart’s sister in 2009 and 2008 for aggregate compensation of $0.1 million in each year.
The Company has investments in several companies from which the Company derives revenues. For the year ended December 31, 2009, total revenues and expenses from these parties were $5.2 million and $0.3 million, respectively. Receivables and payables as of December 31, 2009 were $1.3 million and $0.1 million, respectively.
13. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities, filming locations, and equipment for terms extending through 2018 under operating lease agreements. Total rent expense charged to operations for all such leases was approximately $15.2 million, $15.6 million, and $11.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

The following is a schedule of future minimum payments under operating leases at December 31, 2009. The table includes total minimum lease payment commitments which include rent and other charges:

	Operating	Sublease	Net Operating
(in thousands)	Lease Payments	Income	Lease Payments

2010	$13,105	$1,649	$11,456
2011	10,337	1,698	8,639
2012	9,318	1,065	8,253
2013	7,778	402	7,376
2014	8,007	414	7,593
Thereafter	25,559	865	24,694

Total	$74,104	$6,093	$68,011

Legal Matters
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.
Other
The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from the prior year’s terms, including a covenant to maintain $5.0 million in liquidity, as that term is defined in the credit agreement, and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. The Company was compliant with the debt covenants as of December 31, 2009. The Company had no outstanding borrowings under this facility as of December 31, 2009 and had letters of credit of $2.8 million as security for certain leases.
The Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan balance was $13.5 million as of December 31, 2009. See Note 7, “Credit Facilities,” for further information.
14. ACQUISITION OF BUSINESS
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
The Company acquired the assets related to chef Emeril Lagasse to further the Company’s diversification strategy and help grow the Company’s operating results. Consistent with ASC Topic 805 “Business Combinations,” this acquisition was accounted for under purchase accounting. While the primary assets purchased in the transaction were certain trade names valued at $45.2 million, as well as a television content library valued at $5.2 million, $0.9 million of the value, representing the excess purchase price over the fair market value of the assets acquired, was apportioned to goodwill. To the extent that the certain operating metrics are achieved in 2011 and 2012, the potential additional payment will be allocated to the acquisition and will be recognized as goodwill.
Of the intangible assets acquired, only the television content library is subject to amortization over a six-year period, which will be expensed based upon future estimated cash flows. For the year ended December 31, 2009, $1.1 million was charged to amortization expense and accumulated amortization related to this asset.

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

	Twelve Months Ended
	December 31,
(unaudited, in thousands, except per share amounts)	2008	2007
Net revenues	$287,528	$340,599
Net (loss) / income	(13,050)	13,336
Net (loss) / income per share — basic and diluted	$(0.24)	$0.25
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
15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)

	First	Second	Third	Fourth
Year ended December 31, 2009	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$50,430	$56,996	$49,780	$87,571	$244,777
Operating (loss) / income	(15,486)	(6,102)	(11,681)	21,301	(11,968)
Net (loss) / income	$(16,844)	$(6,374)	$(12,113)	$20,753	$(14,578)
(Loss)/earnings per share — basic	$(0.31)	$(0.12)	$(0.22)	$0.38	$(0.27)
(Loss)/earnings per share — diluted	$(0.31)	$(0.12)	$(0.22)	$0.37	$(0.27)
Weighted average common shares outstanding
Basic	53,766	53,820	53,865	54,065	53,880
Diluted	53,766	53,820	53,865	55,620	53,880

	First	Second	Third	Fourth
Year ended December 31, 2008	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$67,834	$77,110	$66,512	$72,854	$284,310
Operating (loss)/income	(4,535)	1,723	(3,532)	(4,513)	(10,857)
Net (loss)/income	$(4,234)	$328	$(3,747)	$(8,012)	$(15,665)
(Loss)/earnings per share — basic and diluted	$(0.08)	$0.01	$(0.07)	$(0.15)	$(0.29)
Weighted average common shares outstanding
Basic	52,722	53,476	53,590	53,668	53,360
Diluted	52,722	55,588	53,590	53,668	53,360
Fourth Quarter 2009 Items:
Results include the $10.0 million recognition of previously deferred royalties associated with Kmart. Additionally, results include revenue from the conclusion of our relationship with TurboChef and a $3.0 million make-whole payment received by the Company.
Fourth Quarter 2008 Items:
Results include the $35.0 million reduction of the Company’s contractual minimum guarantee with Kmart as well as a $9.3 million non-cash goodwill impairment charge recorded in the Publishing segment.

16. BUSINESS SEGMENTS
The Company’s business segments are discussed in Note 1. The accounting policies for the Company’s business segments are the same as those described in Note 2. Segment information for the years ended December 31, 2009, 2008, and 2007 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2009
Revenues	$128,981	$46,111	$17,119	$52,566	$—	$244,777
Non-cash equity compensation	1,083	889	150	1,468	4,357	7,947
Depreciation and amortization	241	1,389	1,950	62	4,232	7,874
Impairment charge — other asset	—	—	—	11,432	—	11,432
Operating income/(loss)	2,223	6,140	(2,392)	25,651	(43,590)	(11,968)
Total assets	76,563	27,458	15,830	75,711	34,229	229,791
Capital expenditures	66	23	271	99	8,150	8,609

2008
Revenues	$163,540	$47,328	$15,576	$57,866	$—	$284,310
Non-cash equity compensation	2,855	807	230	1,038	3,596	8,526
Depreciation and amortization	379	2,578	1,737	90	3,189	7,973
Impairment charge — goodwill and other asset	9,349	—	—	—	—	9,349
Operating income/(loss)	6,424	2,780	(4,796)	32,858	(48,123)	(10,857)
Total assets	79,512	25,608	15,730	83,307	57,128	261,285
Capital expenditures	146	199	319	37	2,163	2,864

2007
Revenues	$183,727	$40,263	$19,189	$84,711	$—	$327,890
Non-cash equity compensation	4,297	6,866	501	1,555	5,899	19,118
Depreciation and amortization	1,188	2,201	1,242	375	2,556	7,562
Operating income/(loss)	11,538	(7,519)	(6,137)	57,229	(47,397)	7,714
Total assets	92,931	19,960	9,937	61,784	70,655	255,267
Capital expenditures	266	183	1,344	64	3,175	5,032
17. OTHER INFORMATION
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.
The Company’s revenues from foreign sources were $10.8 million, $13.4 million and $12.3 million in 2009, 2008 and 2007, respectively.
The Company’s revenues from Kmart Corporation — which predominately are included in the Merchandising segment — relative to the Company’s total revenues were approximately 11% for 2009, 10% for 2008 and 21% for year ended December 31, 2007.
Advertising expense, including subscription acquisition costs, was $14.8 million, $19.2 million, and $23.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization and impairment charges, which are shown separately within “Operating Costs and Expenses.”
Interest paid in 2009 was $0.5 million related to the Company’s loan with Bank of America. Interest paid in 2008 was $0.9 million related to the Company’s loan with Bank of America. Interest paid in 2007 was $0.4 million related to the settlement of the 2000 IRS audit.
Income taxes paid were $0.3 million for the year ended December 31, 2009 and $1.1 million for the years ended December 31, 2008 and 2007.

18. SUBSEQUENT EVENTS
On February 8, 2010, the Company executed an amendment to the Intangible Asset License Agreement discussed in Note 12, “Related Party Transactions.” Pursuant to the amendment, for 2010 only, the annual fee of $2.0 million that would otherwise be payable on or about September 15, 2010 will be reduced to $1.95 million and paid in two installments, the first of which was $0.95 million and was paid on February 9, 2010. The remainder of the payment will be made on or about September 15, 2010 as originally scheduled.
On March 1, 2010, in recognition of changing economic conditions and to ensure the continued retention and motivation of key employees, our Compensation Committee approved a modification to the performance conditions associated with the March 2, 2009 performance-based restricted stock units discussed in Note 9. As a result, these awards are now considered probable of vesting. Accordingly, the Company will measure the fair value of these awards as of the date of modification and will recognize the fair value over the remaining service period of the awards.
On March 1, 2010 the Company made equity awards to certain employees pursuant to the New Stock Plan. The awards consisted, in the aggregate, of options to purchase 700,000 shares at an exercise price of $5.48 per share (the closing price on the date of grant), which options vest over a four-year period, and 550,000 performance-based restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock if the Company achieves targets over a performance period. The performance-based restricted stock unit awards are considered probable of vesting. Accordingly, the Company will measure the grant date fair value of these awards as of the date of issuance and will recognize the fair value over the remaining service period of the awards.

MARTHA STEWART LIVING OMNIMEDIA, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Additions/	(Deductions)
		Additions	(Deductions)	Charged to
	Balance,	Charged to Revenues,	Charged to	Revenues,
	Beginning of	Costs and	Balance Sheet	Costs and	Balance,
Description	Year	Expenses	Accounts	Expenses	End of Year
Allowance for doubtful accounts:
Year ended December 31,
2009	$1,502	$563	$(714)	$—	$1,351
2008	1,247	399	(144)	—	1,502
2007	1,207	332	(292)	—	1,247

Reserve for audience underdelivery:
Year ended December 31,
2009	$1,869	$2,434	$(336)	$(1,110)	$2,857
2008	3,542	1,563	(125)	(3,111)	1,869
2007	2,554	2,706	(423)	(1,295)	3,542

Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2009	$68,003	$4,332	$947	$—	$73,282
2008	63,277	4,629	97	—	68,003
2007	62,141	—	6,575	(5,439)	63,277

EXHIBIT INDEX

Exhibit
Number			Exhibit Title

2.1		—
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
Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2006 (“September, 2006 10-Q”)).

10.1	†	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.

10.1.1	†	—
Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).

10.1.2	†	—
Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)).

10.1.3	†	—	Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.2	†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.2.1.

10.2.1	†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).

10.3		—
Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.8 to the Registration Statement).

10.4		—
Lease, dated as of September 24, 1992, between Tishman Speyer Silverstein Partnership and Time Publishing Ventures, Inc., as amended by First Amendment of Lease dated as of September 24, 1994 between 11 West 42 Limited Partnership and Time Publishing Ventures, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.5		—	Lease, dated as of March 31, 1998, between 11 West 42 Limited Partnership and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.6		—
Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.6.1 and 10.6.2.

10.6.1		—
First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999).

10.6.2		—
Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).

Exhibit
Number			Exhibit Title

10.7		—
Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2001 (the “June 2001 10-Q”)).

10.8		—
License Agreement, dated June 21, 2001 by and between Kmart Corporation and MSO IP Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the June 2001 10-Q) as amended by Exhibit 10.8.1 and 10.8.2.

10.8.1		—
Amendment, dated as of April 22, 2004 to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2004).

10.8.2	*	—	Amendment, dated as of July 7, 2009, to the License Agreement, by and between MSO IP Holdings, Inc. and Kmart Corporation, dated June 21, 2001, as amended.

10.9	†	—
Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2000) as amended by Exhibits 10.9.1 and 10.9.2 and terminated by Exhibit 10.9.3.

10.9.1	†	—
Amendment, dated January 28, 2002, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, by and between Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2001).

10.9.2	†	—
Amendment, dated as of January 1, 2003, to Split-Dollar Life Insurance Agreement, dated February 28, 2001, as amended, by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and The Martha Stewart Family Limited Partnership (incorporated by reference to Exhibit 10.14.3 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2002).

10.9.3	†*	—
Agreement, dated November 9, 2009, terminating the Split-Dollar Life Insurance Agreement dated February 28, 2001 by and among Martha Stewart Living Omnimedia, Inc., Martha Stewart and the Martha Stewart Family Limited Partnership, as amended.

10.10		—
Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”).

10.11		—
Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our June 2008 10-Q), as amended by Exhibits 10.11.1 and 10.11.2.

10.11.1	*	—	First Amendment, dated as of December, 2008, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008.

10.11.2	*	—
Second Amendment, dated as of February 8, 2010, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008, as amended.

10.12	†	—	Employment Agreement, dated as of March 24, 2009, between Martha Stewart Living Omnimedia, Inc. and Kelli Turner (incorporated by reference to Exhibit 10.1 to our March 2009 10-Q).

10.13	†	—	2005 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 6, 2005).

10.14	†	—
Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).

10.15	†	—
Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2005).

10.16	†	—	Separation Agreement, dated as of April 20, 2009, between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.3 to our March 2009 10-Q).

10.17		—
Warrant Registration Rights Agreement, dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to Exhibit 10.3 to our September, 2006 10-Q).

10.18	†	—
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file number 001-15395) filed on February 27, 2007).

10.19	†	—
2008 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2007 (“September 2007 10-Q”)).

Exhibit
Number			Exhibit Title

10.20		—
Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.21		—
Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2009 (“September 2009 10-Q”)), as amended by Exhibit 10.22.

10.22	*	—
Waiver and Amendment to Loan Documents, dated as of December 18, 2009, to Amended and Restated Loan Agreement dated as of August 7, 2009 among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.

10.23		—
Security Agreement, dated as of July 31, 2008, among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2008 (“September 2008 10-Q”)) as amended by Exhibits 10.23.1, 10.23.2, and 10.22.

10.23.1		—
Waiver and Omnibus Amendment No. 1, dated as of June 18, 2009, to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2009).

10.23.2		—
Amendment No. 2, dated as of August 7, 2009, to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, (incorporated by reference to Exhibit 10.2 to our September 2009 10-Q).

10.24		—
Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q), as reaffirmed by Exhibit 10.24.1.

10.24.1		—
Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions — EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.25		—
Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

10.26	*	—	Director Compensation Program.

10.27	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).

10.28	†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).

10.29	†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to our May 20, 2008 8-K).

10.30	†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).

10.31	†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).

10.32	†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).

10.33	†	—
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 12, 2009).

10.34	†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our September 2008 10-Q).

Exhibit
Number			Exhibit Title

10.35	†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.3 to our September 2008 10-Q).

10.36	†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.4 to our September 2008 10-Q).

10.37	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.5 to our September 2008 10-Q).

10.38	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.6 to our September 2008 10-Q).

10.39	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.7 to our September 2008 10-Q).

10.40	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Wenda Harris Millard (incorporated by reference to Exhibit 10.8 to our September 2008 10-Q).

10.41	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.9 to our September 2008 10-Q).

10.42	†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.10 to our September 2008 10-Q).

10.43	†	—
Martha Stewart Living Omnimedia, Inc. Director Deferral Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2008 (the “2008 10-K”)).

10.44	†	—
Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan Deferral Election Form dated July 1, 2004 and Clarification dated December 23, 2008 between Martha Stewart Living Omnimedia, Inc. and Michael Goldstein (incorporated by reference to Exhibit 10.47 to the 2008 Form 10-K).

10.45	†	—
Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of shareholders, dated as of April 7, 2005).

21	*	—	List of Subsidiaries.

23.1	*	—	Consent of Independent Registered Public Accounting Firm.

31.1	*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	—	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	indicates management contracts and compensatory plans

*	indicates filed herewith

**	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.