Form 10-Q
period 2010-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2010-05-07
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Class	Outstanding as of May 4, 2010
Class A, $0.01 par value	28,282,768
Class B, $0.01 par value	26,690,125

Total	54,972,893

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,107	$25,384
Short-term investments	9,614	13,085
Accounts receivable, net	41,301	56,364
Inventories	5,553	5,166
Deferred television production costs	4,689	3,788
Other current assets	6,459	5,709

Total current assets	103,723	109,496

PROPERTY, PLANT AND EQUIPMENT, net	16,314	17,268
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	47,067	47,070
OTHER NONCURRENT ASSETS, net	13,576	10,850

Total assets	$225,787	$229,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,725	$26,752
Accrued payroll and related costs	6,343	7,495
Current portion of deferred subscription revenue	19,753	18,587
Current portion of other deferred revenue	6,260	4,716

Total current liabilities	57,081	57,550

DEFERRED SUBSCRIPTION INCOME	5,474	5,672
OTHER DEFERRED REVENUE	2,561	2,759
LOAN PAYABLE	12,000	13,500
DEFERRED INCOME TAX LIABILITY	3,569	3,200
OTHER NONCURRENT LIABILITIES	3,442	3,290

Total liabilities	84,127	85,971

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,303 and 28,313 shares outstanding in 2010 and 2009, respectively	283	283
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,690 shares outstanding in both 2010 and 2009	267	267
Capital in excess of par value	292,026	290,387
Accumulated deficit	(150,470)	(146,605)
Accumulated other comprehensive income	329	263

	142,435	144,595
Less: Class A Treasury Stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	141,660	143,820

Total liabilities and shareholders’ equity	$225,787	$229,791

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Publishing	$28,251	$28,361
Broadcasting	12,091	10,514
Internet	3,085	2,622
Merchandising	9,809	8,933

Total revenues	53,236	50,430

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	27,529	28,170
Selling and promotion	14,607	14,781
General and administrative	13,347	14,113
Depreciation and amortization	1,122	1,751
Impairment charge	—	7,100

Total operating costs and expenses	56,605	65,915

OPERATING LOSS	(3,369)	(15,485)
OTHER EXPENSE
Interest expense, net	(81)	(8)
Loss on equity securities	—	(757)
Other loss	—	(236)

Total other expense	(81)	(1,001)

LOSS BEFORE INCOME TAXES	(3,450)	(16,486)

Income tax provision	(415)	(358)

NET LOSS	$(3,865)	$(16,844)

LOSS PER SHARE — BASIC AND DILUTED
Net Loss	$(0.07)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	54,327	53,766
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2010
(unaudited, in thousands)

							Accumulated
	Class A		Class B				other	Class A
	Common Stock		Common Stock		Capital in excess	Accumulated	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	of par value	deficit	income	Shares	Amount	Total
Balance at January 1, 2010	28,313	$283	26,690	$267	$290,387	$(146,605)	$263	(59)	$(775)	$143,820

Comprehensive loss:

Net loss	—	—	—	—	—	(3,865)	—	—	—	(3,865)
Other comprehensive income:
Unrealized gain on investment	—	—	—	—	—	—	66	—	—	66

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,799)

Issuance of shares in conjunction with stock option exercises	11	—	—	—	21	—	—	—	—	21

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(21)	—	—	—	(133)	—	—	—	—	(133)

Non-cash equity compensation	—	—	—	—	1,751	—	—	—	—	1,751

Balance at March 31, 2010	28,303	$283	26,690	$267	$292,026	$(150,470)	$329	(59)	$(775)	$141,660

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,865)	$(16,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(5,167)	(926)
Depreciation and amortization	1,122	1,751
Amortization of deferred television production costs	4,523	5,078
Impairment on cost-based investment	—	7,100
Non-cash equity compensation	1,787	1,632
Deferred income tax expense	369	343
Loss on equity securities	—	757
Other non-cash charges, net	212	475
Changes in operating assets and liabilities	11,491	3,131

Net cash provided by operating activities	10,472	2,497

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,787)	(1,516)
Purchases of short-term investments	(7,465)	(10,233)
Sales of short-term investments	10,982	10,292

Net cash provided by/(used in) investing activities	1,730	(1,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,500)	(1,500)
Proceeds from exercise of stock options	21	—

Net cash used in financing activities	(1,479)	(1,500)

Net increase/(decrease) in cash	10,723	(460)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,384	50,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,107	$49,744

The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2009 (the “2009 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.
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
2. Recent Accounting Standards
Revenue Recognition for Multiple-Deliverable Revenue Arrangements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”). The Company adopted this standard on January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Company participates in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in the Company’s publications, commercial spots and product integrations on the Company’s television and radio programs, and advertising impressions delivered on the Company’s websites. Arrangements that were executed prior to January 1, 2010 are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Because the Company has elected to early adopt, on a prospective basis, ASU 09-13, arrangements executed on or after January 1, 2010 are subject to the new guidance. ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605.
The determination of units of accounting includes several criteria under both ASC 605 and ASU 09-13. Consistent with ASC 605, ASU 09-13 requires that the Company examine separate contracts with the same entity or related parties that are entered into or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. While both ASC 605 and ASU 09-13 require that units delivered have standalone value to the customer, ASU 09-13 modifies the separation criteria in determining units of accounting by eliminating the requirement to obtain objective and reliable evidence of the fair value of undelivered items. As a result of the elimination of this requirement, the Company’s significant program deliverables generally meet the separation criteria under ASU 09-13, whereas under ASC 605 they did not qualify as separate units of accounting.
For those arrangements accounted for under ASC 605, if the Company is unable to put forth objective and reliable evidence of the fair value of each deliverable, then the Company accounts for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, the arrangement fee is recognized as revenue as the earnings process is completed, generally over the fulfillment term of the last deliverable.

For those arrangements accounted for under ASU 09-13, the Company is required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by either the Company itself or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: 1) vendor-specific objective evidence (“VSOE”), 2) third-party evidence, and 3) best estimate of selling price. The Company is able to establish VSOE for certain of its contract deliverables, however, in most instances it has allocated consideration based upon its best estimate of selling price. The Company established VSOE of certain deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. The Company’s best estimate of selling price is intended to represent the price at which it would sell the deliverable if the Company were to sell the item regularly on a standalone basis. The Company’s estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled.
Investments in Other Non-Current Assets
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) (“FIN 46R”) to improve financial reporting by enterprises involved with a variable interest entity (“VIE”) and provides more relevant and reliable information to users of financial statements. Among other changes, the amendments to FIN 46R replace the existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance also requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE.
SFAS 167 has a similar scope as FIN 46R, with the addition of entities previously considered qualifying special purpose entities and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 09-17”). The purpose of this ASU is to bring SFAS 167 (as discussed above) into the Codification by amending Accounting Standards Codification Topic 810, “Consolidation.” The application of ASU 09-17 did not have an impact on the Company’s financial condition or results of operations.
The Company has cost-based investments which represent investments in preferred stock. As of March 31, 2010, the Company’s aggregate carrying value of these investments was $5.7 million and has been included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in VIEs. As of March 31, 2010, the Company’s investments in the entities were substantially its maximum exposure to loss. There are no future contractual funding commitments at this time. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.
Other Significant Accounting Policies
The Company’s other significant accounting policies are discussed in more detail in the 2009 10-K, especially under the heading Note 2, “Summary of Significant Accounting Policies.”
3. Other
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”

Certain prior year financial information has been reclassified to conform to 2010 financial statement presentation. Beginning in the second quarter of 2009, certain investments in equity securities previously accounted for under the equity method are accounted for under the cost method.
4. Fair Value Measurements
The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
• Level 1: Observable inputs such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.
• Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair value of the Company’s level 2 financial assets is primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case a weighted average market price is used.
• Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2010
	Quoted
	Market
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Cash equivalents:
Money market funds	$—	$3,842	$—	$3,842

Short-term investments:
Marketable equity securities	2,184	—	—	2,184
U.S. government and agency securities	—	682	—	682
Corporate obligations	—	5,767	—	5,767
Other fixed income securities	—	981	—	981

Other current assets:
Marketable equity securities	914	—	—	914

Total	$3,098	$11,272	$—	$14,370

	December 31, 2009
	Quoted
	Market
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Cash equivalents:
Money market funds	$—	$332	$—	$332

Short-term investments:
Four month certificate of deposit	—	10,948	—	10,948
Marketable equity securities	2,137	—	—	2,137

Other current assets:
Marketable equity securities	895	—	—	895

Total	$3,032	$11,280	$—	$14,312

Marketable Equity Securities
The cost basis of the marketable equity securities is $2.8 million and the Company recognized $0.3 million through March 31, 2010 in cumulative unrealized gains included in other comprehensive income. No other income has been recorded related to these investments.
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, as well as, cost method investments, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs.
5. Inventory
Inventory is comprised of paper stock. The inventory balances at March 31, 2010 and December 31, 2009 were $5.6 million and $5.2 million, respectively.
6. Credit Facilities
The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from the prior year’s terms, including a covenant to maintain $5.0 million in liquidity, as defined in the credit agreement and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. The Company was compliant with the debt covenants as of March 31, 2010. The Company had no outstanding borrowings under this facility as of March 31, 2010 and had letters of credit of $2.8 million.
In April 2008, the Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. In the first quarter of 2010, the Company prepaid $1.5 million in principal representing amounts due through March 31, 2011. Through that date, there are no principal payments due. The interest rate is equal to a floating rate of 1-month LIBOR plus 2.85%.
The loan terms require the Company to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. The Company was compliant with the debt covenants as of March 31, 2010.
A summary of the most significant financial and other covenants are discussed in more detail in the 2009 10-K, especially under the heading Note 7, “Credit Facilities.”

7. Income taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $1.7 million to its valuation allowance in the three months ended March 31, 2010, resulting in a cumulative balance of $75.0 million as of March 31, 2010. In addition, the Company has recorded $0.4 million of tax expense during the three months ended March 31, 2010 which is primarily attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases which resulted in a net deferred tax liability of $3.6 million. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax assets could be realized.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of March 31, 2010, the Company had an ASC 740 liability balance of $0.2 million, of which $0.15 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.05 million was interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.1 million.
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
From time to time the Company makes equity awards to certain employees pursuant to the New Stock Plan. On March 1, 2010, the Company granted awards to multiple recipients. The awards consisted of, in the aggregate, options to purchase 700,000 shares at an exercise price of $5.48 per share (the closing price on the date of grant), which options vest over a four-year period, and 550,000 performance-based restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock if the Company achieves targets over a performance period. The performance-based restricted stock unit awards are considered probable of vesting. Accordingly, the Company measured the grant date fair value of these awards as of the date of issuance and is recognizing the fair value over the remaining service period of the awards.
On March 1, 2010, in recognition of changing economic conditions and to ensure the continued retention and motivation of key employees, the Company’s Compensation Committee approved a modification to the performance conditions associated with the March 2, 2009 performance-based restricted stock units. As a result, these awards are now considered probable of vesting. Accordingly, the Company measured the fair value of these awards as of the date of modification and is recognizing the fair value over the remaining service period of the awards.
9. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2010 and 2009, was $3.8 million and $16.8 million, respectively.

10. Industry Segments
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting, Internet and Merchandising. The Publishing segment primarily consists of the Company’s magazine operations, and also those related to its book operations. The Broadcasting segment consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show currently airs in syndication seasonally over a 12-month period beginning and ending in the middle of September. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The accounting policies for the Company’s business segments are discussed in more detail in the 2009 10-K, especially under the heading Note 2, “Summary of Significant Accounting Policies.”
Segment information for the quarters ended March 31, 2010 and 2009 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2010
Revenues	$28,251	$12,091	$3,085	$9,809	$—	$53,236
Non-cash equity compensation	225	170	9	373	1,010	1,787
Depreciation and amortization	51	65	384	12	610	1,122
Operating income/(loss)	(1,094)	3,178	(1,469)	5,324	(9,308)	(3,369)
Total assets	71,931	30,265	12,775	70,839	39,977	225,787

2009
Revenues	$28,361	$10,514	$2,622	$8,933	$—	$50,430
Non-cash equity compensation	435	128	41	157	871	1,632
Depreciation and amortization	74	69	452	18	1,138	1,751
Impairment charge — other asset	—	—	—	7,100	—	7,100
Operating income/(loss)	(1,872)	834	(2,032)	(1,776)	(10,639)	(15,485)
Total assets	73,250	27,689	11,585	68,704	57,323	238,551
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
Pursuant to the Intangible Asset License Agreement, the Company pays an annual fee of $2.0 million to MSRE over the 5-year term for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and during the term of the agreement to access various real properties owned by Ms. Stewart. On February 8, 2010, the Company executed an amendment to the Intangible Asset License Agreement. Pursuant to the amendment, for 2010 only, the annual fee of $2.0 million that would otherwise be payable on or about September 15, 2010 was reduced to $1.95 million and is to be paid in two installments, the first of which was $0.95 million and was paid on February 9, 2010. The remainder of the payment will be made on or about September 15, 2010 as originally scheduled.

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
•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	a loss of the services of Ms. Stewart or Mr. Lagasse;

•	a loss of the services of other key personnel;

•	a further softening of or increased competition in the domestic advertising market;

•	a failure by the economy to sustain any meaningful recovery, including particularly the housing market, and other developments that could continue to constrain consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	loss or failure of merchandising and licensing programs;

•	failure in acquiring or developing new brands or realizing the benefits of acquisition;

•	failure to replace Kmart revenues in the Merchandising segment;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

•	increases in paper, postage or printing costs;

•	further weakening in circulation and increased costs of magazine distribution;

•	operational or financial problems at any of our contractual business partners;

•	the receptivity of consumers to our new product introductions;

•	failure to predict, respond to and influence trends in consumer taste, shifts in business strategies, inability to add to our partnerships or capitalize on existing partnerships; and

•	changes in government regulations affecting the Company’s industries.
These and other factors are discussed in the 2009 10-K under the heading “Part I, Item 1A. Risk Factors.”
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. In the first quarter of 2010, total revenues increased 6% from the same quarter in the prior year due primarily to the recognition of an exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. Revenues also increased due to higher Merchandising segment revenue and higher advertising revenue in our Internet segment.
Our operating costs and expenses were lower in the first quarter of 2010 primarily due to a one-time impairment charge of $7.1 million in our Merchandising segment in the prior-year period. Our Publishing segment costs decreased due to lower circulation and compensation expenses. Our Broadcasting segment benefited from lower television distribution and production costs. Corporate expenses were also lower compared to the prior year primarily due to reduced severance and lower facility-related costs.
We ended the quarter with $45.7 million in cash, cash equivalents and short-term investments. Our overall liquidity increased from December 31, 2009 due to cash provided from operating and investing activities, of which a portion was used to partially prepay the outstanding principal of our term loan and for capital expenditures.

Media Update. In the first quarter of 2010, revenues from our media platforms increased from the prior-year period primarily due to the approximately $5.0 million license fee from Hallmark Channel in our Broadcasting segment, as well as increased advertising revenue in our Internet segment. Our Publishing segment was essentially flat, as advertising revenue from an extra issue of Martha Stewart Weddings offset a decline in circulation revenue.
Publishing Segment
Publishing segment revenues were essentially flat in the first quarter of 2010 compared to the same quarter in 2009, as increased advertising revenue was more than offset by lower circulation revenue. Advertising revenues increased in the first quarter of 2010 from the same quarter of 2009 mostly due to the timing of the spring issue of Martha Stewart Weddings. Circulation revenues declined because of a decrease in subscription revenues due to lower effective rates, the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter and higher agency commissions. Publishing benefited in the quarter from lower operating expenses compared to the comparable quarter of the prior year, primarily due to lower circulation-related expenses as well as lower compensation expenses.
Broadcasting Segment
Broadcasting segment revenues were higher in the first quarter of 2010 as compared to the prior-year period due to the recognition of an exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. The license fee was partially offset by a decline in revenue at The Martha Stewart Show and lower radio revenue compared to last year.
Internet Segment
Internet segment revenues increased in the first quarter of 2010 as compared to the same quarter in 2009 driven by a 17% increase in advertising revenue. Our unique visitors increased, on average, by 21% from the prior year quarter, according to comScore panel data.
Merchandising Update. In the first quarter of 2010, Merchandising segment revenues were higher due to an increase in revenue from customers other than Kmart, with whom our relationship ended during the first quarter of 2010. We also received an approximately $1.0 million one-time payment from a Merchandising segment partner. Kmart had a negative $2.2 million impact on revenue in the quarter compared to the prior year.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
PUBLISHING SEGMENT

	Three Months Ended March 31,		Better /
(in thousands)	2010	2009	(Worse)
	(unaudited)	(unaudited)
Publishing Segment Revenues
Advertising	$17,276	$15,549	$1,727
Circulation	10,630	12,609	(1,979)
Books	63	48	15
Other	282	155	127

Total Publishing Segment Revenues	28,251	28,361	(110)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	$17,000	$16,448	$(552)
Selling and promotion	11,096	11,890	794
General and administrative	1,198	1,821	623
Depreciation and amortization	51	74	23

Total Publishing Segment Operating Costs and Expenses	29,345	30,233	888

Operating Loss	$(1,094)	$(1,872)	$778

Publishing revenues were essentially flat for the three months ended March 31, 2010 from the prior-year period. Advertising revenue increased $1.7 million primarily due to the timing of the 2010 spring issue of Martha Stewart Weddings which was included in the first quarter of 2010 compared to the 2009 issue which was included in the second quarter of 2009. Pages increased in Martha Stewart Living, Everyday Food and Body + Soul/Whole Living, but were offset by lower advertising rates across all titles. Circulation revenue decreased $2.0 million due to lower effective subscription rates per copy for Martha Stewart Living and Everyday Food and higher related agency commissions, as well as the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter. Circulation revenue for the first quarter of 2010 was also impacted by an increase in newsstand revenue due to the timing of the 2010 spring issue of Martha Stewart Weddings and higher unit sales of Body+Soul/Whole Living but was almost fully offset by lower unit sales of our other publications.

	Three months ended March 31,	Three Months ended March 31,
Magazine Publication Schedule	2010	2009
Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	Zero
Body + Soul/Whole Living	Two Issues	Two Issues
Production, distribution and editorial expenses increased $0.6 million due to the timing of the 2010 spring issue of Martha Stewart Weddings and higher art and editorial compensation and story costs, partially offset by lower paper costs. Selling and promotion expenses decreased $0.8 million due to lower subscriber acquisitions and newsstand-related costs, lower advertising and consumer marketing staff costs, the discontinuation of Dr. Andrew Weil’s Self Healing newsletter and timing of other circulation expenses. These decreased selling and promotion expenses were partially offset by the timing of marketing promotional costs and higher direct mail investment for Martha Stewart Living. General and administrative expenses decreased $0.6 million largely due to lower headcount and lower non-cash compensation.

BROADCASTING SEGMENT

	Three Months Ended March 31,		Better /
(in thousands)	2010	2009	(Worse)
	(unaudited)	(unaudited)
Broadcasting Segment Revenues
Advertising	$4,750	$6,024	$(1,274)
Radio licensing	875	1,875	(1,000)
Television licensing and other	6,466	2,615	3,851

Total Broadcasting Segment Revenues	12,091	10,514	1,577

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	$6,790	$7,630	$840
Selling and promotion	706	622	(84)
General and administrative	1,352	1,359	7
Depreciation and amortization	65	69	4

Total Broadcasting Segment Operating Costs and Expenses	8,913	9,680	767

Operating Income	$3,178	$834	$2,344

Broadcasting revenues increased 15% for the three months ended March 31, 2010 from the prior-year period. Advertising revenue decreased $1.3 million primarily due to the decline in household ratings for The Martha Stewart Show, although this was partially offset by higher television spot advertising rates. The decrease in advertising revenue was also partially offset by an increase in the quantity of integrations at higher rates. Radio licensing revenue decreased $1.0 million as a result of our new agreement with Sirius XM, which provides for lower licensing fees and an opportunity to replace a portion of such lower licensing fees through advertising sales. Television licensing and other revenue increased $3.8 million due to the recognition of substantially all of the exclusive license fee which represents approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. The benefit of the Hallmark license fee was partially offset by the absence of our TurboChef relationship and the conclusion of certain Emeril Lagasse television programming, both of which contributed to licensing and other revenues for the three months ended March 31, 2009.
Production, distribution and editorial expenses decreased $0.8 million due to lower distribution fees and production cost savings related to season 5 of The Martha Stewart Show as compared to the prior year’s season 4.

INTERNET SEGMENT

	Three Months Ended March 31,		Better /
(in thousands)	2010	2009	(Worse)
	(unaudited)	(unaudited)
Internet Segment Revenues
Advertising	$3,003	$2,576	$427
Other	82	46	36

Total Internet Segment Revenues	3,085	2,622	463

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	$1,961	$1,858	$(103)
Selling and promotion	1,801	1,752	(49)
General and administrative	408	592	184
Depreciation and amortization	384	452	68

Total Internet Segment Operating Costs and Expenses	4,554	4,654	100

Operating Loss	$(1,469)	$(2,032)	$563

Internet revenues increased 18% for the three months ended March 31, 2010 from the prior-year period. Advertising revenue increased $0.4 million, or 17%, due to an increase in sold advertising volume, despite lower rates.
Production, distribution and editorial costs increased $0.1 million due to increased headcount and higher consulting costs as the result of upgrading our website. General and administrative expenses decreased $0.2 million due to reduced headcount as compared to the prior-year period.

MERCHANDISING SEGMENT

	Three Months Ended March 31,		Better /
(in thousands)	2010	2009	(Worse)
	(unaudited)	(unaudited)
Merchandising Segment Revenues
Royalty and other	$8,624	$5,558	$3,066
Kmart earned royalty	114	2,436	(2,322)
Kmart minimum true-up	1,071	939	132

Total Merchandising Segment Revenues	9,809	8,933	876

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	$1,778	$2,255	$477
Selling and promotion	1,004	517	(487)
General and administrative	1,691	819	(872)
Depreciation and amortization	12	18	6
Impairment on equity investment	—	7,100	7,100

Total Merchandising Segment Operating Costs and Expenses	4,485	10,709	6,224

Operating Income / (Loss)	$5,324	$(1,776)	$7,100

Merchandising revenues increased 10% for the three months ended March 31, 2010 from the prior-year period. Royalty and other revenue increased $3.1 million partially due to the contribution from our new merchandising relationships, a one-time $1.0 million payment received from a manufacturing partner and higher rates and sales from certain of our existing partners. The increase in royalty and other revenue is partially offset by the decrease of $2.2 million related to our agreement with Kmart, which ended in January 2010. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the three months ended March 31, 2010 and 2009 is listed separately above as Kmart minimum true-up.
Production, distribution and editorial expenses decreased $0.5 million due primarily to lower allocated facilities costs, as compared to the prior-year period. The allocation policy for facilities expenses changed in 2010 for the Merchandising segment only. All allocated rent and facilities charges will now be reflected in the Merchandising segment as overhead costs in the general and administrative expense category. This allocation change does not impact any of our other business segments. Selling and promotion expenses increased $0.5 million primarily as a result of services that we provide to our partners for reimbursable creative services projects. General and administrative costs increased $0.9 million due to higher compensation expenses, higher allocated facilities costs due to the change in policy described above and higher professional fees. In the first quarter of 2009, we recorded non-cash impairment charges of $7.1 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

	Three Months Ended March 31,		Better /
(in thousands)	2010	2009	(Worse)
	(unaudited)	(unaudited)
Corporate Operating Costs and Expenses
General and administrative	$8,698	$9,501	$803
Depreciation and amortization	610	1,138	528

Total Corporate Operating Costs and Expenses	9,308	10,639	1,331

Operating Loss	$(9,308)	$(10,639)	$1,331

Corporate operating costs and expenses decreased 13% for the three months ended March 31, 2010 from the prior-year period. General and administrative expenses decreased $0.8 million primarily due to prior-year period severance with no comparable expense in the three months ended March 31, 2010. In addition, general and administrative expenses decreased due to lower rent expense from the consolidation of certain offices and lower professional fees, although these were partially offset by higher compensation expense. Depreciation and amortization expenses decreased $0.5 million due to lower depreciation expense also related to the relocation of our office space.
OTHER ITEMS
Interest expense, net. Interest expense, net, was $0.1 million for the three months ended March 31, 2010 compared to interest expense, net, of $0.01 million for the prior-year period.
Loss on equity securities. Loss on equity securities was $(0.8) million for the three months ended March 31, 2009. The first quarter 2009 expense was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.
Other Loss. Other loss was $(0.2) million for the three months ended March 31, 2009 representing our proportionate share of the results of our equity investments one quarter in arrears. This loss represents our portion of the results of our equity investments for the quarter ended December 31, 2008.
Income tax expense. Income tax expense for the three months ended March 31, 2009 and 2010 was $0.4 million.
Net Loss. Net loss was $(3.9) million for the three months ended March 31, 2010 compared to net loss of $(16.8) million for the three months ended March 31, 2010, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the first quarter of 2010, our overall cash, cash equivalents and short-term investments increased $7.2 million from December 31, 2009. The increase was due to the satisfaction of our 2009 year-end receivable due from Kmart and other advertising receivables, as well as net sales of short-term investments, partially offset by capital expenditures and a principal pre-payment of our loan with Bank of America. Cash, cash equivalents and short-term investments were $45.7 million and $38.5 million at March 31, 2010 and December 31, 2009, respectively.
We believe that our available cash balances and short-term investments will be sufficient to meet our recurring cash needs for working capital and capital expenditures for 2010.
Cash Flows from Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described previously in the business segment discussions, which include cash from advertising customers, licensing partners and magazine circulation sales. Operating cash outflows generally include employee and related costs, the physical costs associated with producing magazines and our television shows and the cash costs of facilities.
Cash provided by operating activities was $10.5 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively. In the first quarter of 2010, cash from operations increased primarily due to the satisfaction of the 2009 year-end receivable due from Kmart and other advertising receivables. The increase in cash from operations was partially offset by our operating loss, as discussed earlier, net of non-cash factors including the receivable related to the recognition of substantially all of the exclusive license fee which represents approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for the acquisition of new businesses, short- and long-term investments and additions to property, plant, and equipment.
Cash provided by/(used in) investing activities was $1.7 million and $(1.5) million for the three months ended March 31, 2010 and 2009, respectively. In the first quarter of 2010, cash flow provided by investing activities reflected net sales of short-term investments of $3.5 million, partially offset by $1.8 million of cash used for capital improvements primarily in conjunction with our relocation and consolidation of certain offices.
Cash Flows from Financing Activities
Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash outflows from financing activities generally include principal repayment of outstanding debt and debt issuance costs.
Cash flows used in financing activities were $1.5 million for each of the three months ended March 31, 2010 and 2009. In the first quarter of 2010, we made $1.5 million in principal pre-payments on our term loan with Bank of America.
Debt
We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2009 for a one-year period. The renewal included certain substantive changes from the prior year’s terms, including a covenant to maintain $5.0 million in liquidity, as defined in the credit agreement and the reduction of the current ratio requirement from 1.5:1.0 to 1.25:1.0. We were compliant with the debt covenants as of March 31, 2010. We had no outstanding borrowings under this facility as of March 31, 2010 and had letters of credit of $2.8 million.

In April 2008, we entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid quarterly for the duration of the loan term, approximately 5 years. In the first quarter of 2010, we prepaid $1.5 million in principal representing amounts due through March 31, 2011. Through that date, there are no principal payments due.
The loan terms require us to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. We were compliant with the debt covenants as of March 31, 2010. The interest rate is equal to a floating rate of 1-month LIBOR plus 2.85%.
Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain aspects of our business related to Emeril Lagasse also fluctuate based on production schedules since this revenue is generally recognized when services are performed. In our Internet segment, advertising revenue on marthastewart.com is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines. In addition, we have historically recognized the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount was determined.
Off-Balance Sheet Arrangements
At March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.
Critical Accounting Policies and Estimates
General
Our accounting policies are described in Note 1 to the Consolidated Financial Statements in our 2009 10-K. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, television production costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of the 2009 10-K, there have been no changes to our critical accounting policies and estimates except for two items, as follows:
Revenue Recognition
We participate in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in our publications, commercial spots and product integrations on our television and radio programs, and advertising impressions delivered on our website. Arrangements that were executed prior to January 1, 2010 are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Because we elected to early adopt, on a prospective basis, Financial Accounting Standards Board (“FASB”) ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”), arrangements executed on or after January 1, 2010 are subject to the new guidance. ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605.

The determination of units of accounting includes several criteria under both ASC 605 and ASU 09-13. Consistent with ASC 605, ASU 09-13 requires that we examine separate contracts with the same entity or related parties that are entered into or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. While both ASC 605 and ASU 09-13 require that units delivered have standalone value to the customer, ASU 09-13 modifies the separation criteria in determining units of accounting by eliminating the requirement to obtain objective and reliable evidence of the fair value of undelivered items. As a result of the elimination of this requirement, the Company’s significant program deliverables generally meet the separation criteria under ASU 09-13, whereas under ASC 605 they did not qualify as separate units of accounting.
For those arrangements accounted for under ASC 605, if we are unable to put forth objective and reliable evidence of the fair value of each deliverable, then we account for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, the arrangement fee is recognized as revenue as the earnings process is completed, generally over the fulfillment term of the last deliverable.
For those arrangements accounted for under ASU 09-13, we are required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by us or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: 1) vendor-specific objective evidence (“VSOE”), 2) third-party evidence, and 3) best estimate of selling price. We are able to establish VSOE for certain of our contract deliverables, however, in most instances we have allocated consideration based upon its best estimate of selling price. We established VSOE of certain deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. Our best estimate of selling price is intended to represent the price at which it would sell the deliverable if we were to sell the item regularly on a standalone basis. Our estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled.
Non-Cash Equity Compensation
We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan have been restricted shares of common stock, performance-based restricted stock units and stock options. Restricted shares are valued at the market value of traded shares on the date of grant. Performance-based restricted stock unit awards are accrued as compensation expense based on the probable outcome of the performance condition, consistent with requirements of ASC 718. Stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates, as well as from adverse changes in our publicly traded investment. We do not utilize financial instruments for trading purposes.
Interest Rates
We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $12.0 million on the term loan at March 31, 2010 at an average rate of 3.08% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.03 million for the three months ended March 31, 2010.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of March 31, 2010, net unrealized gains and losses on these investments were not material. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.02 million for the three months ended March 31, 2010.
Stock Prices
We have a common stock investment in a publicly traded company that is subject to market price volatility. This investment had an aggregate fair value of approximately $3.1 million as of March 31, 2010. A hypothetical decrease in the market price of this investment of 10% would result in a fair value of approximately $2.8 million. The hypothetical decrease in fair value of $0.3 million would be recorded in shareholders’ equity as other comprehensive loss, as any change in fair value of our publicly-traded equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the first quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

ITEM 1A. RISK FACTORS.
There have been no material changes to the Company’s risk factors as disclosed in the 2009 10-K, under the heading Part I, Item 1A, “Risk Factors.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities
The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended March 31, 2010:

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
January 2010	6,892	$5.29	Not applicable	Not applicable
February 2010	5,508	$4.73	Not applicable	Not applicable
March 2010	18,443	$5.35	Not applicable	Not applicable

Total for quarter ended March 31, 2010	30,843	$5.12	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title

10.1	Letter Agreement dated as of September 1, 2009 between Martha Stewart Living Omnimedia, Inc. and Peter Hurwitz

31.1	Certification of Principal Executive Officer Pursuant to Section 308 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 308 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Date: May 7, 2010	/s/ Kelli Turner
	Name:	Kelli Turner
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.1	Letter Agreement dated as of September 1, 2009 between Martha Stewart Living Omnimedia, Inc. and Peter Hurwitz

31.1	Certification of Principal Executive Officer Pursuant to Section 308 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 308 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002