Form 10-Q
period 2010-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2010-08-05
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

Class	Outstanding as of August 3, 2010
Class A, $0.01 par value	28,436,854
Class B, $0.01 par value	26,567,959

Total	55,004,813

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,910	$25,384
Short-term investments	14,456	13,085
Accounts receivable, net	41,138	56,364
Inventory	4,376	5,166
Deferred television production costs	4,490	3,788
Other current assets	5,957	5,709

Total current assets	99,327	109,496
PROPERTY, PLANT AND EQUIPMENT, net	16,886	17,268
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	47,064	47,070
OTHER NONCURRENT ASSETS, net	12,724	10,850

Total assets	$221,108	$229,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,891	$26,752
Accrued payroll and related costs	6,208	7,495
Current portion of deferred subscription revenue	17,674	18,587
Current portion of other deferred revenue	6,151	4,716
Current portion of loan payable	1,500	—

Total current liabilities	53,424	57,550

DEFERRED SUBSCRIPTION REVENUE	4,957	5,672
OTHER DEFERRED REVENUE	2,215	2,759
LOAN PAYABLE	10,500	13,500
DEFERRED INCOME TAX LIABILITY	3,888	3,200
OTHER NONCURRENT LIABILITIES	3,532	3,290

Total liabilities	78,516	85,971

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,329 and 28,313 shares outstanding in 2010 and 2009, respectively	283	283
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,690 shares outstanding in 2010 and 2009	267	267
Capital in excess of par value	293,708	290,387
Accumulated deficit	(151,718)	(146,605)
Accumulated other comprehensive income	827	263

	143,367	144,595
Less: Class A Treasury Stock — 59 shares at cost	(775)	(775)

Total shareholders’ equity	142,592	143,820

Total liabilities and shareholders’ equity	$221,108	$229,791

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Publishing	$30,612	$33,524	$58,863	$61,885
Broadcasting	8,190	10,309	20,281	20,823
Internet	4,680	4,160	7,764	6,782
Merchandising	11,817	9,003	21,626	17,936

Total revenues	55,299	56,996	108,534	107,426

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	29,124	29,311	56,653	57,480
Selling and promotion	13,479	13,556	28,086	28,337
General and administrative	12,559	12,584	25,905	26,698
Depreciation and amortization	940	2,147	2,062	3,899
Impairment charge	—	5,500	—	12,600

Total operating costs and expenses	56,102	63,098	112,706	129,014

OPERATING LOSS	(803)	(6,102)	(4,172)	(21,588)

OTHER (EXPENSE)/ INCOME
Interest expense, net	(27)	(81)	(108)	(89)
(Loss)/income on equity securities	(19)	209	(19)	(547)
Other loss	—	—	—	(236)

Total other (expense)/income	(46)	128	(127)	(872)

LOSS BEFORE INCOME TAXES	(849)	(5,974)	(4,299)	(22,460)
Income tax provision	(400)	(400)	(814)	(758)

NET LOSS	$(1,249)	$(6,374)	$(5,113)	$(23,218)

LOSS PER SHARE — BASIC AND DILUTED
Net loss	$(0.02)	$(0.12)	$(0.09)	$(0.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	54,389	53,820	54,360	53,793
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2010
(unaudited, in thousands)

							Accumulated
	Class A		Class B				other	Class A
	Common Stock		Common Stock		Capital in excess	Accumulated	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	of par value	deficit	income	Shares	Amount	Total
Balance at January 1, 2010	28,313	$283	26,690	$267	$290,387	$(146,605)	$263	(59)	$(775)	$143,820
Comprehensive loss:
Net loss	—	—	—	—	—	(5,113)	—	—	—	(5,113)
Other comprehensive income:
Unrealized gain on investment	—	—	—	—	—	—	564	—	—	564

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(4,549)

Issuance of shares in conjunction with stock option exercises	24	—	—	—	63	—	—	—	—	63

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(8)	—	—	—	(140)	—	—	—	—	(140)

Non-cash equity compensation	—	—	—	—	3,398	—	—	—	—	3,398

Balance at June 30, 2010	28,329	$283	26,690	$267	$293,708	$(151,718)	$827	(59)	$(775)	$142,592

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,113)	$(23,218)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Non-cash revenue	(5,390)	(1,883)
Depreciation and amortization	2,062	3,899
Amortization of deferred television production costs	10,148	9,900
Impairment on cost-based investment	—	12,600
Non-cash equity compensation	3,470	2,861
Deferred income tax expense	688	654
Loss on equity securities	19	547
Other non-cash charges, net	342	432
Changes in operating assets and liabilities	1,876	(7,084)

Net cash provided by/(used in) operating activities	8,102	(1,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other noncurrent assets	—	(740)
Capital expenditures	(3,226)	(2,289)
Purchases of short-term investments	(12,688)	(11,533)
Sales of short-term investments	12,775	12,597

Net cash used in investing activities	(3,139)	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,500)	(2,000)
Proceeds received from stock option exercises	63	—

Net cash used in financing activities	(1,437)	(2,000)

Net increase/(decrease) in cash	3,526	(5,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,384	50,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,910	$44,947

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
2. Recent Accounting Standards
Revenue Recognition for Multiple-Deliverable Revenue Arrangements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”). The Company adopted this standard on January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Company participates in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in the Company’s publications, commercial spots and product integrations on the Company’s television and radio programs, and advertising impressions delivered on the Company’s website. Arrangements that were executed prior to January 1, 2010 are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Because the Company has elected to early adopt, on a prospective basis, ASU No. 09-13, arrangements executed on or after January 1, 2010 are subject to the new guidance. ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605.
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

For those arrangements accounted for under ASU 09-13, the Company is required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by either the Company itself or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence, and (3) best estimate of selling price. The Company is able to establish VSOE for certain of its contract deliverables, however, in most instances it has allocated consideration based upon its best estimate of selling price. The Company established VSOE of certain deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. The Company’s best estimate of selling price is intended to represent the price at which it would sell the deliverable if the Company were to sell the item regularly on a standalone basis. The Company’s estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled.
Investments in Other Non-Current Assets
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) (“FIN 46R”) to improve financial reporting by enterprises involved with a variable interest entity (“VIE”) and provides more relevant and reliable information to users of financial statements. Among other changes, the amendments to FIN 46R replaced the then-existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance also requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE.
SFAS 167 has a similar scope as FIN 46R, with the addition of entities previously considered qualifying special purpose entities and was effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 09-17”). The purpose of ASU 09-17 is to bring SFAS 167 (as discussed above) into the ASC by amending ASC Topic 810, “Consolidation.” The application of ASU 09-17 did not have an impact on the Company’s financial condition or results of operations.
The Company has cost-based investments which represent investments in preferred stock. As of June 30, 2010, the Company’s aggregate carrying value of these investments was $5.7 million and has been included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in VIEs. As of June 30, 2010, the Company’s investments in the entities were substantially equal to its maximum exposure to loss. There are no future contractual funding commitments at this time. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.
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
3. Fair Value Measurements
The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.

•	Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair value of the Company’s level 2 financial assets is primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case a weighted average market price is used.

•	Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2010
	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Cash equivalents:
Money market funds	$476	$—	$—	$476

Short-term investments:
Marketable equity securities	3,595	—	—	3,595
U.S. government and agency securities	—	1,825	—	1,825
Corporate obligations	—	6,109	—	6,109
Other fixed income securities	—	2,589	—	2,589
International securities	—	338	—	338

Total	$4,071	$10,861	$—	$14,932

	December 31, 2009
	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Cash equivalents:
Money market funds	$332	$—	$—	$332

Short-term investments:
Four month certificate of deposit	—	10,948	—	10,948
Marketable equity securities	2,137	—	—	2,137

Other current assets:
Marketable equity securities	895	—	—	895

Total	$3,364	$10,948	$—	$14,312

Marketable Equity Securities
The cost basis of the equity securities at June 30, 2010 is $2.8 million and the Company recognized $0.8 million through June 30, 2010 in cumulative unrealized gains included in other comprehensive income. No other income has been recorded related to these investments.
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, as well as, cost method investments, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs.
4. Inventory
Inventory is comprised of paper stock. The inventory balances at June 30, 2010 and December 31, 2009 were $4.4 million and $5.2 million, respectively.
5. Credit Facilities
The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. There were no substantive changes from the prior year’s terms. The Company was compliant with the debt covenants as of June 30, 2010. The Company had no outstanding borrowings under this facility as of June 30, 2010 and had outstanding letters of credit of $2.8 million.
In April 2008, the Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. As of the second quarter of 2010, the Company has prepaid $4.5 million in principal representing amounts due through March 31, 2011. Accordingly, only one principal payment of $1.5 million due as of June 30, 2011 is reflected as a current liability in the consolidated balance sheet as of June 30, 2010. The interest rate on all outstanding amounts is equal to a floating rate of 1-month LIBOR plus 2.85%.
The loan terms require the Company to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. The Company was compliant with the debt covenants as of June 30, 2010.
A summary of the most significant financial and other covenants are discussed in more detail in the 2009 10-K, especially under the heading Note 7, “Credit Facilities.”

6. Income taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $2.8 million to its valuation allowance in the six months ended June 30, 2010, resulting in a cumulative balance of $75.4 million as of June 30, 2010. In addition, the Company has recorded $0.8 million of tax expense during the six months ended June 30, 2010 which is primarily attributable to differences between the financial statement carrying amounts of current and prior year acquisitions of certain indefinite-lived intangible assets and their respective tax bases which resulted in a net deferred tax liability of $3.9 million. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax assets could be realized.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of June 30, 2010, the Company had an ASC 740 liability balance of $0.2 million, of which $0.15 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.05 million was interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.1 million.
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
From time to time the Company makes equity awards to certain employees pursuant to the New Stock Plan. On March 1, 2010, the Company granted awards to multiple recipients. The awards consisted of, in the aggregate, options to purchase 700,000 shares of Class A Common Stock at an exercise price of $5.48 per share (the closing price on the date of grant), which options vest over a four-year period, and 550,000 performance-based restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock if the Company achieves targets over a performance period. The performance-based restricted stock unit awards are considered probable of vesting. Accordingly, the Company measured the grant date fair value of these awards as of the date of issuance and is recognizing the fair value over the remaining service period of the awards.
On March 1, 2010, in recognition of changing economic conditions and to ensure the continued retention and motivation of key employees, the Company’s Compensation Committee approved a modification to the performance conditions associated with the performance-based restricted stock units issued on March 2, 2009. As a result, these awards are now considered probable of vesting. Accordingly, the Company measured the fair value of these awards as of the date of modification and is recognizing the non-cash equity compensation expense over the remaining service period of the awards.
No other material awards or modifications to awards were made in the six months ended June 30, 2010.

8. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the six months ended June 30, 2010 and 2009, was $4.5 million and $23.1 million, respectively.
9. Other
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”
Certain prior year financial information has been reclassified to conform to the 2010 financial statement presentation. Beginning in the second quarter of 2009, certain investments in equity securities previously accounted for under the equity method are accounted for under the cost method.
10. Industry Segments
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting, Internet and Merchandising. The Publishing segment predominantly consists of the Company’s magazine operations and also those related to its book operations. The Broadcasting segment consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show currently airs in syndication seasonally over a 12-month period beginning and ending in the middle of September. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The accounting policies for the Company’s business segments are discussed in more detail in the 2009 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”
Segment information for the quarters ended June 30, 2010 and 2009 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2010
Revenues	$30,612	$8,190	$4,680	$11,817	$—	$55,299
Non—cash equity compensation	207	44	24	312	1,095	1,682
Depreciation and amortization	49	72	185	11	623	940
Operating income/(loss)	2,092	(1,458)	(205)	7,329	(8,561)	(803)

2009
Revenues	$33,524	$10,309	$4,160	$9,003	$—	$56,996
Non—cash equity compensation	(183)	136	28	253	995	1,229
Depreciation and amortization	57	68	517	17	1,488	2,147
Impairment charge	—	—	—	5,500	—	5,500
Operating income/(loss)	2,995	1,678	(470)	(691)	(9,614)	(6,102)
Segment information for the six months ended June 30, 2010 and 2009 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2010
Revenues	$58,863	$20,281	$7,764	$21,626	$—	$108,534
Non—cash equity compensation	432	215	33	685	2,105	3,470
Depreciation and amortization	100	136	569	22	1,235	2,062
Operating income/(loss)	998	1,720	(1,675)	12,653	(17,868)	(4,172)

2009
Revenues	$61,885	$20,823	$6,782	$17,936	$—	$107,426
Non—cash equity compensation	253	264	69	409	1,866	2,861
Depreciation and amortization	131	138	969	35	2,626	3,899
Impairment charge	—	—	—	12,600	—	12,600
Operating income/(loss)	1,122	2,511	(2,502)	(2,466)	(20,253)	(21,588)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements and Risk Factors
Except for historical information contained in this Quarterly Report, the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following, among others:
•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers or business partners;

•	a loss of the services of Ms. Stewart or Mr. Lagasse;

•	a loss of the services of other key personnel;

•	a further softening of or increased competition in the domestic advertising market;

•	a failure by the economy to sustain any meaningful recovery, including particularly the housing market, and other developments that could continue to constrain consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	loss or failure of merchandising and licensing programs;

•	failure in acquiring or developing new brands or realizing the benefits of acquisitions;

•	inability to attract anticipated levels of viewers to our new programming on Hallmark Channel;

•	failure to replace Kmart revenues in the Merchandising segment;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

•	increases in paper, postage or printing costs;

•	further weakening in circulation or increased costs of magazine distribution;

•	operational or financial problems at any of our contractual business partners;

•	the receptivity of consumers to our new product introductions;

•	failure to predict, respond to and influence trends in consumer taste, shifts in business strategies, inability to add to our partnerships or capitalize on existing partnerships or the termination of such partnerships; and

•	changes in government regulations affecting the Company’s industries.
These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”) under the heading “Part I, Item 1A. Risk Factors.”
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. In the second quarter of 2010, total revenues decreased 3% from the same quarter in the prior year due primarily to the inclusion of revenues from the spring issue of Martha Stewart Weddings in the second quarter of 2009 as compared to the first quarter of 2010, as well as lower revenue in the second quarter of 2010 at The Martha Stewart Show. These declines were partially offset by strong overall performance in the Merchandising segment and an additional $2.2 million in one-time revenue received from the early termination of our agreement with 1-800-Flowers.com.
Our operating costs and expenses were lower in the second quarter of 2010 primarily due to an impairment charge of $5.5 million in our Merchandising segment in the prior-year period. Our Publishing segment costs decreased in the second quarter of 2010 due to lower circulation and paper costs. However, our Broadcasting segment incurred higher costs versus the prior year, primarily due to production costs associated with The Emeril Lagasse Show. Corporate expenses were also lower in the second quarter of 2010 compared to the prior year primarily due to lower rent and facilities-related charges.

We ended the quarter with $43.4 million in cash, cash equivalents and short-term investments. Our overall liquidity increased from December 31, 2009 due to cash provided from operating activities, of which a portion was used to partially prepay the outstanding principal of our term loan and for capital expenditures.
Media Update. In the second quarter of 2010, revenues from our media platforms decreased from the prior-year period primarily due to reduced revenues in our Publishing segment, which was impacted by the timing of the spring issue of Martha Stewart Weddings, as well as lower revenue in our Broadcast segment at The Martha Stewart Show. Our Internet segment revenue increased due to an increase in advertising revenue.
Publishing
Publishing segment revenues were down in the second quarter of 2010 compared to the same quarter in 2009, as advertising and circulation revenues decreased. Advertising revenues decreased in the second quarter of 2010 from the same quarter of 2009 due to the timing of the spring issue of Martha Stewart Weddings. Circulation revenues declined because of a decrease in subscription revenues due to lower effective rates and the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter, as well as because of lower newsstand sales, which were also impacted by the timing of the spring issue of Martha Stewart Weddings. Publishing benefited in the quarter from lower operating expenses compared to the comparable quarter of the prior year, primarily due to lower circulation-related expenses as well as lower paper costs. For the fourth quarter of 2010 and into 2011, our costs may be adversely affected if potential increases in paper prices and postage costs occur. Also, the 2010 fall issue of Martha Stewart Weddings is expected to be recorded in the third quarter of 2010 as compared to the 2009 fall issue of Martha Stewart Weddings which was recorded in the fourth quarter of 2009, thus impacting year-over-year comparative results in the third and fourth quarters of 2010.
Broadcasting
Broadcasting segment revenues were lower in the second quarter of 2010 as compared to the prior-year period due to a decline in revenue at The Martha Stewart Show and lower radio revenue compared to the second quarter of 2009, as well as the absence in the second quarter of 2010 of revenues from our TurboChef relationship, which ended in the fourth quarter of 2009.
Internet
Internet segment revenues increased in the second quarter of 2010 as compared to the same quarter in 2009 driven by a 13% increase in advertising revenue. Our unique visitors increased, on average, by 9% from the prior year quarter, according to comScore panel data.
Merchandising Update. In the second quarter of 2010, Merchandising segment revenues were higher due to an increase in revenue from customers other than Kmart, with which our relationship ended during the first quarter of 2010. We also received an additional $2.2 million in one-time revenue from the early termination of our agreement with 1-800-Flowers.com.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009
PUBLISHING SEGMENT

	Three Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$18,475	$19,488	$(1,013)
Circulation	11,165	13,044	(1,879)
Books	783	735	48
Licensing and other	189	257	(68)

Total Publishing Segment Revenues	30,612	33,524	(2,912)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	17,922	18,543	621
Selling and promotion	9,330	10,468	1,138
General and administrative	1,219	1,461	242
Depreciation and amortization	49	57	8

Total Publishing Segment Operating Costs and Expenses	28,520	30,529	2,009

Operating Income	$2,092	$2,995	$(903)

Publishing revenues decreased 9% for the three months ended June 30, 2010 from the prior-year period. Advertising revenue decreased $1.0 million primarily due to the timing of the 2010 spring issue of Martha Stewart Weddings which was included in the first quarter of 2010 compared to the 2009 issue which was included in the second quarter of 2009. Advertising pages increased across all titles, but were largely offset by lower advertising rates. Circulation revenue decreased $1.9 million largely due to lower newsstand revenue as the result of the timing of the 2010 spring issue of Martha Stewart Weddings, as well as lower unit sales of our other publications except for Body + Soul/Whole Living and the discontinuation of the newsstand-based Weil special interest publications. Circulation revenue for the second quarter of 2010 was also impacted by lower effective subscription rates per copy for Martha Stewart Living and Everyday Food and higher related agency commissions for Martha Stewart Living, partially offset by lower agency commissions for Body + Soul/Whole Living and Everyday Food. In addition, circulation revenues decreased due to the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter.

	Three months ended June 30,	Three Months ended June 30,
Magazine Publication Schedule	2010	2009
Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	Two Issues
Body + Soul/Whole Living	Three Issues	Three Issues
Dr. Andrew Weil’s Self Healing	Zero	Three Issues
Special Interest Publications	Zero	One Issue
Production, distribution and editorial expenses decreased $0.6 million due to the timing of the 2010 spring issue of Martha Stewart Weddings and lower paper costs, partially offset by higher art and editorial compensation and story costs. Selling and promotion expenses decreased $1.1 million due to lower subscriber acquisitions and newsstand-related costs and the discontinuation of Dr. Andrew Weil’s Self Healing newsletter and special interest publications, partially offset by the timing of marketing promotional costs. General and administrative expenses decreased $0.2 million largely due to lower headcount and lower facilities-related charges, partially offset by a reversal of non-cash compensation in the prior-year period.

BROADCASTING SEGMENT

	Three Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$6,092	$6,056	$36
Radio licensing	875	1,875	(1,000)
Licensing and other	1,223	2,378	(1,155)

Total Broadcasting Segment Revenues	8,190	10,309	(2,119)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	7,282	6,726	(556)
Selling and promotion	888	522	(366)
General and administrative	1,406	1,315	(91)
Depreciation and amortization	72	68	(4)

Total Broadcasting Segment Operating Costs and Expenses	9,648	8,631	(1,017)

Operating (Loss) / Income	$(1,458)	$1,678	$(3,136)

Broadcasting revenues decreased 21% for the three months ended June 30, 2010 from the prior-year period. Advertising revenue was essentially flat as the increase in integrations and modestly higher overall advertising rates were fully offset by the decline in household ratings for The Martha Stewart Show. In addition, advertising revenue includes revenue from our new radio agreement. Radio licensing revenue decreased $1.0 million as a result of our new agreement with Sirius XM, which provides for lower licensing fees than the previous agreement, but also provides an opportunity to replace a portion of the licensing fees through advertising sales. Television licensing and other revenue decreased $1.2 million mostly due to the absence of revenue from our TurboChef relationship, which contributed revenues to the second quarter of 2009, and the timing of our international license renewals, partially offset by the inclusion of certain licensing revenues related to Emeril Lagasse’s television programming in the second quarter of 2010.
Production, distribution and editorial expenses increased $0.6 million due to the full recognition of production costs for The Emeril Lagasse Show, partially offset by lower distribution fees. Selling and promotion expenses increased $0.4 million due to an increase in headcount and higher compensation-related costs.

INTERNET SEGMENT

	Three Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising	$4,652	$4,127	$525
Other	28	33	(5)

Total Internet Segment Revenues	4,680	4,160	520

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	2,088	1,866	(222)
Selling and promotion	2,196	1,753	(443)
General and administrative	416	494	78
Depreciation and amortization	185	517	332

Total Internet Segment Operating Costs and Expenses	4,885	4,630	(255)

Operating Loss	$(205)	$(470)	$265

Internet revenues increased 12% for the three months ended June 30, 2010 from the prior-year period. Advertising revenue increased $0.5 million due to an increase in sold advertising volume, despite lower rates.
Production, distribution and editorial costs increased $0.2 million from the prior-year period due to higher compensation costs from increased headcount. Selling and promotion expenses increased $0.4 million due to higher consumer marketing costs, as well as higher compensation expenses from increased headcount and higher commissions. Depreciation and amortization expenses decreased $0.3 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

MERCHANDISING SEGMENT

	Three Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Merchandising Segment Revenues
Royalty and other	$11,817	$6,282	$5,535
Kmart earned royalty	—	2,721	(2,721)

Total Merchandising Segment Revenues	11,817	9,003	2,814

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	1,832	2,154	322
Selling and promotion	1,065	813	(252)
General and administrative	1,580	1,210	(370)
Depreciation and amortization	11	17	6
Impairment on equity investment	—	5,500	5,500

Total Merchandising Segment Operating Costs and Expenses	4,488	9,694	5,206

Operating Income / (Loss)	$7,329	$(691)	$8,020

Merchandising revenues increased 31% for the three months ended June 30, 2010 from the prior-year period. Royalty and other revenue increased $5.5 million due to the additional $2.2 million in one-time revenue from the early termination of our agreement with 1-800-Flowers.com, as well as the contribution from our new merchandising relationships and higher royalty rates and sales volume from certain of our existing partners. The increase in royalty and other revenue was partially offset by the inclusion of $2.7 million of revenues in the second quarter of 2009 related to our agreement with Kmart, which ended in January 2010.
Production, distribution and editorial expenses decreased $0.3 million due primarily to lower allocated facilities costs, as compared to the prior-year period. The allocation policy for facilities expenses changed in 2010 for the Merchandising segment only. All allocated rent and facilities charges will now be reflected in the general and administrative expense category in the Merchandising segment instead of allocated throughout the various expense categories based on headcount. This allocation change does not impact any of our other business segments. Selling and promotion expenses increased $0.3 million mostly as a result of services that we provide to our partners for reimbursable creative services projects, as well as higher consulting fees. General and administrative costs increased $0.4 million primarily due to higher allocated facilities costs due to the change in policy described above. In the second quarter of 2009, we recorded non-cash impairment charges of $5.5 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

	Three Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$7,938	$8,126	$188
Depreciation and amortization	623	1,488	865
Total Corporate Operating Costs and Expenses	8,561	9,614	1,053

Operating Loss	$(8,561)	$(9,614)	$1,053

Corporate operating costs and expenses decreased 11% for the three months ended June 30, 2010 from the prior-year period. General and administrative expenses decreased $0.2 million due to lower rent expense from the consolidation of certain offices, partially offset by higher compensation and related expenses. Depreciation and amortization expenses decreased $0.9 million due to lower depreciation expense also related to the relocation of our office space.
OTHER ITEMS
Interest expense, net. Interest expense, net, was $0.03 million for the quarter ended June 30, 2010 compared to interest expense, net, of $0.1 million for the prior-year period.
Income / (loss) on equity securities. Loss on equity securities was $(0.02) million for the three months ended June 30, 2010 compared to income on equity securities, net, of $0.2 million for the prior-year period. The second quarter 2010 expense was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. In the second quarter of 2009, we sold certain equity securities for a gain that was partially offset by the loss from marking certain assets to fair value.
Income tax expense. Income tax expense for the three months ended June 30, 2010 and 2009 was $0.4 million.
Net Loss. Net loss was $1.2 million for the three months ended June 30, 2010 compared to net loss of $6.4 million for the three months ended June 30, 2009, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
PUBLISHING SEGMENT

	Six Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Publishing Segment Revenues
Advertising	$35,751	$35,038	$713
Circulation	21,795	25,652	(3,857)
Books	847	783	64
Licensing and other	470	412	58

Total Publishing Segment Revenues	58,863	61,885	(3,022)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	34,922	34,991	69
Selling and promotion	20,426	22,359	1,933
General and administrative	2,417	3,282	865
Depreciation and amortization	100	131	31

Total Publishing Segment Operating Costs and Expenses	57,865	60,763	2,898

Operating Income	$998	$1,122	$(124)

Publishing revenues decreased 5% for the six months ended June 30, 2010 from the prior-year period. Advertising revenue increased $0.7 million primarily due to an increase in advertising pages in Martha Stewart Weddings and Body + Soul/Whole Living, despite lower rates. Advertising pages also increased in Martha Stewart Living and Everyday Food, but were offset entirely by lower advertising rates across both titles. Circulation revenue decreased $3.9 million largely due to lower effective subscription rates per copy for Martha Stewart Living and Everyday Food and higher related agency commissions, as well as the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter. Circulation revenue for the first half of 2010 was also impacted by lower unit sales of Martha Stewart Weddings, Martha Stewart Living and Everyday Food and the discontinuation of the newsstand-based Weil special interest publication, slightly offset by an increase in unit sales of Body + Soul/Whole Living.

Magazine Publication Schedule	First Half 2010	First Half 2009
Martha Stewart Living	Six Issues	Six Issues
Everyday Food	Six Issues	Six Issues
Martha Stewart Weddings	Two Issues	Two Issues
Body + Soul	Five Issues	Five Issues
Dr. Andrew Weil’s Self Healing	Zero	Six Issues
Special Interest Publications	Zero	One Issue
Production, distribution and editorial expenses decreased $0.1 million largely due to lower paper costs, partially offset by higher art and editorial compensation and story costs. Selling and promotion expenses decreased $1.9 million due to lower subscriber acquisitions and newsstand-related costs, the discontinuation of Dr. Andrew Weil’s Self Healing newsletter and special interest publications and lower advertising and consumer marketing staff costs, partially offset by the timing of marketing promotional costs and higher direct mail investment for Martha Stewart Living. General and administrative expenses decreased $0.9 million largely due to lower headcount and lower facilities-related charges, partially offset by a reversal of non-cash compensation in the prior-year period.

BROADCASTING SEGMENT

	Six Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Broadcasting Segment Revenues
Advertising	$10,842	$12,080	$(1,238)
Radio licensing	1,750	3,750	(2,000)
Licensing and other	7,689	4,993	2,696

Total Broadcasting Segment Revenues	20,281	20,823	(542)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	14,073	14,355	282
Selling and promotion	1,594	1,145	(449)
General and administrative	2,758	2,674	(84)
Depreciation and amortization	136	138	2

Total Broadcasting Segment Operating Costs and Expenses	18,561	18,312	(249)

Operating Income	$1,720	$2,511	$(791)

Broadcasting revenues decreased 3% for the six months ended June 30, 2010 from the prior-year period. Advertising revenue decreased $1.2 million primarily due to the decline in household ratings for The Martha Stewart Show. The decrease was partially offset by an increase in the quantity of integrations at higher rates, higher television spot advertising rates and the inclusion of advertising revenue from our new radio agreement. Radio licensing revenue decreased $2.0 million as a result of our new agreement with Sirius XM, which provides for lower licensing fees than the previous agreement but also provides an opportunity to replace a portion of the licensing fees through advertising sales. Television licensing and other revenue increased $2.7 million due to the recognition of substantially all of the exclusive license fee which represents approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. The benefit of the Hallmark license fee was partially offset by the absence of revenue from our TurboChef relationship and the conclusion of certain Emeril Lagasse television programming, both of which contributed revenues in the six months ended June 30, 2009. The Hallmark license fee was also partially offset by the timing of our international license renewals.
Production, distribution and editorial expenses decreased $0.3 million due to lower distribution fees and production cost savings related to season 5 of The Martha Stewart Show as compared to the prior year’s season 4. These savings were partially offset by the full recognition of production costs for The Emeril Lagasse Show. Selling and promotion expenses increased $0.4 million due to an increase in headcount and higher compensation-related costs.

INTERNET SEGMENT

	Six Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Internet Segment Revenues
Advertising	$7,654	$6,703	$951
Other	110	79	31

Total Internet Segment Revenues	7,764	6,782	982

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	4,048	3,725	(323)
Selling and promotion	3,998	3,504	(494)
General and administrative	824	1,086	262
Depreciation and amortization	569	969	400

Total Internet Segment Operating Costs and Expenses	9,439	9,284	(155)

Operating Loss	$(1,675)	$(2,502)	$827

Internet revenues increased 14% for the six months ended June 30, 2010 from the prior-year period. Advertising revenue increased $1.0 million due to an increase in sold advertising volume, despite lower rates.
Production, distribution and editorial costs increased $0.3 million from the prior-year period due to higher compensation costs from increased headcount. Selling and promotion expenses increased $0.5 million due to higher consumer marketing costs, as well as higher compensation expenses from increased headcount. General and administrative expenses decreased $0.3 million due to reduced headcount as compared to the prior-year period. Depreciation and amortization expenses decreased $0.4 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

MERCHANDISING SEGMENT

	Six Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Merchandising Segment Revenues
Royalty and other	$20,441	$11,839	$8,602
Kmart earned royalty	114	5,158	(5,044)
Kmart minimum true-up	1,071	939	132

Total Merchandising Segment Revenues	21,626	17,936	3,690

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	3,610	4,409	799
Selling and promotion	2,068	1,329	(739)
General and administrative	3,273	2,029	(1,244)
Depreciation and amortization	22	35	13
Impairment on equity investment	—	12,600	12,600

Total Merchandising Segment Operating Costs and Expenses	8,973	20,402	11,429

Operating Income / (Loss)	$12,653	$(2,466)	$15,119

Merchandising revenues increased 21% for the six months ended June 30, 2010 from the prior-year period. Royalty and other revenue increased $8.6 million mostly due to the contribution from our new merchandising relationships, higher royalty rates and sales volume from certain of our existing partners, the additional $2.2 million in one-time revenue from the early termination of our agreement with 1-800-Flowers.com and a one-time $1.0 million payment received from a manufacturing partner. The increase in royalty and other revenue was partially offset by the inclusion of $4.9 million in revenues for the six months ended June 30, 2009 related to our agreement with Kmart, which ended in January 2010. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the six months ended June 30, 2010 and 2009 is listed separately above as Kmart minimum true-up.
Production, distribution and editorial expenses decreased $0.8 million due primarily to lower allocated facilities costs, as compared to the prior-year period. The allocation policy for facilities expenses changed in 2010 for the Merchandising segment only. All allocated rent and facilities charges will now be reflected in the Merchandising segment in the general and administrative expense category. This allocation change does not impact any of our other business segments. Selling and promotion expenses increased $0.7 million mostly as a result of services that we provide to our partners for reimbursable creative services projects, as well as higher consulting fees. General and administrative costs increased $1.2 million largely due to higher allocated facilities costs due to the change in policy described above, as well as higher compensation expenses. In the first half of 2009, we recorded non-cash impairment charges of $12.6 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

	Six Months Ended June 30,
	2010	2009	Better /
(in thousands)	(unaudited)	(unaudited)	(Worse)
Corporate Operating Costs and Expenses
General and administrative	$16,633	$17,627	$994
Depreciation and amortization	1,235	2,626	1,391

Total Corporate Operating Costs and Expenses	17,868	20,253	2,385

Operating Loss	$(17,868)	$(20,253)	$2,385

Corporate operating costs and expenses decreased 12% for the six months ended June 30, 2010 from the prior-year period. General and administrative expenses decreased $1.0 million due to lower rent expense from the consolidation of certain offices, partially offset by higher compensation and related expenses. Depreciation and amortization expenses decreased $1.4 million due to lower depreciation expense also related to the relocation of our office space.
OTHER ITEMS
Interest expense, net. Interest expense, net, was $0.1 million for the six months ended June 30, 2010 and 2009.
Loss on equity securities. Loss was $0.02 million for the six months ended June 30, 2010 compared to a loss of $0.5 million in prior-year period. The losses were the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The losses in the six months ended June 30, 2009 from marking to fair value were partially offset by our sale of certain equity securities that we sold for a gain.
Other Loss. Other loss was $0.2 million for the six months ended June 30, 2009, representing our proportionate share of the results of our equity investments one quarter in arrears. This loss represents our portion of the results of our equity investments for the quarter ended March 31, 2009.
Income tax expense. Income tax expense for the six months ended June 30, 2010 and 2009 was $0.8 million.
Net Loss. Net loss was $5.1 million for the six months ended June 30, 2010, compared to a net loss of $23.2 million for the six months ended June 30, 2009, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the first half of 2010, our overall cash, cash equivalents and short-term investments increased $4.9 million from December 31, 2009. The increase was due to the satisfaction of our 2009 year-end receivable due from Kmart and other advertising receivables, partially offset by capital expenditures and a principal pre-payment of our loan with Bank of America. Cash, cash equivalents and short-term investments were $43.4 million and $38.5 million at June 30, 2010 and December 31, 2009, respectively.
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
Cash provided by / (used in) operating activities was $8.1 million and $(1.3) million for the six months ended June 30, 2010 and 2009, respectively. In the first half of 2010, cash from operations increased primarily due to the satisfaction of the 2009 year-end receivable due from Kmart and other advertising receivables. The increase in cash from operations was partially offset by our operating loss, as discussed earlier, net of non-cash factors including the receivable related to the recognition of substantially all of the exclusive license fee which represents approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for short- and long-term investments, additions to property, plant, and equipment, and for the acquisition of new businesses.
Cash used in investing activities was $(3.1) million and $(2.0) million for the six months ended June 30, 2010 and 2009, respectively. In the first half of 2010, cash flow used in investing activities reflected $3.2 million of cash used for capital improvements primarily in conjunction with our relocation and consolidation of certain offices.
Cash Flows from Financing Activities
Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash outflows from financing activities generally include principal repayment of outstanding debt and debt issuance costs.
Cash flows used in financing activities were $(1.4) million and $(2.0) million for the six months ended June 30, 2010 and 2009. In the first half of 2010, we made $1.5 million in principal pre-payments on our term loan with Bank of America.
Debt
We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. We were compliant with the debt covenants as of June 30, 2010. We had no outstanding borrowings under this facility as of June 30, 2010 and had letters of credit of $2.8 million.
In April 2008, we entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid quarterly over the approximately 5-year duration of the loan term. As of the second quarter of 2010, the Company has prepaid $4.5 million in principal representing amounts due through March 31, 2011. Through that date, there are no principal payments due.

The loan terms require us to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. We were compliant with the debt covenants as of June 30, 2010. The interest rate is equal to a floating rate of 1-month LIBOR plus 2.85%.
Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain aspects of our business related to Emeril Lagasse also fluctuate based on production schedules since this revenue is generally recognized when services are performed. In our Internet segment, advertising revenue on marthastewart.com and our other websites is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines. In addition, we have historically recognized the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount was determined. Our agreement with Kmart ended in January 2010.
Off-Balance Sheet Arrangements
At June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.
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
For those arrangements accounted for under ASU 09-13, we are required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by us or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence, and (3) best estimate of selling price. We are able to establish VSOE for certain of our contract deliverables, however, in most instances we have allocated consideration based upon its best estimate of selling price. We established VSOE of certain deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. Our best estimate of selling price is intended to represent the price at which it would sell the deliverable if we were to sell the item regularly on a standalone basis. Our estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled.
Non-Cash Equity Compensation
We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan have been restricted shares of common stock, performance-based restricted stock units and stock options. Restricted shares are valued at the market value of traded shares on the date of grant. Performance-based restricted stock unit awards are accrued as compensation expense based on the probable outcome of the performance condition, consistent with requirements of ASC Topic 718, “Compensation — Stock Compensation.” Stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates, as well as from adverse changes in our publicly traded investment. We do not utilize financial instruments for trading purposes.
Interest Rates
We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $12.0 million on the term loan at June 30, 2010 at an average rate of 3.16% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.03 million for the three months ended June 30, 2010.
We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of June 30, 2010, net unrealized gains and losses on these investments were not material. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.07 million for the three months ended June 30, 2010.
Stock Prices
We have a common stock investment in a publicly traded company that is subject to market price volatility. This investment had an aggregate fair value of approximately $3.6 million as of June 30, 2010. A hypothetical decrease in the market price of this investment of 10% would result in a fair value of approximately $3.2 million. The hypothetical decrease in fair value of $0.4 million would be recorded in shareholders’ equity as other comprehensive loss, as any change in fair value of our publicly-traded equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the second quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended June 30, 2010:

(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
	(a)		Shares (or Units)	Value) of Shares (or
	Total Number of	(b)	Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
April 2010	2,698	$7.26	Not applicable	Not applicable
May 2010	—	—	Not applicable	Not applicable
June 2010	1,990	$6.00	Not applicable	Not applicable
Total for quarter ended June 30, 2010	4,688	$6.63	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. RESERVED.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title

31.1	Certification of Principal Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC. Date: August 5, 2010
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