Form 10-Q
period 2010-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2010-11-04
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Class	Outstanding as of November 1, 2010
Class A, $0.01 par value	28,641,547
Class B, $0.01 par value	26,317,960

Total	54,959,507

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,238	$25,384
Short-term investments	14,167	13,085
Receivable – sale of short-term investment	1,001	—
Accounts receivable, net	39,705	56,364
Inventory	5,285	5,166
Deferred television production costs	6,162	3,788
Other current assets	5,066	5,709

Total current assets	98,624	109,496
PROPERTY, PLANT AND EQUIPMENT, net	14,767	17,268
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	46,550	47,070
OTHER NONCURRENT ASSETS, net	11,847	10,850

Total assets	$216,895	$229,791

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,728	$26,752
Accrued payroll and related costs	8,538	7,495
Current portion of deferred subscription revenue	15,935	18,587
Current portion of other deferred revenue	6,132	4,716
Current portion of loan payable	1,500	—

Total current liabilities	58,833	57,550

DEFERRED SUBSCRIPTION REVENUE	4,626	5,672
OTHER DEFERRED REVENUE	1,803	2,759
LOAN PAYABLE	9,000	13,500
DEFERRED INCOME TAX LIABILITY	4,208	3,200
OTHER NONCURRENT LIABILITIES	3,638	3,290

Total liabilities	82,108	85,971

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000 shares authorized; 28,433 and 28,313 shares outstanding in 2010 and 2009, respectively	284	283
Class B Common Stock, $.01 par value, 150,000 shares authorized; 26,568 and 26,690 shares outstanding in 2010 and 2009, respectively	266	267
Capital in excess of par value	294,304	290,387
Accumulated deficit	(160,305)	(146,605)
Accumulated other comprehensive income	1,013	263

	135,562	144,595
Less: Class A Treasury Stock – 59 shares at cost	(775)	(775)

Total shareholders’ equity	134,787	143,820

Total liabilities and shareholders’ equity	$216,895	$229,791

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Publishing	$30,038	$27,053	$88,901	$88,938
Broadcasting	5,795	11,036	26,076	31,859
Internet	4,280	2,761	12,044	9,543
Merchandising	9,575	8,931	31,200	26,867

Total revenues	49,688	49,781	158,221	157,207

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	29,184	29,732	85,837	87,212
Selling and promotion	14,803	13,232	42,889	41,569
General and administrative	11,982	16,402	37,887	43,100
Depreciation and amortization	1,627	2,096	3,689	5,994
Impairment charge	—	—	—	12,600

Total operating costs and expenses	57,596	61,462	170,302	190,475

OPERATING LOSS	(7,908)	(11,681)	(12,081)	(33,268)

OTHER (EXPENSE) / INCOME
Interest income / (expense), net	46	(1)	(62)	(91)
Loss on sale of fixed asset	(647)	—	(647)	—
Gain on sale of short-term investments	403	—	403	330
Loss on equity securities	(5)	—	(24)	(877)
Other loss	—	—	—	(236)

Total other expense	(203)	(1)	(330)	(874)

LOSS BEFORE INCOME TAXES	(8,111)	(11,682)	(12,411)	(34,142)

Income tax provision	(475)	(432)	(1,289)	(1,190)

NET LOSS	$(8,586)	$(12,114)	$(13,700)	$(35,332)

LOSS PER SHARE – BASIC AND DILUTED
Net Loss	$(0.16)	$(0.22)	$(.25)	$(0.66)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	54,487	53,865	54,416	53,817

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2010

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2010	28,313	$283	26,690	$267	$290,387	$(146,605)	$263	(59)	$(775)	$143,820
Comprehensive loss:
Net loss	—	—	—	—	—	(13,700)	—	—	—	(13,700)
Other comprehensive income:

Realized gain on sale of short-term investment	—	—	—	—	—	—	(403)	—	—	(403)
Unrealized gain on short-term investment	—	—	—	—	—	—	1,153	—	—	1,153

Total comprehensive loss										(12,950)

Conversion of shares	122	1	(122)	(1)	—	—	—	—	—	—

Issuance of shares of stock in conjunction with stock option exercises	33	—	—	—	81	—	—	—	—	81

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(35)	—	—	—	(306)	—	—	—	—	(306)

Non-cash equity compensation	—	—	—	—	4,142	—	—	—	—	4,142

Balance at September 30, 2010	28,433	$284	26,568	$266	$294,304	$(160,305)	$1,013	(59)	$(775)	$134,787

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,700)	$(35,332)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Non-cash revenue	(5,060)	(370)
Depreciation and amortization	3,689	5,994
Amortization of deferred television production costs	15,439	14,359
Impairment of cost-based investment	—	12,600
Non-cash equity compensation	4,175	6,869
Deferred income tax expense	1,008	991
Loss on equity securities	24	877
Gain on sale of short-term investment	(403)	(330)
Loss on sale of fixed assets	647	—
Other non-cash charges, net	493	590
Changes in operating assets and liabilities	651	(8,196)

Net cash provided by / (used in) operating activities	6,963	(1,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other noncurrent assets	—	(828)
Capital expenditures	(4,156)	(6,790)
Proceeds from the sale of fixed assets	1,403	—
Purchases of short-term investments	(14,282)	(13,926)
Sales of short-term investments	14,845	14,649

Net cash used in investing activities	(2,190)	(6,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,000)	(4,500)
Proceeds received from stock option exercises	81	70
Change in restricted cash	—	(15,000)

Net cash used in financing activities	(2,919)	(19,430)

Net increase / (decrease) in cash	1,854	(28,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,384	50,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,238	$21,931

The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. General

Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2009 (the “2009 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.

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

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

Investments in Other Non-Current Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) (“FIN 46R”) to improve financial reporting by enterprises involved with a variable interest entity (“VIE”) and provides more relevant and reliable information to users of financial statements. Among other changes, the amendments to FIN 46R replaced the then-existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance also requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE.

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

The Company has cost-based investments which represent investments in preferred stock. As of September 30, 2010, the Company’s aggregate carrying value of these investments was $5.7 million and has been included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in VIEs. As of September 30, 2010, the Company’s investments in the entities were substantially equal to its maximum exposure to loss. There are no future contractual funding commitments at this time. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.

The Company’s other significant accounting policies are discussed in more detail in the 2009 10-K, especially under the heading Note 2, “Summary of Significant Accounting Policies.”

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2010
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Cash equivalents:
Money market funds	$455	$—	$—	$455

Short-term investments:
Marketable equity securities	3,273	—	—	3,273
U.S. government and agency securities	—	1,429	—	1,429
Corporate obligations	—	6,630	—	6,630
Other fixed income securities	—	2,499	—	2,499
International securities	—	336	—	336

Total	$3,728	$10,894	$—	$14,622

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

	December 31, 2009
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Cash equivalents:
Money market funds	$332	$—	$—	$332

Short-term investments:
Four month certificate of deposit	—	10,948	—	10,948
Marketable equity securities	2,137	—	—	2,137

Other current assets:
Marketable equity securities	895	—	—	895

Total	$3,364	$10,948	$—	$14,312

Marketable Equity Securities

The cost basis of the marketable equity securities at September 30, 2010 was $2.2 million and the Company recognized $1.1 million through September 30, 2010 in cumulative unrealized gains included in other comprehensive income.

During the third quarter of 2010, the Company sold a portion of its marketable equity securities for a gain of $0.4 million.

Assets measured at fair value on a nonrecurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs.

4. Inventory

Inventory is comprised of paper stock. The inventory balances at September 30, 2010 and December 31, 2009 were $5.3 million and $5.2 million, respectively.

5. Credit Facilities

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. There were no substantive changes from the prior year’s terms. The Company was compliant with the debt covenants as of September 30, 2010. The Company had no outstanding borrowings under this facility as of September 30, 2010 and had letters of credit outstanding of $2.6 million.

In April 2008, the Company entered into a loan agreement with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. As of September 30, 2010, the Company has paid $19.5 million in principal, including prepayment of the $4.5 million due through

June 30, 2011. Accordingly, only one principal payment of $1.5 million due as of September 30, 2011 is reflected as a current liability in the consolidated balance sheet as of September 30, 2010. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms require the Company to be in compliance with certain financial covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. The Company was compliant with the debt covenants as of September 30, 2010.

A summary of the most significant financial and other covenants are discussed in more detail in the 2009 10-K, especially under the heading Note 7, “Credit Facilities.”

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

6. Income taxes

The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $5.8 million to its valuation allowance in the first nine months ended September 30, 2010, resulting in a cumulative balance of $79.0 million as of September 30, 2010. In addition, the Company has recorded $1.3 million of tax expense during the nine months ended September 30, 2010 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $4.2 million at September 30, 2010. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax assets could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2010, the Company had an ASC 740 liability balance of $0.3 million, of which $0.2 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.1 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.1 million.

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

Consistent with requirements of ASC Topic 718, “Compensation – Stock Compensation,” accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. During the third quarter of 2010 the Company determined it was not probable that the performance conditions associated with the 2010 and 2009 performance-based restricted stock unit awards would be achieved. Accordingly, non-cash equity compensation expense of approximately $0.6 million was reversed in the quarter.

No other material awards or modifications to awards were made in the nine months ended September 30, 2010.

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

8. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable equity securities. Total comprehensive loss for the three months ended September 30, 2010 and 2009 was $8.4 million and $11.7 million, respectively. Total comprehensive loss for the nine months ended September 30, 2010 and 2009, was $13.0 million and $34.7 million, respectively.

9. Other

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”

Certain prior year financial information has been reclassified to conform to the 2010 financial statement presentation.

10. Industry Segments

The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting, Internet and Merchandising. The Publishing segment predominantly consists of the Company’s magazine operations and also those related to its book operations. The Broadcasting segment consists of the Company’s television production operations which produce television programming and other licensing revenue from programs that air in syndication and on cable, as well as the Company’s radio operations. The Martha Stewart Show seasons 4 and 5 aired in syndication over a 12-month period beginning and ending in the middle of September. The new season 6 of The Martha Stewart Show currently airs on the Hallmark channel also over a 12-month period beginning and ending in the middle of September. The Internet segment primarily consists of the content-driven website marthastewart.com supported by advertising. The Merchandising segment primarily consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing licensees in exchange for royalty income. The accounting policies for the Company’s business segments are discussed in more detail in the 2009 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”

Segment information for the quarters ended September 30, 2010 and 2009 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2010
Revenues	$30,038	$5,795	$4,280	$9,575	—	$49,688
Non-cash equity compensation	33	3	(15)	(50)	734	705
Depreciation and amortization	69	612	184	13	749	1,627
Operating (loss) / income	(368)	(4,074)	(745)	5,501	(8,222)	(7,908)

2009
Revenues	$27,053	$11,036	$2,761	$8,931	$—	$49,781
Non-cash equity compensation	967	437	163	714	1,727	4,008
Depreciation and amortization	56	699	492	14	835	2,096
Operating (loss) / income	(2,480)	757	(2,070)	3,524	(11,412)	(11,681)

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Segment information for the nine months ended September 30, 2010 and 2009 is as follows:

(in thousands)	Publishing	Broadcasting	Internet	Merchandising	Corporate	Consolidated
2010
Revenues	$88,901	$26,076	$12,044	$31,200	—	$158,221
Non-cash equity compensation	465	217	17	635	2,841	4,175
Depreciation and amortization	169	748	753	35	1,984	3,689
Operating (loss) / income	631	(2,354)	(2,420)	18,154	(26,092)	(12,081)

2009
Revenues	$88,938	$31,859	$9,543	$26,867	$—	$157,207
Non-cash equity compensation	1,219	700	234	1,123	3,593	6,869
Depreciation and amortization	186	837	1,461	49	3,461	5,994
Impairment charge	—	—	—	12,600	—	12,600
Operating (loss) / income	(1,356)	3,269	(4,574)	1,058	(31,665)	(33,268)

The Company announced on October 27, 2010 that, as a result of its efforts to further streamline and improve efficiencies in the Company’s print and digital operations, which included restructuring the Company’s advertising sales and marketing departments, the Company plans to report the results of operations from its Publishing and Internet segments as a consolidated segment titled “Publishing.”

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

Pursuant to the Intangible Asset License Agreement, the Company pays an annual fee of $2.0 million to MSRE over the 5-year term for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and during the term of the agreement to access various real properties owned by Ms. Stewart. On February 8, 2010, the Company executed an amendment to the Intangible Asset License Agreement. Pursuant to the amendment, for 2010 only, the annual fee of $2.0 million that would otherwise be payable on or about September 15, 2010 was reduced to $1.95 million and was to be paid in two installments, the first of which was $0.95 million and was paid in February 2010. The remainder of the payment was made during September 2010 as originally scheduled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Except for historical information contained in this Quarterly Report, the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following among others:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	a loss of the services of Ms. Stewart or Mr. Lagasse;

•	a loss of the services of other key personnel;

•	a further softening of or increased competition in the domestic advertising market;

•

a failure by the economy to sustain any meaningful recovery, including particularly the housing market and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

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

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company has been organized into four business segments with Publishing, Broadcasting and Internet representing our media platforms that are complemented by our Merchandising segment. We announced on October 27, 2010 that, as a result of our efforts to further streamline and improve efficiencies in our print and digital operations, which included restructuring our advertising sales and marketing departments, we plan to report the results of operations from our Publishing and Internet segments as a consolidated segment titled “Publishing.”

In the third quarter of 2010, total revenues were approximately flat with the same quarter in the prior year. Revenues in our Publishing segment increased in the third quarter compared to the prior-year period due primarily to the timing of the fall issue of Martha Stewart Weddings, which was included in the third quarter of 2010, but the fourth quarter of 2009. In addition, Internet segment and Merchandising segment revenues increased compared to the prior year. Offsetting these increases in revenues was a decline in Broadcasting segment revenues primarily due to the absence of revenue from our TurboChef relationship which contributed to revenues in the third quarter of 2009.

Effective with our January 2011 issues of Martha Stewart Living, Everyday Food and Whole Living, we expect to increase our rate bases as follows: Martha Stewart Living rate base to 2.050 million up from 2.025 million in 2010; Everyday Food rate base to 1.025 million up from 1.0 million in 2010; and Whole Living rate base to 700,000 up from 650,000.

Our operating costs and expenses were lower in the third quarter of 2010 compared to the third quarter of 2009. The decline was largely due to lower cash and non-cash bonus accruals as the third quarter of 2009 included a catch-up bonus accrual. In the fourth quarter of 2010, we expect a severance charge to our Corporate segment of less than $1 million related to the recent restructuring of our advertising sales and marketing department.

Media Update. In the third quarter of 2010, revenues from our media platforms decreased from the prior-year period primarily due to reduced revenues in our Broadcasting segment, which was negatively impacted by the absence of TurboChef in this year’s quarter, lower revenue at The Martha Stewart Show in syndication, lower revenue associated with Whatever Martha! and lower guaranteed radio licensing revenue. The decline in the Broadcasting segment was partially offset by increased revenues from our Publishing segment, which benefited from the timing of the fall issue of Martha Stewart Weddings, as well as increased revenues from our Internet segment. The increase in Internet segment revenues in the third quarter of 2010 as compared to the same quarter in 2009 was driven by a 56% increase in advertising revenue. Our unique visitors increased, on average, by 31% from the prior year quarter, according to comScore panel data.

Merchandising Update. In the third quarter of 2010, Merchandising segment revenues were higher due to an increase in revenue from customers other than Kmart, with which our relationship ended during the first quarter of 2010.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

PUBLISHING SEGMENT

(in thousands)	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Advertising	$17,799	$15,615	$2,184
Circulation	11,817	11,027	790
Books	189	92	97
Licensing and other	233	319	(86)

Total Publishing Segment Revenues	30,038	27,053	2,985

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	18,095	18,091	(4)
Selling and promotion	10,962	9,653	(1,309)
General and administrative	1,280	1,733	453
Depreciation and amortization	69	56	(13)

Total Publishing Segment Operating Costs and Expenses	30,406	29,533	(873)

Operating Loss	$(368)	$(2,480)	$2,112

Publishing revenues increased 11% for the three months ended September 30, 2010 from the prior-year period. Advertising revenue increased $2.2 million primarily due to the timing of the 2010 fall issue of Martha Stewart Weddings which was included in the third quarter of 2010 compared to the 2009 issue which was included in the fourth quarter of 2009. Advertising pages increased in Martha Stewart Living but the revenue contribution was mostly offset by lower advertising overall in Whole Living, lower advertising rates in Martha Stewart Living and fewer advertising pages in Everyday Food. Circulation revenue increased $0.8 million largely due to higher newsstand revenue as the result of the timing of the 2010 fall issue of Martha Stewart Weddings, as well as higher unit sales of Martha Stewart Living, Whole Living and the Halloween special, and lower agency commissions for Whole Living. These increases in circulation revenue were partially offset by the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter and lower effective subscription rates per copy for Martha Stewart Living and Everyday Food.

Magazine Publication Schedule	Three months ended September 30, 2010	Three Months ended September 30, 2009
Martha Stewart Living	Three Issues	Three Issues
Everyday Food	Two Issues	Two Issues
Martha Stewart Weddings	One Issue	No Issues
Whole Living (formerly Body + Soul)	Two Issues	Two Issues
Dr. Andrew Weil’s Self-Healing	No Issues	Three Issues
Special Interest Publications	One Issue	One Issue

Production, distribution and editorial expenses were flat for the three months ended September 30, 2010 compared to the prior-year period. Certain production, distribution and editorial expenses increased due to the timing of the 2010 fall issue of Martha Stewart Weddings and higher art and editorial compensation and story costs that were partially related to an upcoming Martha Stewart Living digital initiative. These increases in production, distribution and editorial expenses were fully offset by lower cash and non-cash bonus accruals substantially reflecting the inclusion in the prior-year period of a catch-up bonus accrual. Selling and promotion expenses increased $1.3 million due to higher direct mail investment for Martha Stewart Living, the timing of marketing promotional costs and higher commission expense, partially offset by the lower cash and non-cash bonus accruals in the third quarter of 2010. General and administrative expenses decreased $0.5 million largely due to lower headcount and lower facilities-related charges.

BROADCASTING SEGMENT

(in thousands)	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$4,131	$4,372	$(241)
Radio Licensing	875	1,875	(1,000)
Licensing and other	789	4,789	(4,000)

Total Broadcasting Segment Revenues	5,795	11,036	(5,241)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	6,839	6,772	(67)
Selling and promotion	853	1,031	178
General and administrative	1,565	1,777	212
Depreciation and amortization	612	699	87

Total Broadcasting Segment Operating Costs and Expenses	9,869	10,279	410

Operating (Loss) / Income	$(4,074)	$757	$(4,831)

Broadcasting revenues decreased 47% for the three months ended September 30, 2010 from the prior-year period. Advertising revenue decreased $0.2 million largely due to the decline in household ratings and lower advertising rates for season 5 of The Martha Stewart Show in syndication compared with season 4. The decrease in television advertising revenue was mostly offset by an increase in television integrations and the inclusion of advertising revenue from our new radio agreement with Sirius XM, which provides for lower licensing fees than our previous agreement, but also provides an opportunity to replace a portion of the licensing fees through advertising sales. However, as a result of the lower licensing fees in the new radio agreement, radio licensing revenue decreased $1.0 million. Television licensing and other revenue decreased $4.0 million mostly due to the absence of revenue from our TurboChef relationship, which contributed revenues to the third quarter of 2009, as well as the timing of revenues related to Whatever, Martha! which was delivered in the third quarter of 2009 and is expected to be delivered in the fourth quarter of 2010. In addition, licensing and other revenue declined due to lower licensing revenues related to Emeril Lagasse’s television programming and the timing of our international license renewals.

General and administrative expenses decreased $0.2 million due to lower cash and non-cash bonus accruals, mostly reflecting the inclusion in the prior-year period of a catch-up bonus accrual.

INTERNET SEGMENT

(in thousands)	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Internet Segment Revenues
Advertising	$4,260	$2,735	$1,525
Other	20	26	(6)

Total Internet Segment Revenues	4,280	2,761	1,519

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	2,292	2,166	(126)
Selling and promotion	2,173	1,787	(386)
General and administrative	376	386	10
Depreciation and amortization	184	492	308

Total Internet Segment Operating Costs and Expenses	5,025	4,831	(194)

Operating Loss	$(745)	$(2,070)	$1,325

Internet revenues increased 55% for the three months ended September 30, 2010 from the prior-year period. Advertising revenue increased $1.5 million due to an increase in sold advertising volume, as well as higher overall rates.

Production, distribution and editorial costs increased $0.1 million from the prior-year period due to higher compensation costs from increased headcount, partially offset by lower cash and non-cash bonus accruals mostly reflecting the inclusion in the prior-year period of a catch-up bonus accrual. Selling and promotion expenses increased $0.4 million due to additional website infrastructure investment, higher consumer marketing costs and higher commissions. Depreciation and amortization expenses decreased $0.3 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

MERCHANDISING SEGMENT

(in thousands)	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$9,575	$7,373	$2,202
Kmart earned royalty	—	1,558	(1,558)

Total Merchandising Segment Revenues	9,575	8,931	644

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	1,958	2,703	745
Selling and promotion	815	761	(54)
General and administrative	1,288	1,929	641
Depreciation and amortization	13	14	1

Total Merchandising Segment Operating Costs and Expenses	4,074	5,407	1,333

Operating Income	$5,501	$3,524	$1,977

Merchandising revenues increased 7% for the three months ended September 30, 2010 from the prior-year period. Royalty and other revenue increased $2.2 million due to the contributions from our new merchandising relationships and higher royalty rates and sales volume from certain of our existing partners. These increases in royalty and other revenue were partially offset by the absence of revenue from our TurboChef and 1-800-Flowers.com relationships, which both contributed revenues to the third quarter of 2009. In addition, the prior-year period included $1.6 million of revenues related to our agreement with Kmart, which ended in January 2010.

Production, distribution and editorial expenses decreased $0.7 million due to lower cash and non-cash bonus accruals mostly reflecting the inclusion in the prior-year period of catch-up bonus accrual, as well as lower allocated facilities costs. The allocation policy for facilities expenses changed in 2010 for the Merchandising segment only. All allocated rent and facilities charges are now reflected as overhead costs in the general and administrative expense category in the Merchandising segment instead of allocated throughout the various expense categories. This allocation change does not impact any of our other business segments. General and administrative costs decreased $0.6 million primarily due to lower cash and non-cash bonus accruals, partially offset by higher allocated facilities costs due to the change in policy described above.

CORPORATE

(in thousands)	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$7,473	$10,577	$3,104
Depreciation and amortization	749	835	86

Total Corporate Operating Costs and Expenses	8,222	11,412	3,190

Operating Loss	$(8,222)	$(11,412)	$3,190

Corporate operating costs and expenses decreased 28% for the three months ended September 30, 2010 from the prior-year period. General and administrative expenses decreased $3.1 million due to lower cash and non-cash bonus accruals mostly reflecting the inclusion in the prior-year period of a catch-up bonus accrual, as well as lower rent expense from the consolidation of certain offices.

OTHER ITEMS

Interest income / (expense), net. Interest income, net, was $0.05 million for the three months ended September 30, 2010 compared to interest expense, net, of $(0.0) million for the prior-year period.

Loss on sale of fixed asset. Loss on the sale of a fixed asset was $0.6 million for the three months ended September 30, 2010 with no comparable loss in the prior-year period.

Gain on sale of short-term investments. Gain on the sale of short-term investments from the disposition of certain marketable equity securities was $0.4 million for the three months ended September 30, 2010 with no comparable gain in the prior-year period.

Loss on equity securities. Loss on equity securities was $0.01 million for the three months ended September 30, 2010 with no comparable loss in the prior-year period. The losses were the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.

Income tax expense. Income tax expense for the three months ended September 30, 2010 was $0.5 million, compared to a $0.4 million in the prior-year period.

Net loss. Net loss was $8.6 million for the three months ended September 30, 2010 compared to net loss of $12.1 million for the three months ended September 30, 2009, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

PUBLISHING SEGMENT

	Nine Months Ended September 30,
(in thousands)	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Advertising	$53,550	$50,652	$2,898
Circulation	33,611	36,680	(3,069)
Books	1,036	875	161
Licensing and other	704	731	(27)

Total Publishing Segment Revenues	88,901	88,938	(37)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	53,017	53,081	64
Selling and promotion	31,387	32,012	625
General and administrative	3,697	5,015	1,318
Depreciation and amortization	169	186	17

Total Publishing Segment Operating Costs and Expenses	88,270	90,294	2,024

Operating Income / (Loss)	$631	$(1,356)	$1,987

Publishing revenues were essentially flat for the nine months ended September 30, 2010 compared to the prior-year period. Advertising revenue increased $2.9 million primarily due to the timing of the 2010 fall issue of Martha Stewart Weddings which was included in the third quarter of 2010 compared to the 2009 issue which was included in the fourth quarter of 2009. Advertising pages increased in Martha Stewart Living, Whole Living and Martha Stewart Weddings, but the revenue contribution was partially offset by lower advertising rates across all magazines. Circulation revenue decreased $3.1 million largely due to lower effective subscription rates per copy for Martha Stewart Living and Everyday Food and higher related agency commissions, as well as the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter. Circulation revenue for the first nine months of 2010 was also impacted by lower unit sales of Martha Stewart Living and Everyday Food and the discontinuation of the newsstand-based Weil special interest publication, partially offset by the timing of the 2010 fall issue of Martha Stewart Weddings and an increase in unit sales of Whole Living.

Magazine Publication Schedule	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Martha Stewart Living	Nine Issues	Nine Issues
Everyday Food	Eight Issues	Eight Issues
Martha Stewart Weddings	Three Issues	Two Issues
Whole Living (formerly Body + Soul)	Seven Issues	Seven Issues
Dr. Andrew Weil’s Self Healing	No Issues	Nine Issues
Special Interest Publications	One Issue	Two Issues

Production, distribution and editorial expenses decreased $0.1 million largely due to lower paper costs and lower cash and non-cash bonus accruals, partially offset by higher art and editorial compensation and story costs. Selling and promotion expenses decreased $0.6 million due to lower newsstand-related costs, the discontinuation of Dr. Andrew Weil’s Self Healing newsletter and special interest publications and lower advertising and consumer marketing staff costs including lower cash and non-cash bonus accruals. These decreases in selling and promotion expenses were partially offset by higher direct mail investment for Martha Stewart Living and the timing of marketing promotional costs. General and administrative expenses decreased $1.3 million largely due to lower headcount and lower facilities-related charges.

BROADCASTING SEGMENT

(in thousands)	Nine Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$14,972	$16,453	$(1,481)
Radio Licensing	2,625	5,625	(3,000)
Licensing and other	8,479	9,781	(1,302)

Total Broadcasting Segment Revenues	26,076	31,859	(5,783)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	20,912	21,127	215
Selling and promotion	2,448	2,175	(273)
General and administrative	4,322	4,451	129
Depreciation and amortization	748	837	89

Total Broadcasting Segment Operating Costs and Expenses	28,430	28,590	160

Operating (Loss) / Income	$(2,354)	$3,269	$(5,623)

Broadcasting revenues decreased 18% for the nine months ended September 30, 2010 from the prior-year period. Advertising revenue decreased $1.5 million primarily due to the decline in household ratings for season 5 of The Martha Stewart Show in syndication compared with season 4. The decrease was partially offset by an increase in the quantity of integrations at higher rates and the inclusion of advertising revenue from our new radio agreement with Sirius XM, which provides for lower licensing fees than our previous agreement, but also provides an opportunity to replace a portion of the licensing fees through advertising sales. However, as a result of the lower licensing fees in the new radio agreement, radio licensing revenue decreased $3.0 million. Television licensing and other revenue decreased $1.3 million due to the absence of revenue from our TurboChef relationship, which contributed revenues in 2009, as well as the timing of revenues related to Whatever, Martha! which was delivered in the third quarter of 2009 and is expected to be delivered in the fourth quarter of 2010. In addition, licensing and other revenue declined due to lower licensing revenues related to Emeril Lagasse’s television programming and the timing of our international license renewals. The decreases in licensing and other revenue were partially offset by the recognition of substantially all of the exclusive license fee which represents approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming.

Production, distribution and editorial expenses decreased $0.2 million due to lower distribution fees and production cost savings related to season 5 of The Martha Stewart Show as compared to the prior year’s season 4. These savings were partially offset by the full recognition of production costs for The Emeril Lagasse Show. Selling and promotion expenses increased $0.3 million due to an increase in headcount and higher compensation-related costs.

INTERNET SEGMENT

	Nine Months Ended September 30,
(in thousands)	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Internet Segment Revenues
Advertising	$11,914	$9,445	$2,469
Other	130	98	32

Total Internet Segment Revenues	12,044	9,543	2,501

Internet Segment Operating Costs and Expenses
Production, distribution and editorial	6,340	5,892	(448)
Selling and promotion	6,171	5,292	(879)
General and administrative	1,200	1,472	272
Depreciation and amortization	753	1,461	708

Total Internet Segment Operating Costs and Expenses	14,464	14,117	(347)

Operating Loss	$(2,420)	$(4,574)	$(2,154)

Internet revenues increased 26% for the nine months ended September 30, 2010 from the prior-year period. Advertising revenue increased $2.5 million due to an increase in sold advertising volume. Overall rates were lower for the nine-month period ended September 30, 2010 compared to the prior-year period, despite an increase in rates in the third quarter of 2010 as compared to the third quarter of 2009.

Production, distribution and editorial costs increased $0.4 million from the prior-year period due to higher compensation costs from increased headcount, partially offset by lower cash and non-cash bonus accruals. Selling and promotion expenses increased $0.9 million due to additional website infrastructure investment, higher consumer marketing costs, higher commissions and higher compensation expenses from increased headcount. General and administrative expenses decreased $0.3 million due to reduced headcount as compared to the prior-year period. Depreciation and amortization expenses decreased $0.7 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

MERCHANDISING SEGMENT

	Nine Months Ended September 30,
(in thousands)	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$30,015	$19,212	$10,803
Kmart earned royalty	1,071	6,716	(5,645)
Kmart minimum true-up	114	939	(825)

Total Merchandising Segment Revenues	31,200	26,867	4,333

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	5,568	7,112	1,544
Selling and promotion	2,883	2,090	(793)
General and administrative	4,560	3,958	(602)
Depreciation and amortization	35	49	14
Impairment on equity investment	—	12,600	12,600

Total Merchandising Segment Operating Costs and Expenses	13,046	25,809	12,763

Operating Income	$18,154	$1,058	$17,096

Merchandising revenues increased 16% for the nine months ended September 30, 2010 from the prior-year period. Royalty and other revenue increased $10.8 million mostly due to the contributions of our new merchandising relationships, higher royalty rates and sales volume from certain of our existing partners, the additional one-time revenue from the early termination of our agreement with 1-800-Flowers.com and a one-time $1.0 million payment received from a manufacturing partner. These increases in royalty and other revenue were partially offset by the absence of revenue from our TurboChef relationship, which contributed revenues in 2009. In addition, the prior-year period included $7.7 million of revenues related to our agreement with Kmart. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the nine months ended September 30, 2010 and 2009 is listed separately above as Kmart minimum true-up.

Production, distribution and editorial expenses decreased $1.5 million due to lower allocated facilities costs, as compared to the prior-year period, as well as lower cash and non-cash bonus accruals. The allocation policy for facilities expenses changed in 2010 for the Merchandising segment only. All allocated rent and facilities charges are now reflected in the Merchandising segment in the general and administrative expense category. This allocation change does not impact any of our other business segments. Selling and promotion expenses increased $0.8 million mostly as a result of services that we provide to our partners for reimbursable creative services projects, as well as higher consulting fees. General and administrative costs increased $0.6 million largely due to higher allocated facilities costs due to the change in policy described above, as well as higher compensation expenses, partially offset by lower cash and non-cash bonus accruals. In the nine months ended September 30, 2009, we recorded non-cash impairment charges of $12.6 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

	Nine Months Ended September 30,
(in thousands)	2010 (unaudited)	2009 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$24,108	$28,204	$4,096
Depreciation and amortization	1,984	3,461	1,477

Total Corporate Operating Costs and Expenses	26,092	31,665	5,573

Operating Loss	$(26,092)	$(31,665)	$5,573

Corporate operating costs and expenses decreased 18% for the nine months ended September 30, 2010 from the prior-year period. General and administrative expenses decreased $4.1 million due to lower rent expense from the consolidation of certain offices and lower cash and non-cash bonus accruals and lower compensation and related expenses. Depreciation and amortization expenses decreased $1.5 million due to lower depreciation expense also related to the relocation of our office space.

OTHER ITEMS

Interest expense, net. Interest expense, net, was $0.1 million for both the nine months ended September 30, 2010 and 2009.

Loss on sale of fixed asset. Loss on the sale of a fixed asset was $0.6 million for the nine months ended September 30, 2010 with no comparable loss in the prior-year period.

Gain on sale of short-term investments. Gain on the sale of short-term investments from the disposition of certain marketable equity securities was $0.4 million for the nine months ended September 30, 2010 and $0.3 million in the prior-year period.

Loss on equity securities. Loss on equity securities was $0.02 million for the nine months ended September 30, 2010 compared to $0.9 million in the prior-year period. The losses were the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.

Other Loss. Other loss was $0.2 million for the nine months ended September 30, 2009 with no comparable loss in the current period. The other loss in 2009 was related to certain investments in equity securities that were previously accounted for under the equity method but, since the second quarter of 2009, have been accounted for under the cost method.

Income tax expense. Income tax expense for the nine months ended September 30, 2010 was $1.3 million, compared to a $1.2 million in the prior-year period.

Net Loss. Net loss was $13.7 million for the nine months ended September 30, 2010, compared to a net loss of $35.3 million for the nine months ended September 30, 2009, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the first nine months of 2010, our overall cash, cash equivalents and short-term investments increased $2.9 million from December 31, 2009. The increase was due to the satisfaction of our 2009 year-end receivable due from Kmart and other advertising receivables, partially offset by capital expenditures and principal pre-payments of our loan with Bank of America. Cash, cash equivalents and short-term investments were $41.4 million and $38.5 million at September 30, 2010 and December 31, 2009, respectively. In addition, as of September 30, 2010, we had $1.0 million in receivables that represents cash proceeds from the sale of certain marketable equity securities that was settled during the first week of October 2010.

While we have generated cash from operating activities in excess of cash used in investing and financing activities for the first nine months of 2010, we anticipate an overall use of cash for the full year 2010. However, we believe that our available cash balances and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months.

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

Cash provided by / (used in) operating activities was $7.0 million and $(1.9) million for the nine months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010, cash from operations increased primarily due to the satisfaction of the 2009 year-end receivable due from Kmart and other advertising receivables. The increase in cash from operations was partially offset by our operating loss, as discussed earlier, net of non-cash factors including the receivable related to the recognition of substantially all of the exclusive license fee which represents approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for short- and long-term investments, additions to property, plant, and equipment, and for the acquisition of new businesses.

Cash used in investing activities was $2.2 million and $6.9 million for the nine months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010, cash flow used in investing activities reflected $4.2 million of cash used for capital improvements primarily in conjunction with our relocation and consolidation of certain offices. The cash used for capital expenditures was partially offset by the cash received from the sale of certain fixed assets.

Cash Flows from Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash outflows from financing activities generally include principal repayment of outstanding debt and debt issuance costs.

Cash flows used in financing activities were $2.9 million and $19.4 million for the nine months ended September 30, 2010 and 2009. During the first nine months of 2010, we made $3.0 million in principal pre-payments on our term loan with Bank of America.

Debt

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. We were compliant with the debt covenants as of September 30, 2010. We had no outstanding borrowings under this facility as of September 30, 2010 and had letters of credit outstanding of $2.6 million.

In April 2008, we entered into a loan agreement with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid quarterly for the duration of the loan term, approximately 5 years. In aggregate, as of September 30, 2010, we had paid $19.5 million in principal on the term loan, including prepayment of the $4.5 million due through June 30, 2011. At September 30, 2010, the outstanding balance under the loan was $10.5 million. The interest rate is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms require us to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. We were compliant with the debt covenants, some of which are rolling twelve-month covenants, as of September 30, 2010. However, because we will lose the benefit of certain one-time, non-recurring results that positively impacted the fourth quarter of 2009 that will be absent from the fourth quarter of 2010, we anticipated that we would be in violation of the covenants of the loan agreement that require us to maintain a Funded Debt to EBITDA Ratio (as defined in the loan agreement) equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio (as defined in the loan agreement) equal to or greater than 2.75 as of the twelve month period ending December 31, 2010. To avoid an event of default, we have executed a waiver in respect of the maintenance of these covenants of the loan agreement with Bank of America that applies to the fourth quarter of 2010 and the first quarter of 2011. See Note 7 of the Notes to the Financial Statements contained in our 2009 Annual Report for additional information about our loan agreement with Bank of America.

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

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

The determination of units of accounting includes several criteria under both ASC 605 and ASU 09-13. Consistent with ASC 605, ASU 09-13 requires that we examine separate contracts with the same entity or related parties that are entered into or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. While both ASC 605 and ASU 09-13 require that units delivered have standalone value to the customer, ASU 09-13 modifies the separation criteria in determining units of accounting by eliminating the requirement to obtain objective and reliable evidence of the fair value of undelivered items. As a result of the elimination of this requirement, our significant program deliverables generally meet the separation criteria under ASU 09-13, whereas under ASC 605 they did not qualify as separate units of accounting.

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

Non-Cash Equity Compensation

We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan have been restricted shares of common stock, performance-based restricted stock units and stock options. Restricted shares are valued at the market value of traded shares on the date of grant. Performance-based restricted stock unit awards are accrued as compensation expense based on the probable outcome of the performance condition, consistent with requirements of ASC Topic 718, “Compensation – Stock Compensation.” Stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.

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

Interest Rates

We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR plus 2.85% and averaged 3.14% for the quarter ended September 30, 2010. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $10.5 million on the loan at September 30, 2010. A one percentage point increase in the interest rate from the quarterly average would have increased interest expense by $0.03 million for the three months ended September 30, 2010.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of September 30, 2010, net unrealized gains and losses on these investments were not material. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A one percentage point decrease in average interest rates would have decreased interest income by $0.1 million for the three months ended September 30, 2010.

Stock Prices

We own marketable equity securities in a publicly traded company that is subject to market price volatility. This investment had an aggregate fair value of approximately $3.3 million as of September 30, 2010. A hypothetical decrease in the market price of this investment of 10% would result in a fair value of approximately $3.0 million. The hypothetical decrease in fair value of $0.3 million would be recorded in shareholders’ equity as other comprehensive loss, as any change in fair value of our publicly-traded equity securities are not recognized on our statement of operations, unless the loss is deemed other-than-temporary.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we have determined that, during the third quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

ITEM 1A.	RISK FACTORS

There have been no material changes from legal proceedings as previously disclosed in the 2009 10-K, under the heading Part I, Item 1A, “Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended September 30, 2010:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2010	22,227	$4.87	Not applicable	Not applicable
August 2010	—	—	Not applicable	Not applicable
September 2010	278	$4.69	Not applicable	Not applicable

Total for quarter ended September 30, 2010	22,505	$4.83	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

On November 1, 2010, Bank of America, N.A. (the “Bank”) executed a waiver under the Amended and Restated Loan Agreement among the Bank and Martha Stewart Living Omnimedia, Inc. and its wholly-owned subsidiary, MSLO Emeril Acquisition Sub LLC dated as of August 7, 2009, pursuant to which the Bank agreed to waive the application of the covenants set forth in Section 8.2 (Funded Debt to EBITDA Ratio) and Section 8.3 (Parent Guarantor Basic Fixed Charge Coverage Ratio) of the Amended and Restated Loan Agreement with respect to the last day of each of the fiscal quarters ending December 31, 2010 and March 31, 2011.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Waiver dated as of November 1, 2010, to the Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.

10.2	Amendment dated as of October 29, 2010 to the Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman.

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 4, 2010

/S/ KELLI TURNER
Name:	Kelli Turner
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Waiver dated as of November 1, 2010, to the Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc.

10.2	Amendment dated as of October 29, 2010 to the Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman.

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)