Form 10-K
period 2010-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2011-03-15
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 30, 2010, was $130,482,564.*

*	Excludes 1,745,612 shares of our Class A Common Stock, and 26,690,125 shares of our Class B Common Stock, held by directors, officers and 10% stockholders, as of June 30, 2010. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.

Number of Shares Outstanding As of March 10, 2011

29,014,627 shares of Class A Common Stock

26,067,961 shares of Class B Common Stock

Documents Incorporated by Reference.

Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for

Its 2011 Annual Meeting of Stockholders are Incorporated

by Reference into Part III of This Report.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and, unless the context requires otherwise, Martha Stewart Living Omnimedia LLC (“MSLO LLC”), the legal entity that, prior to October 22, 1999, operated many of the businesses we now operate, and their respective subsidiaries.

FORWARD-LOOKING STATEMENTS

All statements in this Annual Report on Form 10-K, except to the extent describing historical facts, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as other factors. Forward-looking statements herein speak only as of the date of filing of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business.

OVERVIEW

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. We are organized into three business segments with Publishing and Broadcasting representing our media segments that are complemented by our Merchandising segment, a combination that enables us to cross-promote our content and products.

Our growth strategy is three-pronged:

•

Strengthen and expand our media business by building new brands, exploring new distribution opportunities for our assets, and further capitalizing on our ability to offer cross-platform programs to advertisers

•	Grow our merchandising business by leveraging our brand equity to expand established businesses and by diversifying into new categories and distribution channels; and

•	Expand internationally

The media and merchandise we create generally encompass the following core areas:

•	Cooking and Entertaining (recipes, techniques, and indoor and outdoor entertaining)

•	Holidays (celebrating special days and special occasions)

•	Crafts (how-to projects)

•	Home (decorating, collecting and renovating)

•	Whole Living (healthy living and sustainable practices)

•	Weddings (all aspects of planning, celebrating and commemorating a wedding)

•	Organizing (homekeeping, clotheskeeping, restoring and other types of domestic maintenance)

•	Gardening (planting, landscape design and outdoor living)

•	Pets (grooming, apparel, feeding and health)

As of March 1, 2011, we had approximately 615 employees. Our revenues from foreign sources were $6.5 million, $10.8 million and $13.4 million in 2010, 2009 and 2008, respectively, which were largely comprised of international sales of television content. In the future, we plan to grow international revenues from other areas of our business. Substantially all of our assets are located within the United States.

HISTORY

Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic arts, authoring eight more books on a variety of our core content areas. In 1990, Time Publishing Ventures, Inc. (“TPV”), a subsidiary of Time Inc., launched Martha Stewart Living magazine with Ms. Stewart serving as its editor-in-chief. In 1993, TPV began producing a weekly television program, Living, hosted by Ms. Stewart. In 1995, TPV launched a mail-order catalog, Martha by Mail, which made available products featured in, or developed in connection with, the magazine and television program. In late 1996 and early 1997, a series of transactions occurred resulting in MSLO LLC acquiring substantially all Martha Stewart-related businesses. Ms. Stewart was the majority owner of MSLO LLC; TPV retained a small equity interest in the business. On October 22, 1999, MSLO LLC merged into MSO, then a wholly owned subsidiary of MSLO LLC. Immediately following the merger, we consummated an initial public offering.

BUSINESS SEGMENTS

Our three business segments are described below. Additional financial information relating to these segments may be found in Note 16, Business Segments, in the Notes to Consolidated Financial Statements.

PUBLISHING

In 2010, we announced our plan to report a “new” Publishing segment which encompasses our print and digital distribution platforms that were previously reported in our Publishing and Internet segments. We have been continuing to execute our strategy to leverage our core content across our print and digital platforms more efficiently by further centralizing the creative process. In addition, during the fourth quarter of 2010, we reorganized our advertising sales force to centralize selling efforts across all media. As a result of these fundamental changes in the way we view our business, we evaluated our operating segments and determined that the print and digital platforms no longer met the definition of separate operating segments in accordance with Accounting Standards Codification 280, Segment Reporting. The new Publishing operating segment provides management with a more meaningful assessment of the operating performance of our print and digital platforms. All discussions of the Publishing operating segment, as well as Publishing segment financial information contained in Note 16, Business Segments, in the Notes to Consolidated Financial Statements, have been restated to reflect the results of the new Publishing operating segment.

In 2010, our Publishing segment accounted for 63% of our total revenues, consisting of operations related to magazine and book publishing and digital distribution, principally through our website, marthastewart.com. Revenues from magazine and digital advertising represented approximately 66% of the segment’s revenues in 2010, while circulation revenues represented approximately 32% of the segment’s revenues.

Magazines

Martha Stewart Living. Our flagship magazine, Martha Stewart Living, is the foundation of our publishing business. Launched in 1990 as a quarterly publication with a circulation of 250,000, we currently publish Martha Stewart Living on a monthly basis with a rate base of 2.05 million, effective with the January 2011 issue. The magazine appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living offers lifestyle ideas and original how-to information in a highly visual, upscale editorial environment. The magazine has won numerous prestigious industry awards and generates a majority of our magazine revenues, primarily from advertising revenue.

Martha Stewart Weddings. We launched Martha Stewart Weddings in 1994, originally as an annual publication. In 1997, it went to semi-annual publication and became a quarterly in 1999. Martha Stewart Weddings targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands. In addition to quarterly publications, we have issued special publications including, most recently, Martha Stewart Weddings – Destination Weddings and Dream Honeymoons, which was on sale in the fourth quarter of 2010.

Everyday Food. We launched Everyday Food in September 2003 after publishing four test issues. This digest-sized magazine featuring quick, easy recipes was created for the supermarket shopper and the everyday cook. Everyday Food targets women ages 25 to 49 and is intended to broaden our consumer audience while developing a new brand and diversifying our revenue.

Whole Living. In August 2004, we acquired certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter (“Body & Soul Group”), publications featuring “natural living” content. In 2010, we discontinued our relationship with Dr. Andrew Weil and no longer publish Dr. Andrew Weil’s Self Healing newsletter or any Dr. Weil special interest publications. Effective with the June 2010 issue, we changed the name of Body + Soul/Whole Living magazine to Whole Living in an attempt to more effectively integrate with our corresponding website, wholeliving.com, and to broaden the editorial coverage of the magazine, which we believe may provide opportunities to increase consumer and advertising demand.

Magazine Summary

Certain information related to our subscription magazines is as follows:

Title	2009 Rate Base *		2010 Rate Base *		2011 Rate Base *		Frequency
Martha Stewart Living	2,025,000		2,025,000		2,050,000		12
Martha Stewart Weddings	N/A	***	N/A	***	N/A	***	5	**
Everyday Food	1,000,000		1,000,000		1,025,000		10
Whole Living	600,000		650,000		700,000		10

*	Rate base increases are effective with the January issues which typically are on sale in December of the prior fiscal year.
**	Includes one special issue of Martha Stewart Weddings
***	Does not have a stated rate base.

Special Interest Publications. In addition to our periodic magazines, we occasionally publish special interest magazine editions. Our special interest publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In 2010, we published the Martha Stewart Living Halloween Special and the Martha Stewart Holiday Special.

Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R. R. Donnelly and currently purchase paper through an agreement with Time Inc. As paper prices decreased in 2009 and 2010 because of lower market demand, the paper mills consolidated operations in response to the declining paper demand. We expect paper pricing to increase in 2011 due to the consolidation of the paper mills along with increased costs of raw materials, energy and fuel. We also expect our costs for magazine distribution to be higher in 2011 due to higher fuel costs. We use no other significant raw materials in our businesses. Newsstand distribution of the magazines is handled by Time Warner Retail Sales and Marketing (“TWRSM”), an affiliate of Time Inc., under an agreement that expires in June 2014. Subscription fulfillment services for our magazines are provided by Time Customer Service, another affiliate of Time Inc., under an agreement that expires in June 2014.

Books

In the second quarter of 2007, we announced a multi-year agreement with Clarkson Potter/Publishers to publish 10 Martha Stewart branded books. Subsequent amendments ultimately increased the number of books to be delivered to 17, of which 14 have been delivered and accepted through December 31, 2010. We are currently in negotiations for a new multi-year, multi-book agreement and expect to continue providing Martha Stewart branded books in the future. In 2010, three books were published under this agreement — Everyday Food–Fresh Flavors Fast, Martha Stewart’s Encyclopedia of Sewing & Fabric Crafts and Power Foods.

In August 2008, we announced a multi-year agreement with Harper Studio to publish 10 Emeril Lagasse branded books, of which 4 have been delivered and accepted through December 31, 2010. One book, Farm to Fork: Cooking Local, Cooking Fresh, was published under this agreement in 2010.

Through our efforts in the books business and the rights we acquired related to Emeril’s book backlist, we now have a library of approximately 80 books.

Digital Properties

marthastewart.com

The marthastewart.com website is the flagship address of our digital properties, offering a vast quantity of continually updated articles and recipes developed from several Martha Stewart brands, including our magazine properties. Since the website’s relaunch in 2007 as a content-focused, advertising-driven media website, marthastewart.com has received many industry awards. The website provides engaging experiences in several lifestyle categories: food, entertaining, holidays, home and garden, crafts and pets. The website also serves as a gateway to our other properties, including wholeliving.com and marthastewartweddings.com. In 2010, we invested in a replatforming of our website that will allow for additional functionality in 2011 and beyond. The enhancements to the website are expected to improve user engagement and expand our advertising inventory which, together, is expected to drive growth in our audience and revenues.

marthastewartweddings.com

In 2008, we launched marthastewartweddings.com to guide brides-to-be through the planning and designing of their weddings, with a strong emphasis on identifying and developing each bride’s personalized wedding style.

wholeliving.com

In 2008, we also launched wholeliving.com, a website designed to help women achieve their goals for living better lives, with a focus on wellness and beauty, healthy recipes, green living, fitness, and personal happiness. In 2010, in conjunction with the change in title of the magazine Body + Soul/Whole Living to Whole Living, unique visitors to wholeliving.com doubled due to improvements in branding, product and programming and due to an increase in popularity of this lifestyle category overall.

WeddingWire

In the first quarter of 2008, we entered into a series of transactions with WeddingWire to acquire approximately 43% of the equity in WeddingWire, a localized wedding platform that combines an online marketplace with planning tools and a social community. The addition of WeddingWire’s planning tool set to our site expands our wedding’s franchise and further builds our interactive community by adapting WeddingWire’s technology for other digital content areas.

pingg

In the fourth quarter of 2008, we entered into an agreement with pingg to acquire approximately 21% of the equity in pingg, an online invitation and event management site. Some of the most popular searches on marthastewart.com relate to entertaining, including baby and bridal showers, birthday parties and graduation parties. Visitors to the pingg site can conveniently create online invitations for their events by incorporating the beautiful imagery and photography for which the Martha Stewart brand is known.

Ziplist

In May 2009, we entered into an agreement with Ziplist to acquire a minority equity stake of approximately 10% of the equity in Ziplist, a company which provided us with the technology to power our Martha’s Everyday Food App for the iPhone and Ipod touch. This application became available in the first quarter of 2010. Ziplist is a customizable, multiplatform digital grocery planning and shopping list service. Ziplist allows our customers to add any recipe’s ingredients to their grocery lists with one click and those lists can then be synced and shared online.

Apps

In 2010, we developed two digital apps that were available for purchase through Apple iTunes. One app was a digital magazine specifically designed for the Apple iPad subtitled “Boundless Beauty” which coincided with the 20th anniversary of the Martha Stewart Living magazine. The other app that launched in 2010 was our Cookie app for the iPad that included over 50 recipes, as well as built-in timers, grocery lists, videos and innovative search and organizing options.

Competition

Publishing is a highly competitive business. Our magazines, books and digital apps compete not only with other magazines, books and digital apps, but also with other mass media, websites and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with women’s service, decorating, cooking and lifestyle magazines and websites. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily with wedding service magazines and websites. Whole Living competes for readers and advertising dollars primarily with women’s lifestyle, health, fitness, and natural living magazines and websites. Our special interest publications can compete with a variety of magazines depending on the focus of the particular issue. Capturing advertising sales for our digital properties is highly competitive as well. marthastewart.com competes with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for advertising rates is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site.

Seasonality

Our Publishing segment can experience fluctuations in quarterly performance due to variations in the publication schedule from year to year, timing of direct mail expenses, delivery and acceptance of books under our long-term book contracts and variability of audience and traffic on marthastewart.com, as well as other seasonal factors. Not all of our magazines are published on a regularly scheduled basis throughout the year. For example, Martha Stewart Weddings was published five times in 2009: two issues in the second quarter and three issues in the fourth quarter. In 2010, Martha Stewart Weddings was also published five times, but in different quarters from 2009: one issue in each of the first, second, and third quarters; and two issues in the fourth quarter. Additionally, the publication schedule for our special interest publications can vary and lead to quarterly fluctuations in the Publishing segment’s results. Advertising revenue on marthastewart.com is typically highest in the fourth quarter of the year due to higher consumer demand in our holiday content areas, and corresponding higher advertiser demand to reach our audience demographic with their marketing messages.

BROADCASTING

Our Broadcasting business segment accounted for 18% of our total revenues in 2010. The segment consists of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats, revenue derived from the provision of talent services, and the operations of our satellite radio channel. We generally own the copyrights in the programs we produce for television and radio distribution.

The Martha Stewart Show launched in September 2005 as a syndicated daily lifestyle series hosted by Martha Stewart and it generates the majority of the Broadcasting segment’s revenue. Filmed in front of a studio audience, the Emmy™ Award-winning show consists of several segments within each episode, featuring inspiring ideas and new projects from one or several of our core content areas. NBC Universal Domestic Television Distribution distributed the program domestically through season 5.

In 2010, we partnered with Hallmark Channel, a cable television network owned and operated by Crown Media Holdings, Inc., to exclusively televise original episodes of the The Martha Stewart Show that began with the launch of season 6 in September 2010. As part of the agreement, we also agreed to develop a range of new and original series and prime time specials, which now include Mad Hungry with Lucinda Scala Quinn, Martha Bakes and Petkeeping with Marc Morrone. We own the television content we produce for Hallmark Channel and we have the ability in the future to further monetize these assets. Similar to the agreement for syndicated distribution, revenues for The Martha Stewart Show on Hallmark Channel are mostly comprised of advertising, product integration and licensing revenues. Revenues for the companion programs on Hallmark Channel generally consist of licensing revenue.

In 2008, the “Whatever Girls,” a popular duo on the Martha Stewart Living Radio channel on Sirius XM Radio, debuted a television show called Whatever Martha!, which includes original commentary on classic clips of Living, a show we previously produced that ceased airing in September 2004. The first two series of Whatever Martha! aired on the Fine Living cable channel and the third series is expected to air on Hallmark Channel.

From 2005 to 2010, Everyday Food, a half-hour original series inspired by the magazine of the same name, aired weekly on PBS stations nationwide. Unlike revenues for The Martha Stewart Show, revenues for the Everyday Food series were provided by underwriters.

Emeril Lagasse provides various television services for us as part of our Broadcasting segment growth strategy. During 2008, we entered into an agreement with Discovery Talent Services LLC pursuant to which Emeril Lagasse provides talent services for the television series Emeril Green that airs daily on Discovery’s Planet Green channel. In 2010, Emeril Lagasse hosted several new shows including a new, hour-long television series, The Emeril Lagasse Show, which was broadcast on ION Television. Fresh Food Fast, hosted by Emeril Lagasse on TVFN’s new Cooking Channel, also began airing in 2010. This half-hour show features Chef Emeril Lagasse as he focuses on local produce and quick meals. In 2011, Emeril Lagasse is expected to host a new primetime show on the Cooking Channel, as well as a new cooking series that will be aired on Hallmark Channel.

In November 2009, we renewed our agreement with Sirius XM Radio for an additional two years. The Martha Stewart Living Radio channel launched on Sirius Satellite Radio, now known as Sirius XM Radio, in November 2005 providing programming 24 hours a day, seven days a week, of which 65 hours each week is original programming created by our experts.

Competition

Broadcasting is a highly competitive business. Overall competitive factors in this segment include programming content, quality and distribution as well as the demographic appeal of the programming. Competition for television and radio advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and effectiveness of the advertising sales staff. Our television programs compete directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming on other television stations and all other competing forms of media. Our radio programs compete for listeners with similarly themed programming on both satellite and terrestrial radio.

Seasonality

Our Broadcasting segment can experience fluctuations in quarterly performance due to, among other things, seasonal advertising patterns, seasonal influences on people’s viewing habits and audience increases for our programming during holiday seasons. Because television seasons run 12 months beginning and ending in the middle of September, the 2010 results include a large portion of season 5 of The Martha Stewart Show which aired in syndication and the first 16 weeks of season 6 of The Martha Stewart Show, which now airs on cable. While repeat episodes air over the summer, original episodes typically run September to May and generally command higher ratings and revenues.

MERCHANDISING

Our Merchandising segment contributed 19% of our total revenues in 2010. The segment consists of operations related to the design of merchandise and related packaging, promotional and advertising materials, and the licensing of various proprietary trademarks, in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and promotional materials. Our retail partners source the products through a manufacturer base and are mostly responsible for the promotion of the product. Our manufacturing partners source and/or produce the branded products together with other lines they make or sell. Our licensing agreements do not require us to maintain any inventory nor incur any meaningful expenses other than employee compensation. We own all trademarks for each of our branded merchandising programs and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.

Select Licensed Retail Partnerships

Martha Stewart Living at The Home Depot

In 2010, we launched the Martha Stewart Living program at The Home Depot, which is currently available at all of The Home Depot’s 1,976 stores in the United States and all of the 179 The Home Depot stores in Canada, as well as on homedepot.com and Home Decorators Collection catalog business. The Martha Stewart Living program at The Home Depot encompasses a broad range of home décor, seasonal and outdoor living products, including paint, storage and organization, outdoor furniture, garden seeds, wall-to-wall carpet, indoor and outdoor area rugs, drapery and drapery hardware, cabinetry, countertops, and seasonal holiday decor.

Martha Stewart Collection at Macy’s

In September 2007, we introduced the Martha Stewart Collection exclusively at Macy’s. It is currently available at the nearly 650 Macy’s stores in the United States that offer home products, as well as macys.com. The Martha Stewart Collection line encompasses a broad range of home goods, including bed and bath décor and textiles, housewares, food preparation and other kitchen items, tabletop, holiday decorating and trim-a-tree items.

Sandals® Weddings by Martha Stewart

In October 2009, we launched the Sandals® Weddings by Martha Stewart partnership with Sandals Resorts International. The exclusive line of Martha Stewart themed destination weddings is available at any of the 17 Luxury Included® Sandals Resorts and Beaches Resorts across the Caribbean.

Martha Stewart Flowers with 1-800-Flowers

In the second quarter of 2010, we announced the early termination of our agreement with 1-800-Flowers.com, our co-branded floral, plant and gift baskets program.

Martha Stewart Everyday at Kmart and Sears Canada

In the United States, we had an exclusive license agreement with Kmart Corporation in the mass-market channel that began in 1997 and ended in January 2010 and which provided for annual minimum royalties. In 2010, Kmart represented only 1% of total Company revenues, but represented approximately 10% of total Company revenues in each of 2008 and 2009. Kmart’s contribution to both total Merchandising revenues and total Company revenues decreased materially from 2007 through 2010 mostly as the result of a decrease in the annual minimum royalties due from Kmart and the continued diversification of our business. In Canada, we had an exclusive license agreement with Sears Canada for Martha Stewart Everyday from September 2003 to August 2008.

Select Licensed Martha Stewart Manufacturing Partnerships

Martha Stewart Crafts

In May 2007, we launched Martha Stewart Crafts, a paper-based crafting program with our manufacturing partner, Wilton Properties Inc. (formerly UCG Paper Crafts Properties Inc. and EK Success, LTD), at Michael’s stores in the United States. The program consists of tools, embellishments, paper/albums, and other seasonal products. Distribution for this program has expanded to include multiple specialty and independent craft chains in the United States and internationally.

In July, 2010 we expanded our Martha Stewart Crafts offerings by partnering with Provo Craft to launch the Cricut Cake® Martha Stewart Crafts™ Edition product, a cake decorating machine and electronic cutter that precisely cuts gum paste, frosting sheets, and more.

In 2011, we will be further expanding our Martha Stewart Crafts portfolio by introducing a line of craft paints with Plaid and a line of yarns and looms with Lion Brand.

Martha Stewart Pets with Age Group

In July 2010, we launched the Martha Stewart Pets line developed in partnership with Age Group Ltd and sold currently at Petsmart stores. The program consists of wide range of pet accessories, including apparel, collars, leashes, bedding, grooming supplies, toys and more.

KB Home / Martha Stewart Homes

We have had a partnership with KB Home for the development of Martha Stewart Homes since 2005 and have recently extended the term of our agreement. The KB Home communities created with Martha Stewart feature homes with unique exterior and interior details that are inspired by Martha Stewart’s own homes. The Martha Stewart Homes are currently available at multiple communities in California, Colorado, North Carolina and Florida. We also offer a range of design options, featured exclusively at KB Home Studios nationwide.

Select Licensed Emeril Lagasse Manufacturing Partnerships

We acquired certain licensing agreements in connection with our April 2008 acquisition of specific Emeril Lagasse assets and have entered into new licensing agreements following the acquisition. These licensing agreements are primarily associated with partnerships with various food and kitchen preparation manufacturers that produce products under the Emeril Lagasse brand.

Emerilware by All-Clad

Introduced in August 2000, Emerilware by All-Clad consists of lines of high-quality, gourmet cookware and barbeque tools available at department stores and specialty retail outlets across the United States, as well as through the Home Shopping Network.

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

Other Emeril Manufacturing Partnerships

In 2010, we introduced a variety of new partnerships, including Emerilware Cutlery with Lehrhoff ABL Inc. Cutlery, which is a branded cutlery collection that includes knives and cutting boards. The line, which was launched on the Home Shopping Network in November 2010, is expected to be available in 2011 at select department stores and specialty stores across the United States. We also introduced Emeril’s Red Marble Steaks with Allen Brothers which is a line of hand-selected, aged steaks. The line, launched in the spring of 2010, is available through catalog, online and the Home Shopping Network. In addition, we announced a partnership with Viking Culinary Group, which will introduce a line of Gas and Charcoal Grills under the Emeril brand. This line is expected to launch in the spring of 2011 at specialty retailers across the United States and the Home Shopping Network.

Competition

The retail business is highly competitive and the principal competition for all of our merchandising lines consists of mass-market and department stores that compete with the mass-market, home improvement and department stores in which our Merchandising segment products are sold, including Bed Bath & Beyond, BJ’s, JC Penney, Kmart, Kohl’s, Lowe’s, Sam’s Club, Target and Wal-Mart. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the respective product categories. Competitive factors include numbers and locations of stores, brand awareness and price. We also compete with the internet businesses of these stores and other websites that sell similar retail goods.

Seasonality

Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of many product lines. In addition, prior to 2010, we historically recognized a substantial portion of the revenue resulting from the difference between the minimum royalty amount under the Kmart contract and royalties paid on actual sales in the fourth quarter of each year, when the amount could be determined. Our Kmart agreement ended in January 2010.

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our various publications and brands, including Martha Stewart Living (the name of our flagship publication as well as the trademark for products sold at Home Depot), Martha Stewart Collection (for goods sold Macy’s), Martha Stewart Crafts, Martha Stewart Weddings, Everyday Food, Whole Living, Mad Hungry, Emeril and Emerils. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We also register, both offensively and defensively, key domain names containing our trademarks, such as www.marthastewart.com, www.marthastewartweddings.com, wholeliving.com, www.emerils.com and www.everydayfood.com.

We regularly file copyrights regarding our proprietary designs and editorial content on a regular basis. We have also applied for, and in some instances are now the owners of, domestic and international design and utility patents covering certain of our Martha Stewart Crafts paper punches.

We regard our rights in and to our trademarks, our proprietary designs and editorial content as valuable assets in the marketing of our products and we vigorously police and protect our trademarks against infringement and denigration by third parties. We also work with our licensees to assure that our trademarks are used properly. We own and license the rights to many of these marks pursuant to an agreement between us and Ms. Stewart, the description of which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our website can be found on the Internet at www.marthastewart.com. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these documents, as well as certain other forms we file with or furnish to the SEC, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing www.marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), irrespective of any general incorporation language contained in such filing.

Item 1A. Risk Factors

A wide range of factors could materially affect our performance. Like other companies, we are susceptible to macroeconomic changes that may affect the general economic climate and our performance, the performance of those with whom we do business, and the appetite of consumers for products and publications. Similarly, the price of our stock is impacted by general equity market conditions, the relative attractiveness of our market sector, differences in results of operations from estimates and projections, and other factors beyond our control. In addition to the factors affecting specific business operations identified in connection with the description of those operations and the financial results of those operations elsewhere in this report, the factors listed below could adversely affect our operations. Although the risk factors listed below are the risk factors that Company management considers significant, additional risk factors that are not presently known to Company management may also adversely affect our operations.

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

Failure of the economy to sustain a recovery or difficulties in the financial markets could significantly impact our business, financial condition, results of operations and cash flows, and could adversely affect the value of our assets, hamper our ability to refinance our existing debt or our ability to raise additional funds.

The economy experienced extreme disruption in the second half of 2008 and during 2009, including extreme volatility in securities prices, severely diminished liquidity and a drastic reduction in credit availability. These events led to increased unemployment, declines in consumer confidence and declines in personal income and consumer spending, particularly discretionary income and spending. This economic downturn also resulted in extraordinary and unprecedented uncertainty and instability for many companies, across all industries, and severely impacted many of the companies with which we do business. We cannot predict the future health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.

Although economic conditions have stabilized and shown some indications of improvement, it is difficult to judge the scope and sustainability of any general economic recovery. This makes it difficult for us to forecast consumer and product demand trends and companies’ willingness to spend money to advertise in our media properties. During the course of the recession, we experienced a decline in advertising revenues and a permanent reversal of that trend is not assured. An extended period of reduced cash flows could increase our need for credit at a time when such credit may not be available. Because of residual uncertainties regarding the economy, our operating results will be difficult to predict and prior results will not likely be indicative of results to be expected in future periods.

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

Our Merchandising business and licensing programs may suffer if health and stability of the general economy does not show continued improvement and durability or if the housing market fails to stabilize.

Our Merchandising business was hurt by the reduction in the availability of credit, downturn in the housing market, and other negative economic developments, including increased unemployment, that impacted the second half of 2008 and full year 2009. Each of these developments limited consumers’ discretionary spending and affected their confidence. These and other adverse consumer trends led to reduced spending on general merchandise, homes and home improvement projects — categories in which we license our brands, resulting in weaker revenues from our licensed products. These trends affected the viability and financial health of companies with which we conduct business. While consumer spending and confidence have improved, consumer spending remains constrained. Unemployment remains and is expected to remain at high levels and the housing market remains weak and may in fact further deteriorate. If consumer confidence, consumer spending and the housing market do not rebound or companies with which we do business experience ongoing problems, our revenues may not grow.

Our business is largely dependent on advertising revenues in our Publishing and Broadcasting segments. The market for advertising was adversely affected by the economic downturn. Our failure to attract or retain advertisers would have a material adverse effect on our business.

We depend on advertising revenue in our Publishing and Broadcasting businesses. We cannot control how much or where companies choose to advertise. In the second half of 2008 and during 2009, we saw a significant downturn in advertising dollars generally in the marketplace, and more competition for the reduced dollars, which has hurt our publications and advertising revenues. Although this trend began to stabilize in the fourth quarter of 2009, our advertising revenues depend on the level of spending by advertisers, which is impacted by a number of factors beyond our control. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our magazines, websites or television and radio programming, our business and revenues will be materially adversely affected.

Acquiring or developing additional brands or businesses, and integrating acquired assets, poses inherent financial and other risks and challenges.

The process of consolidating and integrating acquired operations and assets takes a significant period of time, places a significant strain on resources and could prove to be more expensive and time consuming than we predicted. We may be required to increase expenditures to accelerate the integration process with the goal of achieving longer-term cost savings and improved profitability. We also may be required to manage multiple relationships with third parties as we expand our product offerings and brand portfolio. These developments may increase expenses if we hire additional personnel to manage our growth. These investments require significant time commitments from our senior management and place a strain on their ability to manage our existing businesses.

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

Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years and have acquired new agreements through our acquisition of the Emeril Lagasse assets. Some of these agreements are exclusive and have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. Furthermore, we cannot be certain that our licensees are not adversely impacted by general economic or market conditions, including continued weakness or further deterioration in the housing market and continued high levels of unemployment. If these companies experience financial hardship, they may be unwilling or unable to pay us royalties or continue selling our products, regardless of their contractual obligations.

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

Our television production business is subject to a number of uncertainties. Our business and financial condition could be materially adversely affected by:

Failure of our television programming to maintain a sufficient audience

Television production is a speculative business because revenues derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming depends upon, among other things, the quality of that programming, the strength of the channel on which that programming is carried, promotion of that programming and the quality and acceptance of competing television programming and other sources of entertainment and information. The Martha Stewart Show television program has experienced a decline in ratings that reflects both the general decline in daytime cable television viewers discussed below and the transfer of the show from syndication to the Hallmark Channel. These developments have negatively impacted our television advertising revenues due to lower ratings as cable channels typically have smaller household universes of viewers from which to draw. The Martha Stewart Show is no longer available in broadcast-only homes, whose residents may have been a portion of the show’s audience when it was in syndication. If ratings for the show were to further decline, it would adversely affect the advertising revenues we derive from television and could possibly make it economically inefficient to continue production of the show, in which case we would lose a significant marketing platform for us and our products, and we would have to write down our capitalized programming costs sooner. Additionally, a decline in ratings or cessation of The Martha Stewart Show would negatively impact our website, marthastewart.com, since the show is an important driver of audience to our website. The amount of any accelerated write down would vary depending on a number of factors, including when production ceased and the extent to which we continued to generate revenues from the use of our existing program library.

We are currently producing television shows featuring Emeril Lagasse. Emeril’s failure to maintain or build popularity could negatively impact his marketing platform and his products, as well as the loss of anticipated revenue and profits from his television shows.

Adverse trends in the television business generally

Television revenues may also be affected by a number of other factors, most of which are not within our control. These factors include a general decline in daytime television viewers, pricing pressure in the television advertising marketplace, the strength of the channel on which our programming is carried, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. Any or all of these factors may quickly change, and these changes cannot be predicted with certainty. There has been a reduction in advertising dollars generally available and more competition for the reduced dollars across more media platforms. While we currently benefit from advertising revenues and the ability to sell product integrations on certain of our television programs, if adverse changes occur, we cannot be certain that we will continue to benefit from advertising revenues or able to sell product integrations or that our advertising rates can be maintained. Accordingly, if any of these adverse changes were to occur, the revenues we generate from television programming could decline.

We have placed emphasis on building an advertising-revenue-based website, dependent on a large consumer audience and resulting page views. Failure to fulfill these undertakings could adversely affect our brand and business prospects.

Our growth depends to a significant degree upon the continued development and growth of our digital properties. We have had failures with direct commerce in the past, and only limited experience in building an advertising-revenue-based website. When initial results from the relaunch of the marthastewart.com site in the second quarter of 2007 were below expectations, we made changes to the site and continue to enhance and upgrade the site including the recent 2010 initiative to replatform marthastewart.com. We cannot be certain that those changes will enable us to sustain growth for our website in the long term. In addition, the competition for advertising dollars has intensified. In order for our digital properties to succeed, we must, among other things maintain and continue to:

•	significantly increase our online audience and advertising revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content, products and interactive experiences we offer on our website;

•	respond to competitive developments while maintaining a distinct brand identity;

•	attract and retain talent for critical positions;

•	form relationships with strategic partners to attract more consumers;

•	develop and upgrade our technologies to support more efficient and effective migration of content from the print platform and provide a more robust user experience; and

•	bring innovative product features to market in a timely manner.

We cannot be certain that we will be successful in achieving these and other necessary objectives. If we are not successful in achieving these objectives, our business, financial condition and prospects could be materially adversely affected.

If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.

Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming, content and products that strongly appeal to a large number of consumers, as well as distributing the content through the latest technology and traditional channels. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts, programming, technology, content and products. The strength of our brands and our business units depends in part on our ability to influence tastes through broadcasting, print publication, digital distribution and merchandising. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers and their appetite for new technology.

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

Our principal print business vendors are consolidating and this may adversely affect our business and operations.

We rely on certain principal vendors in the print portion of our Publishing segment and their ability or willingness to sell goods and services to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these goods and services to us on favorable terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries in recent years has experienced consolidation among its principal participants. Further consolidation may result in decreased competition, which may lead to greater dependence on certain vendors and increased prices; as well as interruptions and delays in services provided by such vendors, all of which could adversely affect our results of operations.

We may be adversely affected by fluctuations in paper, postage and distribution costs.

In our Publishing segment, our principal raw material is paper for the print portion of that business. Paper prices have fluctuated over the past several years. We generally purchase paper from major paper suppliers who adjust the price periodically. We have not entered, and do not currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices would adversely affect our future results of operations.

Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. In recent years, postage rates have increased, and a significant further increase in postage prices could adversely affect our future results of operations. We may not be able to recover, in whole or in part, paper or postage cost increases.

Distribution of magazines to newsstands and bookstores is conducted primarily through companies known as wholesalers. Wholesalers have in the past advised us that they intended to increase the price of their services. We have not experienced any material increase to date; however, some wholesalers have experienced credit and going concern risks. It is possible that other wholesalers likewise may seek to increase the price of their services or discontinue operations. An increase in the price of our wholesalers’ services could have a material adverse effect on our results of operations. The need to change wholesalers could cause a disruption or delay in deliveries, which could adversely impact our results of operations. Similarly, if distributors of our digital content successfully impose revenue-sharing arrangements, our results may be adversely impacted.

We may be adversely affected by a continued weakening of newsstand sales.

The magazine industry has seen a weakening of newsstand sales during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by further reducing our circulation revenue and causing us to either incur higher circulation expenses to maintain our rate bases, or to reduce our rate bases which could negatively impact our revenue.

We may be adversely affected by rebranding our Body + Soul/Whole Living publication.

Effective with the June 2010 issue, we changed the name of Body + Soul magazine to Whole Living in an attempt to more effectively integrate it with our corresponding website, wholeliving.com, and to broaden the editorial coverage of the magazine. Changing the product name and editorial coverage may diminish brand awareness which could adversely impact newsstand sales and the satisfaction of current subscribers, resulting in a reduction in subscription renewal rates.

Our websites and internal networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our and our users’ proprietary or personal information.

Our website activities involve the storage and transmission of proprietary information and personal information of our users, which we endeavor to protect from third party access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary or personal information or cause interruptions or malfunctions in our digital operations. We may be required to spend significant capital and other resources to protect against or remedy any such security breaches. Accordingly, security breaches could expose us to a risk of loss due to business interruption, or litigation and possible liability. Our security measures and contractual provisions attempting to limit our liability in these areas may not be successful or enforceable.

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

Our business is highly dependent upon our creativity and resulting intellectual property. We are susceptible to others imitating our products and infringing our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we depend. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Imitation of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. If we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly, affecting our finances and our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any litigation relating to our intellectual property. If we were to lose such a case, and be required to cease the sale of certain products or the use of certain technology or if we were forced to pay monetary damages, the results could adversely affect our financial condition and our results of operations.

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

We operate in three highly competitive businesses: Publishing, Broadcasting and Merchandising, each of which subjects us to competitive pressures and other uncertainties.

We face intense competitive pressures and uncertainties in each of our three businesses.

Our magazines, books and related publishing products compete not only with other magazines, books and publishing products, but also with other mass media, websites, and many other types of leisure-time activities. We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the markets we serve. As advertising budgets have diminished, the competition for advertising dollars has intensified. Competition for advertising revenue in publications is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services, the desirability of the magazine’s demographic and the effectiveness of advertising sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Our websites compete with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for adverting is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site. Because some forms of media have relatively low barriers to entry, we anticipate that additional competitors, some of which have greater resources than we do, may enter these markets and intensify competition.

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

Our Merchandising segment competitors consist of mass-market and department stores that compete with the mass-market, home improvement and department stores in which our Merchandising segment products are sold, including Bed Bath & Beyond, BJ’s, JC Penney, Kmart, Kohl’s, Lowe’s, Sam’s Club, Target, and Wal-Mart. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the respective product categories. We also compete with the internet businesses of these stores and other websites that sell similar retail goods.

Our failure to meet the competitive pressures in any of these segments could negatively impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information concerning the location, use and approximate square footage of our principal facilities as of December 31, 2010, all of which are leased, is set forth below:

Location	Use	Approximate Area in Square Feet
601 West 26th Street New York, NY	Product design facilities, photography studio, test kitchens and property storage Principal executive and administrative offices; Publishing segment offices; Corporate offices; and advertising sales offices	218,249

226 West 26th Street New York, NY	Executive and administrative office for television production	24,586

221 West 26th Street New York, NY	Television production facilities	23,723

Satellite Sales Offices in Michigan, Illinois and California	Advertising sales offices	7,904

The lease for our television production facilities at 221 West 26th Street and our executive and administrative office for television production at 226 West 26th Street expired in 2010 and is currently in the process of being negotiated for renewal. The other leases for these offices and facilities expire between 2012 and 2018, and some of these leases are subject to our renewal. In 2009, we consolidated certain of our offices by relocating our principal executive and administrative offices, as well as a portion of our Publishing segment offices and advertising sales offices from 11 West 42nd Street to 601 West 26th Street. We entered into a sublease agreement in 2008 for a portion of our office space at 11 West 42nd Street; we vacated that office space in March 2009.

We also have an intangible asset agreement for various properties owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and television segments. The description of this intangible asset agreement is incorporated by reference into Item 13 and disclosed in the related party transaction disclosure in Note 12, Related Party Transactions, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.	Legal Proceedings.

We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

Item 4.	[Removed and reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

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

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010
High Sales Price	$3.71	$4.08	$8.84	$6.38	$6.15	$7.45	$5.75	$4.96
Low Sales Price	$1.60	$2.37	$2.70	$4.40	$4.36	$4.89	$4.28	$4.25

As of March 2, 2011, there were 8,207 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We do not pay regular quarterly dividends.

Our term loan agreement with Bank of America contains certain covenants that limit our ability to pay dividends to an amount (combined with repurchases) no greater than $30 million during the term of the loan agreement, provided no event of default exists or would result and we would be in pro forma compliance with our financial covenants. See Note 7, Credit Facilities, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended December 31, 2010:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
October 2010	32,400	$4.75	Not applicable	Not applicable
November 2010	—	—	Not applicable	Not applicable
December 2010	233	$4.67	Not applicable	Not applicable

Total	32,633	$4.73

(1)	Represents shares withheld by, or delivered to us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plans allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act, the following performance graph shall not be deemed to be incorporated by reference into any such filings.

PERFORMANCE GRAPH

The following graph compares the performance of our Class A Common Stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Composite Index”) and the stocks included in the Media General Financial Services database under the Standard Industry Code 2721 (Publishing-Periodicals) (the “SIC Code Index”*) during the period commencing on January 1, 2006 and ending on December 31, 2010. The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P 500 Composite Index and the SIC Code Index at the beginning of the relevant period, is calculated as of the end of each calendar month and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

*	The SIC Code Index consists of companies that are primarily publishers of periodicals, although many also conduct other businesses, including owning and operating television stations and cable networks, and is weighted according to market capitalization of the companies in the index. The hypothetical investment assumes investment in a portfolio of equity securities that mirror the composition of the SIC Code Index.

Item 6.	Selected Financial Data.

The information set forth below for the five years ended December 31, 2010 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below (in thousands, except per share amounts).

	2010	2009	2008	2007	2006
INCOME STATEMENT DATA
REVENUES
Publishing	$145,573	$146,100	$179,116	$202,916	$172,334
Broadcasting	42,434	46,111	47,328	40,263	46,503
Merchandising	42,806	52,566	57,866	84,711	69,504

Total revenues	230,813	244,777	284,310	327,890	288,341

Operating (loss) income	(8,663)	(11,968)	(10,857)	7,714	(2,833)

Income (loss) from continuing operations	(9,596)	(14,578)	(15,665)	10,289	(16,250)

Loss from discontinued operations	—	—	—	—	(745)

Net (loss) income	$(9,596)	$(14,578)	$(15,665)	$10,289	$(16,995)

PER SHARE DATA
Earnings/(loss) per share:
Basic and diluted — (Loss) income from continuing operations	$(0.18)	$(0.27)	$(0.29)	$0.20	$(0.32)
Basic and diluted — Loss from discontinued operations	—	—	—	—	(0.01)

Basic and diluted — Net (loss) income	$(0.18)	$(0.27)	$(0.29)	$0.20	$(0.33)

Weighted average common shares outstanding:
Basic	54,440	53,880	53,360	52,449	51,312
Diluted	54,440	53,880	53,360	52,696	51,312
Dividends per common share	$—	$—	$—	$—	$0.50
FINANCIAL POSITION
Cash and cash equivalents	$23,204	$25,384	$50,204	$30,536	$28,528
Short-term investments	10,091	13,085	9,915	26,745	35,321
Total assets	222,314	229,791	261,285	255,267	228,047
Long-term obligations	7,500	13,500	19,500	—	—
Shareholders’ equity	139,033	143,820	150,995	155,529	130,957
OTHER FINANCIAL DATA
Cash flow (used in) provided by operating activities	$1,872	$(9,273)	$39,699	$8,306	$(6,495)
Cash flow (used in) provided by investing activities	153	(9,617)	(38,856)	(6,606)	40,125
Cash flow (used in) provided by financing activities	(4,205)	(5,930)	18,825	308	(25,351)

NOTES TO SELECTED FINANCIAL DATA

(Loss) / income from continuing operations

2010 results include the recognition of substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming, as well as licensing revenue for other new programming delivered to the Hallmark Channel.

2009 results include a net benefit to operating loss of approximately $20 million from certain items including the revenue from Kmart of $14.5 million, the recognition of previously deferred Kmart royalties of $10.0 million as non-cash revenue, an incremental $3.9 million from the conclusion of our relationship with TurboChef, a $3.0 million cash receipt related to a make-whole payment and a non-cash impairment charge of $11.4 million related to a cost-based equity investment in United Craft MS Brands LLC recorded in the Merchandising segment.

2008 results include revenues from Kmart of $23.8 million, as well as a $9.3 million non-cash goodwill impairment charge recorded in the Publishing segment.

2007 results include revenues from Kmart of $64.3 million, as well as non-cash equity compensation expense of $6.0 million due to the vesting of the final warrant granted to Mark Burnett in connection with the production of The Martha Stewart Show.

2006 results include a net benefit to operating income of approximately $48 million from certain items including revenues from Kmart of $56.0 million, a one-time newsstand expense reduction adjustment of $3.2 million related to the settlement of certain newsstand-related fees recorded in our Publishing segment, a favorable dispute resolution with a former merchandising licensee of $2.5 million in income, royalty income of $2.8 million related to the successful termination of a home video distribution agreement recorded in our Broadcasting segment, non-cash equity compensation expense of $2.3 million resulting from the vesting of shares underlying a warrant granted to Mark Burnett in connection with his participation in The Martha Stewart Show and a one-time litigation reserve of $17.1 million in connection with the In re Martha Stewart Living Omnimedia Securities Litigation matter, which included incurred and anticipated professional fees, net of insurance reimbursement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. Our Company is organized into three business segments with Publishing and Broadcasting representing our media platforms that are complemented by our Merchandising segment. Summarized below are our operating results for 2010, 2009 and 2008.

	2010	2009	2008
Total Revenues	$230,813	$244,777	$284,310
Total Operating Costs and Expenses	239,476	256,745	295,167

Total Operating (Loss) / Income	$(8,663)	$(11,968)	$(10,857)

We generate revenue from various sources such as advertising customers and licensing partners. Publishing is our largest business segment, accounting for 63% of our total revenues in 2010. The primary source of Publishing segment revenue is advertising from our magazines, which include Martha Stewart Living, Martha Stewart Weddings; Everyday Food; and Whole Living. Magazine subscription, advertising revenue generated from our digital properties and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue is derived primarily from our television advertising and licensing, as well as satellite radio advertising and licensing. Television programming is comprised of The Martha Stewart Show, a daily home and lifestyle show, Everyday Food, which airs on PBS, Mad Hungry with Lucinda Scala Quinn, programs featuring Chef Emeril Lagasse, as well as other programs. Satellite radio programming encompasses the Martha Stewart Living Radio channel on Sirius XM Radio. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels.

We incur expenses largely due to compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing magazines (including related direct mail and other marketing expenses), the technology costs associated with our digital properties and the costs associated with producing our television programming. We also incur general overhead costs including facilities and related expenses.

Detailed segment operating results for 2010, 2009 and 2008 are summarized below.

	2010	2009	2008
Segment Revenues:

Publishing Segment	$145,573	$146,100	$179,116
Broadcasting Segment	42,434	46,111	47,328
Merchandising Segment	42,806	52,566	57,866

TOTAL REVENUES	230,813	244,777	284,310

Segment Operating Costs and Expenses:

Publishing Segment	142,923	146,269	177,488
Broadcasting Segment	44,012	39,971	44,548
Merchandising Segment	17,805	26,915	25,008

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	204,740	213,155	247,044

Operating Income / (Loss):

Publishing Segment	2,650	(169)	1,628
Broadcasting Segment	(1,578)	6,140	2,780
Merchandising Segment	25,001	25,651	32,858

Total Segment Operating Income Before Corporate Expenses	26,073	31,622	37,266

Corporate Expenses *	(34,736)	(43,590)	(48,123)

TOTAL OPERATING LOSS	$(8,663)	$(11,968)	$(10,857)

*	Corporate expenses include unallocated costs of certain items such as compensation and related costs for certain departments such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated expenses are recorded as Corporate expenses because these items are directed and controlled by central management and not our segment management and therefore should not be included as part of our segment operating performance.

2010 Operating Results Compared to 2009 Operating Results

In 2010, total revenues decreased approximately 6% from 2009 due predominantly to the conclusion of our Kmart agreement, which ended in January 2010, as well as the absence of TurboChef revenue in 2010. Partially offsetting the decline in revenues was an increase in revenues in 2010 from 2009 from Merchandising segment partners other than Kmart and higher television licensing.

Revenues from our media platforms declined in 2010 from the prior year due to decreased revenues from circulation for our magazines primarily because of lower subscription revenue for Martha Stewart Living and Everyday Food, as well as the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter and the newsstand-based Weil special interest publications. Media platform revenues also declined in 2010 from the prior year due to the absence of TurboChef revenue in 2010 and lower licensing fees related to our new radio agreement with Sirius XM Radio. Print advertising and Broadcasting advertising declined in 2010 from 2009. These declines were partially offset by an increase in 2010 in digital advertising revenue on our websites from the prior year, as well as the 2010 exclusive license of a significant portion of our library of television programming to the Hallmark Channel along with the delivery of new television programming to the Hallmark Channel.

Merchandising segment revenues declined in 2010 from 2009 primarily due to the conclusion of our Kmart agreement in January 2010, as well as the absence of TurboChef revenue in 2010. Excluding revenue from Kmart in both years, Merchandising segment revenues increased 48% for the year ended December 31, 2010 as compared to the prior year. The increase in revenues excluding Kmart was primarily due to the contributions of our new merchandising relationships, higher royalty rates and sales volume from certain of our existing partners, and a one-time $1.0 million payment received from a manufacturing partner.

In 2010, our operating costs and expenses before Corporate expenses decreased approximately 4% from the prior year. The 2009 operating costs and expenses were impacted by non-cash impairment charges in the Merchandising segment of $11.4 million related to our cost-based equity investment in United Craft MS Brands, LLC. Separately, 2009 results were favorably impacted by a $3.0 million cash make-whole payment in the Merchandising segment. Excluding these two items, our segment operating costs and expenses in 2010 were approximately flat with 2009, as increases in Broadcasting production costs related to the delivery of new programming were offset by declines in Publishing general and administrative, which benefited from lower headcount and facilities-related costs, as well as depreciation and amortization expenses, which decreased primarily due to full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

Corporate general and administrative expenses decreased in 2010 compared to 2009 due to lower rent expense as a result of the consolidation of certain offices and lower cash and non-cash bonuses and lower compensation-related expenses.

2009 Operating Results Compared to 2008 Operating Results

In 2009, total revenues decreased approximately 14% from 2008 due primarily to declines in print and television advertising revenue, as well as declines in our magazine subscription and newsstand revenues.

Revenues from our media platforms declined from the prior year mostly due to decreased revenues in our Publishing segment. The Publishing segment revenue decrease was the result of lower advertising revenue largely due to lower pages, lower subscription revenue, lower newsstand sales and the timing of books revenue, which was partially offset by higher digital advertising revenue. Our page views on our website increased, on average, in 2009 approximately 50% from 2008. In our Broadcasting segment, 2009 revenues declined from 2008 as the result of lower advertising revenue from lower ratings and certain one-time payments in 2008 related to Emeril Lagasse’s television programming, partially offset by higher integration revenue. The Broadcasting segment also benefited in 2009 from revenue related to our TurboChef relationship, a marketing and promotional agreement we entered into in 2008 and terminated in December 2009.

Merchandising segment revenues in 2009 declined from 2008 mostly due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects, as well as the prior-year contribution from Sears Canada, a relationship that expired in 2008. Our agreement with Kmart ended in January 2010. In 2009, we recognized the pro rata portion of the $14.0 million minimum guaranteed royalty amount payable for the February 1, 2009 to January 31, 2010 period. In the fourth quarter of 2009, we also recognized $10.0 million in previously deferred royalties related to Kmart recoupment as non-cash revenue.

In 2009, our operating costs and expenses decreased approximately 14% from 2008 primarily due to lower production, distribution and editorial costs, selling and promotion expenses, and general and administrative expenses across our media segments. These cost savings included savings from lower page volume, lower paper costs, lower television production costs, and from reduced discretionary spending, as well as lower compensation costs from staff reductions. Also, the Publishing segment included a non-cash impairment charge in the fourth quarter of 2008 related primarily to the goodwill associated with our 2004 acquisition of the Body + Soul publication group with no comparable expense in 2009. Merchandising segment operating costs and expenses were slightly higher due to non-cash impairment charges of $11.4 million related to our cost-based equity investment in United Craft MS Brands, LLC. This was largely offset by lower selling and promotion expenses, as well as a 2009 benefit to Merchandising segment general and administrative expenses from a $3.0 million cash make-whole payment that we received in October 2009 from our crafts manufacturing partner in connection with our investment as a result of its capital restructuring. Cost savings throughout the segments were partially due to the continued reduction of headcount which was lower by approximately 8% as compared to the beginning of the year.

Corporate general and administrative expenses were lower in 2009 due to a combination of Company-wide expense reduction initiatives and certain 2008 one-time items. The 2008 expenses included a Company-wide reorganization that resulted in severance and other one-time compensation-related expenses.

Liquidity

During 2010, our overall cash, cash equivalents and short-term investments decreased $5.2 million from December 31, 2009 due primarily to principal pre-payments of the term loan. Cash, cash equivalents and short-term investments were $33.3 million and $38.5 million at December 31, 2010 and December 31, 2009, respectively.

RESULTS OF OPERATIONS

Comparison for the Year Ended December 31, 2010 to the Year Ended December 31, 2009.

PUBLISHING SEGMENT

(in thousands)	2010	2009	Better / (Worse)
Publishing Segment Revenues
Print Advertising	$73,797	$74,815	$(1,018)
Digital Advertising	21,420	16,986	4,434
Circulation	46,442	50,506	(4,064)
Books	2,756	2,779	(23)
Other	1,158	1,014	144

Total Publishing Segment Revenues	145,573	146,100	(527)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	82,433	82,304	(129)
Selling and promotion	52,872	53,355	483
General and administrative	6,491	8,419	1,928
Depreciation and amortization	1,127	2,191	1,064

Total Publishing Segment Operating Costs and Expenses	142,923	146,269	3,346

Publishing Segment Operating Income / (Loss)	$2,650	$(169)	$2,819

Publishing segment revenues were essentially flat for the year ended December 31, 2010 from the prior year. Print advertising revenue decreased $1.0 million in 2010 from 2009 due to the decrease in advertising rates across all publications, which was largely offset by an increase in pages at Martha Stewart Living, Martha Stewart Weddings and Whole Living. Digital advertising revenue increased $4.4 million or 26% in 2010 from 2009 due to an increase in sold advertising volume. Overall digital advertising rates were lower in 2010 compared to 2009. Circulation revenue decreased $4.1 million in 2010 from the prior year due to the discontinuation of the subscription-based Dr. Andrew Weil’s Self Healing newsletter and lower effective subscription rates per copy and lower volume at Martha Stewart Living and Everyday Food. Circulation revenue was also impacted by the discontinuation of the newsstand-based Weil special interest publications and lower unit sales of Martha Stewart Weddings, special interest publications and Everyday Food. Partially offsetting the decline in circulation revenue were lower agent commissions for subscriptions of Everyday Food and Whole Living.

Magazine Publication Schedule Year ended December 31,	2010	2009
Martha Stewart Living	12 Issues	12 Issues
Martha Stewart Weddings (a)	5 Issues	5 Issues
Everyday Food	10 Issues	10 Issues
Whole Living	10 Issues	10 Issues
Special Interest Publications	2 Issues	5 Issues
Dr. Andrew Weil’s Self Healing newsletter	None	12 Issues

(a)	In 2010 and 2009 we published one special Martha Stewart Weddings issue.

Production, distribution and editorial expenses increased $0.1 million for the year ended December 31, 2010 from the prior year due to higher art and editorial compensation and story costs to support the print and digital magazines, books and the websites, as well as higher production and distribution expenses related to the increase in magazine pages. These expenses were partially offset by lower paper costs, lower cash and non-cash bonuses and the discontinuation of Dr. Andrew Weil’s Self Healing newsletter and the Weil special interest publications.

Selling and promotion expenses decreased $0.5 million due to lower advertising and consumer marketing staff costs including lower cash and non-cash bonuses, as well as lower subscriber acquisition costs, lower newsstand placement expenses and the discontinuation of the Weil newsletter and special interest publications. The decrease in selling and promotion expenses was partially offset by higher direct mail investment for Martha Stewart Living and additional website infrastructure investment related to the replatforming of the website. General and administrative expenses decreased $1.9 million primarily due to lower headcount and lower facilities-related costs. Depreciation and amortization expenses decreased $1.1 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

BROADCASTING SEGMENT

(in thousands)	2010	2009	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$23,499	$24,454	$(955)
Radio	3,500	7,000	(3,500)
Licensing and other	15,435	14,657	778

Total Broadcasting Segment Revenues	42,434	46,111	(3,677)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	33,911	29,669	(4,242)
Selling and promotion	3,254	3,028	(226)
General and administrative	5,969	5,885	(84)
Depreciation and amortization	878	1,389	511

Total Broadcasting Segment Operating Costs and Expenses	44,012	39,971	(4,041)

Broadcasting Segment Operating (Loss) / Income	$(1,578)	$6,140	$(7,718)

Broadcasting segment revenues decreased 8% for the year ended December 31, 2010 from the prior year. Advertising revenue decreased $1.0 million primarily due to the decline in household ratings for season 5 of The Martha Stewart Show in syndication compared with season 4. The decrease was partially offset by an increase in the quantity of integrations at higher rates and the inclusion of advertising revenue from our new radio agreement with Sirius XM Radio, which provides for lower licensing fees than our previous agreement, but also provides an opportunity to replace a portion of the licensing fees through advertising sales. However, as a result of the lower licensing fees in the new radio agreement, radio licensing revenue decreased $3.5 million. Licensing and other revenue increased $0.8 million in 2010 due to the recognition of substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. In addition, licensing revenue increased from the delivery of new television programming to the Hallmark Channel as part of the companion programming to The Martha Stewart Show, which include Mad Hungry with Lucinda Scala Quinn, Whatever Martha! and specials. These increases were largely offset by the absence of revenue from our TurboChef relationship and historical cable retransmission revenue, both of which contributed revenues in 2009, as well as lower licensing revenues related to Emeril Lagasse’s television programming and lower international licensing revenues.

Production, distribution and editorial expenses increased $4.2 million due primarily to television production costs related to the new programming on the Hallmark Channel. These expenses were partially offset by lower distribution fees and production cost savings related to season 5 of The Martha Stewart Show as compared to the prior year’s season 4. Selling and promotion expenses increased $0.2 million due to higher compensation-related costs. Depreciation and amortization expenses decreased $0.5 million primarily due to the timing of amortization in connection with the revenue recognition related to our library of Emeril Lagasse television content.

MERCHANDISING SEGMENT

(in thousands)	2010	2009	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$41,621	$28,066	$13,555
Kmart earned royalty	114	7,793	(7,679)
Kmart minimum guarantee true-up	1,071	6,707	(5,636)
Recognition of previously deferred royalties from Kmart	—	10,000	(10,000)

Total Merchandising Segment Revenues	42,806	52,566	(9,760)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	7,891	9,549	1,658
Selling and promotion	4,162	2,950	(1,212)
General and administrative	5,709	2,922	(2,787)
Depreciation and amortization	43	62	19
Impairment charge — other asset	—	11,432	11,432

Total Merchandising Segment Operating Costs and Expenses	17,805	26,915	9,110

Merchandising Segment Operating Income	$25,001	$25,651	$(650)

Merchandising segment revenues decreased 19% for the year ended December 31, 2010 from the prior year. The 2009 revenues included $24.5 million of revenues related to our agreement with Kmart as compared to only $1.2 million in 2010. Excluding revenues from Kmart, other Merchandising segment revenues increased $13.6 million or 48% primarily due to the contributions of our new merchandising relationships, higher royalty rates and sales volume from certain of our existing partners, a one-time $1.0 million payment received from a manufacturing partner and the additional one-time revenue from the early termination of our agreement with 1-800-Flowers.com. These increases in royalty and other revenue were partially offset by the absence of revenue from our TurboChef relationship, which contributed revenues in 2009.

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

Production, distribution and editorial expenses decreased $1.7 million in 2010 due to lower allocated facilities costs, as compared to 2009, as well as lower cash and non-cash bonuses. The allocation policy for facilities expenses changed in 2010 for the Merchandising segment only. All allocated rent and facilities charges are now reflected in the Merchandising segment in the general and administrative expense category. This allocation change does not impact any of our other business segments. Selling and promotion expenses increased $1.2 million mostly as a result of services that we provide to our partners for reimbursable, zero-margin creative services projects. General and administrative costs increased $2.8 million largely due to the benefit of a $3.0 million cash make-whole payment that we recognized in 2009 from our crafts manufacturing partner in connection with our investment as the result of its capital restructuring. In addition, general and administrative costs increased in 2010 due to higher allocated facilities costs due to the change in policy described above, partially offset by lower cash and non-cash bonus accruals. In 2009, we recorded non-cash impairment charges of $11.4 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

(in thousands)	2010	2009	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$32,152	$39,358	$7,206
Depreciation and amortization	2,584	4,232	1,648

Total Corporate Operating Costs and Expenses	34,736	43,590	8,854

Corporate Operating Loss	$(34,736)	$(43,590)	$8,854

Corporate operating costs and expenses decreased 20% for the year ended December 31, 2010 from the prior year. General and administrative expenses decreased $7.2 million due to lower rent expense as a result of the consolidation of certain offices and lower cash and non-cash bonuses and lower compensation-related expenses. Depreciation and amortization expenses decreased $1.6 million due to lower depreciation expense also related to the relocation of our office space.

OTHER ITEMS

INTEREST (EXPENSE) / INCOME, NET. Interest expense, net, was $0.1 million for both 2010 and 2009.

LOSS ON SALE OF FIXED ASSET. Loss on the sale of a fixed asset was $0.6 million for 2010 with no comparable loss in the prior year.

GAIN ON SALE OF SHORT-TERM INVESTMENTS. Gain on the sale of short-term investments from the disposition of certain marketable equity securities was $1.5 million for 2010 and $0.3 million in 2009.

LOSS ON EQUITY SECURITIES. Loss on equity securities was $0.02 million for 2010 compared to $0.9 million in 2009. The losses were the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments.

OTHER (LOSS)/INCOME. Other loss was $0.2 million for 2009 with no comparable loss in 2010. The other loss in 2009 was related to certain investments in equity securities that were previously accounted for under the equity method but, since the second quarter of 2009, have been accounted for under the cost method.

INCOME TAX EXPENSE. Income tax expense was $1.7 million for both 2010 and 2009.

NET LOSS. Net loss was ($9.6) million for 2010, compared to a net loss of ($14.6) million for 2009, as a result of the factors described above.

RESULTS OF OPERATIONS

Comparison for the Year Ended December 31, 2009 to the Year Ended December 31, 2008.

PUBLISHING SEGMENT

(in thousands)	2009	2008	Better / (Worse)
Publishing Segment Revenues
Print Advertising	$74,815	$94,871	$(20,056)
Digital Advertising	16,986	14,358	2,628
Circulation	50,506	62,634	(12,128)
Books	2,779	4,676	(1,897)
Other	1,014	2,577	(1,563)

Total Publishing Segment Revenues	146,100	179,116	(33,016)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	82,304	95,002	12,698
Selling and promotion	53,355	61,583	8,228
General and administrative	8,419	9,438	1,019
Depreciation and amortization	2,191	2,116	(75)
Impairment charge — goodwill and other asset	—	9,349	9,349

Total Publishing Segment Operating Costs and Expenses	146,269	177,488	31,219

Publishing Segment Operating (Loss) / Income	$(169)	$1,628	$(1,797)

Publishing segment revenues decreased 18% for the year ended December 31, 2009 from the prior year. Print advertising revenue decreased $20.1 million due to the decrease in pages in Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Body + Soul. The decrease in advertising pages was accompanied by a decrease in advertising rates at Martha Stewart Living and Martha Stewart Weddings partially offset by slightly higher advertising rates in Everyday Food and Body + Soul driven in part by a higher circulation rate base. Digital advertising revenue increased $2.6 million, or 18%, due to an increase in audience and sold advertising volume, despite lower effective rates. Circulation revenue decreased $12.1 million due to higher agency commissions and lower effective subscription rate per copy for Martha Stewart Living, Everyday Food and Body + Soul, offset in part by a higher subscriber volume. Circulation revenue also decreased as a result of lower newsstand unit volume across all of our titles, as well as the prior year contribution of eight special interest publications as compared to five special interest publications in 2009. Revenue related to our books business decreased $1.9 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books and Harper Studios for Emeril Lagasse books. Other revenue decreased $1.6 million as digital product revenue decreased $1.1 million due to the inclusion of revenue from Martha Stewart Flowers in the first quarter of 2008. Beginning in the second quarter of 2008, we transitioned to a co-branded agreement with 1-800-Flowers.com. Revenue and related earnings for this business were reported in our Merchandising segment.

Magazine Publication Schedule Year ended December 31,	2009	2008
Martha Stewart Living	12 Issues	12 Issues
Martha Stewart Weddings (a)	5 Issues	5 Issues
Everyday Food	10 Issues	10 Issues
Body + Soul	10 Issues	10 Issues
Special Interest Publications	5 Issues	8 Issues
Dr. Andrew Weil’s Self Healing newsletter	12 Issues	12 Issues

(a)	In 2009 and 2008, we published one special Martha Stewart Weddings issue.

Production, distribution and editorial expenses decreased $12.7 million, primarily due to savings related to lower volume of pages and lower paper costs. Additionally, art and editorial story and staff costs decreased partly due to lower headcount. Production, distribution and editorial costs also decreased due to the prior year transition of our flowers business to 1-800-Flowers.com, which eliminated inventory and shipping expenses. Beginning in the second quarter of 2008, costs related to our higher-margin 1-800-Flowers.com program were reported in the Merchandising segment. Selling and promotion expenses decreased $8.2 million due to lower fulfillment rates associated with Martha Stewart Living and Everyday Food, lower marketing program and lower circulation marketing costs. These decreases were partially offset by higher newsstand placement expenses for Martha Stewart Living and Everyday Food and certain higher compensation expenses. General and administrative expenses decreased $1.0 million due to reduced headcount as compared to the prior year as well as lower allocated payroll and benefits and lower non-cash compensation costs, partially offset by higher facilities-related expenses from the reallocation of rent charges to reflect current utilization of office space. The increase in our Publishing segment rent allocation has offsetting decreases in our Merchandising and Corporate segments. In the fourth quarter of 2008, we recorded a non-cash impairment charge related primarily to the goodwill associated with our 2004 acquisition of the Body + Soul publication group. This charge was the result of our annual impairment testing in connection with the preparation of the 2008 Annual Report on Form 10-K.

BROADCASTING SEGMENT

(in thousands)	2009	2008	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$24,454	$26,666	$(2,212)
Radio	7,000	7,500	(500)
Licensing and other	14,657	13,162	1,495

Total Broadcasting Segment Revenues	46,111	47,328	(1,217)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	29,669	31,291	1,622
Selling and promotion	3,028	3,392	364
General and administrative	5,885	7,287	1,402
Depreciation and amortization	1,389	2,578	1,189

Total Broadcasting Segment Operating Costs and Expenses	39,971	44,548	4,577

Broadcasting Segment Operating Income	$6,140	$2,780	$3,360

Broadcasting segment revenues decreased 3% for the year ended December 31, 2009 from the prior year. Advertising revenue decreased $2.2 million primarily due to the decline in household ratings for The Martha Stewart Show and lower Everyday Food PBS sponsorship revenue of $0.5 million as the result of the decision not to produce an additional season of Everyday Baking from Everyday Food in 2009. This decrease was partially offset by an increase in the quantity of integrations at higher rates, as well as higher advertising rates overall. Radio revenue decreased $0.5 million related to our new agreement with Sirius XM Radio which has the potential to provide for greater advertising opportunity to replace lower licensing fees. Licensing and other revenue increased $1.5 million due to the revenue related to the conclusion of our TurboChef relationship and historical cable retransmission partially offset by lower revenue from Emeril Lagasse’s television programming and lower international distribution of The Martha Stewart Show.

Production, distribution and editorial expenses decreased $1.6 million due to production cost savings related to season 4 of The Martha Stewart Show which ended in September 2009 as compared to the prior year’s season 3, as well as lower distribution fees. Selling and promotion expenses decreased $0.4 million primarily due to lower headcount and reduced spending related to the season 5 launch as compared to the prior year’s season 4 launch. General and administrative expenses decreased $1.4 million due to lower headcount and related costs. Depreciation and amortization expenses decreased $1.2 million primarily due to the timing of amortization in connection with the revenue recognition related to our library of Emeril Lagasse television content.

MERCHANDISING SEGMENT

(in thousands)	2009	2008	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$28,066	$34,116	$(6,050)
Kmart earned royalty	7,793	18,772	(10,979)
Kmart minimum guarantee true-up	6,707	4,978	1,729
Recognition of previously deferred royalties from Kmart	10,000	—	10,000

Total Merchandising Segment Revenues	52,566	57,866	(5,300)

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	9,549	10,409	860
Selling and promotion	2,950	6,529	3,579
General and administrative	2,922	7,980	5,058
Depreciation and amortization	62	90	28
Impairment charge — other asset	11,432	0	(11,432)

Total Merchandising Segment Operating Costs and Expenses	26,915	25,008	(1,907)

Merchandising Segment Operating Income	$25,651	$32,858	$(7,207)

Merchandising segment revenues decreased 9% for the year ended December 31, 2009 from the prior year. Our agreement with Kmart ended in January 2010. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the specified periods is listed separately above as Kmart minimum guarantee true-up. In 2009, we also recognized royalties that were previously received and deferred and were subject to recoupment. No royalties were recouped throughout the Kmart relationship and therefore, we recognized $10.0 million as non-cash revenue in the fourth quarter of 2009. The decrease in other revenues was mostly due to a decrease in services that we provide to our partners for reimbursable zero-margin creative services projects and the prior year revenue true-up from Sears Canada, a relationship that expired in the third quarter of 2008.

Production, distribution and editorial expenses decreased $0.9 million due primarily to lower compensation costs as compared to the prior year due to reduced staffing. Selling and promotion expenses decreased $3.6 million primarily as a result of the corresponding revenue decrease in services that we provide to our partners for reimbursable creative services projects. General and administrative costs decreased $5.0 million primarily due to a $3.0 million cash make-whole payment that we received in October 2009 from our crafts manufacturing partner in connection with our investment as the result of its capital restructuring. In addition, general and administrative expenses decreased due to lower facilities-related expenses primarily due to reallocating rent charges among the segments to reflect current utilization. The decrease in our Merchandising segment rent allocation has offsetting increases in our Publishing segment. For the year ended December 31, 2009, we recorded non-cash impairment charges of $11.4 million related to our cost-based equity investment in United Craft MS Brands, LLC.

CORPORATE

(in thousands)	2009	2008	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$39,358	$44,934	$5,576
Depreciation and amortization	4,232	3,189	(1,043)

Total Corporate Operating Costs and Expenses	43,590	48,123	4,533

Corporate Operating Loss	$(43,590)	$(48,123)	$4,533

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

OTHER ITEMS

INTEREST (EXPENSE) / INCOME, NET. Interest expense, net, was $0.1 million for 2009, compared to interest income, net, of $0.5 million for 2008. The decrease in interest income was primarily attributable to lower interest rates on our money market funds and short-term investments, as well as lower average cash balances. The decrease was partially offset by a decline in interest expense in connection with our term loan related to the acquisition of certain assets of Emeril Lagasse due to a lower average outstanding principal balance in 2009 and lower interest rates.

GAIN ON SALE OF SHORT-TERM INVESTMENTS. Gain on the sale of short-term investments from the disposition of certain marketable equity securities was $0.3 million in 2009 with no comparable gain in 2008.

LOSS ON EQUITY SECURITIES. Loss on equity securities was $0.9 million for 2009 compared to a loss of $2.2 million in 2008. The loss was the result of marking certain assets to fair value in accordance with accounting principles governing derivative instruments. The losses were partially offset by our gain from the sale of certain equity securities.

OTHER (LOSS)/INCOME. Other loss was $0.2 million for 2009 compared to $0.8 million in 2008. Certain investments in equity securities, previously accounted for under the equity method, were accounted for under the cost method beginning in the second quarter of 2009.

INCOME TAX EXPENSE. Income tax expense was $1.7 million for 2009, compared to a $2.3 million expense in 2008. The difference is primarily due to the establishment of deferred tax liabilities in 2008 on indefinite lived intangibles with no tax basis.

NET LOSS. Net loss was ($14.6) million for 2009, compared to a net loss of ($15.7) million for 2008, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity has generally been from cash generated by operating activities. Specifically, in 2008, cash from operations was provided by Kmart and from the Emeril Lagasse assets acquired in 2008. In 2009, we used cash for operations due to the significant reduction in cash received related to the Kmart contractual minimums as compared to 2008, as well as the increase in working capital. The increase to working capital was due to the increase in certain receivables and the decrease in deferred subscription revenue. In 2010, cash from operations was provided by our business segment performance as described above. Operating results and cash flows may change due to a variety of factors, including changes in demand for the product, changes in our cost structure and changes in macroeconomic factors. Any such changes in our business can have a significant effect on cash flows.

We believe, as described further below, that our available cash balances and short-term investments will be sufficient to meet our recurring cash needs for working capital and capital expenditures for 2011.

Sources and Uses of Cash

During 2010, our overall cash, cash equivalents and short-term investments decreased $5.2 million from December 31, 2009 due primarily to principal pre-payments of the term loan. Cash, cash equivalents and short-term investments were $33.3 million and $38.5 million at December 31, 2010 and December 31, 2009, respectively.

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

Cash provided by and (used in) operating activities was $1.9 million, $(9.3) million and $39.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, cash provided by operations increased from 2009 despite our 2010 net loss as the result of non-cash factors impacting our net loss. In addition, cash provided by operations in 2010 benefited from the satisfaction of the 2009 year-end receivable due from Kmart and other advertising receivables, partially offset by the addition of a receivable related to the recognition of substantially all of the exclusive license fee from Hallmark Channel for a significant portion of our library of programming.

Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for short- and long-term investments, additions to property, plant, and equipment, and for the acquisition of new businesses.

Cash provided by and (used in) investing activities was $0.2 million, $(9.6) million and $(38.9) million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, cash flow provided by investing activities was the result of cash received from the sale of a fixed asset and net sales of short-term investments largely offset by cash used for capital improvements, including expenditures to upgrade office technology and to relocate and consolidate certain offices.

Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans, as well as proceeds from debt financing. Cash outflows from financing activities generally include principal repayment of outstanding debt and debt issuance costs.

Cash flows (used in) and provided by financing activities were $(4.2) million, $(5.9) million and $18.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, we made $4.5 million in principal pre-payments on our term loan with Bank of America related to the acquisition of certain assets of Emeril Lagasse.

Debt

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. We were compliant with the debt covenants related to the line of credit as of December 31, 2010. We had no outstanding borrowings under this facility as of December 31, 2010 and had letters of credit outstanding of $2.6 million.

In April 2008, we entered into a loan agreement with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan is secured by substantially all of the assets of the Emeril business that we acquired. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by us quarterly for the duration of the loan term, approximately 5 years. As of December 31, 2010, we have paid $21.0 million in principal, including prepayment of the $4.5 million due through September 30, 2011, such that $9.0 million was outstanding at December 31, 2010. Only one principal payment of $1.5 million due as of December 31, 2011 is reflected as a current liability in the consolidated balance sheet as of December 31, 2010. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

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

In the fourth quarter, we had anticipated that we would not be in compliance with the covenants of the loan agreement that require us to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75 for the twelve month period ending December 31, 2010. As a result, we executed a waiver in respect of the maintenance of these covenants of the loan agreement with Bank of America that applies to the fourth quarter of 2010 and the first quarter of 2011. Other than the covenants that were waived, we were compliant with the debt covenants as of December 31, 2010.

In the first quarter of 2011, we anticipated that we would not be in compliance with the covenants of the loan agreement that require us to maintain Tangible Net Worth of at least $40 million as of March 31, 2011, as well as to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75 for the twelve month period ending June 30, 2011. As a result, we executed an amendment to the loan agreement with Bank of America, which requires us to maintain Tangible Net Worth of at least $35 million that applies to the first quarter of 2011, and with respect to the other two covenants, we executed a waiver that excludes these adjusted EBITDA-related covenants in their entirety for the second quarter of 2011.

We currently expect to be compliant with all other debt covenants through 2011. Additionally, we currently have cash balances that are in excess of the loan payable, which provides us with the ability to repay the outstanding principal in full at any time in the event of default or to prevent default.

The loan agreement also contains a variety of other customary affirmative and negative covenants that, among other things, limit us and our subsidiaries’ ability to incur additional debt, suffer the creation of liens on their assets, pay dividends or repurchase stock, make investments or loans, sell assets, enter into transactions with affiliates other than on arm’s length terms in the ordinary course of business, make capital expenditures, merge into or acquire other entities or liquidate. The negative covenants expressly permit us to, among other things: incur an additional $15 million of debt to finance permitted investments or acquisitions; incur an additional $15 million of earnout liabilities in connection with permitted acquisitions; spend up to $30 million repurchasing our stock or paying dividends thereon (so long as no default or event of default existed at the time of or would result from such repurchase or dividend payment and we would be in pro forma compliance with the above-described financial covenants assuming such repurchase or dividend payment had occurred at the beginning of the most recently-ended four-quarter period); make investments and acquisitions (so long as no default or event of default existed at the time of or would result from such investment or acquisition and we would be in pro forma compliance with the above-described financial covenants assuming the acquisition or investment had occurred at the beginning of the most recently-ended four-quarter period); make up to $15 million in capital expenditures in fiscal year 2008 and $7.5 million in each subsequent fiscal year, provided that we can carry over any unspent amount to any subsequent fiscal year (but in no event may we make more than $15 million in capital expenditures in any fiscal year); sell one of our investments (or any asset we might receive in conversion or exchange for such investment); and sell assets during the term of the loan comprising, in the aggregate, up to 10% of our consolidated shareholders’ equity, provided we receive at least 75% of the consideration in cash.

Cash Requirements

Our commitments consist primarily of leases for office facilities under operating lease agreements and principal repayments of our loan. Future minimum payments under our operating leases are included in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements and are summarized in the table below:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-Term Debt Obligations (1)	$9,000	$1,500	$6,000	$1,500	$—	$—
Operating Lease Obligations (2)	82,155	13,985	28,277	23,576	16,317	—
Unrecognized Tax Benefits (3)	295	—	—	—	—	295

Total	$91,450	$15,485	$34,277	$25,076	$16,317	$295

(1)	Long-term debt obligations exclude interest payments. The interest rate on the outstanding principal balance is equal to a floating rate of 1-month LIBOR plus 2.85%.
(2)	Operating lease obligations are shown net of sublease income in this table. This table includes the future minimum payments under the current terms of the television production studio and administrative office operating lease which is currently being negotiated for renewal. See Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion of operating leases.
(3)	These amounts represent expected payments with interest for uncertain tax positions as of December 31, 2010. We are not able to reasonably estimate the timing of future cash flows related to $0.3 million of this liability, and therefore have presented this amount as “Other” in the table above. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements, for further discussion of income taxes.

In addition to our contractual obligations, in 2011, we expect to use approximately $3.0 million in cash for 2011 capital expenditures due to continued upgrades to our corporate information technology, as well as the continued leasehold improvements to our office space.

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

We participate in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in our publications, product integrations on our television and radio programs, and advertising impressions delivered on our website. Arrangements that were executed prior to January 1, 2010 are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Because we elected to early adopt, on a prospective basis, Financial Accounting Standards Board (“FASB”) ASU No. 09-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) (“ASU 09-13”), arrangements executed on or after January 1, 2010 are subject to the new guidance. ASU 09-13 updates the existing multiple-element arrangement guidance in ASC 605.

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

For those arrangements accounted for under ASU 09-13, we are required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by us or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence, and (3) best estimate of selling price. We are able to establish VSOE of selling price for certain of our radio deliverables; however, in most instances we have allocated consideration based upon its best estimate of selling price. We established VSOE of selling price for certain radio deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. However, our other deliverables generally are priced with a wide range of discounts/premiums as the result of a variety of factors, including the size of the advertiser and the volume and placement of advertising sold to the advertiser. Our best estimate of selling price is intended to represent the price at which it would sell the deliverable if we were to sell the item regularly on a standalone basis. Our estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled (i.e., when magazines are on sale, at the time television integrations are aired or when the digital impressions are served).

Print advertising revenues are generally recorded upon the on-sale dates of the magazines and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are recognized based on estimates with respect to future returns and net of brokerage and newsstand-related fees. We base our estimates on our historical experience and current market conditions. Revenues earned from book publishing are recorded as manuscripts are delivered to and/or accepted by our publisher. Additional revenue is recorded as sales on a unit basis exceed the advanced royalty for the individual title or in certain cases, advances on cross-collateralized titles. Digital advertising revenues are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.

Television advertising revenues for season 5 of The Martha Stewart Show in syndication were recognized when the related commercials were aired and were recorded net of agency commission and estimated reserves for television audience underdelivery. Television spot advertising for season 6 of The Martha Stewart Show is sold by Hallmark Channel, with net receipts payable to us quarterly. Since advertisers contract with Hallmark Channel directly, balance sheet reserves for television audience underdelivery are not required; however, revenues continue to be recognized when commercials are aired and are recorded net of agency commission and the impact of television audience underdelivery. Television integration revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Television revenues related to Emeril Lagasse are generally recognized when services are performed, regardless of when the episodes air. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement and are generally recognized upon delivery of the episodes to the licensee, provided that the license period has begun. Throughout 2010, we executed several agreements with Hallmark Channel, certain of which are combined as one arrangement. The agreements with Hallmark Channel are accounted for under the guidance set forth in ASC 926, Entertainment – Films. Radio advertising revenues are generally recorded when the related commercials are aired and are recorded net of agency commissions. Licensing revenues from our radio programming are recorded on a straight-line basis over the term of the agreement.

Licensing-based revenues, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific mechanisms of each contract. Payments are generally made by our partners on a quarterly basis. Generally, revenues are accrued based on actual sales, while any minimum guarantees are earned evenly over the fiscal year. Revenues related to our agreement with Kmart had been recorded on a monthly basis based on actual retail sales, until the last period of the year, when we recognized a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales. Not recognizing revenue until the fourth quarter was originally driven in large part by concern about whether the collectability of the minimums was reasonably assured in the wake of the Kmart Chapter 11 filing. Concern about the collectability persisted in subsequent years due to difficulties in the relationship with Kmart and numerous store closings that caused royalties to fall short of the minimums. Accordingly, the true-up payment was recorded in the fourth quarter at the time the true-up amounts were known and subsequently collected. Our Kmart agreement ended in January 2010.

We maintain reserves for all segment receivables, as appropriate. These reserves are adjusted regularly based upon actual results. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis and any specific, known troubled accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Goodwill and Indefinite-Lived Intangible Assets

We are required to analyze our goodwill and other intangible assets on an annual basis, as well as when events and circumstances indicate impairment may have occurred. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates could negatively affect the fair value of our assets and result in an impairment charge. In estimating fair value, we must make assumptions and projections regarding items such as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for any of our intangible assets. Had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of our annual testing date, the fair values of the reporting units would have exceeded their respective carrying values. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of our annual testing date, the fair value of one of our reporting units would not have exceeded its respective carrying value, which could result in an impairment charge of less than $1.0 million. The recording of any resulting impairment loss could have a material adverse effect on our financial statements.

Long-Lived and Finite-Lived Intangible Assets

We review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could have a material adverse effect on our financial statements. We have a finite-lived intangible asset related to the purchase of the library of Emeril Lagasse television content. The unamortized portion of this finite-lived intangible asset was $1.3 million as of December 31, 2010. If we were unable to further derive revenues from this television content library, then the finite-lived intangible asset would be subject to accelerated amortization of up to $1.3 million.

Deferred Income Tax Asset Valuation Allowance

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets net deferred tax assets associated with future tax deductions, as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

Non-Cash Equity Compensation

We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan are restricted shares of common stock, restricted stock unit awards and stock options. Restricted shares are valued at the market value of traded shares on the date of grant. Other than performance-based shares tied to the market price of our Class A common stock, performance-based awards are accrued as compensation expense based on the probable outcome of the performance condition, consistent with requirements of ASC Topic 718, Compensation - Stock Compensation. Stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates as well as from adverse changes in our publicly traded investment. We do not utilize financial instruments for trading purposes.

Interest Rates

We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $9.0 million on the term loan at December 31, 2010 at an average rate of 3.12% for the year. A one percentage point increase in the interest rate would have increased interest expense by $0.1 million for 2010.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2010, net unrealized gains and losses on these investments were not material. However, in 2010, we recorded approximately $0.6 million in interest income. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth on pages F-1 through F-32 of this Annual Report on Form 10-K and is incorporated by reference herein.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have determined that, during the fourth quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young

New York, New York

March 14, 2011

Item 9B.	Other Information.

Although we did not achieve the adjusted EBITDA (i.e., consolidated income (loss) before interest income or expense, taxes, depreciation and amortization, impairment, non-cash compensation expense and other expense) target provided under the Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan for 2010, the Compensation Committee considered the recommendation of management to acknowledge employee efforts in an environment that continued to be challenging by making discretionary recognition awards. These payments included recognition awards to certain of the named executive officers, as an acknowledgement of their leadership and contributions during 2010 and for further retention and motivational purposes, as follows: Robin Marino, $50,000; Kelli Turner, $40,000; and Peter Hurwitz, $35,000.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for our 2011 annual meeting of stockholders (our “Proxy Statement”) under the captions “PROPOSAL 1 – ELECTION OF DIRECTORS — Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” “MEETINGS AND COMMITTEES OF THE BOARD — Code of Ethics” and “ — Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2010,” “EXECUTIVE COMPENSATION AGREEMENTS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010,” “OPTION EXERCISES AND STOCK VESTED DURING 2010,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding beneficial ownership of our equity securities is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation plans approved by security holders:	8,241,776	(1)	$7.16	3,427,476	(2)
Equity Compensation plans not approved by security holders:	416,667	(3)	$12.59	n/a

Total	8,658,443		n/a	n/a

(1)	Includes 720,000 restricted stock units and 200,000 performance-based shares. The weighted average exercise price reported in column (b) does not take these awards into account.

(2)	Represents shares available for grant under the Martha Stewart Living Omnimedia Omnibus Stock and Option Compensation Plan.
(3)	Represents the remainder of a warrant issued in connection with a consulting agreement in August 2006; the shares became fully vested in July 2007. See Note 9, Employee and Non-Employee Benefit and Compensation Plans, in the Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” and “MEETING AND COMMITTEES OF THE BOARD — Corporate Governance” and is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement under the caption “INDEPENDENT PUBLIC ACCOUNTANTS” and is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Schedules: See page F-1 of this Annual Report on Form 10-K.

(3) Exhibits:

Exhibit Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, File Number 333-84001 (the “Registration Statement”)).

3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008 (“June 2008 10-Q”)).

4.1	—	Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2006 (“September, 2006 10-Q”)).

10.1†	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.

10.1.1†	—	Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).

10.1.2†	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)).

10.1.3†	—	Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.2†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.2.1.

10.2.1†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).

10.3	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.8 to the Registration Statement).

10.4†	—	Director Compensation Program (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2009 (the “2009 10-K”)).

10.5†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2008 (“September 2008 10-Q”)), as amended by Exhibit 10.5.1.

10.5.1†	—	Amendment dated as of October 29, 2010 to the Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2010 (“September 2010 10-Q”)).

Exhibit Number		Exhibit Title

10.6	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.6.1 and 10.6.2.

10.6.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999).

10.6.2	—	Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).

10.7	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2001 (the “June 2001 10-Q”)).

10.8†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.4 to our September 2008 10-Q).

10.9†	—	Letter Agreement, dated as of September 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Peter Hurwitz (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2010 (“March 2010 10-Q”)).

10.10†	—	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”).

10.11	—	Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our June 2008 10-Q), as amended by Exhibits 10.11.1 and 10.11.2.

10.11.1	—	First Amendment, dated as of December, 2008, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008 (incorporated by reference to Exhibit 10.11.1 to our 2009 10-K).

10.11.2	—	Second Amendment, dated as of February 8, 2010, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008, as amended. (incorporated by reference to Exhibit 10.11.2 to our 2009 10-K).

10.12†	—	Employment Agreement, dated as of March 24, 2009, between Martha Stewart Living Omnimedia, Inc. and Kelli Turner (incorporated by reference to Exhibit 10.1 to our March 2009 10-Q).

10.13†	—	2005 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 6, 2005).

10.14†	—	Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).

Exhibit Number		Exhibit Title

10.15†	—	Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2005).

10.16	—	Warrant Registration Rights Agreement, dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to Exhibit 10.3 to our September, 2006 10-Q).

10.17†	—	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file number 001-15395) filed on February 27, 2007).

10.18†	—	2008 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2007).

10.19	—	Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.20**	—	Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2009 (“September 2009 10-Q”)), as amended by Exhibits 10.20.1 and 10.20.2.

10.20.1	—	Waiver and Amendment to Loan Documents, dated as of December 18, 2009, to Amended and Restated Loan Agreement dated as of August 7, 2009 among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.22 to our 2009 10-K).

10.20.2	—	Waiver dated as of November 1, 2010, to the Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our September 2010 10-Q).

10.21	—	Security Agreement, dated as of July 31, 2008, among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our September 2008 10-Q) as amended by Exhibits 10.21.1, 10.21.2, and 10.20.1.

10.21.1	—	Waiver and Omnibus Amendment No. 1, dated as of June 18, 2009, to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2009).

10.21.2	—	Amendment No. 2, dated as of August 7, 2009, to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, (incorporated by reference to Exhibit 10.2 to our September 2009 10-Q).

10.22	—	Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q), as reaffirmed by Exhibit 10.22.1.

Exhibit Number		Exhibit Title

10.22.1	—	Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions — EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.23	—	Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

10.24†	—	Martha Stewart Living Omnimedia, Inc. Director Deferral Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2008 (the “2008 10-K”)).

10.25†	—	Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan Deferral Election Form dated July 1, 2004 and Clarification dated December 23, 2008 between Martha Stewart Living Omnimedia, Inc. and Michael Goldstein (incorporated by reference to Exhibit 10.47 to the 2008 10-K).

10.26†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).

10.27†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).

10.28†*	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement.

10.29†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).

10.30†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).

10.31†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).

10.32†	—	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 12, 2009).

10.33†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.5 to our September 2008 10-Q).

10.34†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.6 to our September 2008 10-Q).

Exhibit Number		Exhibit Title

10.35†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.9 to our September 2008 10-Q).

10.36†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.10 to our September 2008 10-Q).

10.37†	—	Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of stockholders, dated as of April 7, 2005).

21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	indicates management contracts and compensatory plans
*	indicates filed herewith
**	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2011

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ Charles Koppelman
Charles A. Koppelman
Principal Executive Officer & Executive
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ Charles Koppelman Charles A. Koppelman	Principal Executive Officer & Executive Chairman of the Board

/s/ Allison Jacques Allison Jacques	Principal Financial and Accounting Officer

/s/ Charlotte Beers Charlotte Beers	Director

/s/ Arlen Kantarian Arlen Kantarian	Director

/s/ William Roskin William A. Roskin	Director

/s/ Claudia Slacik Claudia Slacik	Director

/s/ Todd Slotkin Todd Slotkin	Director

/s/ Frederic Fekkai Frederic Fekkai	Director

Each of the above signatures is affixed as of March 14, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.:

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young

New York, New York

March 14, 2011

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands except share and per share data)

	2010	2009	2008
REVENUES
Publishing	$145,573	$146,100	$179,116
Broadcasting	42,434	46,111	47,328
Merchandising	42,806	52,566	57,866

Total revenues	230,813	244,777	284,310

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	124,235	121,522	136,709
Selling and promotion	60,288	59,333	71,504
General and administrative	50,321	56,584	69,632
Depreciation and amortization	4,632	7,874	7,973
Impairment charge — goodwill	—	—	8,849
Impairment charge — other asset	—	11,432	500

Total operating costs and expenses	239,476	256,745	295,167

OPERATING LOSS	(8,663)	(11,968)	(10,857)

OTHER (EXPENSE)/INCOME
Interest (expense)/income, net	(66)	(101)	490
Loss on sale of fixed asset	(647)	—	—
Gain on sale of short-term investments	1,512	330	—
Loss on equity securities	(15)	(877)	(2,221)
Other loss	—	(236)	(763)

Total other income / (expense)	784	(884)	(2,494)

LOSS BEFORE INCOME TAXES	(7,879)	(12,852)	(13,351)
Income tax provision	(1,717)	(1,726)	(2,314)

NET LOSS	$(9,596)	$(14,578)	$(15,665)

LOSS PER SHARE
Basic and diluted	$(0.18)	$(0.27)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	54,440,490	53,879,785	53,359,538

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in thousands except share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,204	$25,384
Short-term investments	10,091	13,085
Accounts receivable, net	59,250	56,364
Inventory	5,309	5,166
Deferred television production costs	2,413	3,788
Other current assets	4,772	5,709

Total current assets	105,039	109,496

PROPERTY, PLANT AND EQUIPMENT, net	14,507	17,268
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	46,547	47,070
OTHER NONCURRENT ASSETS, net	11,114	10,850

Total assets	$222,314	$229,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,062	$26,752
Accrued payroll and related costs	6,541	7,495
Current portion of deferred subscription revenue	18,734	18,587
Current portion of other deferred revenue	4,732	4,716
Current portion loan payable	1,500	—

Total current liabilities	61,569	57,550

DEFERRED SUBSCRIPTION REVENUE	4,529	5,672
OTHER DEFERRED REVENUE	1,413	2,759
LOAN PAYABLE	7,500	13,500
DEFERRED INCOME TAX LIABILITY	4,527	3,200
OTHER NONCURRENT LIABILITIES	3,743	3,290

Total liabilities	83,281	85,971

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000,000 shares authorized; 28,753,212 and 28,312,997 shares outstanding in 2010 and 2009, respectively	288	283
Class B Common Stock, $.01 par value, 150,000,000 shares authorized; 26,317,960 and 26,690,125 shares outstanding in 2010 and 2009	263	267
Capital in excess of par value	295,576	290,387
Accumulated deficit	(156,201)	(146,605)
Accumulated other comprehensive (loss) / income	(118)	263

	139,808	144,595

Less Class A treasury stock — 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	139,033	143,820

Total liabilities and shareholders’ equity	$222,314	$229,791

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2008	26,738	$267	26,722	$267	$272,132	$(116,362)	$—	(59)	$(775)	$155,529
Net loss	—	—	—	—	—	(15,665)	—	—	—	(15,665)
Other comprehensive income:
Unrealized loss on investment	—	—	—	—	—	—	(1,129)	—	—	(1,129)
Realized loss on investment	—	—	—	—	—	—	1,129	—	—	1,129

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(15,665)
Shares returned on net treasury basis	—	—	(32)	—	—	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	6	—	—	—	44	—	—	—	—	44
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	1,460	15	—	—	3,113	—	—	—	—	3,128
Non-cash equity compensation	—	—	—	—	7,959	—	—	—	—	7,959

Balance at December 31, 2008	28,204	282	26,690	267	283,248	(132,027)	—	(59)	(775)	150,995
Comprehensive loss: Net loss	—	—	—	—	—	(14,578)	—	—	—	(14,578)
Other comprehensive loss:
Unrealized gain on investment	—	—	—	—	—	—	263	—	—	263

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14,315)
Issuance of shares in conjunction with stock options exercises	10	—	—	—	70	—	—	—	—	70
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	99	1	—	—	(558)	—	—	—	—	(557)
Non-cash equity compensation	—	—	—	—	7,627	—	—	—	—	7,627

Balance at December 31, 2009	28,313	283	26,690	267	290,387	(146,605)	263	(59)	(775)	143,820
Comprehensive loss:
Net loss	—	—	—	—	—	(9,596)	—	—	—	(9,596)
Other comprehensive income:	—	—	—	—	—	—	—	—	—
Unrealized gain on investment, net	—	—	—	—	—	—	1,131			1,131
Realized gain on investment	—	—	—	—	—	—	(1,512)	—	—	(1,512)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(9,977)
Conversion of shares	372	4	(372)	(4)	—	—	—	—	—	—
Issuance of shares in conjunction with stock options exercises	142	2	—	—	293	—	—	—	—	295
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(74)	(1)	—	—	(460)	—	—	—	—	(461)
Non-cash equity compensation	—	—	—	—	5,356	—	—	—	—	5,356

Balance at December 31, 2010	28,753	$288	26,318	$263	$295,576	$(156,201)	$(118)	(59)	$(775)	$139,033

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,596)	$(14,578)	$(15,665)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

Non-cash revenue	(4,685)	(13,446)	(2,502)
Depreciation and amortization	4,632	7,874	7,973
Amortization of deferred television production costs	27,269	20,651	21,478
Impairment charge	—	11,432	9,349
Non-cash equity compensation	5,400	7,947	8,526
Deferred income tax expense	1,327	1,347	1,854
Loss on equity securities	15	877	2,221
Gain on sale of short-term investment	(1,512)	(330)	—
Loss on sale of fixed assets	647	—	—
Other non-cash charges, net	640	760	1,578
Changes in operating assets and liabilities
Accounts receivable, net	(711)	(3,864)	41,695
Inventory	(143)	887	(1,120)
Deferred television production costs	(25,894)	(20,363)	(20,238)
Accounts payable and accrued liabilities and other	4,969	(1,914)	243
Accrued payroll and related costs	(954)	(30)	(6,338)
Deferred subscription revenue	(996)	(5,212)	(5,684)
Deferred revenue	(484)	5	3,338
Other changes	1,948	(1,316)	(7,009)

Total changes in operating assets and liabilities	(22,265)	(31,807)	4,887

Net cash provided by/(used in) operating activities	1,872	(9,273)	39,699

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(4,707)	(8,609)	(2,864)
Proceeds from the sale of fixed assets	1,403	—	—
Purchases of short-term investments	(15,345)	(25,010)	(9,915)
Sales of short-term investments	18,802	24,830	26,745
Acquisition of business	—	—	(46,310)
Investment in other non-current assets	—	(828)	(6,512)

Net cash provided by/(used in) investing activities	153	(9,617)	(38,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(719)
Proceeds from long-term debt	—	—	30,000
Repayment of long-term debt	(4,500)	(6,000)	(10,500)
Proceeds from exercise of stock options	295	70	44

Net cash (used in)/provided by financing activities	(4,205)	(5,930)	18,825

Net (decrease)/increase in cash	(2,180)	(24,820)	19,668

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,384	50,204	30,536

CASH AND CASH EQUIVALENTS, END OF YEAR	$23,204	$25,384	$50,204

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of business financed by stock issuance	—	—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions except share data and where noted)

1. THE COMPANY

Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading provider of original “how to” content and products for homemakers and other consumers. The Company’s business segments are Publishing, Broadcasting and Merchandising.

In 2010, the Company announced its plan to report a “new” Publishing segment which encompasses the Company’s print and digital distribution platforms that were previously reported in the Company’s Publishing and Internet segments. The Company has been continuing to execute its strategy to leverage its core content across its print and digital platforms more efficiently by further centralizing the creative process. In addition, during the fourth quarter of 2010, the Company reorganized its advertising sales force to centralize selling efforts across all media. As a result of these fundamental changes in the way it views its business, the Company evaluated its operating segments and determined that the print and digital platforms no longer met the definition of separate operating segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”). The new Publishing segment provides management with a more meaningful assessment of the operating performance of the Company’s print and digital platforms.

The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, marthastewart.com. The Broadcasting segment primarily consists of the Company’s television production operations, which produce television programming and other licensing revenue, and its satellite radio operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting standards

Revenue Recognition for Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 09-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) (“ASU 09-13”). The Company adopted this standard on January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company participates in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in the Company’s publications, commercial spots and product integrations on the Company’s television and radio programs, and advertising impressions delivered on the Company’s website. Arrangements that were executed prior to January 1, 2010 are accounted for in accordance with the provisions of ASC Topic 605, Revenue Recognition (“ASC 605”). Because the Company elected to early adopt, on a prospective basis, ASU 09-13, arrangements executed on or after January 1, 2010 are subject to the new guidance. ASU 09-13 updates the existing multiple-element arrangement guidance in ASC 605.

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

For those arrangements accounted for under ASU 09-13, the Company is required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by either the Company itself or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence and (3) best estimate of selling price. The Company is able to establish VSOE of selling price for certain of its radio deliverables; however, in most instances it has allocated consideration based upon its best estimate of selling price. The Company established VSOE of selling price of certain radio deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. The Company’s other deliverables are generally priced with a wide range of discounts/premiums as the result of a variety of factors, including the size of the advertiser and the volume and placement of advertising sold to the advertiser. The Company’s best estimate of selling price is intended to represent the price at which it would sell the deliverable if the Company were to sell the item regularly on a standalone basis. The Company’s estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled (i.e., when magazines are on sale, at the time television integrations are aired or when the digital impressions are served).

Investments in Other Non-Current Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) (“FIN 46R”) to improve financial reporting by enterprises involved with a variable interest entity (“VIE”) and provide more relevant and reliable information to users of financial statements. Among other changes, the amendments to FIN 46R replaced the then-existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance also requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE.

SFAS 167 has a similar scope as FIN 46R, with the addition of entities previously considered qualifying special purpose entities and was effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-17,

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 09-17”). The purpose of ASU 09-17 is to bring SFAS 167 (as discussed above) into the ASC by amending ASC Topic 810, Consolidation. The application of ASU 09-17 did not have an impact on the Company’s financial condition or results of operations.

The Company has cost-based investments which represent investments in preferred stock. As of December 31, 2010, the Company’s aggregate carrying value of these investments was $5.8 million and has been included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in VIEs. As of December 31, 2010, the Company’s investments in the entities were substantially equal to its maximum exposure to loss. There are no future contractual funding commitments at this time. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.

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

Investment in equity securities

During 2009 and 2010 the Company held certain investments in equity securities which had readily determinable fair values. These securities were accounted for as available-for-sale securities and were reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income/(loss) within shareholders’ equity. If a decline in fair value of any of these securities had been judged to be other than temporary, the cost basis of the securities would have been written down to fair value and the amount of the write-down would have been accounted for as a realized loss, included in earnings. No such write-downs occurred in either year. In 2010, the Company sold all of its investments in equity securities for a gain of $1.5 million which is included in total other (expense)/income on the consolidated statement of operations. Accordingly, as of December 31, 2010, the Company no longer held investments in equity securities with readily determinable fair values.

Cash and Cash Equivalents

Cash and cash equivalents include cash equivalents that mature within three months of the date of purchase.

Short-term Investments

Short-term investments include investments that have maturity dates in excess of three months, but less than one year, from the date of acquisition (see Note 3).

Revenue Recognition

The Company recognizes revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis, and any specific, known troubled accounts.

See “Recent accounting standards” in this Note 2 for further discussion of revenue recognition for multiple-deliverable revenue arrangements.

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

Digital advertising revenues on the Company’s websites are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.

Television advertising revenues for season 5 of The Martha Stewart Show in syndication were recognized when the related commercials were aired and were recorded net of agency commission and estimated reserves for television audience underdelivery. Television spot advertising for season 6 of The Martha Stewart Show is sold by Hallmark Channel, with net receipts payable to the Company quarterly. Since advertisers contract with Hallmark Channel directly, balance sheet reserves for television audience underdelivery are not required; however, revenues continue to be recognized when commercials are aired and are recorded net of agency commission and the impact of television audience underdelivery. Television integration revenues are recognized when the segment featuring the related product/brand immersion is initially aired. Television revenues related to Emeril Lagasse are generally recognized when services are performed, regardless of when the episodes air. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement and are generally recognized upon delivery of the episodes to the licensee, provided that the license period has begun. Throughout 2010, the Company executed several agreements with Hallmark Channel, certain of which are combined as one arrangement. The agreements with Hallmark Channel are accounted for under the guidance set forth in ASC 926, Entertainment – Films. Radio advertising revenues are generally recorded when the related commercials are aired and are recorded net of agency commissions. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement.

Licensing-based revenues, most of which are in the Merchandising segment, are accrued on a monthly basis based on the specific mechanisms of each contract. Payments are generally made by the Company’s partners on a quarterly basis. Generally, revenues are accrued based on actual sales, while any minimum guarantees are earned evenly over the fiscal year. Revenues related to the Company’s agreement with Kmart had been recorded on a monthly basis based on actual retail sales, until the last period of the year, when the Company recognized a substantial majority of the true-up between the minimum royalty amount and royalties paid on actual sales. Not recognizing revenue until the fourth quarter was originally driven in large part by concern about whether the collectability of the minimums was reasonably assured in the wake of the Kmart Chapter 11 filing. Concern about the collectability persisted in subsequent years due to difficulties in the relationship with Kmart and numerous store closings that caused royalties to fall short of the minimums. Accordingly, the true-up payment had been recorded in the fourth quarter at the time the true-up amounts were known and subsequently collected. The Company’s Kmart agreement ended in January 2010.

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

Goodwill and Intangible Assets

Goodwill

The components of goodwill as of December 31, 2010 and 2009 are set forth in the schedule below, and are reported within the Publishing and Merchandising segments:

(in thousands)
Publishing	$44,257
Merchandising	850

Total	$45,107

The Company reviews goodwill for impairment by applying a fair-value based test annually, or more frequently if events or changes in circumstances warrant, in accordance with ASC Topic 350, Goodwill (and Indefinite-Lived Intangible Assets). Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill using a discounted cash flow valuation method. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus making the second step in impairment testing unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. The Company estimates fair values based on the future expected cash flows, revenues, earnings and other factors, which consider segment level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, it may record additional impairment charges in the future.

For the years ended December 31, 2010 and 2009, no impairment charges related to goodwill or intangible assets were deemed necessary. For the year ended December 31, 2008, the Company determined that the carrying amount of the Body + Soul properties reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of approximately $8.8 million. The fair value of the Body + Soul reporting unit was calculated using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. The estimates resulted from updated financial forecasts, which reflected the Company’s updated market view, business model revisions and lower spending levels. The Company evaluated the impact of these revised forecasts on its view of the Body + Soul reporting unit and determined that a write-off of the goodwill was appropriate.

Intangible assets

The components of intangible assets as of December 31, 2010, 2009 and 2008 are set forth in the schedule below, and are reported within the Publishing, Broadcasting and Merchandising segments:

(in thousands)	Balance at December 31, 2008	Amortization expense	Balance at December 31, 2009	Amortization expense	Balance at December 31, 2010
Trademarks	$45,200	$—	$45,200	$—	$45,200
Other intangibles	6,160	—	6,160	—	6,160
Accumulated amortization — other intangibles	(3,155)	(1,135)	(4,290)	(523)	(4,813)

Total	$48,205	$(1,135)	$47,070	$(523)	$46,547

The unamortized portion of finite-lived intangible assets of $1.3 million will be amortized over the period between January 1, 2011 and December 31, 2014 based upon future estimated cash flows.

The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable, in accordance with ASC Topic 360-10, Impairment or Disposal of Long-lived Assets. Using the Company’s best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value. The Company evaluates intangible assets with finite useful lives at the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets at a consolidated entity or segment reporting unit level, as appropriate.

For the years ended December 31, 2010 and 2009, no impairment charges for long-lived tangible assets and intangible assets with finite useful lives were deemed necessary. In the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $0.5 million for the write-down of an intangible asset in the Publishing business segment related to the 2004 acquisition of the Body + Soul properties.

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

While the Company has assessed the value of investments and concluded that there are no losses that are believed to be other-than-temporary as of December 31, 2010, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying issuer experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

As of December 31, 2010, the Company’s aggregate carrying value of its cost-based investments was $5.8 million. This amount primarily consists of the Company’s preferred stock investments in WeddingWire, pingg and Ziplist.

Advertising Costs

Advertising costs, consisting primarily of direct-response advertising, are expensed in the period in which the related advertising campaign occurs.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock and restricted stock units. For the years ended December 31, 2010, 2009 and 2008, the shares subject to options, the warrant, restricted stock and restricted stock units that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 5,389,222, 5,696,344 and 5,858,784.

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

Equity Compensation

In accordance with the fair-value recognition provisions of ASC Topic 718, Share-Based Payments and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, compensation cost recognized in the years ended December 31, 2010, 2009 and 2008 is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. Restricted shares are valued at the market value of traded shares on the date of grant. Other than performance-based shares tied to the market price of the Company’s Class A Common Stock, performance-based awards are accrued as compensation expense based on the probable outcome of the performance condition, consistent with requirements of ASC Topic 718. Stock options are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of the Company’s Class A Common Stock price and expected life of the option.

Other

Certain prior year financial information has been reclassified to conform with fiscal 2010 financial statement presentation. Prior years’ results of the former Internet segment have been combined with those of the Publishing segment in connection with the Company’s revised identification of operating segments.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2010
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$1,637	$—	$1,637
Corporate obligations	—	5,977	—	5,977
Other fixed income securities	—	2,140	—	2,140
International securities	—	337	—	337

Total	$—	$10,091	$—	$10,091

	December 31, 2009
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Four month certificate of deposit	$—	$10,948	$—	$10,948
Marketable equity securities	2,137	—	—	2,137

Total short-term investments:	2,137	10,948	—	13,085
Other current assets:
Marketable equity securities	895	—	—	895

Total	$3,032	$10,948	$—	$13,980

The Company has no liabilities that are measured at fair value on a recurring basis.

Marketable Equity Securities

During 2010, the Company sold the marketable equity securities it held at December 31, 2009 for a gain of $1.5 million which is included in total other (expense)/income on the consolidated statements of operations. The specific identification method was used to determine the cost of the securities sold.

Assets measured at fair value on a nonrecurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. Such impairment charges would incorporate fair value measurements based on level 3 inputs.

4. ACCOUNTS RECEIVABLE, NET

The components of accounts receivable at December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009
Advertising	$36,529	$38,735
Licensing	19,888	17,498
Other	4,335	4,339

	60,752	60,572
Less: reserve for credits and uncollectible accounts	1,502	4,208

	$59,250	$56,364

At December 31, 2009, accounts receivable from Kmart was approximately $7.7 million, primarily related to the true-up payment due to the minimum guaranteed royalty for the year. Payment of such receivable was received by the Company in the first quarter of 2010, prior to the filing of the Annual Report on Form 10-K for the year ended December 31, 2009. There was no receivable from Kmart at December 31, 2010.

Television underdelivery reserves that were previously characterized as reserves against accounts receivable through September 30, 2010, were reclassified as accrued liabilities as of December 31, 2010 due to the change in distribution of The Martha Stewart Show from syndication to cable. The Company no longer directly sells television commercial spots and therefore does not generate receivables that are subject to underdelivery.

5. INVENTORIES

Inventory is comprised of paper, and was valued at $5.3 million and $5.2 million at December 31, 2010 and 2009, respectively. Cost is determined using the FIFO method.

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment at December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009
Studios and equipment	$4,202	$4,202
Furniture, fixtures and equipment	7,702	10,207
Computer hardware and software	8,404	28,187
Leasehold improvements	29,690	35,612

Total Property, Plant and Equipment	49,998	78,208
Less: accumulated depreciation and amortization	35,491	60,940

Net Property, Plant and Equipment	$14,507	$17,268

Depreciation and amortization expenses related to property, plant and equipment were $3.8 million, $6.4 million and $5.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

7. CREDIT FACILITIES

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. The Company was compliant with the debt covenants related to the line of credit as of December 31, 2010. The Company had no outstanding borrowings under this facility as of December 31, 2010 and had letters of credit outstanding of $2.6 million.

In April 2008, the Company entered into a loan agreement with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan is secured by substantially all of the assets of the Emeril business that the Company acquired. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. As of December 31, 2010, the Company has paid $21.0 million in principal, including prepayment of the $4.5 million due through September 30, 2011, such that $9.0 million was outstanding at December 31, 2010. Only one principal payment of $1.5 million due as of December 31, 2011 is reflected as a current liability in the consolidated balance sheet as of December 31, 2010. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms require the Company to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full.

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

In the fourth quarter, the Company had anticipated that it would not be in compliance with the covenants of the loan agreement that require the Company to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75 for the twelve month period ending December 31, 2010. As a result, the Company executed a waiver in respect of the maintenance of these covenants of the loan agreement with Bank of America that applies to the fourth quarter of 2010 and the first quarter of 2011. Other than the covenants that were waived, the Company was compliant with the debt covenants as of December 31, 2010.

In the first quarter of 2011, the Company anticipated that it would not be in compliance with the covenants of the loan agreement that require the Company to maintain Tangible Net Worth of at least $40 million as of March 31, 2011, as well as to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75 for the twelve month period ending June 30, 2011. As a result, the Company executed an amendment to the loan agreement with Bank of America, which requires the Company to maintain Tangible Net Worth of at least $35 million that applies to the first quarter of 2011, and with respect to the other two covenants, the Company executed a waiver that excludes these adjusted EBITDA-related covenants in their entirety for the second quarter of 2011.

The Company currently expects to be compliant with all other debt covenants through 2011. Additionally, the Company currently has cash balances that are in excess of the loan payable, which provides the Company with the ability to repay the outstanding principal in full at any time in the event of default or to prevent default.

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

9. EMPLOYEE AND NON-EMPLOYEE BENEFIT AND COMPENSATION PLANS

Retirement Plans

The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the Internal Revenue Code ($0.02 million in 2010, 2009 and 2008), whichever is less. The Company matches 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions totaled approximately $0.8 million, $1.0 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company does not sponsor any post-retirement and/or post-employment benefit plan.

Stock Incentive Plans

Prior to May 2008, the Company had several stock incentive plans that permitted the Company to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives granted under these plans were stock options and restricted shares of common stock. The Compensation Committee of the Board of Directors was authorized to grant awards for up to a maximum of 10,000,000 underlying shares of Class A Common Stock under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (the “1999 Option Plan”), and awards for up to a maximum of 600,000 underlying shares of Class A Common Stock under the Company’s Non-Employee Director Stock and Option Compensation Plan (the “Non-Employee Director Plan”).

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

In November 1997, the Company established the Martha Stewart Living Omnimedia LLC Nonqualified Class A LLC Unit/Stock Option Plan (the “1997 Option Plan”). The Company had an agreement with Martha Stewart whereby she periodically returned to the Company shares of Class B Common Stock owned by her or her affiliates in amounts corresponding on a net treasury basis to the number of options exercised under the 1997 Option Plan during the relevant period. As of the first quarter of 2008, all shares of Class B Common Stock due to the Company pursuant to this agreement had been returned. No options remain outstanding under the 1997 Option Plan and no further awards will be made from the 1997 Option Plan.

Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of the Company’s consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, the Company recorded non-cash equity compensation expense of $5.4 million, $7.9 million, and $8.5 million, respectively. In 2006 and 2005, the Company capitalized $0.2 million and $1.3 million, respectively, of non-cash equity compensation which was issued in connection with the execution of certain licensing agreements. Accordingly, the value of the shares is amortized to non-cash equity compensation expense as revenues are recognized. For the year ended December 31, 2010, $0.04 million was expensed in connection with these awards. As of December 31, 2010, capitalized non-cash equity compensation was $0.1 million.

Black-Scholes Assumptions

The Company uses the Black-Scholes option pricing model to value options and warrants issued. The model requires numerous assumptions, including expected volatility of the Company’s Class A Common Stock price, expected life of the option and expected cancellations. These assumptions are reviewed and used to value grants when they are issued.

Stock Options

Options which were issued under the 1999 Option Plan were granted with an exercise price equal to the closing price of Class A Common Stock on the most recent prior date for which a closing price is available, without regard to after-hours trading. Options granted under the New Stock Plan are granted with an exercise price equal to the closing price of the Class A Common Stock on the date of grant. Stock options have a term not to exceed 10 years. The Compensation Committee determines the vesting period for the Company’s stock options. Generally, employee stock options vest ratably on each of either the first three or four anniversaries of the grant date. Non-employee director options generally vest over a one-year period from the grant date. Employee option awards usually do not provide for accelerated vesting upon retirement, death, or disability unless otherwise provided in the applicable award agreement.

As of December 31, 2010 and 2009, there was $4.2 million and $5.7 million, respectively, of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted average period of 2.0 years.

The intrinsic values of options exercised during the years ended December 31, 2010 and 2009 were not significant. The total cash received from the exercise of stock options was $0.3 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively, and is classified as financing cash flows.

During 2010, the Company issued 870,002 options to employees from the New Stock Plan. During 2009, the Company issued 3,805,765 options to employees from the New Stock Plan. During 2008, the Company issued 786,376, 2,700,000, and 50,000 options to employees from the New Stock Plan, the 1999 Option Plan, and the Non-Employee Director Plan, respectively.

The fair value of employee option awards was estimated on the grant date using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rates	1.0% – 1.6%	0.9% – 2.33%	1.2% – 2.5%
Dividend yields	Zero	Zero	Zero
Expected volatility	61.8% – 63.8%	45.1% – 64.3%	45.1% – 50.3%
Expected option life	2.5 – 3.7 years	2.5 – 3.7 years	2.5 – 3.7 years
Average fair market value per option granted	$2.14 – $2.61	$0.71 – $3.29	$1.69 – $3.27

Note: This table represents a blend of assumptions.

During 2010 and 2009, no options were granted to non-employees. During 2008, the Company issued 100,858 options to a non-employee under the New Stock Plan. The fair value of non-employee contingent awards where vesting restrictions lapsed in 2008 was estimated on the date when vesting provisions lapsed, using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

2008
Risk-free interest rates	3.3% – 3.7%
Dividend yields	Zero
Expected volatility	45.5% – 47.8%
Expected option life	7.1 – 7.5 years
Average fair market value per option granted	$2.00 – $2.55

Note: This table represents a blend of assumptions.

Changes in outstanding options under the 1999 Option Plan and the Non-Employee Director Plan during the years ended December 31, 2010 and 2009 were as follows:

	Number of shares subject to options	Weighted average exercise price
Outstanding as of December 31, 2008	3,531,391	$12.71
Granted	—	—
Exercised	(9,900)	7.04
Cancelled	(688,624)	10.08

Outstanding as of December 31, 2009	2,832,867	$13.37

Granted	—	—
Exercised	(3,500)	6.78
Cancelled	(249,467)	21.55

Outstanding as of December 31, 2010	2,579,900	$12.59

Options exercisable at December 31, 2010	2,109,332	$13.82
Shares available for grant at December 31, 2010	—

Changes in outstanding options under the New Stock Plan during the years ended December 31, 2010 and 2009 were as follows:

	Number of shares subject to options	Weighted average exercise price
Outstanding as of December 31, 2008	879,734	$8.47
Granted	3,805,765	2.78
Exercised	—	—
Cancelled	(485,000)	3.70

Outstanding as of December 31, 2009	4,200,499	$3.87

Granted	870,002	5.45
Exercised	(138,249)	1.96
Cancelled	(190,376)	4.30

Outstanding as of December 31, 2010	4,741,876	$4.20

Options exercisable at December 31, 2010	1,521,705	$4.94

Shares available for grant at December 31, 2010	3,427,476

The following table summarizes information about the shares subject to stock options outstanding under the Company’s option plans as of December 31, 2010:

	Weighted Average Remaining Contractual Life in Years	Shares Subject to Options Outstanding		Shares Subject to Options Exercisable
Range of Exercise Price Per Share		Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.96-$10.61	8.0	6,264,551	$4.92	2,573,812	$5.87
$14.90-$15.75	0.4	9,225	15.46	9,225	15.46
$15.90	1.1	150,000	15.90	150,000	15.90
$16.45-$18.90	4.2	490,500	18.48	490,500	18.48
$19.92-$26.25	4.8	207,500	20.50	207,500	20.50
$26.56-$33.75	4.1	200,000	28.55	200,000	28.55

$1.96-$33.75	7.4	7,321,776	$7.16	3,631,037	$10.10

Restricted Stock and Restricted Stock Units

Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is generally expensed ratably over the restriction period, typically ranging from three to four years. Restricted stock expense for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $5.1 million and $6.7 million, respectively.

A summary of the shares of restricted stock issued under the Company’s 1999 Option Plan that had not yet vested as of December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

(in thousands, except share data)	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2009	219,203	$10.58
Granted	—	—
Vested (1)	(130,614)	12.60
Forfeitures	(26,896)	8.39

Nonvested at December 31, 2010	61,693	$7.27

(1)	Included in the gross shares vested during the year ended December 31, 2010 are 55,550 shares of Class A Common Stock which were surrendered by recipients in order to fulfill their tax withholding obligations.

The fair value of nonvested under the 1999 Option Plan shares is determined based on the closing price of the Company’s Class A Common Stock on the day preceding grant date. As of December 31, 2010 and 2009, the weighted-average grant date fair values of nonvested shares were $0.1 million and $1.5 million, respectively. As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of less than one-half year.

A summary of the shares of restricted stock issued under the Company’s New Stock Plan that had not yet vested as of December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

(in thousands, except share data)	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2009	493,129	$7.35
Granted	67,912	5.42
Vested(1)	(217,916)	5.54
Forfeitures	(22,203)	6.29

Nonvested at December 31, 2010	320,922	$8.24

(1)	Included in the gross shares vested during the period ended December 31, 2010 are 35,119 shares of Class A Common Stock which were surrendered by recipients in order to fulfill their tax withholding obligations.

The fair value of nonvested shares under the Company’s New Stock Plan is determined based on the closing price of the Company’s Class A Common Stock on the grant date. As of December 31, 2010 and 2009, the weighted-average grant date fair values of nonvested shares were $4.4 million and $8.2 million, respectively. As of December 31, 2010, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock arrangements to be recognized over a weighted-average period of approximately 1 year.

During 2010 and 2009, the Company granted 550,000 and 351,625 restricted stock units, respectively, each of which represented the right to a share of the Company’s Class A Common Stock if the Company achieved certain earnings targets over a performance period.

During 2010, in recognition of changing economic conditions and to ensure the continued retention and motivation of key employees, the Company’s Compensation Committee approved modifications to the performance conditions associated with the restricted stock units issued during 2010 and 2009. The modifications effectively replaced performance condition vesting triggers with service period vesting triggers. Consistent with requirements of ASC Topic 718, Compensation – Stock Compensation, the awards are being amortized over the requisite service period on a prospective basis from the date the Compensation Committee approved the removal of the performance conditions (December 3, 2010), which is deemed to be the grant date for accounting purposes.

A summary of the restricted stock units issued under the Company’s New Stock Plan that have not vested as of December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

(in thousands, except share data)	Shares	Weighted Average Grant Date Value (1)
Nonvested at December 31, 2009	260,375	$4.62
Granted	550,000	5.48
Forfeitures	(90,375)	5.31

Nonvested at December 31, 2010	720,000	$5.19

(1)	The weighted average grant date value included in the table above was adjusted to reflect the impact of the modifications approved on December 3, 2010 to the March 2010 and 2009 awards.

The fair value of nonvested restricted stock units is determined based on the closing price of the Company’s Class A Common Stock on the grant date. As of December 31, 2010 and 2009, the weighted-average grant date fair values of nonvested restricted stock units were $6.3 million and $2.4 million, respectively. As of December 31, 2010, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock units to be recognized over a weighted-average period of approximately 1.7 year.

Non-Employee Equity Compensation

On August 11, 2006, in connection with Mark Burnett’s continued services as executive producer of the syndicated daytime television show, The Martha Stewart Show, the Company issued to Mr. Burnett a warrant to purchase up to 833,333 shares of Class A Common Stock at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During 2007, the warrant vested with respect to one-half the shares and was exercised on a cashless basis, pursuant to which Mr. Burnett acquired 154,112 shares and forfeited 262,555 shares based on the closing price of the Class A Common Stock of $19.98 the day prior to exercise. The balance of this warrant vested later in 2007 and remained outstanding as of December 31, 2010.

Mr. Burnett’s warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrant issued to Mr. Burnett is not covered by the Company’s existing equity plans. In connection with the warrant, the Company also entered into a registration rights agreement with Mr. Burnett and the Company thereafter registered the shares covered under the warrant agreement, in addition to certain other shares, pursuant to a registration statement on Form S-3 filed with the SEC.

10. INCOME TAXES

The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $77.0 million against certain deferred tax assets for 2010. In addition, the Company has recorded a net deferred tax liability of $4.5 million which is attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

The (provision)/benefit for income taxes consists of the following for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	2010	2009	2008
Current Income Tax (Expense)/Benefit
Federal	$—	$(40)	$175
State and local	(236)	(207)	(80)
Foreign	(154)	(132)	(555)

Total current income tax (expense)/benefit	(390)	(379)	(460)

Deferred Income Tax Expense
Federal	(1,133)	(1,112)	(1,582)
State and local	(194)	(235)	(272)

Total deferred income tax expense	(1,327)	(1,347)	(1,854)

Income tax provision from continuing operations	$(1,717)	$(1,726)	$(2,314)

A reconciliation of the federal income tax (provision)/benefit from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2010, 2009, and 2008 is as follows:

(in thousands)	2010	2009	2008
Computed tax benefit at the federal statutory rate of 35%	$2,757	$4,499	$4,673

State income taxes, net of federal benefit	(130)	(99)	(51)

Non-deductible compensation	(532)	(1,414)	(1,756)

Non-deductible expense	(156)	(153)	(170)
Tax on foreign income	(154)	(132)	(555)
Valuation allowance	(3,681)	(4,332)	(4,629)
Other	179	(95)	174

Provision for income taxes	$(1,717)	$(1,726)	$(2,314)

Effective tax rate	21.8%	13.4%	17.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009
Deferred Tax Assets
Provision for doubtful accounts	$917	$781
Accrued rent	1,504	1,344
Reserve for newsstand returns	272	590
Accrued compensation	8,322	7,637
Deferred royalty revenue	275	624
NOL/credit carryforwards	51,736	49,722
Depreciation	5,889	5,015
Amortization of intangible assets	7,748	7,938
Other	1,108	1,014

Total deferred tax assets	77,771	74,665

Deferred Tax Liabilities
Prepaid expenses	(808)	(1,358)
Amortization of intangible assets	(4,527)	(3,225)

Total deferred tax liabilities	(5,335)	(4,583)
Valuation allowance	(76,963)	(73,282)

Net Deferred Tax Asset/(Liability)	$(4,527)	$(3,200)

At December 31, 2010, the Company had aggregate federal net operating loss carryforwards of $106.2 million (before-tax), which will be available to reduce future taxable income through 2030, with the majority expiring in years 2024 and 2025. The Company has federal and state tax credit carryforwards of $2.7 million which begin to expire in 2014. To the extent that the Company achieves positive net income in the future, the net operating loss and credits carryforwards may be utilized and the Company’s valuation allowance will be adjusted accordingly.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of December 31, 2010, the Company had an ASC 740 liability balance of $0.30 million. Of this amount, $0.22 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.08 million is interest. The Company continues to treat interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. As of December 31, 2010 and December 31, 2009, the Company had recorded $0.08 million and $0.06 million, respectively, of accrued interest and penalties in the consolidated balance sheets. Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended December 31, 2010.

(in thousands)	2010	2009
Gross balance at January 1	$131	$151
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	82	—
Reductions for tax positions of prior years	—	—
Settlements	—	(20)
Reductions due to lapse of applicable statute of limitations	—	—

Gross balance at December 31	213	131
Interest and penalties	82	58

Balance including interest and penalties at December 31	$295	$189

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that the liability will decrease by approximately $0.2 million over the next 12 months.

11. COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the years ended December 31, 2010 and 2009, was $10.0 million and $14.3 million, respectively.

12. RELATED PARTY TRANSACTIONS

On June 13, 2008, the Company entered into an intangible asset license agreement (the “Intangible Asset License Agreement”) with MS Real Estate Management Company (“MSRE”), an entity owned by Martha Stewart. The Intangible Asset License Agreement is retroactive to September 18, 2007 and has a five-year term.

Pursuant to the Intangible Asset License Agreement, the Company pays an annual fee of $2.0 million to MSRE for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and to access various real properties owned by Ms. Stewart during the term of the agreement. On February 8, 2010, the Company executed an amendment to the Intangible Asset License Agreement. Pursuant to the amendment, for 2010 only, the annual fee of $2.0 million that would otherwise be payable on or about September 15, 2010 was reduced to $1.95 million and paid in two installments, the first of which was $0.95 million and was paid on February 9, 2010; the remainder of the payment was made on September 15, 2010 as originally scheduled.

MSRE is responsible, at its expense, to maintain, landscape and garden the properties in a manner consistent with past practices; provided, however, that the Company is responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and will reimburse MSRE for up to $0.1 million of approved and documented household expenses. In each of the years ended December 31, 2010 and 2009, the Company reimbursed MSRE $0.1 million for approved and documented household expenses.

The Company also reimbursed MSRE for certain costs borne by MSRE associated with various Company business activities which were conducted at properties covered by the Intangible Asset License Agreement. For the year ended December 31, 2010, the Company reimbursed MSRE $0.1 million for these costs. No similar costs were reimbursed in 2009.

On February 28, 2001, the Company entered into a Split-Dollar Agreement with Martha Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”), under which the Company agreed to pay a significant portion of the premiums on whole life policies insuring Ms. Stewart. The policies were owned by and benefited the MS Partnership. Because of uncertainty whether such arrangements constituted prohibited loans to executive officers and directors after the enactment of the Sarbanes-Oxley Act in 2002, the Split-Dollar Agreement was amended so that the Company would not be obligated to make further premium payments after 2002.

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

In April 2009, the Company entered into an amended and restated employment agreement with Martha Stewart which replaced the existing agreement between the Company and Ms. Stewart that was scheduled to expire in September 2009. The new agreement extends until March 31, 2012. During the term of the agreement, Ms. Stewart is entitled to talent compensation of $2.0 million per year. In addition, she is entitled to an annual bonus in an amount determined by the Compensation Committee, with a target bonus equal to $1.0 million and a maximum annual bonus of 150% of the target amount. Ms. Stewart received a $3.0 million make whole/retention payment in connection with the execution of the agreement, which amount is subject to pro-rata forfeiture in the event Ms. Stewart terminates the agreement without good reason or the Company terminates the agreement with cause.

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

Related party compensation expense includes salary, bonus and non-cash equity compensation as determined under ASC Topic 718. Alexis Stewart, the daughter of Martha Stewart, is a beneficial owner of more than 10% of the Company’s stock. She has been employed by the Company and has served as a co-host of a Company television show and a co-host of a Company radio show. The Company paid Alexis Stewart aggregate compensation of $0.4 million, $0.4 million and $0.2 million in 2010, 2009 and 2008, respectively. The Company also employs certain other members of Martha Stewart’s and Charles Koppelman’s family. Aggregate compensation for these employees was $0.7 million, $0.6 million and $0.5 million in 2010, 2009 and 2008, respectively.

The Company has determined that certain of its investments represent interests in VIEs. The Company derives digital advertising revenues from these VIEs, a portion of which are payable to the VIEs. For the year ended December 31, 2010, total revenues and payables from these investments were $0.5 million and $0.2 million, respectively. For the year ended December 31, 2009, total revenues and payables from these investments were $0.6 million and $0.1 million, respectively.

For the years ended December 31, 2010, 2009, and 2008, respectively, the Company made charitable contributions of $0.02 million, $0.04 million, and $0.02 million to a foundation with which Martha Stewart is affiliated.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities, filming locations, and equipment under operating lease agreements. The lease for the Company’s television production facilities at 221 West 26th Street and its executive and administrative office for television production at 226 West 26th Street expired in 2010 and is currently in the process of being negotiated for renewal. The other leases for these offices and facilities expire between 2012 and 2018, and some of these leases are subject to the Company’s renewal. In 2009, the Company consolidated certain of its offices by relocating the Company’s principal executive and administrative offices, as well as a portion of the Company’s Publishing segment offices and advertising sales offices from 11 West 42nd Street to 601 West 26th Street. The Company entered into a sublease agreement in 2008 for a portion of its office space at 11 West 42nd Street; the Company vacated that office space in March 2009. Total rent expense charged to operations for all such leases, including the Company’s television production facilities and television administrative offices, was approximately $14.0 million, $15.2 million, and $15.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, net of sublease income of $1.3 million and $0.7 million in 2010 and 2009, respectively. No sublease income was recorded in during the year ended December 31, 2008. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

The following is a schedule of future minimum payments under operating leases at December 31, 2010, including the future minimum payments under the current terms of the television production studio and administrative office operating lease which is currently being negotiated. The table includes total minimum lease payment commitments which include rent and other charges:

(in thousands)	Operating Lease Payments	Sublease Income	Net Operating Lease Payments
2011	$15,683	$1,698	$13,985
2012	15,326	1,065	14,261
2013	14,418	402	14,016
2014	13,457	414	13,043
2015	10,959	426	10,533
Thereafter	16,756	439	16,317

Total	$86,599	$4,444	$82,155

Operating lease obligations are shown net of sublease income in this table.

Legal Matters

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material.

Other

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The Company had no outstanding borrowings under this facility as of December 31, 2010 and had letters of credit of $2.6 million as security for certain leases. The Company entered into a loan agreement with Bank of America in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan balance was $9.0 million as of December 31, 2010. See Note 7 for further information.

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

The Company acquired the assets related to chef Emeril Lagasse to further the Company’s diversification strategy and help grow the Company’s operating results. Consistent with ASC Topic 805, Business Combinations, this acquisition was accounted for under purchase accounting. While the primary assets purchased in the transaction were certain trade names valued at $45.2 million, as well as a television content library valued at $5.2 million, $0.9 million of the value, representing the excess purchase price over the fair market value of the assets acquired, was apportioned to goodwill. To the extent that the certain operating metrics are achieved in 2011 and 2012, the potential additional payment will be allocated to the acquisition and will be recognized as goodwill.

Of the intangible assets acquired, only the television content library is subject to amortization over a six-year period, which will be expensed based upon future estimated cash flows. As of December 31, 2010, the unamortized portion of this finite-lived intangible asset is $1.3 million. For the year ended December 31, 2010, $0.5 million was charged to amortization expense and accumulated amortization related to this asset.

The results of operations for the acquisition have been included in the Company’s consolidated financial statements of operations since April 2, 2008, and are recorded in the Broadcasting and Merchandising segments in accordance with the nature of the underlying contracts. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition occurred at the beginning of 2008:

Year Ended December 31, 2008
(unaudited, in thousands, except per share amounts)
Net revenues	$287,528
Net loss	(13,050)
Net loss per share — basic and diluted	$(0.24)

Pro forma adjustments have been made to reflect amortization using asset values recognized after applying purchase accounting adjustments, to record incremental compensation costs and to record amortization of deferred financing costs and interest expense related to the long-term debt incurred to fund a part of the acquisition. No tax adjustment was necessary due to the benefit of the Company’s net operating loss carryforwards. The pro forma loss per share amounts are based on the pro forma number of shares outstanding as of December 31, 2008, which include the shares issued by the Company as a portion of the total consideration for the acquisition.

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

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands except per share data)

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$53,236	$55,299	$49,688	$72,590	$230,813
Operating (loss) / income	(3,369)	(803)	(7,908)	3,417	(8,663)
Net (loss) / income	$(3,865)	$(1,249)	$(8,586)	$4,104	$(9,596)
(Loss)/earnings per share — basic	$(0.07)	$(0.02)	$(0.16)	$0.08	$(0.18)
(Loss)/earnings per share — diluted	$(0.07)	$(0.02)	$(0.16)	$0.07	$(0.18)
Weighted average common shares outstanding
Basic	54,327	54,389	54,487	54,512	54,440
Diluted	54,327	54,389	54,487	55,789	54,440

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$50,430	$56,996	$49,780	$87,571	$244,777
Operating (loss)/income	(15,486)	(6,102)	(11,681)	21,301	(11,968)
Net (loss)/income	$(16,844)	$(6,374)	$(12,113)	$20,753	$(14,578)
(Loss)/earnings per share — basic	$(0.31)	$(0.12)	$(0.22)	$0.38	$(0.27)
(Loss)/earnings per share — diluted	$(0.31)	$(0.12)	$(0.22)	$0.37	$(0.27)
Weighted average common shares outstanding
Basic	53,766	53,820	53,865	54,065	53,880
Diluted	53,766	53,820	53,865	55,620	53,880

Note: Basic and diluted earnings per share are computed independently for each quarter and full year presented. Accordingly, the sum of the quarterly earnings per share data may not agree with the calculated full year earnings per share

First Quarter 2009 Items:

Results included a non-cash impairment charge of $7.1 million related to the Company’s cost-based equity investment in United Craft MS Brands, LLC.

Second Quarter 2009 Items:

Results included a non-cash impairment charge of $5.5 million related to the Company’s cost-based equity investment in United Craft MS Brands, LLC.

Fourth Quarter 2009 Items:

Results included the $10.0 million recognition of previously deferred royalties associated with Kmart. Additionally, results included revenue from the conclusion of the Company’s relationship with TurboChef and a $3.0 million make-whole payment received by the Company.

16. BUSINESS SEGMENTS

The Company’s business segments are discussed in Note 1. In 2010, the Company announced its plan to report a “new” Publishing segment which encompasses the Company’s print and digital distribution platforms that were previously reported in the Company’s Publishing and Internet segments. The Company has been continuing to execute its strategy to leverage its core content across its print and digital platforms more efficiently by further centralizing the creative process. In addition, during the fourth quarter of 2010, the Company reorganized its advertising sales force to centralize selling efforts across all media. As a result of these fundamental changes in the way it views its business, the Company evaluated its operating segments and determined that the print and digital platforms no longer met the definition of separate operating segments in accordance with ASC 280. The new Publishing segment provides management with a more meaningful assessment of the operating performance of the Company’s print and digital platforms. All Publishing operating segment data has been restated to reflect the results of the new Publishing operating segment.

The accounting policies for the Company’s business segments are the same as those described in Note 2. Segment information for the years ended December 31, 2010, 2009, and 2008 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2010
Revenues	$145,573	$42,434	$42,806	$—	$230,813
Non-cash equity compensation	552	230	803	3,816	5,401
Depreciation and amortization	1,127	878	43	2,584	4,632
Operating income/(loss)	2,650	(1,578)	25,001	(34,736)	(8,663)
Total assets	91,914	39,092	73,659	17,649	222,314
Capital expenditures	815	843	10	3,039	4,707
2009
Revenues	$146,100	$46,111	$52,566	$—	$244,777
Non-cash equity compensation	1,233	889	1,468	4,357	7,947
Depreciation and amortization	2,191	1,389	62	4,232	7,874
Impairment charge — other asset	—	—	11,432	—	11,432
Operating income/(loss)	(169)	6,140	25,651	(43,590)	(11,968)
Total assets	92,393	27,458	75,711	34,229	229,791
Capital expenditures	337	23	99	8,150	8,609
2008
Revenues	$179,116	$47,328	$57,866	$—	$284,310
Non-cash equity compensation	3,085	807	1,038	3,596	8,526
Depreciation and amortization	2,116	2,578	90	3,189	7,973
Impairment charge — Goodwill and Other asset	9,349	—	—	—	9,349
Operating income/(loss)	1,628	2,780	32,858	(48,123)	(10,857)
Total assets	95,242	25,608	83,307	57,128	261,285
Capital expenditures	465	199	37	2,163	2,864

17. OTHER INFORMATION

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

The Company’s revenues from foreign sources were $6.5 million, $10.8 million and $13.4 million in 2010, 2009 and 2008, respectively.

The Company’s revenues from Kmart Corporation — which predominately are included in the Merchandising segment — relative to the Company’s total revenues were approximately 1% for 2010, 11% for 2009 and 10% for 2008.

Advertising expense, including subscription acquisition costs, was $14.3 million, $14.8 million, and $19.2 million for 2010, 2009, and 2008, respectively.

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization and impairment charges, which are shown separately within “Operating Costs and Expenses.”

Interest paid in 2010, 2009, and 2008 was $0.5 million, $0.5 million, and $0.9 million, respectively, and is related to the Company’s loan with Bank of America.

Income taxes paid were $0.5 million for 2010. Income taxes paid were $0.3 million for 2009 and $1.1 million for 2008.

18. SUBSEQUENT EVENTS

On March 1, 2011, the Company made awards to certain employees pursuant to the New Stock Plan. The awards consisted, in the aggregate, of 1,025,500 options with an exercise price of $3.95 per share (the closing price on the date of issuance), which options vest 33% on each of March 1, 2012 and 2013 and 34% on March 1, 2014, and 145,000 restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock, of which 140,000 restricted stock units vest 50% on each of March 1, 2012 and March 1, 2013 and 5,000 vest 25% on each of the first four anniversaries. The Company will measure the grant date fair value of these awards as of the date of issuance and will recognize the fair value over the remaining service period of the awards.

In the first quarter of 2011, the Company anticipated that it would not be in compliance with the covenants of its loan agreement for its term loan with Bank of America that require the Company to maintain Tangible Net Worth of at least $40 million as of March 31, 2011, as well as to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75 for the twelve month period ending June 30, 2011. As a result, the Company executed an amendment to the loan agreement, which requires the Company to maintain Tangible Net Worth of at least $35 million that applies to the first quarter of 2011, and with respect to the other two covenants, the Company executed a waiver that excludes these adjusted EBITDA-related covenants in their entirety for the second quarter of 2011.

MARTHA STEWART LIVING OMNIMEDIA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance, Beginning of Year	Additions Charged to Revenues, Costs and Expenses	Additions/ (Deductions) Charged to Balance Sheet Accounts	(Deductions) Charged to Revenues, Costs and Expenses	Balance, End of Year
Allowance for doubtful accounts:
Year ended December 31,
2010	$1,351	$774	$(623)	$—	$1,502
2009	1,502	563	(714)	—	1,351
2008	1,247	399	(144)	—	1,502

Reserve for audience underdelivery:
Year ended December 31,
2010	$2,857	$2,065	$(3,605)	$(1,317)	$—
2009	1,869	2,434	(336)	(1,110)	2,857
2008	3,542	1,563	(125)	(3,111)	1,869

Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2010	73,282	3,681	—	—	76,963
2009	68,003	4,332	947	—	73,282
2008	63,277	4,629	97	—	68,003

EXHIBIT INDEX

Exhibit Number		Exhibit Title

3.1	—	Martha Stewart Living Omnimedia, Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, File Number 333-84001 (the “Registration Statement”)).

3.2	—	Martha Stewart Living Omnimedia, Inc.’s By-Laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008 (“June 2008 10-Q”)).

4.1	—	Warrant to purchase shares of Class A Common Stock, dated August 11, 2006 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2006 (“September, 2006 10-Q”)).

10.1†	—	1999 Stock Incentive Plan (incorporated by reference to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.

10.1.1†	—	Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, File Number 001-15395 (the “1999 10-K”)).

10.1.2†	—	Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”)).

10.1.3†	—	Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.2†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the Registration Statement) as amended by Exhibit 10.2.1.

10.2.1†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to the May 17, 2005 8-K).

10.3	—	Form of Intellectual Property License and Preservation Agreement, dated as of October 22, 1999, by and between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.8 to the Registration Statement).

10.4†	—	Director Compensation Program (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2009 (the “2009 10-K”)).

10.5†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2008 (“September 2008 10-Q”)), as amended by Exhibit 10.5.1.

10.5.1†	—	Amendment dated as of October 29, 2010 to the Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2010 (“September 2010 10-Q”)).

10.6	—	Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.6.1 and 10.6.2.

Exhibit Number		Exhibit Title

10.6.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999).

10.6.2	—	Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).

10.7	—	Lease, dated as of October 1, 2000, between Newtown Group Properties Limited Partnership and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2001 (the “June 2001 10-Q”)).

10.8†	—	Employment Agreement, dated as of September 17, 2008, between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.4 to our September 2008 10-Q).

10.9†	—	Letter Agreement, dated as of September 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Peter Hurwitz (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2010 (“March 2010 10-Q”)).

10.10†	—	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”).

10.11	—	Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our June 2008 10-Q), as amended by Exhibits 10.11.1 and 10.11.2.

10.11.1	—	First Amendment, dated as of December, 2008, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008 (incorporated by reference to Exhibit 10.11.1 to our 2009 10-K).

10.11.2	—	Second Amendment, dated as of February 8, 2010, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008, as amended. (incorporated by reference to Exhibit 10.11.2 to our 2009 10-K).

10.12†	—	Employment Agreement, dated as of March 24, 2009, between Martha Stewart Living Omnimedia, Inc. and Kelli Turner (incorporated by reference to Exhibit 10.1 to our March 2009 10-Q).

10.13†	—	2005 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 6, 2005).

10.14†	—	Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).

10.15†	—	Registration Rights Agreement between Charles A. Koppelman and Martha Stewart Living Omnimedia, Inc. dated January 24, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2005).

Exhibit Number		Exhibit Title

10.16	—	Warrant Registration Rights Agreement, dated as of August 11, 2006, between Martha Stewart Living Omnimedia, Inc. and Mark Burnett (incorporated by reference to Exhibit 10.3 to our September, 2006 10-Q).

10.17†	—	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file number 001-15395) filed on February 27, 2007).

10.18†	—	2008 Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2007).

10.19	—	Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.20**	—	Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2009 (“September 2009 10-Q”)), as amended by Exhibits 10.20.1 and 10.20.2.

10.20.1	—	Waiver and Amendment to Loan Documents, dated as of December 18, 2009, to Amended and Restated Loan Agreement dated as of August 7, 2009 among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.22 to our 2009 10-K).

10.20.2	—	Waiver dated as of November 1, 2010, to the Amended and Restated Loan Agreement, dated as of August 7, 2009, by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our September 2010 10-Q).

10.21	—	Security Agreement, dated as of July 31, 2008, among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our September 2008 10-Q) as amended by Exhibits 10.21.1, 10.21.2, and 10.20.1.

10.21.1	—	Waiver and Omnibus Amendment No. 1, dated as of June 18, 2009, to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2009).

10.21.2	—	Amendment No. 2, dated as of August 7, 2009, to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, (incorporated by reference to Exhibit 10.2 to our September 2009 10-Q).

10.22	—	Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions — Home, Inc., MSLO Productions — EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q), as reaffirmed by Exhibit 10.22.1.

10.22.1	—	Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions — EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

Exhibit Number		Exhibit Title

10.23	—	Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril’s Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

10.24†	—	Martha Stewart Living Omnimedia, Inc. Director Deferral Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2008 (the “2008 10-K”)).

10.25†	—	Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan Deferral Election Form dated July 1, 2004 and Clarification dated December 23, 2008 between Martha Stewart Living Omnimedia, Inc. and Michael Goldstein (incorporated by reference to Exhibit 10.47 to the 2008 10-K).

10.26†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).

10.27†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).

10.28†*	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement.

10.29†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).

10.30†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).

10.31†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).

10.32†	—	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 12, 2009).

10.33†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.5 to our September 2008 10-Q).

10.34†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman (incorporated by reference to Exhibit 10.6 to our September 2008 10-Q).

10.35†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.9 to our September 2008 10-Q).

Exhibit Number		Exhibit Title

10.36†	—	Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Grant Agreement and form of related Notice dated October 1, 2008 between Martha Stewart Living Omnimedia, Inc. and Robin Marino (incorporated by reference to Exhibit 10.10 to our September 2008 10-Q).

10.37†	—	Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company’s proxy statement filed in respect of its 2005 annual meeting of stockholders, dated as of April 7, 2005).

21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	indicates management contracts and compensatory plans
*	indicates filed herewith
**	Schedules and exhibits to this Agreement have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.