Form 10-Q
period 2011-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2011-05-06
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Class	Outstanding as of May 4, 2011
Class A, $0.01 par value	29,104,023
Class B, $0.01 par value	25,984,625

Total	55,088,648

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,874	$23,204
Short-term investments	10,035	10,091
Accounts receivable, net	48,462	59,250
Inventory	5,894	5,309
Deferred television production costs	2,454	2,413
Other current assets	4,548	4,772

Total current assets	94,267	105,039
PROPERTY, PLANT AND EQUIPMENT, net	14,771	14,507
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	46,544	46,547
OTHER NONCURRENT ASSETS, net	10,477	11,114

Total assets	$211,166	$222,314

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,360	$30,062
Accrued payroll and related costs	6,604	6,541
Current portion of deferred subscription revenue	18,624	18,734
Current portion of other deferred revenue	5,004	4,732
Current portion of loan payable	1,500	1,500

Total current liabilities	57,092	61,569

DEFERRED SUBSCRIPTION REVENUE	4,613	4,529
OTHER DEFERRED REVENUE	1,280	1,413
LOAN PAYABLE	6,000	7,500
DEFERRED INCOME TAX LIABILITY	4,864	4,527
OTHER NONCURRENT LIABILITIES	3,896	3,743

Total liabilities	77,745	83,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000,000 shares authorized; 29,014,235 and 28,753,212 shares issued in 2011 and 2010, respectively	290	288
Class B Common Stock, $.01 par value, 150,000,000 shares authorized; 26,067,961 and 26,317,960 shares issued in 2011 and 2010, respectively	261	263
Capital in excess of par value	297,001	295,576
Accumulated deficit	(163,278)	(156,201)
Accumulated other comprehensive loss	(78)	(118)

	134,196	139,808
Less: Class A Treasury Stock – 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	133,421	139,033

Total liabilities and shareholders’ equity	$211,166	$222,314

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
REVENUES
Publishing	$34,676	$31,336
Broadcasting	7,769	12,091
Merchandising	10,230	9,809

Total revenues	52,675	53,236

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	31,208	27,529
Selling and promotion	14,291	14,607
General and administrative	12,956	13,347
Depreciation and amortization	996	1,122

Total operating costs and expenses	59,451	56,605

OPERATING LOSS	(6,776)	(3,369)

OTHER INCOME/(EXPENSE)
Interest expense, net	(113)	(81)
Income on equity securities	219	—

Total other income/(expense)	106	(81)

LOSS BEFORE INCOME TAXES	(6,670)	(3,450)

Income tax provision	(407)	(415)

NET LOSS	$(7,077)	$(3,865)

LOSS PER SHARE – BASIC AND DILUTED
Net Loss	$(0.13)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	54,716	54,327

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2011

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2011	28,753	$288	26,318	$263	$295,576	$(156,201)	$(118)	(59)	$(775)	$139,033
Comprehensive loss:
Net loss	—	—	—	—	—	(7,077)	—	—	—	(7,077)
Other comprehensive income:

Unrealized gain on securities	—	—	—	—	—	—	40	—	—	40

Total comprehensive loss										(7,037)

Conversion of shares	250	2	(250)	(2)	—	—	—	—	—	—

Issuance of shares of stock in conjunction with stock option exercises	5	—	—	—	9	—	—	—	—	9

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	6	—	—	—	(17)	—	—	—	—	(17)

Non-cash equity compensation	—	—	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2011	29,014	$290	26,068	$261	$297,001	$(163,278)	$(78)	(59)	$(775)	$133,421

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,077)	$(3,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(205)	(5,167)
Depreciation and amortization	996	1,122
Amortization of deferred television production costs	6,314	4,523
Non-cash equity compensation	1,443	1,787
Deferred income tax expense	337	369
Income on equity securities	(219)	—
Other non-cash charges, net	197	212
Changes in operating assets and liabilities
Accounts receivable, net	10,788	16,863
Inventory	(585)	(387)
Deferred television production costs	(6,355)	(5,424)
Accounts payable and accrued liabilities	(4,702)	(1,961)
Accrued payroll and related costs	63	(1,152)
Deferred subscription revenue	(26)	968
Deferred revenue	325	1,529
Other changes	1,185	1,055

Total changes in operating assets and liabilities	693	11,491

Net cash provided by operating activities	2,479	10,472

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,312)	(1,787)
Purchases of short-term investments	(905)	(7,465)
Sales of short-term investments	899	10,982

Net cash (used in)/provided by investing activities	(1,318)	1,730

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,500)	(1,500)
Proceeds from exercise of stock options	9	21

Net cash used in financing activities	(1,491)	(1,479)

Net (decrease)/increase in cash	(330)	10,723

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,204	25,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,874	$36,107

The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. General

Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2010 (the “2010 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.

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

2. Significant Accounting Policies

The Company’s significant accounting policies are discussed in detail in the 2010 10-K, especially under the heading Note 2, “Summary of Significant Accounting Policies.”

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$2,105	$—	$2,105
Corporate obligations	—	5,805	—	5,805
Other fixed income securities	—	1,788	—	1,788
International securities	—	337	—	337

Total	$—	$10,035	$—	$10,035

	December 31, 2010
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$1,637	$—	$1,637
Corporate obligations	—	5,977	—	5,977
Other fixed income securities	—	2,140	—	2,140
International securities	—	337	—	337

Total	$—	$10,091	$—	$10,091

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

4. Inventory

Inventory is comprised of paper stock. The inventory balances at March 31, 2011 and December 31, 2010 were $5.9 million and $5.3 million, respectively.

5. Investments in Other Non-Current Assets

The Company has investments in preferred stock which it carries at cost. As of March 31, 2011, the Company’s aggregate carrying value of these investments was $5.7 million and was included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in variable interest entities. As of March 31, 2011, the Company’s investments in the entities were substantially equal to its maximum exposure to loss. There are no future contractual funding commitments. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.

6. Credit Facilities

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. The Company was compliant with the debt covenants as of March 31, 2011. The Company had no outstanding borrowings under this facility as of March 31, 2011 and had letters of credit outstanding of $2.6 million.

In April 2008, the Company entered into a loan agreement with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. As of March 31, 2011, the Company had paid $22.5 million in principal, including prepayment of the $4.5 million due through December 31, 2011. Accordingly, only one principal payment of $1.5 million due as of March 31, 2012 is reflected as a current liability in the consolidated balance sheet as of March 31, 2011. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms require the Company to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. The Company and Bank of America have executed waivers in respect of the maintenance of certain covenants of the loan agreement that apply to the first and second quarters of 2011. Other than the covenants that were waived, the Company was compliant with the debt covenants as of March 31, 2011. See Note 7 of the Notes to the Financial Statements contained in the Company’s 2010 10-K for additional information about the loan agreement with Bank of America.

7. Income taxes

The Company follows Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $2.8 million to its valuation allowance in the three months ended March 31, 2011, resulting in a cumulative balance of $79.8 million as of March 31, 2011. In addition, the Company has recorded $0.4 million of tax expense during the three months ended March 31, 2011 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $4.8 million at March 31, 2011. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of March 31, 2011, the Company had an ASC 740 liability balance of $0.3 million, of which $0.2 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.1 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.2 million.

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

On March 1, 2011, the Company made awards to certain employees pursuant to the New Stock Plan. The awards consisted, in the aggregate, of options to purchase 1,025,000 shares of Class A Common Stock at an exercise price of $3.95 per share (the closing price on the date of grant), which options vest as to 33% of the shares on each of March 1, 2012 and 2013 and as to 34% of the shares on March 1, 2014, and 145,000 restricted stock units, each of which represents the right to a share of the Company’s Class A Common Stock, of which 140,000 restricted stock units vest as to 50% of the shares on each of March 1, 2012 and March 1, 2013 and 5,000 vest as to 25% of the shares on each of the first four anniversaries. The Company has measured the grant date fair value of these awards as of the date of issuance and recognizes the fair value over the remaining service period of the awards. No other material awards or modifications to awards were approved in the three months ended March 31, 2011.

On March 1, 2010, the Company granted awards to multiple recipients. The awards consisted of, in the aggregate, options to purchase 700,000 shares of Class A Common Stock at an exercise price of $5.48 per share (the closing price on the date of grant), which options vest over a four-year period, and 550,000 restricted stock units, each of which represented the right to a share of the Company’s Class A Common Stock if the Company achieved targets over a performance period.

During 2010, in recognition of changing economic conditions and to ensure the continued retention and motivation of key employees, the Company’s Compensation Committee approved modifications to the performance conditions associated with the restricted stock units issued during 2010. The modifications effectively replaced performance condition vesting triggers with service period vesting triggers. Consistent with requirements of ASC Topic 718, Compensation – Stock Compensation, the awards are being amortized over the requisite service period on a prospective basis from the date the Compensation Committee approved the removal of the performance conditions (December 3, 2010), which is deemed to be the grant date for accounting purposes.

9. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2011 and 2010 was $7.0 million and $3.8 million, respectively.

10. Other

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which is shown separately within “Operating Costs and Expenses.”

Certain prior year financial information has been reclassified to conform with fiscal 2011 financial statement presentation. Prior years’ results of the former Internet segment have been combined with those of the Publishing segment in connection with the Company’s revised identification of operating segments.

11. Industry Segments

In 2010, the Company announced its plan to report the results of operations from its former Publishing and Internet operating segments as one operating segment titled “Publishing.” The Company has been continuing to execute its strategy to leverage its core content across its print and digital platforms more efficiently by further centralizing the creative process. In addition, during the fourth quarter of 2010, the Company reorganized its advertising sales force to centralize selling efforts across all media. As a result of these fundamental changes in the way it views its business, the Company evaluated its operating segments and determined that the print and digital platforms no longer met the definition of separate operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”). The new Publishing segment provides management with a more meaningful assessment of the operating performance of the Company’s print and digital platforms.

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

The accounting policies for the Company’s business segments are discussed in more detail in the 2010 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”

Segment information for the quarters ended March 31, 2011 and 2010 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2011
Revenues	$34,676	$7,769	$10,230	$—	$52,675
Non-cash equity compensation	139	24	282	998	1,443
Depreciation and amortization	219	118	8	651	996
Operating (loss) / income	(1,850)	(1,812)	5,235	(8,349)	(6,776)

2010
Revenues	$31,336	$12,091	$9,809	$—	$53,236
Non-cash equity compensation	234	170	373	1,010	1,787
Depreciation and amortization	435	65	12	610	1,122
Operating (loss) / income	(2,563)	3,178	5,324	(9,308)	(3,369)

12. Related Party Transactions

On June 13, 2008, the Company entered into an intangible asset license agreement (the “Intangible Asset License Agreement”) with MS Real Estate Management Company (“MSRE”), an entity owned by Martha Stewart. The Intangible Asset License Agreement is retroactive to September 18, 2007 and has a five-year term.

Pursuant to the Intangible Asset License Agreement, the Company pays an annual fee of $2.0 million to MSRE over the 5-year term for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and to access various real properties owned by Ms. Stewart during the term of the agreement. On February 8, 2010, the Company executed an amendment to the Intangible Asset License Agreement. Pursuant to the amendment, for 2010 only, the annual fee of $2.0 million that would otherwise be payable on or about September 15, 2010 was reduced to $1.95 million and paid in two installments, the first of which was $0.95 million and was paid in February 2010; the remainder of the payment was made on September 15, 2010 as originally scheduled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Unless otherwise noted, “we,” “us,” “our” or the “Company” refers to Martha Stewart Living Omnimedia Inc and its subsidiaries.

Except for historical information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following among others:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	loss of the services of other key personnel;

•	renewed softening of or increased competition in the domestic advertising market;

•

failure by the economy to sustain any meaningful recovery, including particularly the housing market, and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	loss or failure of merchandising and licensing programs;

•	failure in acquiring or developing new brands or realizing the benefits of acquisition;

•	inability to attract anticipated levels of viewers to our programming on Hallmark Channel;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

•	increases in paper, postage, freight or printing costs;

•	renewed weakening in circulation;

•	operational or financial problems at any of our business partners;

•	our inability to successfully and profitably develop or introduce new products;

•

failure to predict, respond to and influence trends in consumer taste, shifts in business strategies, inability to add to our partnerships or capitalize on existing partnerships or the termination of such partnerships; and

•	changes in government regulations affecting the Company’s industries.

These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 10-K”) under the heading “Part I, Item 1A. Risk Factors.”

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. We are organized into three business segments with Publishing and Broadcasting representing our media platforms that are complemented by our Merchandising segment. Summarized below are our operating results for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total Revenues	$52,675	$53,236
Total Operating Costs and Expenses	59,451	56,605

Total Operating Loss	$(6,776)	$(3,369)

We generate revenue from various sources such as advertising customers and licensing partners. Publishing is our largest business segment, accounting for 66% of our total revenues for the three months ended March 31, 2011. The primary source of Publishing segment revenue is advertising from our magazines, which include Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. Magazine subscription, advertising revenue generated from our digital properties and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue is derived primarily from our television advertising and licensing, as well as satellite radio advertising and licensing. Television programming is comprised of The Martha Stewart Show, a daily home and lifestyle show, Martha Bakes and other holiday and interview specials featuring Martha Stewart. In addition, we produce television programming featuring other talent including Mad Hungry with Lucinda Scala Quinn, programs featuring Chef Emeril Lagasse, Everyday Food, Petkeeping with Marc Morrone and Whatever, Martha! Satellite radio programming encompasses the Martha Stewart Living Radio channel on Sirius XM Radio. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels.

We incur expenses largely due to compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing magazines (including related direct mail and other marketing expenses), the technology costs associated with our digital properties and the costs associated with producing our television programming. We also incur general overhead costs, including facilities and related expenses.

Detailed segment operating results for the three months ended March 31, 2011 and 2010 are summarized below.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Segment Revenues:
Publishing Segment	$34,676	$31,336
Broadcasting Segment	7,769	12,091
Merchandising Segment	10,230	9,809

TOTAL REVENUES	$52,675	$53,236
Segment Operating Costs and Expenses:
Publishing Segment	$36,526	$33,899
Broadcasting Segment	9,581	8,913
Merchandising Segment	4,995	4,485

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	$51,102	$47,297
Operating Income / (Loss):
Publishing Segment	$(1,850)	$(2,563)
Broadcasting Segment	(1,812)	3,178
Merchandising Segment	5,235	5,324

Total Segment Operating Income Before Corporate Expenses	$1,573	$5,939
Corporate Expenses *	(8,349)	(9,308)

TOTAL OPERATING LOSS	$(6,776)	$(3,369)

*	Corporate expenses include unallocated costs of certain items such as compensation and related costs for certain departments such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated expenses are recorded as Corporate expenses because these items are directed and controlled by central management and not our segment management and therefore should not be included as part of our segment operating performance.

Three Months ended March 31, 2011 Operating Results Compared to Three Months ended March 31, 2010 Operating Results

For the three months ended March 31, 2011, total revenues decreased approximately 1% from the prior-year period due predominantly to the inclusion in the three months ended March 31, 2010 of substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming and a $1.0 million one-time payment received from a manufacturing partner. The prior-year period revenues also included amounts related to our Kmart and 1-800-Flowers.com agreements, which ended in January 2010 and June 2010, respectively. In addition, revenues for the three months ended March 31, 2011 were negatively impacted by a decline in television advertising revenue as compared to the prior-year period. Largely offsetting these items were increased revenues from higher digital advertising sales, new relationships and higher royalties in our Merchandising segment, licensing of new television programming, higher magazine circulation and modestly higher magazine advertising sales in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

For the three months ended March 31, 2011, our operating costs and expenses before Corporate expenses increased approximately 8% from the prior-year period predominantly due to the increase in production, distribution and editorial expenses in all three operating segments. Increased story creation costs, as well as higher printing and distribution expenses driven by an increase in magazine pages and higher paper prices, were the significant contributors to increased production, distribution and editorial expenses in our Publishing segment, while they increased in our Broadcasting segment primarily because of television production costs related to our new programming. In our Merchandising segment, production, distribution and editorial expenses increased to support our new merchandising relationships.

Corporate general and administrative expenses decreased in the three months ended March 31, 2011 as compared to the prior-year period due to lower rent expense as a result of the consolidation of certain offices.

Liquidity

During the first three months of 2011, our overall cash, cash equivalents and short-term investments decreased $0.4 million from December 31, 2010 due primarily to a $1.5 million principal pre-payment on our term loan and capital expenditures, largely offset by positive net cash provided by operations. Cash, cash equivalents and short-term investments were $32.9 million and $33.3 million at March 31, 2011 and December 31, 2010, respectively.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

PUBLISHING SEGMENT

(in thousands)	Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$17,670	$17,276	$394
Digital advertising	4,653	3,003	1,650
Circulation	11,844	10,630	1,214
Books	148	63	85
Other	361	364	(3)

Total Publishing Segment Revenues	34,676	31,336	3,340

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	21,358	18,961	(2,397)
Selling and promotion	12,799	12,897	98
General and administrative	2,150	1,606	(544)
Depreciation and amortization	219	435	216

Total Publishing Segment Operating Costs and Expenses	36,526	33,899	(2,627)

Publishing Segment Operating Loss	$(1,850)	$(2,563)	$713

Publishing segment revenues increased 11% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Print advertising revenue increased $0.4 million due to the increase in advertising pages at Martha Stewart Living and Martha Stewart Weddings, partially offset by lower advertising rates. Also impacting print advertising revenue was an increase in advertising rates for Whole Living that was more than offset by lower advertising pages in Everyday Food. Digital advertising revenue increased $1.7 million due to an increase in sold advertising volume, as well as a modest increase in advertising rates. Circulation revenue increased $1.2 million largely due to higher volume of subscription copies served and higher revenue per copy of Martha Stewart Living.

Magazine Publication Schedule	Three months ended March 31, 2011	Three months ended March 31, 2010
Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	One Issue
Everyday Food	Three Issues	Three Issues
Whole Living	Two Issues	Two Issues

Production, distribution and editorial expenses increased $2.4 million due to higher art and editorial compensation and story costs to support the print and digital magazines, books and the websites, as well as higher printing and distribution expenses related to the increase in magazine pages and higher paper prices. Selling and promotion expenses decreased $0.1 million due to lower staff costs primarily from the restructuring of our advertising sales department, as well as the timing of certain circulation marketing expenses and lower advertising marketing expenses. The decreases in these items were largely offset by higher subscriber acquisition costs and higher digital advertising operations and marketing costs related to the increase in digital advertising revenues. General and administrative expenses increased $0.5 million largely due to higher facilities-related expenses from the reallocation of rent charges to reflect current utilization of office space, as well as higher compensation expense. The increase in our Publishing segment rent allocation was offset by a decrease in Corporate. Depreciation and amortization expenses decreased $0.2 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

BROADCASTING SEGMENT

(in thousands)	Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$3,834	$4,750	$(916)
Radio	875	875	—
Licensing and other	3,060	6,466	(3,406)

Total Broadcasting Segment Revenues	7,769	12,091	(4,322)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	7,489	6,790	(699)
Selling and promotion	399	706	307
General and administrative	1,575	1,352	(223)
Depreciation and amortization	118	65	(53)

Total Broadcasting Segment Operating Costs and Expenses	9,581	8,913	(668)

Broadcasting Segment Operating (Loss) / Income	$(1,812)	$3,178	$(4,990)

Broadcasting segment revenues decreased 36% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Advertising revenue decreased $0.9 million primarily due to the decline in household ratings, as well as lower rates, for season 6 of The Martha Stewart Show on Hallmark Channel as compared to season 5 of The Martha Stewart Show in syndication. The decrease was partially offset by an increase in the quantity of integrations and the inclusion of advertising revenue from our radio agreement with Sirius XM Radio. Licensing and other revenue decreased $3.4 million primarily due to the inclusion in the three months ended March 31, 2010 of substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. The absence of this fee was partially offset by licensing revenues associated with the delivery of new television programming to Hallmark Channel as part of the companion programming to The Martha Stewart Show, which includes Martha Bakes, Mad Hungry with Lucinda Scala Quinn and specials.

Production, distribution and editorial expenses increased $0.7 million due primarily to higher television production costs related to the new programming on Hallmark Channel. The increased television production costs were partially offset by the absence of distribution fees under the season 6 arrangement for The Martha Stewart Show with Hallmark Channel, which were payable under the season 5 syndication agreement. Selling and promotion expenses decreased $0.3 million primarily due to lower staff costs from the restructuring of our advertising sales department. General and administrative expenses increased $0.2 million due to higher compensation expense and higher television facilities rent expense.

MERCHANDISING SEGMENT

(in thousands)	Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$10,230	$8,624	$1,606
Kmart earned royalty	—	114	(114)
Kmart minimum guarantee true-up	—	1,071	(1,071)

Total Merchandising Segment Revenues	10,230	9,809	421

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,360	1,778	(582)
Selling and promotion	1,094	1,004	(90)
General and administrative	1,533	1,691	158
Depreciation and amortization	8	12	4

Total Merchandising Segment Operating Costs and Expenses	4,995	4,485	(510)

Merchandising Segment Operating Income	$5,235	$5,324	$(89)

Merchandising segment revenues increased 4% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Royalty and other revenues, which exclude revenues from Kmart, increased $1.6 million or 19% primarily due to the contributions of our new merchandising relationships and higher royalties from certain of our existing partners. The increase in royalty and other revenues was partially offset by prior-year period revenues related to the one-time $1.0 million payment received from a manufacturing partner and prior-year period revenues from 1-800-Flowers.com, an agreement that was terminated in the second quarter of 2010.

Our agreement with Kmart ended in January 2010. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the specified periods is listed separately above as Kmart minimum guarantee true-up.

Production, distribution and editorial expenses increased $0.6 million primarily due to higher compensation expenses as a result of an increase in headcount to support our new merchandising relationships.

CORPORATE

(in thousands)	Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$7,698	$8,698	$1,000
Depreciation and amortization	651	610	(41)

Total Corporate Operating Costs and Expenses	8,349	9,308	959

Corporate Operating Loss	$(8,349)	$(9,308)	$959

Corporate operating costs and expenses decreased 10% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. General and administrative expenses decreased $1.0 million due to lower rent expense as a result of the consolidation of certain offices and reallocating rent charges to reflect current utilization. The decrease in Corporate costs related to allocated facilities-related expenses was offset by an increase in our Publishing segment.

OTHER ITEMS

Interest expense, net. Interest expense, net, was $0.1 million for both the three months ended March 31, 2011 and 2010.

Income on equity securities. Income on equity securities was $0.2 million for the three months ended March 31, 2011 with no comparable income in the prior-year period. The income was the result of marking certain assets to fair value in accordance with accounting principles governing financial instruments.

Income tax expense. Income tax expense was $0.4 million for both the three months ended March 31, 2011 and 2010.

Net loss. Net loss was $7.1 million for the three months ended March 31, 2011 compared to net loss of $3.9 million for the three months ended March 31, 2010, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2011, our overall cash, cash equivalents and short-term investments decreased $0.4 million from December 31, 2010. The decrease was due predominantly to a $1.5 million principal pre-payment on our term loan with Bank of America and capital expenditures, largely offset by the positive net cash provided by operations. Cash, cash equivalents and short-term investments were $32.9 million and $33.3 million at March 31, 2011 and December 31, 2010, respectively.

We believe that our available cash balances and short-term investments will be sufficient to meet our cash needs for working capital, capital expenditures and loan payments or pre-payments for at least the next twelve months.

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

Cash provided by operating activities was $2.5 million and $10.5 million for the three months ended March 31, 2011 and 2010, respectively. During the first three months of 2011, cash from operations increased primarily due to the satisfaction of advertising, royalty and television licensing receivables. The increase in cash from operations was partially offset by our operating loss, as discussed earlier, net of non-cash factors, as well as cash used to pay certain accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for short- and long-term investments and additions to property, plant, and equipment.

Cash used in investing activities was $1.3 million for the three months ended March 31, 2011 and cash provided by investing activities was $1.7 million for the three months ended March 31, 2010. During the first three months of 2011, cash flow used in investing activities was primarily for capital improvements to our information technology infrastructure, as well as certain costs associated with our websites.

Cash Flows from Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash outflows from financing activities generally include principal repayments on outstanding debt.

Cash flows used in financing activities were $1.5 million for the both of the three months ended March 31, 2011 and 2010. During the first three months of 2011, we made a $1.5 million principal pre-payment on our term loan with Bank of America.

Debt

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure outstanding letters of credit. The line was renewed as of June 30, 2010 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. We were compliant with the debt covenants as of March 31, 2011. We had no outstanding borrowings under this facility as of March 31, 2011 and had letters of credit outstanding of $2.6 million.

In April 2008, we entered into a loan agreement with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid quarterly for the duration of the loan term, approximately 5 years. In aggregate, as of March 31, 2011, we had paid $22.5 million in principal on the term loan, including prepayment of the $4.5 million due through December 31, 2011. At March 31, 2011, the outstanding balance under the loan was $7.5 million. The interest rate is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms require us to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. We and Bank of America have executed waivers in respect of the maintenance of certain covenants of the loan agreement that apply to the first and second quarters of 2011. Other than the covenants that were waived, we were compliant with the debt covenants as of March 31, 2011. See Note 7 of the Notes to the Financial Statements contained in our 2010 10-K for additional information about our loan agreement with Bank of America.

Seasonality and Quarterly Fluctuations

Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic among other key factors and is typically highest in the fourth quarter of the year. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain revenues and costs in our television business also fluctuate based on production and delivery schedules. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements. As described in the 2010 10-K, we could have indemnification obligations with respect to our officers and directors.

Critical Accounting Policies and Estimates

General

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our 2010 10-K. We consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, television production costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. There have been no changes to our critical accounting policies and estimates since the date of the 2010 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates, as well as from adverse changes in stock prices. We do not utilize financial instruments for trading purposes.

Interest Rates

We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $7.5 million on the term loan at March 31, 2011 at an average rate of 3.1% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.02 million for the three months ended March 31, 2011.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of March 31, 2011, net unrealized gains and losses on these investments were not material. However, in the first quarter of 2011, we recorded approximately $0.04 million in interest income. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

We hold a financial instrument recorded at a fair value of $0.3 million as of March 31, 2011. We are not exposed to further market risk in excess of the fair value of the financial instrument.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have determined that, during the first quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the 2010 10-K, under the heading Part I, Item 1A, “Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended March 31, 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2011	206	$4.24	Not applicable	Not applicable
February 2011	4,556	$3.80	Not applicable	Not applicable
March 2011	—	—	Not applicable	Not applicable

Total for quarter ended March 31, 2011	4,762	$3.95	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan – Restricted Stock Unit Agreement

10.2	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan – Restricted Stock Unit Agreement for Directors

10.3	Waiver and Amendment, dated as of March 11, 2011, to the Amended and Restated Loan Agreement, dated as of August 7, 2009 among MSLO Emeril Acquisition Sub LLC, Martha Stewart Living Omnimedia, Inc. and Bank of America, N.A.

10.4	New Director Compensation Program

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 6, 2011

/S/ ALLISON JACQUES
Name:	Allison Jacques
Title:	Principal Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan – Restricted Stock Unit Agreement

10.2	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan – Restricted Stock Unit Agreement for Directors

10.3	Waiver and Amendment, dated as of March 11, 2011, to the Amended and Restated Loan Agreement, dated as of August 7, 2009 among MSLO Emeril Acquisition Sub LLC, Martha Stewart Living Omnimedia, Inc. and Bank of America, N.A.

10.4	New Director Compensation Program

31.3	Certification of Principal Executive Officer

31.4	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)