Form 10-Q
period 2011-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2011-08-09
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Class	Outstanding as of August 3, 2011
Class A, $0.01 par value	29,282,466
Class B, $0.01 par value	25,984,625

Total	55,267,091

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,187	$23,204
Short-term investments	11,116	10,091
Accounts receivable, net	43,274	59,250
Inventory	6,147	5,309
Deferred television production costs	2,933	2,413
Other current assets	4,548	4,772

Total current assets	91,205	105,039
PROPERTY AND EQUIPMENT, net	14,247	14,507
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	46,541	46,547
OTHER NONCURRENT ASSETS, net	10,104	11,114

Total assets	$207,204	$222,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,363	$30,062
Accrued payroll and related costs	6,162	6,541
Current portion of deferred subscription revenue	15,655	18,734
Current portion of other deferred revenue	5,242	4,732
Current portion of loan payable	1,500	1,500

Total current liabilities	52,922	61,569

DEFERRED SUBSCRIPTION REVENUE	4,351	4,529
OTHER DEFERRED REVENUE	4,651	1,413
LOAN PAYABLE	4,500	7,500
DEFERRED INCOME TAX LIABILITY	5,201	4,527
OTHER NONCURRENT LIABILITIES	3,961	3,743

Total liabilities	75,586	83,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000,000 shares authorized; 29,156,887 and 28,753,212 shares outstanding in 2011 and 2010, respectively	292	288
Class B Common Stock, $.01 par value, 150,000,000 shares authorized; 25,984,625 and 26,317,960 shares outstanding in 2011 and 2010, respectively	260	263
Capital in excess of par value	298,170	295,576
Accumulated deficit	(166,216)	(156,201)
Accumulated other comprehensive loss	(113)	(118)

	132,393	139,808
Less: Class A Treasury Stock – 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	131,618	139,033

Total liabilities and shareholders’ equity	$207,204	$222,314

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Publishing	$34,141	$35,292	$68,817	$66,627
Broadcasting	7,801	8,190	15,570	20,281
Merchandising	12,918	11,817	23,147	21,626

Total revenues	54,860	55,299	107,534	108,534

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	30,510	29,124	61,718	56,653
Selling and promotion	13,029	13,479	27,320	28,086
General and administrative	12,883	12,559	25,839	25,905
Depreciation and amortization	924	940	1,920	2,062

Total operating costs and expenses	57,346	56,102	116,797	112,706

OPERATING LOSS	(2,486)	(803)	(9,263)	(4,172)

OTHER (EXPENSE) / INCOME

Interest expense, net	(14)	(27)	(126)	(108)
(Loss) / income on equity securities	(14)	(19)	205	(19)

Total other (expense) / income	(28)	(46)	79	(127)

LOSS BEFORE INCOME TAXES	(2,514)	(849)	(9,184)	(4,299)

Income tax provision	(424)	(400)	(831)	(814)

NET LOSS	$(2,938)	$(1,249)	$(10,015)	$(5,113)

LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.05)	$(0.02)	$(0.18)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	54,766	54,389	54,741	54,360

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2011

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income	Shares	Amount	Total
Balance at January 1, 2011	28,753	$288	26,318	$263	$295,576	$(156,201)	$(118)	(59)	$(775)	$139,033
Comprehensive loss:
Net loss	—	—	—	—	—	(10,015)	—	—	—	(10,015)
Other comprehensive income:
Unrealized gain on securities	—	—	—	—	—	—	5	—	—	5

Total comprehensive loss										(10,010)

Conversion of shares	333	3	(333)	(3)	—	—	—	—	—	—

Issuance of shares of stock in conjunction with stock option exercises	81	1	—	—	224	—	—	—	—	225

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(10)	—	—	—	(22)	—	—	—	—	(22)
Non-cash equity compensation	—	—	—	—	2,392	—	—	—	—	2,392

Balance at June 30, 2011	29,157	$292	25,985	$260	$298,170	$(166,216)	$(113)	(59)	$(775)	$131,618

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,015)	$(5,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(432)	(5,390)
Depreciation and amortization	1,920	2,062
Amortization of deferred television production costs	11,712	10,148
Non-cash equity compensation	2,414	3,470
Deferred income tax expense	674	688
(Income) / loss on equity securities	(205)	19
Other non-cash charges, net	306	342
Changes in operating assets and liabilities
Accounts receivable, net	15,976	17,551
Inventory	(838)	790
Deferred television production costs	(12,232)	(10,850)
Accounts payable and accrued liabilities	(5,699)	(4,911)
Accrued payroll and related costs	(379)	(1,287)
Deferred subscription revenue	(3,257)	(1,628)
Deferred revenue	4,142	1,266
Other changes	1,467	945

Total changes in operating assets and liabilities	(820)	1,876

Net cash provided by operating activities	5,554	8,102

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,656)	(3,226)
Purchases of short-term investments	(4,856)	(12,688)
Sales of short-term investments	3,716	12,775

Net cash used in investing activities	(2,796)	(3,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,000)	(1,500)
Proceeds received from stock option exercises	225	63

Net cash used in financing activities	(2,775)	(1,437)

Net (decrease) / increase in cash	(17)	3,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,204	25,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,187	$28,910

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Short-term investments:
U.S. government and agency securities	$—	$2,687	$—	$2,687
Corporate obligations	—	5,988	—	5,988
Other fixed income securities	—	1,236	—	1,236
International securities	—	1,205	—	1,205

Total	$—	$11,116	$—	$11,116

	December 31, 2010
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Short-term investments:
U.S. government and agency securities	$—	$1,637	$—	$1,637
Corporate obligations	—	5,977	—	5,977
Other fixed income securities	—	2,140	—	2,140
International securities	—	337	—	337

Total	$—	$10,091	$—	$10,091

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

4. Inventory

Inventory is comprised of paper stock. The inventory balances at June 30, 2011 and December 31, 2010 were $6.1 million and $5.3 million, respectively.

5. Investments in Other Non-Current Assets

The Company has investments in preferred stock which it carries at cost. As of June 30, 2011, the Company’s aggregate carrying value of these investments was $5.7 million and was included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in variable interest entities. As of June 30, 2011, the Company’s investments in the entities were substantially equal to its maximum exposure to loss. There are no future contractual funding commitments. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.

6. Credit Facilities

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure letters of credit. The line was renewed as of June 30, 2011 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. The Company was compliant with the debt covenants as of June 30, 2011. The Company had no outstanding borrowings under this facility as of June 30, 2011 and had letters of credit outstanding of $2.6 million.

In April 2008, the Company entered into a loan agreement (subsequently amended and restated on August 7, 2009) with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan is secured by substantially all of the assets of the Emeril business that the Company acquired. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by the Company quarterly for the duration of the loan term, approximately 5 years. As of June 30, 2011, the Company had paid $24 million in principal, including prepayment of the $4.5 million due through March 31, 2012, such that $6.0 million was outstanding at June 30, 2011. Only one principal payment of $1.5 million due as of June 30, 2012 is reflected as a current liability in the consolidated balance sheet as of June 30, 2011. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms have required the Company to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. On June 29, 2011, the Company and Bank of America executed an amendment to the loan agreement, which eliminated the financial covenants that had previously required the Company to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75. The amendment also reduced the minimum level of consolidated Tangible Net Worth required to be maintained by the Company from $40 million to $30 million. Additionally, the amendment added a requirement that the Company maintain at all times cash and certain cash equivalents with an aggregate market value of not less than an amount equal to 200% of the outstanding loan principal. This cash and cash equivalents balance cannot be subject to any lien, security interest or other encumbrance, nor can it be held by the Company in order to comply with any other liquidity or other similar covenant under any agreement in respect of indebtedness or other obligations of the Company.

As of June 30, 2011, the Company was compliant with the debt covenants. A current summary of the most significant financial covenants is as follows:

Financial Covenant
Tangible Net Worth	At least $30.0 million
Quick Ratio	Equal to or greater than 1.0
Unencumbered Cash and Designated Cash Equivalents	Equal to or greater than 200% of the loan balances

The Company expects to be compliant with all debt covenants through 2011. While the maintenance of a minimum level of cash balances has now become a financial covenant, the Company currently has cash balances well in excess of the loan principal which gives the Company the current ability to repay the outstanding principal in full in the event of default or to prevent default.

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

7. Income taxes

The Company follows Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $4.0 million to its valuation allowance in the six months ended June 30, 2011, resulting in a cumulative balance of $80.9 million as of June 30, 2011. In addition, the Company has recorded $0.8 million of tax expense during the six months ended June 30, 2011 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $5.2 million at June 30, 2011. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of June 30, 2011, the Company had an ASC 740 liability balance of $0.3 million, of which $0.2 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.1 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.2 million.

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

In April 2008, the Company’s Board of Directors (the “Board”) adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “New Stock Plan”), which was approved by the Company’s stockholders at the Company’s 2008 annual meeting. The New Stock Plan has 10,000,000 shares available for issuance. The New Stock Plan replaced the 1999 Option Plan and Non-Employee Director Plan (together, the “Prior Plans”), which together had an aggregate of approximately 1,850,000 shares still available for issuance. Therefore, the total net effect of the replacement of the Prior Plans and adoption of the New Stock Plan was an increase of approximately 8,150,000 shares of Class A Common Stock available for issuance under the Company’s stock plans.

On March 1, 2011, the Company made awards to certain employees pursuant to the New Stock Plan. The awards consisted, in the aggregate, of options to purchase 1,025,000 shares of Class A Common Stock at an exercise price of $3.95 per share (the closing price on the date of grant), which options vest as to 33% of the shares on each of March 1, 2012 and 2013 and as to 34% of the shares on March 1, 2014, and 145,000 restricted stock units, each of which represents the right to a share of Class A Common Stock, of which 140,000 restricted stock units vest 50% on each of March 1, 2012 and March 1, 2013 and 5,000 vest 25% on each of the first four anniversaries. The Company has measured the grant date fair value of these awards as of the date of issuance and recognizes the fair value over the remaining service period of the awards.

On June 6, 2011, the Company made awards to Lisa Gersh, President and Chief Operating Officer, as provided in her employment agreement. Certain awards include service period vesting triggers and consist of an option to purchase 300,000 shares of Class A Common Stock at an exercise price of $4.85 (the closing price on the date of grant), which option vests as to 100,000 shares on each of June 6, 2013, 2014, and 2015, and 200,000 restricted stock units, each of which represents the right to one share of Class A Common Stock, of which 66,667 restricted stock units vest on June 6, 2013 and 2014, and 66,666 vest on June 6, 2015. The Company has measured the grant date fair value of these awards as of the grant date and will recognize the fair value over the remaining service periods of the awards. The Company also made awards which include price-based vesting triggers. The price-based option awards consist of options to purchase 400,000 shares of Class A Common Stock, an option for 100,000 shares of which has an exercise price of $6 per share and vests only at such time as the trailing average closing price of the Class A Common Stock during any 30 consecutive trading days during the term of the employment agreement has been at least $6, an option for 100,000 shares of which has an exercise price of $8 per share and vests only at such time as such trailing average has been at least $8, an option for 100,000 shares of which has an exercise price of $10 per share and vests only at such time as such trailing average has been at least $10, and an option for 100,000 shares of which has an exercise price of $12 per share and vests only at such time as such trailing average has been at least $12. The price-based restricted stock unit award consists of the right to receive 200,000 shares of Class A Common Stock, which restricted stock units will vest as to 50,000 of the shares at such time as such trailing average has been at least $6, as to an additional 50,000 of the shares at such time as such trailing average has been at least $8, as to an additional 50,000 of the shares at such time as such trailing average has been at least $10, and as to the final 50,000 of the shares at such time as such trailing average has been at least $12. The Company has measured the grant date fair value of these awards as of the date of issuance and will recognizes the fair value over the remaining service periods of the awards.

On March 1, 2010, the Company granted awards to multiple recipients. The awards consisted of, in the aggregate, options to purchase 700,000 shares of Class A Common Stock at an exercise price of $5.48 per share (the closing price on the date of grant), which options vest over a four-year period, and 550,000 restricted stock units, each of which represented the right to a share of Class A Common Stock if the Company achieved targets over a performance period.

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

9. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the six months ended June 30, 2011 and 2010 was $10.0 million and $4.5 million, respectively.

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

11. Industry Segments

In 2010, the Company announced its plan to report the results of operations from its former Publishing and Internet operating segments as one operating segment titled “Publishing.” The Company has been continuing to execute its strategy to leverage its core content across its print and digital platforms more efficiently by further centralizing the creative process. In addition, during the fourth quarter of 2010, the Company reorganized its advertising sales force to centralize selling efforts across all media. As a result of these fundamental changes in the way it views its business, the Company evaluated its operating segments and determined that the print and digital platforms no longer met the definition of separate operating segments in accordance with ASC 280, Segment Reporting. The new Publishing segment provides management with a more meaningful assessment of the operating performance of the Company’s print and digital platforms.

The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, marthastewart.com. The Broadcasting segment primarily consists of the Company’s television production operations and its satellite radio operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are distributed by its retail and manufacturing partners.

The accounting policies for the Company’s business segments are discussed in more detail in the 2010 10-K, especially under the heading “Note 2. Summary of Significant Accounting Policies.”

Segment information for the quarters ended June 30, 2011 and 2010 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2011
Revenues	$34,141	$7,801	$12,918	$—	$54,860
Non–cash equity compensation	188	2	(271)	1,052	971
Depreciation and amortization	131	113	8	672	924
Operating income/(loss)	(1,915)	(482)	8,782	(8,871)	(2,486)

2010
Revenues	$35,292	$8,190	$11,817	$—	$55,299
Non–cash equity compensation	231	44	312	1,095	1,682
Depreciation and amortization	234	72	11	623	940
Operating income/(loss)	1,887	(1,458)	7,329	(8,561)	(803)

Segment information for the six months ended June 30, 2011 and 2010 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2011
Revenues	$68,817	$15,570	$23,147	$—	$107,534
Non–cash equity compensation	327	26	11	2,050	2,414
Depreciation and amortization	350	231	15	1,324	1,920
Operating income/(loss)	(3,765)	(2,295)	14,017	(17,220)	(9,263)

2010
Revenues	$66,627	$20,281	$21,626	$—	$108,534
Non–cash equity compensation	465	215	685	2,105	3,470
Depreciation and amortization	669	136	22	1,235	2,062
Operating income/(loss)	(677)	1,720	12,653	(17,868)	(4,172)

12. Subsequent Events

On July 26, 2011, the Company and Charles A. Koppelman, the Executive Chairman of the Company, modified the terms of Mr. Koppelman’s existing employment agreement with the Company. As modified, the agreement will end on the earlier of December 31, 2011 or the date on which the President and Chief Operating Officer of the Company will begin to report directly to the Board, a date defined as the “Transition Date” in the modified agreement. On that date, which will be the expiration of his employment term (it had been December 31, 2012), all outstanding equity awards (other than Performance Shares if they have not vested by their own terms) will vest and/or become exercisable, and the period for exercising any vested stock options shall be extended to the later of one year from the end date of Mr. Koppelman’s employment or one year from the date Mr. Koppelman’s service as a director ends (but in no event beyond the remaining term of the option). On the Transition Date, and upon his execution of a general release of the Company, Mr. Koppelman also will be entitled to a severance payment which is consistent with the amount of severance under his existing agreement of $1,466,923. The other material terms of the employment agreement were not modified, although the Company is obligated to pay Mr. Koppelman’s legal expenses in connection with the modification (up to $35,000).

Contemporaneously with their execution of the modified employment agreement, the Company and Mr. Koppelman entered into a services agreement that provides for Mr. Koppelman’s continued service as a director of the Company following the end of his employment and for his renomination as a director in connection with the 2012 annual meeting. The services agreement also provides that Mr. Koppelman will make himself available to provide an orderly transition of his responsibilities. So long as he remains a director, Mr. Koppelman will have the title of Non-Executive Chairman, Vice Chairman or Special Committee Chairman and have the duties and responsibilities assigned by the Board.

During the term of the services agreement, Mr. Koppelman is entitled to receive Board fees on the same terms as the independent members of the Board, including an initial grant of restricted stock units representing the right to receive shares of Class A Common Stock valued at $50,000 on the Transition Date, which restricted stock units will vest one year after they are awarded. In addition, in consideration of his serving as Non-Executive Chairman, Vice Chairman or Special Committee Chairman and assisting with the transition, Mr. Koppelman will be entitled to receive, on that date, price-based restricted stock units representing 100,000 shares of Class A Common Stock, 50,000 of which will vest at such time as the trailing average closing price of the Class A Common Stock during any 30 consecutive days through December 31, 2012 has been at least $6, and 50,000 of which will vest at such time as such trailing average has been at least $8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Unless otherwise noted, “we,” “us,” “our” or the “Company” refers to Martha Stewart Living Omnimedia, Inc. and its subsidiaries.

Except for historical information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following among others:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	loss of the services of other key personnel;

•	softening of or increased competition in the portion of the domestic advertising market in which we compete;

•

failure by the economy to sustain any meaningful recovery, including particularly the housing market and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	loss or failure of merchandising and licensing programs;

•	failure in acquiring or developing new brands or realizing the benefits of acquisitions;

•	inability to attract anticipated levels of viewers to our programming on Hallmark Channel;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, digital and/or television viewing patterns;

•	increases in paper, postage, freight or printing costs;

•	weakening in circulation;

•	operational or financial problems at any of our business partners;

•	our inability to successfully and profitably develop or introduce new products or the recall of products;

•	failure of our branded products to successfully compete with comparable offerings;

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

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. We are organized into three business segments with Publishing and Broadcasting representing our media platforms that are complemented by our Merchandising segment. Summarized below are our operating results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Total Revenues	$54,860	$55,299	$107,534	$108,534
Total Operating Costs and Expenses	57,346	56,102	116,797	112,706

Total Operating Loss	$(2,486)	$(803)	$(9,263)	$(4,172)

We generate revenue from various sources such as advertisers, licensing partners and magazine consumers. Publishing is our largest business segment, accounting for 64% of our total revenues for the six months ended June 30, 2011. The primary source of Publishing segment revenue is advertising from our magazines, which include Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. Magazine subscriptions, advertising revenue generated from our digital properties and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue is derived primarily from our television advertising and license fees, as well as satellite radio advertising and license fees. Television programming is comprised of The Martha Stewart Show, a daily home and lifestyle show, Martha Bakes and other holiday and interview specials featuring Martha Stewart. In addition, we produce television programming featuring other talent, including programs featuring Chef Emeril Lagasse, Mad Hungry with Lucinda Scala Quinn and Petkeeping with Marc Morrone. The satellite radio programming that we produce is on Martha Stewart Living Radio channel on Sirius XM Radio. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our Martha Stewart Living program at The Home Depot and our Martha Stewart Collection at Macy’s. We have manufacturing partnerships with Wilton Properties Inc. for our Martha Stewart Crafts program and Age Group for our Martha Stewart Pets line, as well as a variety of manufacturing partnerships to produce products under the Emeril Lagasse brand.

We incur expenses primarily consisting of compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing magazines (including related direct mail and other marketing expenses), the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties and the costs associated with producing our television programming. We also incur general overhead costs, including facilities and related expenses.

Detailed segment operating results for the three months and six months ended June 30, 2011 and 2010 are summarized below.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Segment Revenues:

Publishing Segment	$34,141	$35,292	$68,817	$66,627
Broadcasting Segment	7,801	8,190	15,570	20,281
Merchandising Segment	12,918	11,817	23,147	21,626

TOTAL REVENUES	54,860	55,299	107,534	108,534

Segment Operating Costs and Expenses:
Publishing Segment	36,056	33,405	72,582	67,304
Broadcasting Segment	8,283	9,648	17,865	18,561
Merchandising Segment	4,136	4,488	9,130	8,973

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	48,475	47,541	99,577	94,838

Operating Income / (Loss):

Publishing Segment	(1,915)	1,887	(3,765)	(677)
Broadcasting Segment	(482)	(1,458)	(2,295)	1,720
Merchandising Segment	8,782	7,329	14,017	12,653

Total Segment Operating Income Before Corporate Expenses	6,385	7,758	7,957	13,696
Corporate Expenses *	(8,871)	(8,561)	(17,220)	(17,868)

TOTAL OPERATING LOSS	$(2,486)	$(803)	$(9,263)	$(4,172)

*	Corporate expenses include unallocated costs of certain items such as compensation and related costs for certain departments such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated expenses are recorded as Corporate expenses because these items are directed and controlled by central management and not our segment management and therefore should not be included as part of our segment operating performance.

Three months ended June 30, 2011 Operating Results Compared to Three Months ended June 30, 2010 Operating Results

For the three months ended June 30, 2011, total revenues decreased 1% from the prior-year period due to lower television and print advertising revenues, as well as the inclusion in the three months ended June 30, 2010 of royalties and a one-time $2.2 million termination payment from 1-800-Flowers.com, an agreement that ended in June 2010. Largely offsetting these items were an increase in Merchandising segment revenues from higher sales, higher television revenue from license fees related to our new programming on Hallmark Channel, higher book revenue reflecting the delivery of higher value manuscripts, higher digital advertising revenue and higher magazine subscription revenue.

For the three months ended June 30, 2011, our operating costs and expenses before Corporate expenses increased 2% from the prior-year period predominantly due to higher content creation costs and higher paper, printing and distribution expenses in our Publishing segment driven by increases in prices. In our Merchandising segment, production, distribution and editorial expenses increased to support our new merchandising relationships. These increases in costs were partially offset by lower television production and distribution costs related to season 6 of The Martha Stewart Show in our Broadcasting segment.

Corporate general and administrative expenses increased in the three months ended June 30, 2011 as compared to the prior-year period due to higher compensation costs and professional fees. These increases were partially offset by the reallocation of facilities-related expenses primarily to the Publishing segment, as described further in the segment discussion below.

Six months ended June 30, 2011 Operating Results Compared to Six Months ended June 30, 2010 Operating Results

For the six months ended June 30, 2011, total revenues decreased 1%, compared to the six months ended June 30, 2010 due predominantly to the inclusion of certain one-time items in the prior-year period. These items included substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming, as well as royalties related to our Kmart and 1-800-Flowers.com agreements, which ended in January 2010 and June 2010, respectively, and the $2.2 million termination payment from 1-800-Flowers.com. In addition, the prior-year period included a $1.0 million one-time payment received from a manufacturing partner. These items, as well as lower television and print advertising revenue in the current period, were largely offset by higher Merchandising segment revenues from new relationships and increased sales, higher television revenue from license fees related to our new programming on Hallmark Channel, higher digital advertising sales and higher magazine subscription revenue.

For the six months ended June 30, 2011, our operating costs and expenses before Corporate expenses increased 5% from the prior-year period predominantly due to higher content creation costs and higher paper, printing and distribution expenses in our Publishing segment driven by increases in prices. These increases in costs were partially offset by lower television production and distribution costs related to season 6 of The Martha Stewart Show in our Broadcasting segment.

Corporate general and administrative expenses decreased in the six months ended June 30, 2011 as compared to the prior-year period due to lower rent expense as a result of the consolidation of certain offices and the reallocation of facilities-related expenses primarily to the Publishing segment, as described further in the segment discussion below. Partially offsetting these decreases in Corporate expenses were higher compensation costs and professional fees.

Liquidity

During the first half of 2011, our overall cash, cash equivalents and short-term investments increased $1.0 million from December 31, 2010 due primarily to positive net cash provided by operations, partially offset by principal pre-payments on our term loan and capital expenditures in the first half of 2011. Cash, cash equivalents and short-term investments were $34.3 million and $33.3 million at June 30, 2011 and December 31, 2010, respectively.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

PUBLISHING SEGMENT

(in thousands)

	Three Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$16,591	$18,475	$(1,884)
Digital advertising	4,871	4,652	219
Circulation	11,250	11,165	85
Books	1,087	783	304
Other	342	217	125

Total Publishing Segment Revenues	34,141	35,292	(1,151)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	22,241	20,010	(2,231)
Selling and promotion	11,584	11,526	(58)
General and administrative	2,100	1,635	(465)
Depreciation and amortization	131	234	103

Total Publishing Segment Operating Costs and Expenses	36,056	33,405	(2,651)

Operating (Loss) / Income	$(1,915)	$1,887	$(3,802)

Publishing segment revenues decreased 3% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Print advertising revenue decreased $1.9 million due to a decrease in advertising pages in Martha Stewart Living and Everyday Food, partially offset by higher advertising rates at Whole Living and Martha Stewart Living. Digital advertising revenue increased $0.2 million due to a modest increase in sold advertising volume, partially offset by slightly lower advertising rates. Circulation revenue increased $0.1 million due to higher volume of subscription copies served of Martha Stewart Living at higher revenues per copy, although this was partially offset by lower newsstand sales across most titles. Revenue related to our books business increased $0.3 million primarily due to the delivery and acceptance of higher value manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books.

Magazine Publication Schedule	Three months ended June 30, 2011	Three Months ended June 30, 2010
Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	One Issue
Everyday Food	Three Issues	Three Issues
Whole Living	Three Issues	Three Issues

Production, distribution and editorial expenses increased $2.2 million due to higher art and editorial compensation and story costs to support the print and digital magazines, books, websites and other digital initiatives, as well as higher paper, printing and distribution prices. Selling and promotion expenses increased $0.1 million due to the timing of newsstand marketing costs and an increase in certain subscriber acquisition costs. These increases in these items were largely offset by lower staff costs primarily from the restructuring of our advertising sales department, as well as lower commission expenses. General and administrative expenses increased $0.5 million largely due to higher facilities-related expenses from the reallocation of rent charges to reflect current utilization of office space, as well as higher compensation expense. The increase in our Publishing segment rent allocation was offset by a decrease in Corporate rent.

BROADCASTING SEGMENT

(in thousands)

	Three Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$3,892	$6,092	$(2,200)
Radio licensing	875	875	—
Television licensing and other	3,034	1,223	1,811

Total Broadcasting Segment Revenues	7,801	8,190	(389)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	5,970	7,282	1,312
Selling and promotion	530	888	358
General and administrative	1,670	1,406	(264)
Depreciation and amortization	113	72	(41)

Total Broadcasting Segment Operating Costs and Expenses	8,283	9,648	1,365

Operating Loss	$(482)	$(1,458)	$976

Broadcasting segment revenues decreased 5% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Advertising revenue decreased $2.2 million primarily due to the decline in household ratings, as well as lower rates, for season 6 of The Martha Stewart Show on Hallmark Channel as compared to season 5 of The Martha Stewart Show in syndication. Advertising revenue also declined due to sales of integrations at lower rates. Television licensing and other revenue increased $1.8 million primarily due to licensing revenues associated with the delivery of new television programming to Hallmark Channel as part of the companion programming to The Martha Stewart Show, which include holiday and other specials and Mad Hungry with Lucinda Scala Quinn, partially offset by the timing of delivery of television programming featuring Emeril Lagasse.

Production, distribution and editorial expenses decreased $1.3 million due to lower television production costs related to season 6 of The Martha Stewart Show on Hallmark Channel and the absence of distribution fees, which were payable under the season 5 syndication agreement for The Martha Stewart Show. Selling and promotion expenses decreased $0.4 million primarily due to lower staff costs from the restructuring of our advertising sales department. General and administrative expenses increased $0.3 million primarily due to higher compensation expense.

MERCHANDISING SEGMENT

(in thousands)

	Three Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$12,918	$11,817	$1,101

Total Merchandising Segment Revenues	12,918	11,817	1,101

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	2,299	1,832	(467)
Selling and promotion	915	1,065	150
General and administrative	914	1,580	666
Depreciation and amortization	8	11	3

Total Merchandising Segment Operating Costs and Expenses	4,136	4,488	352

Operating Income	$8,782	$7,329	$1,453

Merchandising segment revenues increased 9% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Royalty and other revenues increased $1.1 million primarily due to higher sales from certain of our existing partners. The increase in royalty and other revenues was partially offset by the inclusion in the prior-year period of royalties and a one-time $2.2 million termination payment from 1-800-Flowers.com, an agreement that ended in June 2010.

Production, distribution and editorial expenses increased $0.5 million primarily due to higher compensation expenses as a result of an increase in headcount to support our new merchandising relationships. General and administrative expenses decreased $0.7 million largely due to a one-time benefit in non-cash compensation expense related to certain executive departures in the Merchandising segment.

CORPORATE

(in thousands)

	Three Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$8,199	$7,938	$(261)
Depreciation and amortization	672	623	(49)

Total Corporate Operating Costs and Expenses	8,871	8,561	(310)

Operating Loss	$(8,871)	$(8,561)	$(310)

Corporate operating costs and expenses increased 4% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. General and administrative expenses increased $0.3 million due to higher compensation expenses and professional fees. Partially offsetting the increases in general and administrative expenses was the reallocation of rent charges to reflect current utilization of office space. This decrease in Corporate costs related to allocated facilities-related expenses was offset by an increase in these costs in our Publishing segment.

OTHER ITEMS

Interest expense, net. Interest expense, net, was $0.01 million and $0.03 million for the three months ended June 30, 2011 and 2010, respectively.

Loss on equity securities. Loss on equity securities was $0.01 million and $0.02 million for the three months ended June 30, 2011 and 2010, respectively. The expense was the result of marking certain assets to fair value in accordance with accounting principles governing financial instruments.

Income tax expense. Income tax expense was $0.4 million for both the three months ended June 30, 2011 and 2010.

Net loss. Net loss was $2.9 million for the three months ended June 30, 2011, compared to net loss of $1.2 million for the three months ended June 30, 2010, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

PUBLISHING SEGMENT

(in thousands)

	Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$34,261	$35,751	$(1,490)
Digital advertising	9,524	7,654	1,870
Circulation	23,094	21,795	1,299
Books	1,235	847	388
Other	703	580	123

Total Publishing Segment Revenues	68,817	66,627	2,190

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	43,599	38,970	(4,629)
Selling and promotion	24,383	24,424	41
General and administrative	4,250	3,241	(1,009)
Depreciation and amortization	350	669	319

Total Publishing Segment Operating Costs and Expenses	72,582	67,304	(5,278)

Operating Loss	$(3,765)	$(677)	$(3,088)

Publishing revenues increased 3% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Print advertising revenue decreased $1.5 million due to a decrease in advertising pages in Martha Stewart Living and Everyday Food, partially offset by higher advertising rates at Whole Living and higher advertising pages in Martha Stewart Weddings. Digital advertising revenue increased $1.9 million due to an increase in sold advertising volume. Circulation revenue increased $1.3 million due to higher volume of subscription copies served of Martha Stewart Living at higher revenues per copy. Revenue related to our books business increased $0.4 million primarily due to the delivery and acceptance of higher value manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books.

Magazine Publication Schedule	First Half 2011	First Half 2010
Martha Stewart Living	Six Issues	Six Issues
Martha Stewart Weddings	Two Issues	Two Issues
Everyday Food	Six Issues	Six Issues
Whole Living	Five Issues	Five Issues

Production, distribution and editorial expenses increased $4.6 million due to higher art and editorial compensation and story costs to support the print and digital magazines, books, websites and other digital initiatives, as well as higher paper, printing and distribution prices. Selling and promotion expenses decreased slightly due to lower staff costs primarily from the restructuring of our advertising sales department and lower advertising marketing expenses, although these lower costs were largely offset by higher subscriber acquisition costs and higher digital marketing and advertising operations costs supporting the increase in digital advertising revenues. General and administrative expenses increased $1.0 million largely due to higher facilities-related expenses from the reallocation of rent charges to reflect current utilization of office space, as well as higher compensation expense. The increase in our Publishing segment rent allocation was offset by a decrease in Corporate rent. Depreciation and amortization expenses decreased $0.3 million primarily due to the full depreciation by the second quarter of 2010 of the costs associated with the 2007 launch of our redesigned website.

BROADCASTING SEGMENT

(in thousands)

	Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$7,726	$10,842	$(3,116)
Radio licensing	1,750	1,750	—
Television licensing and other	6,094	7,689	(1,595)

Total Broadcasting Segment Revenues	15,570	20,281	(4,711)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	13,459	14,073	614
Selling and promotion	928	1,594	666
General and administrative	3,247	2,758	(489)
Depreciation and amortization	231	136	(95)

Total Broadcasting Segment Operating Costs and Expenses	17,865	18,561	696

Operating (Loss) / Income	$(2,295)	$1,720	$(4,015)

Broadcasting segment revenues decreased 23% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Advertising revenue decreased $3.1 million primarily due to the decline in household ratings, as well as lower rates, for season 6 of The Martha Stewart Show on Hallmark Channel as compared to season 5 of The Martha Stewart Show in syndication. Advertising revenue also declined due to sales of integrations at lower rates. Television licensing and other revenue decreased $1.5 million primarily due to the inclusion in the first quarter of 2010 of substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming. The absence of this fee was partially offset by licensing revenues associated with the delivery of new television programming to Hallmark Channel as part of the companion programming to The Martha Stewart Show including Martha Bakes, Mad Hungry with Lucinda Scala Quinn and holiday and other specials.

Production, distribution and editorial expenses decreased $0.6 million due to lower television production costs related to season 6 of The Martha Stewart Show on Hallmark Channel and the absence of distribution fees, which were payable under the season 5 syndication agreement for The Martha Stewart Show. These savings were partially offset by higher television production costs related to the new programming on Hallmark Channel. Selling and promotion expenses decreased $0.7 million primarily due to lower staff costs from the restructuring of our advertising sales department. General and administrative expenses increased $0.5 million primarily due to higher compensation expense.

MERCHANDISING SEGMENT

(in thousands)

	Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$23,147	$20,441	$2,706
Kmart earned royalty	—	114	(114)
Kmart minimum guarantee true-up	—	1,071	(1,071)

Total Merchandising Segment Revenues	23,147	21,626	1,521

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	4,660	3,610	(1,050)
Selling and promotion	2,009	2,068	59
General and administrative	2,446	3,273	827
Depreciation and amortization	15	22	7

Total Merchandising Segment Operating Costs and Expenses	9,130	8,973	(157)

Operating Income	$14,017	$12,653	$1,364

Merchandising segment revenues increased 7% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Royalty and other revenues, which exclude revenues from Kmart in the prior-year period, increased $2.7 million primarily due to the contributions of our new merchandising relationships and increased sales from certain of our existing partners. The increase in royalty and other revenues was partially offset by the inclusion in the prior-year period of royalties and a one-time $2.2 million termination payment from 1-800-Flowers.com, an agreement that ended in June 2010. In addition, the prior-year period included a one-time $1.0 million payment received from a manufacturing partner.

Our agreement with Kmart ended in January 2010. The pro-rata portion of revenues related to the contractual minimum amounts from Kmart covering the specified periods are listed separately above as Kmart minimum guarantee true-up.

Production, distribution and editorial expenses increased $1.1 million primarily due to higher compensation expenses as a result of an increase in headcount to support our new merchandising relationships. General and administrative expenses decreased $0.8 million largely due to a one-time benefit in non-cash compensation expense related to certain executive departures in the Merchandising segment.

CORPORATE

(in thousands)

	Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$15,896	$16,633	$737
Depreciation and amortization	1,324	1,235	(89)

Total Corporate Operating Costs and Expenses	17,220	17,868	648

Operating Loss	$(17,220)	$(17,868)	$648

Corporate operating costs and expenses decreased 4% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. General and administrative expenses decreased $0.7 million due to lower rent expense as a result of the consolidation of certain offices and reallocating rent charges to reflect current utilization of office space. The decrease in Corporate costs related to allocated facilities-related expenses was offset by an increase in these costs in our Publishing segment. Partially offsetting the decreases in general and administrative expenses were higher compensation expenses and professional fees.

OTHER ITEMS

Interest expense, net. Interest expense, net, was $0.1 million for both the six months ended June 30, 2011 and 2010.

Income / (Loss) on equity securities. Income on equity securities was $0.2 million for the six months ended June 30, 2011 compared to a loss on equity securities of $(0.02) million for the prior-year period. Income/(loss) on equity securities was the result of marking certain assets to fair value in accordance with accounting principles governing financial instruments.

Income tax expense. Income tax expense was $0.8 million for both the six months ended June 30, 2011 and 2010.

Net Loss. Net loss was $10.0 million for the six months ended June 30, 2011, compared to net loss of $5.1 million for the six months ended June 30, 2010, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2011, our overall cash, cash equivalents and short-term investments increased $1.0 million from December 31, 2010. The increase was due predominantly to positive net cash provided by operations, partially offset by $3.0 million in principal pre-payments on our term loan with Bank of America and $1.7 million in capital expenditures. Cash, cash equivalents and short-term investments were $34.3 million and $33.3 million at June 30, 2011 and December 31, 2010, respectively.

We believe that our available cash balances and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures, as well as loan payments and maintenance of certain debt covenants for at least the next twelve months.

Cash Flows from Operating Activities

Our cash inflows from operating activities are generated by our business segments from revenues, as described previously in the business segment discussions, which include cash from advertisers, licensing partners and magazine consumers. Operating cash outflows generally include employee and related costs, the physical costs associated with producing magazines, the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties, the production costs incurred for our television programming and the cash costs of facilities.

Cash provided by operating activities was $5.6 million and $8.1 million for the six months ended June 30, 2011, and 2010, respectively. In the six months ended June 30, 2011, cash from operations increased despite our operating loss, as discussed earlier. However, our operating loss included the impact of certain non-cash charges such as non-cash equity compensation and depreciation and amortization. Cash from our operating activities was primarily provided by the satisfaction of advertising, television license fee and newsstand receivables and the receipt of an upfront advance payment related to our new multi-book agreement with Clarkson Potter/Publishers for Martha Stewart books. These increases in cash from operations were partially offset by cash used to pay certain accounts payable and accrued liabilities and television production costs.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for short-term investments and additions to property and equipment.

Cash used in investing activities was $(2.8) million and $(3.1) million for the six months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2011, cash flow used in investing activities was primarily for capital improvements to our information technology infrastructure, as well as certain costs associated with our websites.

Cash Flows from Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash outflows from financing activities generally include principal repayments on outstanding debt.

Cash flows used in financing activities were $(2.8) million and $(1.4) million for the six months ended June 30, 2011 and 2010. In the six months ended June 30, 2011, we made $3.0 million in principal pre-payments on our term loan with Bank of America.

Debt

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure letters of credit. The line was renewed as of June 30, 2011 for a one-year period. The renewal did not include any substantive changes from the prior year’s terms. We were compliant with the debt covenants as of June 30, 2011.

We had no outstanding borrowings under this facility as of June 30, 2011 and had letters of credit outstanding of $2.6 million.

In April 2008, we entered into a loan agreement (subsequently amended and restated on August 7, 2009) with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan is secured by substantially all of the assets of the Emeril business that we acquired. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid by us quarterly for the duration of the loan term, approximately 5 years. As of June 30, 2011, we had paid $24 million in principal, including prepayment of the $4.5 million due through March 31, 2012, such that $6.0 million was outstanding at June 30, 2011. Only one principal payment of $1.5 million due as of June 30, 2012 is reflected as a current liability in the consolidated balance sheet as of June 30, 2011. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms have required us to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. On June 29, 2011, we and Bank of America executed an amendment to the loan agreement, which eliminated the financial covenants that had previously required us to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75. The amendment also reduced the minimum level of consolidated Tangible Net Worth required to be maintained by us from $40 million to $30 million. Additionally, the amendment added a requirement that we maintain at all times cash and certain cash equivalents with an aggregate market value of not less than an amount equal to 200% of the outstanding loan principal. This cash and cash equivalents balance cannot be subject to any lien, security interest or other encumbrance, nor can it be held by us in order to comply with any other liquidity or other similar covenant under any agreement in respect of indebtedness or other obligations of us.

As of June 30, 2011, we were compliant with the debt covenants. A current summary of the most significant financial covenants is as follows:

Financial Covenant
Tangible Net Worth	At least $30.0 million
Quick Ratio	Equal to or greater than 1.0
Unencumbered Cash and Designated Cash Equivalents	Equal to or greater than 200% of the loan balances

We expect to be compliant with all debt covenants through 2011. While the maintenance of a minimum level of cash balances has now become a financial covenant, we currently have cash balances well in excess of the loan principal which gives us the current ability to repay the outstanding principal in full in the event of default or to prevent default.

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

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements. However, we could have indemnification obligations with respect to our officers and directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks as the result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates, as well as from adverse changes in stock prices, which impact our derivative financial instrument. We do not utilize financial instruments for trading purposes.

Interest Rates

We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $6.0 million on the term loan at June 30, 2011 at an average rate of 3.1% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.02 million for the three months ended June 30, 2011.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of June 30, 2011, net unrealized gains and losses on these investments were not material. However, in the second quarter of 2011, we recorded approximately $0.1 million in interest income. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

We hold a financial instrument recorded at a fair value of $0.3 million as of June 30, 2011. We are not exposed to further market risk in excess of the fair value of the financial instrument.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have determined that, during the second quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended June 30, 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

April 2011	—	—	Not applicable	Not applicable

May 2011	—	—	Not applicable	Not applicable

June 2011	1,031	$5.23	Not applicable	Not applicable

Total for quarter ended June 30, 2011	1,031	$5.23	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.

ITEM 5. OTHER INFORMATION.

On June 29, 2011, we and Bank of America executed an amendment to our loan agreement with Bank of America, which eliminated the financial covenants that had previously required us to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75. The amendment also reduced the minimum level of consolidated Tangible Net Worth required to be maintained by us from $40 million to $30 million. Additionally, the amendment added a requirement that we maintain at all times cash and certain cash equivalents with an aggregate market value of not less than an amount equal to 200% of the outstanding loan principal. This cash and cash equivalents balance cannot be subject to any lien, security interest or other encumbrance, nor can it be held by us in order to comply with any other liquidity or other similar covenant under any agreement in respect of indebtedness or other obligations of us.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors.

10.2	Amendment, dated as of June 29, 2011, to the Amended and Restated Loan Agreement, dated as of August 7, 2009 among MSLO Emeril Acquisition Sub LLC, Martha Stewart Living Omnimedia, Inc. and Bank of America, N.A.

10.3	Employment Agreement, dated as of May 24, 2011, between Martha Stewart Living Omnimedia, Inc. and Lisa Gersh.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 9, 2011

/s/ Allison Jacques
Name:	Allison Jacques
Title:	Principal Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors.

10.2	Amendment, dated as of June 29, 2011, to the Amended and Restated Loan Agreement, dated as of August 7, 2009 among MSLO Emeril Acquisition Sub LLC, Martha Stewart Living Omnimedia, Inc. and Bank of America, N.A.

10.3	Employment Agreement, dated as of May 24, 2011, between Martha Stewart Living Omnimedia, Inc. and Lisa Gersh.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.