Form 10-Q
period 2011-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2011-11-07
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Class	Outstanding as of November 3, 2011
Class A, $0.01 par value	29,252,042
Class B, $0.01 par value	25,984,625

Total	55,236,667

Martha Stewart Living Omnimedia, Inc.

September 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,989	$23,204
Short-term investments	10,535	10,091
Accounts receivable, net	45,635	59,250
Inventory	8,518	5,309
Deferred television production costs	2,811	2,413
Other current assets	6,394	4,772

Total current assets	88,882	105,039
PROPERTY AND EQUIPMENT, net	13,970	14,507
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	46,538	46,547
OTHER NONCURRENT ASSETS, net	8,969	11,114

Total assets	$203,466	$222,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,514	$30,062
Accrued payroll and related costs	7,917	6,541
Current portion of deferred subscription revenue	13,714	18,734
Current portion of other deferred revenue	6,585	4,732
Current portion of loan payable	3,000	1,500

Total current liabilities	59,730	61,569

DEFERRED SUBSCRIPTION REVENUE	4,123	4,529
OTHER DEFERRED REVENUE	3,165	1,413
LOAN PAYABLE	3,000	7,500
DEFERRED INCOME TAX LIABILITY	5,537	4,527
OTHER NONCURRENT LIABILITIES	4,026	3,743

Total liabilities	79,581	83,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Class A Common Stock, $.01 par value, 350,000,000 shares authorized; 29,501,969 and 28,753,212 shares outstanding in 2011 and 2010, respectively	295	288
Class B Common Stock, $.01 par value, 150,000,000 shares authorized; 25,984,625 and 26,317,960 shares outstanding in 2011 and 2010, respectively	260	263
Capital in excess of par value	300,232	295,576
Accumulated deficit	(175,917)	(156,201)
Accumulated other comprehensive loss	(210)	(118)

	124,660	139,808
Less: Class A Treasury Stock – 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	123,885	139,033

Total liabilities and shareholders’ equity	$203,466	$222,314

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES

Publishing	$33,242	$34,318	$102,059	$100,945
Broadcasting	6,626	5,795	22,195	26,076
Merchandising	12,336	9,575	35,484	31,200

Total revenues	52,204	49,688	159,738	158,221

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	29,361	29,184	91,078	85,837
Selling and promotion	15,073	14,803	42,394	42,889
General and administrative	12,245	11,982	38,084	37,887
Depreciation and amortization	1,027	1,627	2,947	3,689
Restructuring charges	3,792	—	3,792	—

Total operating costs and expenses	61,498	57,596	178,295	170,302

OPERATING LOSS	(9,294)	(7,908)	(18,557)	(12,081)

OTHER INCOME / (EXPENSE)

Interest income / (expense), net	61	46	(65)	(62)
Loss on sale of fixed asset	—	(647)	—	(647)
Gain on sale of short-term investments	—	403	—	403
(Loss) / income on equity securities	(190)	(5)	15	(24)

Total other expense	(129)	(203)	(50)	(330)

LOSS BEFORE INCOME TAXES	(9,423)	(8,111)	(18,607)	(12,411)

Income tax provision	(278)	(475)	(1,109)	(1,289)

NET LOSS	$(9,701)	$(8,586)	$(19,716)	$(13,700)

LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.18)	$(0.16)	$(0.36)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	54,990	54,487	54,825	54,416

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2011

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total

Balance at January 1, 2011	28,753	$288	26,318	$263	$295,576	$(156,201)	$(118)	(59)	$(775)	$139,033

Comprehensive loss:
Net loss	—	—	—	—	—	(19,716)	—	—	—	(19,716)

Other comprehensive loss:

Unrealized loss on securities	—	—	—	—	—	—	(92)	—	—	(92)

Total comprehensive loss										(19,808)

Conversion of shares	333	3	(333)	(3)	—	—	—	—	—	—

Issuance of shares of stock in conjunction with stock option exercises	265	3	—	—	582	—	—	—	—	585

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	151	1	—	—	(74)	—	—	—	—	(73)

Non-cash equity compensation	—	—	—	—	4,148	—	—	—	—	4,148

Balance at September 30, 2011	29,502	$295	25,985	$260	$300,232	$(175,917)	$(210)	(59)	$(775)	$123,885

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,716)	$(13,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(846)	(5,060)

Depreciation and amortization	2,947	3,689
Amortization of deferred television production costs	16,727	15,439
Non-cash equity compensation	4,181	4,175
Deferred income tax expense	1,009	1,008
(Income) / loss on equity securities	(15)	24
Gain on sale of short-term investment	—	(403)
Loss on sale of fixed assets	—	647
Other non-cash charges, net	415	493
Changes in operating assets and liabilities
Accounts receivable, net	13,615	18,909
Inventory	(3,209)	(119)
Deferred television production costs	(16,969)	(17,813)
Accounts payable and accrued liabilities	(1,548)	(99)
Accrued payroll and related costs	1,376	1,043
Deferred subscription revenue	(5,426)	(3,698)
Deferred revenue	4,237	1,082
Other changes	505	1,346

Total changes in operating assets and liabilities	(7,419)	651

Net cash (used in) / provided by operating activities	(2,717)	6,963

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,405)	(4,156)
Proceeds from the sale of fixed assets	—	1,403
Purchases of short-term investments	(5,680)	(14,282)
Sales of short-term investments	5,002	14,845

Net cash used in investing activities	(3,083)	(2,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,000)	(3,000)
Proceeds received from stock option exercises	585	81

Net cash used in financing activities	(2,415)	(2,919)

Net (decrease) / increase in cash	(8,215)	1,854

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,204	25,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,989	$27,238

The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(unaudited)

1. General

Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2010 (the “2010 Form 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.

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

2. Significant Accounting Policies

Equity Compensation

The Company has issued stock-based compensation to certain of its employees and a non-employee consultant. In accordance with the fair-value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payments (“ASC Topic 718”) and SEC Staff Accounting Bulletin No. 107, compensation cost recognized in the periods ended September 30, 2011 and 2010 was based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. Time-based employee stock option, restricted stock, and restricted stock unit awards are amortized as non-cash equity compensation expense on a straight-line basis over the expected vesting period. The Company values time-based option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of the Company’s stock price and expected life of the option. Time-based restricted stock and restricted stock unit awards are valued at the market value of traded shares on the date of grant. Price-based options and price-based restricted stock unit awards are valued using the Monte Carlo Simulation method which takes into account assumptions such as volatility of the Company’s Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved. The Company applies variable accounting to its non-employee price-based restricted stock unit awards.

The Company’s other significant accounting policies are discussed in detail in the 2010 Form 10-K.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Short-term investments:
U.S. government and agency securities	$—	$2,713	$—	$2,713
Corporate obligations	—	5,602	—	5,602
Other fixed income securities	—	1,040	—	1,040
International securities	$—	1,180	$—	1,180

Total	$—	$10,535	$—	$10,535

	December 31, 2010
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Short-term investments:
U.S. government and agency securities	$—	$1,637	$—	$1,637
Corporate obligations	—	5,977	—	5,977
Other fixed income securities	—	2,140	—	2,140
International securities	—	337	—	337

Total	$—	$10,091	$—	$10,091

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

4. Inventory

Inventory is comprised of paper stock. The inventory balances at September 30, 2011 and December 31, 2010 were approximately $8.5 million and $5.3 million, respectively.

5. Investments in Other Non-Current Assets

The Company has investments in preferred stock which it carries at cost. As of September 30, 2011, the Company’s aggregate carrying value of these investments was $5.7 million and was included within other noncurrent assets in the consolidated balance sheet. The Company has determined that certain of these investments represent interests in variable interest entities. As of September 30, 2011, the Company’s investments in the entities were substantially equal to its maximum exposure to loss. There are no future contractual funding commitments. The Company has determined that the Company is not the primary beneficiary of these entities since the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, the Company does not consolidate these entities and accounts for these investments under the cost method.

6. Credit Facilities

The Company has a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure letters of credit. The Company was compliant with the debt covenants as of September 30, 2011. The Company had no outstanding borrowings under this facility as of September 30, 2011 and had letters of credit outstanding of $2.6 million.

In April 2008, the Company entered into a loan agreement (subsequently amended and restated on August 7, 2009) with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse. The loan is secured by substantially all of the assets of the Emeril business that the Company acquired. The loan agreement requires equal quarterly principal payments of $1.5 million and accrued interest to be paid for the duration of the loan term, approximately 5 years. As of September 30, 2011, the Company had paid $24 million in principal, including prepayment of $3.0 million due through March 31, 2012, such that $6.0 million was outstanding at September 30, 2011. Two principal payments of $1.5 million each are due as of June 30, 2012 and September 30, 2012, which are reflected as a current liability in the consolidated balance sheet as of September 30, 2011. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

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

As of September 30, 2011, the Company was compliant with all debt covenants and expects to be compliant with all debt covenants through 2011. A current summary of the most significant financial covenants is as follows:

Financial Covenant
Tangible Net Worth	At least $30.0 million
Quick Ratio	Equal to or greater than 1.0
Unencumbered Cash and Designated Cash Equivalents	Equal to or greater than 200% of the loan balances

While the maintenance of a minimum level of cash balances has now become a financial covenant, the fact that the Company had cash balances that were well in excess of the loan principal at September 30, 2011 currently gives the Company the ability to repay the outstanding principal in full in the event of default or to prevent default.

7. Income taxes

The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $8.0 million to its valuation allowance in the nine months ended September 30, 2011, resulting in a cumulative balance of $84.9 million as of September 30, 2011. In addition, the Company has recorded $1.1 million of tax expense during the nine months ended September 30, 2011 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $5.5 million at September 30, 2011. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2011, the Company had an ASC 740 liability balance of $0.08 million, of which $0.06 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and statute closures over the next twelve months, the liability will be reduced through cash payments of approximately $0.01 million.

8. Equity compensation

Stock option awards

On June 6, August 22, and September 6, 2011 the Company made awards under the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Compensation Plan to several new members of its executive management team, as provided for in their employment agreements. Certain awards include service period vesting triggers and consist of options to purchase 475,000 shares of Class A Common Stock at various exercise prices (the closing price on the date of grant), which options vest as to 158,333 shares on each of the second, third, and fourth anniversaries of their employment start dates. Non-cash equity compensation expense of approximately $0.05 million was recorded during the three month period ended September 30, 2011 related to these awards. The Company measured the fair value of these awards as of the date of issuance using the Black-Scholes option pricing model, which value is recognized over the remaining service period of the awards. As of September 30, 2011, there was $0.8 million of total unrecognized compensation cost related to these nonvested stock option awards to be recognized over a period of 3.7 to 3.9 years. The following table summarizes the assumptions used in the Black-Scholes option-pricing model:

Risk-free interest rates	0.511% - 0.629%
Dividend yields	Zero
Expected volatility	60.80% - 60.88%
Expected option life	3.7 years
Average fair value per option granted	$1.38 - $2.17

The Company also made awards to these employees which include price-based vesting triggers. The price-based option awards consist of options to purchase an aggregate 700,000 shares of Class A Common Stock, whereby options for 175,000 shares with an exercise price of $6 per share will vest only at such time as the trailing average closing price of the Class A Common Stock during any 30 consecutive trading days during the term of the employment agreement has been at least $6, options for 175,000 shares with an exercise price of $8 per share will vest only at such time as such trailing average has been at least $8, options for 175,000 shares with an exercise price of $10 per share will vest only at such time as such trailing average has been at least $10, and options for 175,000 shares with an exercise price of $12 per share will vest only at such time as such trailing average has been at least $12. Non-cash equity compensation expense of approximately $0.3 million was recorded during the three month period ended September 30, 2011 related to these price-based awards. The Company measured the fair value of these price-based awards as of the date of issuance using the Monte Carlo Simulation method and recognizes its fair value over the service period of the awards. As of September 30, 2011, there was $0.7 million of total unrecognized compensation cost related to these nonvested price-based option awards to be recognized over the expected service period listed below. The following table summarizes the assumptions used in the Monte Carlo Simulation method:

Risk-free interest rate	1.34% - 2.29%
Expected volatility	59.72% - 60.55%
Expected service period	0.46 - 1.97 years
Dividends	Zero
Estimated value of price-based option awards	$0.45 - $2.35

In addition to non-cash equity compensation expense recorded in connection with the new executive management option awards discussed above, non-cash equity compensation expense of approximately $0.6 million was recorded during the three month period ended September 30, 2011 related to the accelerated vesting of certain option awards previously granted to former members of executive management.

Restricted stock unit awards and restricted stock

The new members of the Company’s executive management team also received certain awards of 300,000 restricted stock units (“RSUs”), each of which represents the right to one share of Class A Common Stock, with service period vesting triggers, of which approximately 100,000 RSUs vest on each of the second, third, and fourth anniversaries of their employment start dates. Non-cash equity compensation expense of approximately $0.1 million was recorded during the three month period ended September 30, 2011 related to these awards. The Company has measured the fair value of these service period based awards as of the grant date and will recognize this fair value over the remaining service periods of the awards. As of September 30, 2011, there was $1.2 million of total unrecognized compensation cost related to these nonvested RSUs to be recognized over a period of 3.7 to 3.9 years.

The Company also made RSU awards to these employees which include price-based vesting triggers. The price-based RSUs consist of the right to receive an aggregate 380,000 shares of Class A Common Stock, of which 50,000 RSUs will vest at such time as such trailing average common stock price has been at least $6, an additional 95,000 RSUs will vest at such time as such trailing average has been at least $8, an additional 95,000 RSUs will vest at such time as such trailing average has been at least $10, an additional 95,000 RSUs will vest at such time as such trailing average has been at least $12, and the final 45,000 RSUs will vest at such time as the trailing average has been at least $14. Non-cash equity compensation expense of approximately $0.3 million was recorded during the three month period ended September 30, 2011 related to these awards. The Company measured the fair value of these price-based awards as of the date of issuance using the Monte Carlo Simulation method and recognizes this fair value over the service period of the awards. As of September 30, 2011, there was $0.7 million of total unrecognized compensation cost related to these nonvested price-based restricted stock unit awards to be recognized over the expected service period listed below. The following table summarizes the assumptions used in the Monte Carlo Simulation method:

Risk-free interest rate	0.37 - 1.17%
Expected volatility	67.83% - 70.20%
Expected service period	0.42 - 1.90 years
Dividends	Zero
Estimated value of price-based restricted stock unit awards	$1.10 - $4.43

In addition to non-cash equity compensation expense recorded in connection with the new executive management RSUs discussed above, a reversal of approximately $0.9 million in non-cash equity compensation expense was recorded during the three-month period ended September 30, 2011 related to the forfeiture of certain priced-based restricted stock awards previously granted to a former member of executive management.

9. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the nine months ended September 30, 2011 and 2010 was $19.8 million and $13.0 million, respectively.

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

11. Industry Segments

The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting and Merchandising. In 2010, the Company announced its plan to report the results of operations from its former Publishing and Internet operating segments under the operating segment titled “Publishing.” The Company has been continuing to execute its strategy to leverage its core content across its print and digital platforms more efficiently by further centralizing the creative process. In addition, during the fourth quarter of 2010, the Company reorganized its advertising sales force to centralize selling efforts across all media. As a result of these fundamental changes in the way it views its business, the Company evaluated its operating segments and determined that the print and digital platforms no longer met the definition of separate operating segments in accordance with ASC 280, Segment Reporting. The new Publishing segment provides management with a more meaningful assessment of the operating performance of the Company’s print and digital platforms.

The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, www.marthastewart.com. The Broadcasting segment primarily consists of the Company’s television production operations and its satellite radio operations. The Martha Stewart Show season 5 aired in syndication over a 12-month period beginning in the middle of September 2009 and ending in the middle of September 2010. Season 6 of The Martha Stewart Show aired on Hallmark Channel also over a 12-month period beginning and ending in the middle of September with season 7 of The Martha Stewart Show currently airing on Hallmark Channel beginning September 26, 2011. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are licensed to and distributed by its retail and manufacturing partners.

The accounting policies for the Company’s business segments are discussed in more detail in the 2010 Form 10-K.

Segment information for the quarters ended September 30, 2011 and 2010 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2011
Revenues	$33,242	6,626	12,336	—	$52,204
Non–cash equity compensation	(273)	(35)	(201)	(1,623)	(2,132)
Depreciation and amortization	(194)	(128)	(8)	(697)	(1,027)
Restructuring charges	(350)	(354)	—	(3,088)	(3,792)
Operating (loss) / income	(3,585)	(1,320)	7,179	(11,568)	(9,294)

2010
Revenues	$34,318	$5,795	$9,575	—	$49,688
Non–cash equity compensation	(18)	(3)	50	(734)	(705)
Depreciation and amortization	(253)	(612)	(13)	(749)	(1,627)
Operating (loss) / income	(1,113)	(4,074)	5,501	(8,222)	(7,908)

Segment information for the nine months ended September 30, 2011 and 2010 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2011
Revenues	$102,059	22,195	35,484	—	$159,738
Non–cash equity compensation	(600)	(61)	(211)	(3,674)	(4,546)
Depreciation and amortization	(543)	(359)	(24)	(2,021)	(2,947)
Restructuring charges	(350)	(354)	—	(3,088)	(3,792)
Operating (loss) / income	(7,349)	(3,616)	21,196	(28,788)	(18,557)

2010
Revenues	$100,945	$26,076	$31,200	$—	$158,221
Non–cash equity compensation	(482)	(217)	(635)	(2,841)	(4,175)
Depreciation and amortization	(922)	(748)	(35)	(1,984)	(3,689)
Operating (loss) / income	(1,789)	(2,354)	18,154	(26,092)	(12,081)

12. Restructuring Charges

The Company incurred approximately $3.8 million in restructuring charges during the nine-month period ended September 30, 2011. Restructuring charges included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Included in the $3.8 million restructuring charge is an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.

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

These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) under the heading “Part I, Item 1A. Risk Factors.”

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality, licensed products that we design. We are organized into three business segments with Publishing and Broadcasting representing our media platforms that are complemented by our Merchandising segment. Summarized below are our operating results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2010
Total Revenues	$52,204	$49,688	$159,738	$158,221
Total Operating Costs and Expenses	(61,498)	(57,596)	(178,295)	(170,302)

Total Operating Loss	$(9,294)	$(7,908)	$(18,557)	$(12,081)

We generate revenue from various sources such as advertisers, licensing partners and magazine consumers. Publishing is our largest business segment, accounting for 64% of our total revenues for the nine months ended September 30, 2011. The primary source of Publishing segment revenue is advertising from our magazines, which include Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. Magazine subscriptions, advertising revenue generated from our digital properties and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue is derived primarily from our television advertising and license fees, as well as satellite radio advertising and license fees. Television programming is comprised of The Martha Stewart Show, a daily home and lifestyle show, Martha Bakes and other holiday and interview specials featuring Martha Stewart. In addition, we produce television programming featuring other talent, including programs featuring Chef Emeril Lagasse, Mad Hungry with Lucinda Scala Quinn and Petkeeping with Marc Morrone. The satellite radio programming that we produce airs as the Martha Stewart Living Radio channel on Sirius XM Radio. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our Martha Stewart Living program at The Home Depot and our Martha Stewart Collection at Macy’s. We have manufacturing partnerships with Wilton Properties Inc. for our Martha Stewart Crafts program and Age Group for our Martha Stewart Pets line, as well as a variety of manufacturing partnerships to produce products under the Emeril Lagasse brand.

We incur expenses primarily consisting of compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing magazines (including related direct mail and other marketing expenses), the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties and the costs associated with producing our television programming. We also incur general overhead costs, including facilities and related expenses. Through September 30, 2011, we incurred restructuring charges, which consisted of employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. We expect to incur additional restructuring charges as we continue to execute on our strategic plan.

Detailed segment operating results for the three months and nine months ended September 30, 2011 and 2010 are summarized below.

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2010

Segment Revenues:

Publishing Segment	$33,242	$34,318	$102,059	$100,945
Broadcasting Segment	6,626	5,795	22,195	26,076
Merchandising Segment	12,336	9,575	35,484	31,200

TOTAL REVENUES	$52,204	$49,688	$159,738	$158,221

Segment Operating Costs and Expenses:
Publishing Segment	$(36,827)	$(35,431)	$(109,408)	$(102,734)
Broadcasting Segment	(7,946)	(9,869)	(25,811)	(28,430)
Merchandising Segment	(5,157)	(4,074)	(14,288)	(13,046)

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	$(49,930)	$(49,374)	$(149,507)	$(144,210)

Operating Income / (Loss):

Publishing Segment	$(3,585)	$(1,113)	$(7,349)	$(1,789)
Broadcasting Segment	(1,320)	(4,074)	(3,616)	(2,354)
Merchandising Segment	7,179	5,501	21,196	18,154

Total Segment Operating Income Before Corporate Expenses	$2,274	$314	$10,231	$14,011
Corporate Expenses *	(11,568)	(8,222)	(28,788)	(26,092)

TOTAL OPERATING LOSS	$(9,294)	$(7,908)	$(18,557)	$(12,081)

*	Corporate expenses include unallocated costs of certain items such as compensation and related costs for certain departments such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated expenses are recorded as Corporate expenses because these items are directed and controlled by central management and not our segment management and therefore not included as part of our segment operating performance.

Three months ended September 30, 2011 Operating Results Compared to Three Months ended September 30, 2010 Operating Results

For the three months ended September 30, 2011, total revenues increased 5% from the prior-year period due to an increase in Merchandising segment revenues from higher sales, higher television revenue from license fees related to our new programming on Hallmark Channel and higher digital advertising revenue. These items were partially offset by lower television and print advertising revenue.

For the three months ended September 30, 2011, our operating costs and expenses before Corporate expenses increased 1% from the prior-year period due to higher paper, printing and distribution expenses, higher content creation costs and higher subscriber acquisition costs in our Publishing segment. In our Merchandising segment, production, distribution and editorial expenses increased to support our new merchandising relationships. Largely offsetting these increases were lower Broadcasting segment operating costs and expenses due to lower television production and distribution costs related to season 6 of The Martha Stewart Show. In addition, selling and promotion expenses decreased due to lower staff costs from the reorganization of our advertising sales department in the fourth quarter of 2010 in both the Publishing and Broadcasting segments. The Publishing and Broadcasting segments operating costs and expenses included restructuring charges, which mainly consisted of certain consulting costs and employee severance.

Corporate expenses increased 41% in the three months ended September 30, 2011 as compared to the prior-year period primarily due to restructuring charges. These Corporate restructuring charges, which consisted of employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs, were partially offset by the reallocation of facilities-related expenses primarily to the Publishing segment, as described further in the segment discussion below.

Nine months ended September 30, 2011 Operating Results Compared to Nine Months ended September 30, 2010 Operating Results

For the nine months ended September 30, 2011, total revenues increased 1%, compared to the nine months ended September 30, 2010 due to an increase in Merchandising segment revenues from new relationships and increased sales, higher television revenue from license fees related to our new programming on Hallmark Channel, higher digital advertising revenue and higher magazine subscription revenue. Largely offsetting these items were the inclusion of certain one-time items in the prior-year period, including substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming, as well as royalties related to our Kmart and 1-800-Flowers.com agreements, which ended January 2010 and June 2010, respectively, and the $2.2 million termination payment that we received from 1-800-Flowers.com. The prior-year period also included a $1.0 million one-time payment received from a manufacturing partner. In addition, television and print advertising revenue were lower in the nine months ended September 30, 2011 than in the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, our operating costs and expenses before Corporate expenses increased 4% from the prior-year period predominantly due to higher paper, printing and distribution expenses, higher content creation costs and higher subscriber acquisition costs in our Publishing segment. These increases in costs were partially offset by lower television production and distribution costs related to season 6 of The Martha Stewart Show in our Broadcasting segment, as well as lower advertising staff costs from the reorganization of our advertising sales department in the fourth quarter of 2010 in both the Publishing and Broadcasting segments. The Publishing and Broadcasting segments operating costs and expenses included restructuring charges, which mainly consisted of certain consulting costs and employee severance.

Corporate expenses increased 10% in the nine months ended September 30, 2011 as compared to the prior-year period primarily due to restructuring charges. These Corporate restructuring charges, which consisted of employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs, were partially offset by the reallocation of facilities-related expenses primarily to the Publishing segment, as described further in the segment discussion below.

Liquidity

During the first nine months of 2011, our overall cash, cash equivalents and short-term investments decreased $7.8 million from December 31, 2010 due to principal pre-payments on our term loan, cash used for operations and capital expenditures during the nine months ended September 30, 2011. Cash, cash equivalents and short-term investments were $25.5 million and $33.3 million at September 30, 2011 and December 31, 2010, respectively.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

PUBLISHING SEGMENT
(in thousands)	Three Months Ended Sept 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$16,206	$17,799	$(1,593)
Digital advertising	5,004	4,260	744
Circulation	11,555	11,817	(262)
Books	54	189	(135)
Other	423	253	170

Total Publishing Segment Revenues	33,242	34,318	(1,076)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(21,043)	(20,387)	(656)
Selling and promotion	(13,206)	(13,135)	(71)
General and administrative	(2,034)	(1,656)	(378)
Depreciation and amortization	(194)	(253)	59
Restructuring charges	(350)	—	(350)

Total Publishing Segment Operating Costs and Expenses	(36,827)	(35,431)	(1,396)

Operating Loss	$(3,585)	$(1,113)	$(2,472)

Publishing segment revenues decreased 3% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Print advertising revenue decreased $1.6 million due primarily to a decrease in advertising pages in Martha Stewart Living, partially offset by higher rates. Advertising pages and rates declined in Everyday Food, Whole Living and Martha Stewart Weddings, as well. Digital advertising revenue increased $0.7 million due to an increase in sold advertising volume, partially offset by lower advertising rates. Circulation revenue decreased $0.3 million due primarily to lower newsstand sales of Martha Stewart Living. Newsstand sales also decreased for all other titles. The declines were partially offset by the sales of the special issue of Everyday Food with no comparable special interest publication in the prior-year period.

Magazine Publication Schedule	Three months ended September 30, 2011	Three Months ended September 30, 2010
Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	One Issue
Everyday Food	Two Issues	Two Issues
Whole Living	Two Issues	Two Issues
Special Interest Publications	Two Issues	One Issue

Production, distribution and editorial expenses increased $0.7 million due to higher paper, distribution and printing prices and the costs associated with the additional special issue of Everyday Food. Production, distribution and editorial expenses also increased due to higher editorial compensation costs to support the print and digital magazines, books, websites and other digital initiatives, partially offset by savings from lower volume of magazine pages produced, lower professional fees related to the websites and the timing of story costs. Selling and promotion expenses increased $0.1 million due to an increase in certain subscriber acquisition costs and the timing of newsstand marketing costs. These increases were largely offset by lower staff costs primarily from the reorganization of our advertising sales department in the fourth quarter of 2010, as well as lower commission expenses. General and administrative expenses increased $0.4 million largely due to higher facilities-related expenses from the reallocation of rent charges to reflect current utilization of office space, as well as higher compensation expense. The increase in our Publishing segment rent allocation was offset by a decrease in Corporate rent. Restructuring charges included certain consulting costs.

BROADCASTING SEGMENT
(in thousands)	Three Months Ended Sept 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$2,228	$4,131	$(1,903)
Radio licensing	875	875	—
Television licensing and other	3,523	789	2,734

Total Broadcasting Segment Revenues	6,626	5,795	831

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(5,929)	(6,839)	910
Selling and promotion	(311)	(853)	542
General and administrative	(1,224)	(1,565)	341
Depreciation and amortization	(128)	(612)	484
Restructuring charges	(354)	—	(354)

Total Broadcasting Segment Operating Costs and Expenses	(7,946)	(9,869)	1,923

Operating Loss	$(1,320)	$(4,074)	$2,754

Broadcasting segment revenues increased 14% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Advertising revenue decreased $1.9 million primarily due to the decline in household ratings, as well as lower rates, for season 6 of The Martha Stewart Show on Hallmark Channel as compared to season 5 of The Martha Stewart Show in syndication. Advertising revenue also declined due to fewer sales of television integrations at lower rates and decreased radio advertising. Television licensing and other revenue increased $2.7 million primarily due to the delivery of new television programming to Hallmark Channel as part of the companion programming to The Martha Stewart Show, which included Emeril’s Table, Martha Bakes and Mad Hungry with Lucinda Scala Quinn, partially offset by the prior-year period talent fees for certain television programming featuring Emeril Lagasse.

Production, distribution and editorial expenses decreased $0.9 million due to lower television production costs related to season 6 of The Martha Stewart Show on Hallmark Channel and the absence of distribution fees, which were payable under the season 5 syndication agreement for The Martha Stewart Show. The cost savings from The Martha Stewart Show season 6 were partially offset by television production costs associated with the delivery of new programming to Hallmark Channel, including an allocation of certain rent and related charges from general and administrative expenses. Selling and promotion expenses decreased $0.5 million primarily due to lower staff costs from the reorganization of our advertising sales department in the fourth quarter of 2010. General and administrative expenses decreased $0.3 million due to the allocation to production, distribution and editorial costs within the Broadcasting segment of certain rent and related charges associated with the new programming on Hallmark Channel, partially offset by higher compensation expense. Restructuring charges included employee severance as well as certain other non-recurring costs.

MERCHANDISING SEGMENT
(in thousands)	Three Months Ended Sept 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$12,336	$9,575	$2,761

Total Merchandising Segment Revenues	12,336	9,575	2,761

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(2,389)	(1,958)	(431)
Selling and promotion	(1,556)	(815)	(741)
General and administrative	(1,204)	(1,288)	84
Depreciation and amortization	(8)	(13)	5

Total Merchandising Segment Operating Costs and Expenses	(5,157)	(4,074)	(1,083)

Operating Income	$7,179	$5,501	$1,678

Merchandising segment revenues increased 29% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Royalty and other revenues increased $2.8 million primarily due to higher sales from certain of our existing partners.

Production, distribution and editorial expenses increased $0.4 million primarily due to higher compensation expenses associated with an increase in headcount of creative staff to support our new merchandising relationships. Selling and promotion expenses increased $0.7 million mostly as a result of services that we provided to our partners for reimbursable creative services projects.

CORPORATE
(in thousands)	Three Months Ended Sept 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(7,783)	$(7,473)	$(310)
Depreciation and amortization	(697)	(749)	52
Restructuring charges	(3,088)	—	(3,088)

Total Corporate Operating Costs and Expenses	(11,568)	(8,222)	(3,346)

Corporate operating costs and expenses increased 41% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. General and administrative expenses increased $0.3 million due to an increase in compensation expense as a result of overlaps in our executive management team during transition periods. These increases were partially offset by the classification of certain costs now characterized as restructuring charges, as well as the reallocation of rent charges to our Publishing segment to reflect current utilization of office space. Restructuring charges included employee severance and related professional fees, as well as certain consulting and recruiting costs. Also included in the $3.1 million restructuring charge is an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.

OTHER ITEMS

Loss on sale of fixed asset. The three months ended September 30, 2010 included a loss of $0.6 million on the sale of a fixed asset with no comparable loss for the three months ended September 30, 2011.

Gain on sale of short-term investments. The three months ended September 30, 2010 included a gain of $0.4 million on the sale of short-term investments from the disposition of certain marketable equity securities with no comparable gain in the three months ended September 30, 2011.

Loss on equity securities. Loss on equity securities was $0.2 million and $0.01 million for the three month periods ended September 30, 2011 and 2010, respectively. The prior-year period expense was the result of marking a warrant then held by us to fair value in accordance with accounting principles governing these financial instruments. That warrant was canceled during the three months ended September 30, 2011 resulting in a loss of $0.2 million in the current-year period. On September 30, 2011, we had no other similar assets that required a valuation in accordance with accounting principles governing derivative financial instruments.

Net loss. Net loss was $9.7 million for the three months ended September 30, 2011, compared to net loss of $8.6 million for the three months ended September 30, 2010, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

PUBLISHING SEGMENT
(in thousands)	Nine Months Ended Sept 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$50,466	$53,550	$(3,084)
Digital advertising	14,528	11,914	2,614
Circulation	34,650	33,611	1,039
Books	1,288	1,036	252
Other	1,127	834	293

Total Publishing Segment Revenues	102,059	100,945	1,114

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(64,643)	(59,357)	(5,286)
Selling and promotion	(37,589)	(37,558)	(31)
General and administrative	(6,283)	(4,897)	(1,386)
Depreciation and amortization	(543)	(922)	379
Restructuring charges	(350)	—	(350)

Total Publishing Segment Operating Costs and Expenses	(109,408)	(102,734)	(6,674)

Operating Loss	$(7,349)	$(1,789)	$(5,560)

Publishing revenues increased 1% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Print advertising revenue decreased $3.1 million due primarily to a decrease in advertising pages in Martha Stewart Living, partially offset by higher rates. Advertising pages declined in Everyday Food and Whole Living, as well, partially offset by an increase in rates at Whole Living. Martha Stewart Weddings advertising revenue increased due to more pages sold partially offset by lower rates. Digital advertising revenue increased $2.6 million due to an increase in sold advertising volume, partially offset by lower rates. Circulation revenue increased $1.0 million due to higher volume of subscription copies served of Martha Stewart Living at higher revenues per copy. Newsstand sales decreased for Martha Stewart Living, Everyday Food and Whole Living, partially offset by the sales of the special issue of Everyday Food with no comparable special interest publication in the prior-year period, as well as higher newsstand sales of Martha Stewart Weddings.

Magazine Publication Schedule	Nine Months ended September 20, 2011	Nine Months ended September 30, 2010
Martha Stewart Living	Nine Issues	Nine Issues
Martha Stewart Weddings	Three Issues	Three Issues
Everyday Food	Eight Issues	Eight Issues
Whole Living	Seven Issues	Seven Issues
Special Interest Publications	Two Issues	One Issue

Production, distribution and editorial expenses increased $5.3 million due to higher paper, printing and distribution prices and the costs associated with the additional special issue of Everyday Food. Production, distribution and editorial expenses also increased due to higher art and editorial compensation and story costs to support the print and digital magazines, books, websites and other digital initiatives, partially offset by savings from lower volume of magazine pages produced. Selling and promotion expenses increased slightly due to higher subscriber acquisition costs, the timing of newsstand marketing costs and higher digital marketing and advertising operations costs supporting the increase in digital advertising revenues. These increases were largely offset by lower staff costs primarily from the prior year reorganization of our advertising sales department and lower print advertising marketing expenses. General and administrative expenses increased $1.4 million largely due to a larger allocation of facilities-related expenses to reflect the current utilization of office space, as well as higher compensation expense. The increase in our Publishing segment rent allocation was offset by a decrease in Corporate rent. The costs associated with the Company’s 2007 launch of a redesigned website, which were fully depreciated during the second quarter of 2010, resulted in a reduction in depreciation and amortization expenses by $0.4 million during this nine-month period compared to the prior-year period. Restructuring charges include certain consulting costs.

BROADCASTING SEGMENT
(in thousands)	Nine Months Ended September 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$9,954	$14,972	$(5,018)
Radio licensing	2,625	2,625	—
Television licensing and other	9,616	8,479	1,137

Total Broadcasting Segment Revenues	22,195	26,076	(3,881)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(19,386)	(20,912)	1,526
Selling and promotion	(1,240)	(2,448)	1,208
General and administrative	(4,472)	(4,322)	(150)
Depreciation and amortization	(359)	(748)	389
Restructuring charges	(354)	—	(354)

Total Broadcasting Segment Operating Costs and Expenses	(25,811)	(28,430)	2,619

Operating Loss	$(3,616)	$(2,354)	$(1,262)

Broadcasting segment revenues decreased 15% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Advertising revenue decreased $5.0 million primarily due to the decline in household ratings, as well as lower rates, for season 6 of The Martha Stewart Show on Hallmark Channel as compared to season 5 of The Martha Stewart Show in syndication. Advertising revenue also declined due to fewer sales of television integrations at lower rates and decreased radio advertising. Television licensing and other revenue increased $1.1 million primarily due to the delivery of new television programming to Hallmark Channel as part of the companion programming to The Martha Stewart Show, which included Emeril’s Table, Martha Bakes, Mad Hungry with Lucinda Scala Quinn, and holiday and other specials. The increase in these television licensing revenues was partially offset by the inclusion in the first quarter of 2010 of substantially all of the exclusive license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming, as well as the prior-year period talent fees for certain television programming featuring Emeril Lagasse.

Production, distribution and editorial expenses decreased $1.5 million due to lower television production costs related to season 6 of The Martha Stewart Show on Hallmark Channel and the absence of distribution fees, which were payable under the season 5 syndication agreement for The Martha Stewart Show. The cost savings from The Martha Stewart Show season 6 were partially offset by higher television production costs associated with the delivery of new programming to Hallmark Channel. Selling and promotion expenses decreased $1.2 million primarily due to lower staff costs from the prior year reorganization of our advertising sales department. General and administrative expenses increased $0.2 million primarily due to higher compensation expense, partially offset by the allocation to production, distribution and editorial costs within the Broadcasting segment of certain rent and related charges associated with the new programming on Hallmark Channel. Restructuring charges included employee severance as well as certain other non-recurring costs.

MERCHANDISING SEGMENT
(in thousands)	Nine Months Ended Sept 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$35,484	$31,200	$4,284

Total Merchandising Segment Revenues	35,484	31,200	4,284

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(7,049)	(5,568)	(1,481)
Selling and promotion	(3,565)	(2,883)	(682)
General and administrative	(3,650)	(4,560)	910
Depreciation and amortization	(24)	(35)	11

Total Merchandising Segment Operating Costs and Expenses	(14,288)	(13,046)	(1,242)

Operating Income	$21,196	$18,154	$3,042

Merchandising segment revenues increased 14% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Royalty and other revenues increased $4.3 million primarily due to the contributions from our new merchandising relationships and increased sales from certain of our existing partners, partially offset by the inclusion in the prior-year period of royalties and a one-time $2.2 million termination payment from 1-800-Flowers.com, an agreement that ended in June 2010. In addition, the prior-year period included royalties from the terminated Kmart license and a one-time $1.0 million payment received from a manufacturing partner.

Production, distribution and editorial expenses increased $1.5 million primarily due to higher compensation expenses associated with an increase in headcount to support our new merchandising relationships. Selling and promotion expenses increased $0.7 million mostly as a result of services that we provided to our partners for reimbursable creative services projects. General and administrative expenses decreased $0.9 million largely due to the benefit in non-cash equity compensation expense from a large forfeiture of equity awards in connection with certain executive departures in the Merchandising segment.

CORPORATE
(in thousands)	Nine Months Ended September 30,
	2011 (unaudited)	2010 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(23,679)	$(24,108)	$429
Depreciation and amortization	(2,021)	(1,984)	(37)
Restructuring charges	(3,088)	—	(3,088)

Total Corporate Operating Costs and Expenses	(28,788)	(26,092)	(2,696)

Corporate operating costs and expenses increased 10% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. General and administrative expenses decreased $0.4 million due to the reallocation of rent charges to our Publishing segment to reflect current utilization of office space, as well as lower rent expense from the consolidation of certain offices. These decreases were partially offset by an increase in compensation expense as a result of overlaps in our executive management team during transition periods. Restructuring charges included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Also included in the $3.1 million restructuring charge is an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.

OTHER ITEMS

Loss on sale of fixed asset. The nine months ended September 30, 2010 included a loss of $0.6 million on the sale of a fixed asset with no comparable loss for the nine months ended September 30, 2011.

Gain on sale of short-term investments. The nine months ended September 30, 2010 included a gain of $0.4 million on the sale of short-term investments from the disposition of certain marketable equity securities with no comparable gain in the nine months ended September 30, 2011.

Income / (Loss) on equity securities. Income on equity securities was $0.02 million for the nine months ended September 30, 2011 compared to a loss on equity securities of $0.02 million for the prior-year period. Income/(loss) on equity securities was the result of marking a warrant then held by us to fair value in accordance with accounting principles governing these financial instruments. That warrant was canceled resulting in a loss during the three months ended September 30, 2011, partially offset by the gains previously recorded in 2011. On September 30, 2011, we had no other similar assets that required a valuation in accordance with accounting principles governing derivative financial instruments.

Net Loss. Net loss was $19.7 million for the nine months ended September 30, 2011, compared to net loss of $13.7 million for the nine months ended September 30, 2010, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2011, our overall cash, cash equivalents and short-term investments decreased $7.8 million from December 31, 2010. The decrease was due to principal pre-payments on our term loan with Bank of America, cash used for operations and capital expenditures during the period. Cash, cash equivalents and short-term investments were $25.5 million and $33.3 million at September 30, 2011 and December 31, 2010, respectively.

We believe that our available cash balances and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures, as well as loan payments and maintenance of applicable debt covenants for at least the next twelve months.

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

Cash used in operating activities was $2.7 million for the nine months ended September 30, 2011, compared with cash provided by operating activities of $7.0 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, cash from operations decreased due to an increase in our operating loss, as discussed earlier, as well as the timing of cash receipts from magazine subscription orders and cash used to pay certain accounts payable and accrued liabilities. These decreases in cash from operations were partially offset by the collection of advertising and television license fee receivables and the receipt of an upfront advance payment related to our new multi-book agreement with Clarkson Potter/Publishers for Martha Stewart books.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include payments for short- and long-term investments and additions to property, plant, and equipment.

Cash used in investing activities was $3.1 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, cash flow used in investing activities was primarily for capital improvements to our information technology infrastructure, as well as certain costs associated with our websites.

Cash Flows from Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash outflows from financing activities generally include principal repayments on outstanding debt.

Cash flows used in financing activities were $2.4 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, we made $3.0 million in principal pre-payments on our term loan with Bank of America.

Debt

We have a line of credit with Bank of America in the amount of $5.0 million, which is generally used to secure letters of credit. The line was renewed as of June 30, 2011 for a one-year period. We were compliant with the debt covenants as of September 30, 2011. We had no outstanding borrowings under this facility as of September 30, 2011 and had letters of credit outstanding of $2.6 million.

In April 2008, we entered into a loan agreement (subsequently amended and restated on August 7, 2009) with Bank of America for a term loan in the amount of $30.0 million related to the acquisition of certain assets of Emeril Lagasse (“Emeril”). The loan is secured by substantially all of the assets of the Emeril business that we acquired. The loan agreement requires equal principal payments of $1.5 million and accrued interest to be paid quarterly for the duration of the loan term, approximately 5 years. As of September 30, 2011, we had paid $24.0 million in principal, including prepayment of the $3.0 million due through March 31, 2012, such that $6.0 million was outstanding at September 30, 2011. Two principal payments of $1.5 million each are due on June 30, 2012 and September 30, 2012 and are reflected as a current liability in the consolidated balance sheet as of September 30, 2011. The interest rate on all outstanding amounts is equal to a floating rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.

The loan terms have required us to be in compliance with certain financial and other covenants, failure with which to comply would result in an event of default and would permit Bank of America to accelerate and demand repayment of the loan in full. The loan agreement has been amended several times, most recently in June 2011, at which time the financial covenants that had previously required us to maintain a Funded Debt to EBITDA Ratio equal to or less than 2.0 and a Parent Guarantor Basic Fixed Charge Ratio equal to or greater than 2.75 were eliminated. The amendment also reduced the minimum level of consolidated Tangible Net Worth required to be maintained by us from $40 million to $30 million. Additionally, the amendment added a requirement that we maintain at all times cash and certain cash equivalents with an aggregate market value of not less than an amount equal to 200% of the outstanding loan principal. This cash and cash equivalents balance cannot be subject to any lien, security interest or other encumbrance, nor can it be held by us in order to comply with any other liquidity or other similar covenant under any agreement in respect of indebtedness or other obligations of us.

As of September 30, 2011, we were compliant with all debt covenants. A current summary of the most significant financial covenants is as follows:

Financial Covenant
Tangible Net Worth	At least $30.0 million
Quick Ratio	Equal to or greater than 1.0
Unencumbered Cash and Designated Cash Equivalents	Equal to or greater than 200% of the loan balances

We expect to be compliant with all debt covenants through 2012. While the maintenance of a minimum level of cash balances has now become a financial covenant, the fact that we had cash balances that were well in excess of the loan principal at September 30, 2011 currently gives us the ability to repay the outstanding principal in full in the event of default or to prevent default.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements. As described in the 2010 Form 10-K, we could have indemnification obligations with respect to our officers and directors.

Critical Accounting Policies and Estimates

General

Except for the policy described below, our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our 2010 Form 10-K. We consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, television production costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Non-Cash Equity Compensation

We currently have a stock incentive plan that permits us to grant various types of share-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan are restricted shares of common stock, restricted stock unit awards and stock options. Restricted shares are valued at the market value of traded shares on the date of grant. Other than performance-based shares tied to the market price of our Class A common stock, performance-based awards are accrued as compensation expense based on the probable outcome of the performance condition, consistent with requirements of Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. Time-based option awards are valued using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our stock price and expected life of the option. Price-based options and price-based restricted stock unit awards are valued using the Monte Carlo Simulation method which takes into account assumptions such as volatility of our Class A Common Stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule, and the probability that the market conditions of the award will be achieved.

Our other critical accounting policies and estimates are discussed in detail in the 2010 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” especially under the heading, “Critical Accounting Policies and Estimates.”

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

Interest Rates

We are exposed to market rate risk due to changes in interest rates on our loan agreement with Bank of America that we entered into on April 2, 2008 under which we borrowed $30.0 million to fund a portion of the acquisition of certain assets of Emeril Lagasse. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the 1-month LIBOR rate plus 2.85%. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We had outstanding borrowings of $6.0 million on the term loan at September 30, 2011 at an average rate of 3.1% for the quarter. A one percentage point increase in the interest rate would have increased interest expense by $0.02 million for the three months ended September 30, 2011.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of September 30, 2011, net unrealized gains and losses on these investments were not material. However, in the third quarter of 2011, we recorded approximately $0.1 million in interest income. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the third quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the 2010 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended September 30, 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

July 2011	—	—	Not applicable	Not applicable

August 2011	15,878	$3.23	Not applicable	Not applicable

September 2011	—	—	Not applicable	Not applicable

Total for quarter ended September 30, 2011	15,878	$3.23	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock units and restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to tax withholding due.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Amended and Restated Employment Agreement, dated as of July 26, 2011, between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.2	Amendment dated as of September 15, 2011 to the Amended and Restated Employment Agreement, dated as of July 26, 2011, between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.3	Services Agreement, dated as of July 26, 2011, between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.4	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West.

10.5	Separation Agreement and General Release, dated as of September 13, 2011, between Martha Stewart Living Omnimedia, Inc. and Peter Hurwitz.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 7, 2011

/s/ Kenneth P. West

Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Amended and Restated Employment Agreement, dated as of July 26, 2011, between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.2	Amendment dated as of September 15, 2011 to the Amended and Restated Employment Agreement, dated as of July 26, 2011, between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.3	Services Agreement, dated as of July 26, 2011, between Martha Stewart Living Omnimedia, Inc. and Charles Koppelman.

10.4	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West.

10.5	Separation Agreement and General Release, dated as of September 13, 2011, between Martha Stewart Living Omnimedia, Inc. and Peter Hurwitz.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.