Form 10-Q
period 2012-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2012-05-04
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Class	Outstanding as of May 1, 2012
Class A, $0.01 par value	40,933,941
Class B, $0.01 par value	25,984,625

Total	66,918,566

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited )
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,275	$38,453
Short-term investments	36,100	11,051
Accounts receivable, net	34,590	48,237
Paper inventory	6,310	7,225
Deferred television production costs	212	—
Other current assets	4,671	4,858

Total current assets	104,158	109,824
PROPERTY, PLANT AND EQUIPMENT, net	12,931	13,396
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	45,212	45,215
OTHER NONCURRENT ASSETS, net	2,422	2,578

Total assets	$209,830	$216,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,958	$23,728
Accrued payroll and related costs	3,963	7,008
Current portion of deferred subscription revenue	16,750	16,018
Current portion of other deferred revenue	5,599	5,147

Total current liabilities	48,270	51,901

DEFERRED SUBSCRIPTION REVENUE	3,721	3,975
OTHER DEFERRED REVENUE	966	2,333
DEFERRED INCOME TAX LIABILITY	6,184	5,874
OTHER NONCURRENT LIABILITIES	5,117	4,090

Total liabilities	64,258	68,173

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2012 and 2011	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 40,980,650 and 40,893,964 shares issued and outstanding in 2012 and 2011, respectively	410	409
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2012 and 2011	260	260
Capital in excess of par value	337,923	336,661
Accumulated deficit	(192,057)	(188,442)
Accumulated other comprehensive loss	(189)	(166)

	146,347	148,722
Less: Class A Treasury Stock – 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	145,572	147,947

Total liabilities and shareholders’ equity	$209,830	$216,120

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES
Publishing	$30,830	$34,676
Broadcasting	5,368	7,769
Merchandising	13,633	10,230

Total revenues	49,831	52,675

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	28,805	32,322
Selling and promotion	12,383	14,292
General and administrative	11,818	11,841
Depreciation and amortization	1,007	996

Total operating costs and expenses	54,013	59,451

OPERATING LOSS	(4,182)	(6,776)
OTHER INCOME/(EXPENSE)
Interest income / (expense), net	195	(113)
Income on equity securities	—	219
Net gain on sale of cost-based investment	765	—

Total other income	960	106

LOSS BEFORE INCOME TAXES	(3,222)	(6,670)
Income tax provision	(391)	(407)

NET LOSS	$(3,613)	$(7,077)

LOSS PER SHARE – BASIC AND DILUTED
Net Loss	$(0.05)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,065,741	54,715,573

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(3,613)	$(7,077)
Other comprehensive (loss) / income:
Unrealized (loss) /gain on securities	(23)	40

Other comprehensive (loss) / income	(23)	40

Total comprehensive loss	$(3,636)	$(7,037)

The accompanying notes are an integral part of these consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2012

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at January 1, 2012	40,894	$409	25,985	$260	$336,661	$(188,442)	$(166)	(59)	$(775)	$147,947
Net loss	—	—	—	—	—	(3,613)	—	—	—	(3,613)
Other comprehensive loss	—	—	—	—	—	—	(23)	—	—	(23)
Issuance of shares of stock in conjunction with stock option exercises	38	—	—	—	73	—	—	—	—	73
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	49	1	—	—	(134)	—	—	—	—	(133)
Common stock dividends	—	—	—	—	—	(2)	—	—	—	(2)
Non-cash equity compensation	—	—	—	—	1,323	—	—	—	—	1,323

Balance at March 31, 2012	40,981	$410	25,985	$260	$337,923	$(192,057)	$(189)	(59)	$(775)	$145,572

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,613)	$(7,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(135)	(186)
Depreciation and amortization	1,007	996
Amortization of deferred television production costs	3,991	6,314
Non-cash equity compensation	1,330	1,443
Deferred income tax expense	310	337
Income on equity securities	—	(219)
Net gain on sale of cost-based investment	(765)	—
Other non-cash charges, net	30	178
Changes in operating assets and liabilities
Accounts receivable, net	13,647	10,788
Paper inventory	915	(585)
Deferred television production costs	(4,203)	(6,355)
Accounts payable and accrued liabilities and other	(1,675)	(4,592)
Accrued payroll and related costs	(3,045)	63
Deferred subscription revenue	478	(26)
Deferred revenue	(780)	325
Other changes	1,260	1,075

Total changes in operating assets and liabilities	6,597	693

Net cash provided by operating activities	8,752	2,479

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(634)	(1,312)
Purchases of short-term investments	(28,834)	(905)
Sales of short-term investments	3,702	899
Proceeds from the sale of cost-based investment	765	—

Net cash used in investing activities	(25,001)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(1,500)
Proceeds received from stock option exercises	73	9
Dividends paid	(2)	—

Net cash provided by / (used in) financing activities	71	(1,491)

Net decrease in cash	(16,178)	(330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,453	23,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,275	$22,874

The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. General

Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2011 (the “2011 Form 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.

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

2. Significant Accounting Policies

Recent accounting standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended ASC 220, “Presentation of Comprehensive Income.” In accordance with the new guidance, an entity is no longer permitted to present comprehensive income in its consolidated statements of stockholders’ equity. Instead, entities are required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. The guidance, which must be applied retroactively, was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 concerns disclosure only and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. ASU 2011-04 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company’s other significant accounting policies are discussed in detail in its 2011 Form 10-K.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$4,915	$—	$4,915
Corporate obligations	—	20,783	—	20,783
Other fixed income securities	—	543	—	543
International securities	$—	9,859	$—	9,859

Total	$—	$36,100	$—	$36,100

	December 31, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$3,858	$—	$3,858
Corporate obligations	—	5,122	—	5,122
Other fixed income securities	—	545	—	545
International securities	$—	1,526	$—	1,526

Total	$—	$11,051	$—	$11,051

The Company has no liabilities that are measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs.

4. Credit Facilities

During February 2012, the Company increased its line of credit with Bank of America to $25.0 million, incorporating the previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require the Company to be in compliance with certain financial and other covenants, with which the Company was compliant as of March 31, 2012. A summary of the most significant financial covenants is as follows:

Financial Covenants
Tangible Net Worth	At least $40.0 million
Current Ratio	At least 1.75 to 1.0
Unencumbered liquid assets	Equal to or greater than outstanding principal balance plus accrued interest

The loan agreement also contains a variety of other customary affirmative and negative covenants. The loan agreement expires February 14, 2013 at which time any outstanding amounts borrowed under the agreement are then due and payable. The Company had no outstanding borrowings under this line of credit or its predecessor as of March 31, 2012 or December 31, 2011, but had outstanding letters of credit of $2.6 million on both dates.

5. Other Income

On March 30, 2012 the Company sold its cost-based investment in Ziplist for $0.8 million in cash. The carrying value of the investment had been written down to zero as of December 31, 2011, when the Company concluded that the investment was substantially impaired. Accordingly, the Company recorded a gain of $0.8 million in connection with the sale transaction in the first quarter of 2012, which represents cash received in excess of carrying value.

6. Income taxes

The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company added $1.7 million to its valuation allowance in the three months ended March 31, 2012, resulting in a cumulative balance of $85.6 million as of March 31, 2012. In addition, the Company recorded $0.4 million of tax expense during the three months ended March 31, 2012 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $6.2 million at March 31, 2012. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of March 31, 2012, the Company had an ASC 740 liability balance of $0.08 million, of which $0.06 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company anticipates that as a result of audit settlements and expirations of statutes of limitation over the next twelve months, the liability will be reduced, including cash payments of approximately $0.01 million.

7. Other

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, which are shown separately within “Operating Costs and Expenses.”

Certain prior year financial information has been reclassified to conform to the 2012 financial statement presentation. For the three months ended March 31, 2011, approximately $1.1 million of certain facilities costs related to the Company’s television production studio have been reclassified from general and administrative costs to production, distribution and editorial costs on the consolidated statements of operations.

8. Industry Segments

The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting and Merchandising.

The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, www.marthastewart.com. The Broadcasting segment primarily consists of the Company’s television production operations and its satellite radio operations. The Martha Stewart Show season currently airing on Hallmark Channel began September 26, 2011 and is scheduled to end in September 2012. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are licensed to and distributed by its retail and manufacturing partners.

The accounting policies for the Company’s business segments are discussed in further detail in the 2011 Form 10-K.

Segment information for the quarters ended March 31, 2012 and 2011 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2012
Revenues	$30,830	$5,368	$13,633	—	$49,831
Non-cash equity compensation	(188)	(16)	(233)	(893)	(1,330)
Depreciation and amortization	(180)	(113)	(9)	(705)	(1,007)
Operating (loss) / income	(3,407)	(1,416)	9,444	(8,803)	(4,182)

2011
Revenues	$34,676	$7,769	$10,230	$—	$52,675
Non-cash equity compensation	(139)	(24)	(282)	(998)	(1,443)
Depreciation and amortization	(219)	(118)	(8)	(651)	(996)
Operating (loss) / income	(1,850)	(1,812)	5,235	(8,349)	(6,776)

9. Related Party Transactions

On March 30, 2012, the Amended and Restated Employment Agreement between the Company and Martha Stewart dated April 1, 2009 was extended to June 30, 2012, from March 31, 2012, to allow for additional time to negotiate a new agreement. The remaining terms of the agreement are unaffected and continue in full force and effect.

10. Legal Matters

On April 14, 2012, a class action lawsuit, titled Hutt v. Martha Stewart Living Omnimedia, Inc. et al, was filed against the Company and each of its directors in the Supreme Court of the State of New York, County of New York. The suit alleges that the board of directors breached its fiduciary duties in respect of the proxy statement disclosure regarding a proposal to reserve additional shares under the Company’s Omnibus Stock and Option Compensation Plan. The complaint seeks injunctive relief and damages. The Company removed the case to the United States District Court in the Southern District of New York. The Company believes the claim is without merit and plans to vigorously defend against it.

There have been no material developments in the lawsuit filed against the Company by Macy’s Inc. and Macy’s Merchandising Group, Inc.

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material.

11. Subsequent Events

On April 2, 2012, the Company entered into an Amended and Restated Services Agreement with Mr. Koppelman, which agreement amends a services agreement between the Company and Mr. Koppelman, dated July 26, 2011. Pursuant to the Amended and Restated Services Agreement, Mr. Koppelman will continue to serve on the board of directors (the “Board”) and as Non-Executive Chairman until the 2012 Annual Meeting of Stockholders of the Company (the “Annual Meeting”), but will not stand for re-election as a director at the Annual Meeting. He will, however, continue to serve as an advisor to the Board until the expiration of the agreement on December 31, 2012. For his services, Mr. Koppelman will receive a cash payment of $7,500 and shares of the Company’s Class A common stock valued at $2,500 on or about June 30, 2012. On the date of the Annual Meeting, 15,151 restricted stock units awarded to Mr. Koppelman in September 2011 will be forfeited, but will be replaced by an identical award, which award will vest and be settled on September 15, 2012. All of Mr. Koppelman’s other equity-based awards will remain outstanding following the Annual Meeting in accordance with their terms.

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

•	inability to expand merchandising and licensing programs or the loss or failure of existing programs;

•	inability to maintain or sustain our online presence;

•	failure in acquiring or developing new brands or realizing the benefits of acquisition;

•	inability to attract anticipated levels of viewers to our television programming on Hallmark Channel;

•	failure to protect our intellectual property;

•	changes in consumer reading, purchasing, Internet and/or television viewing patterns;

•	increases in paper, postage, freight or printing costs;

•	renewed weakening in circulation;

•	operational or financial problems at any of our business partners;

•	our inability to successfully and profitably develop or introduce new products, including litigation or disputes with Merchandising segment partners;

•	failure to predict, respond to and influence trends in consumer taste and/or shifts in business strategies;

•	inability to add to our partnerships or capitalize on existing partnerships or the termination of such partnerships; and

•	changes in government regulations affecting the Company’s industries.

These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) under the heading “Part I, Item 1A. Risk Factors.”

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality, licensed products that we design. We are organized into three business segments: Publishing and Broadcasting representing our media platforms; and Merchandising. Summarized below are our operating results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total Revenues	$49,831	$52,675
Total Operating Costs and Expenses	(54,013)	(59,451)

Total Operating Loss	$(4,182)	$(6,776)

We generate revenue from various sources such as advertising customers and licensing partners. Publishing is our largest business segment, accounting for 62% of our total revenues for the three months ended March 31, 2012. The primary source of Publishing segment revenue is advertising from our magazines, which include Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. Magazine subscriptions, advertising revenue generated from our digital properties, primarily from marthastewart.com, and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue is derived primarily from television advertising and license fees from our agreement with Hallmark Channel, as well as satellite radio license fees from our agreement with Sirius XM Radio. Our agreement with Hallmark Channel to televise The Martha Stewart Show concludes with the completion of season 7 in September 2012. While Hallmark Channel retains certain rights to some of our programming other than The Martha Stewart Show (“companion programming”) through September 2013, we have completed the delivery of all of our companion programming to Hallmark Channel. During early May 2012, we commenced production of two seasons of a new weekly series, Martha Stewart’s Cooking School, to be aired on PBS. The show debuts this Fall and will be produced in our studio prior to the end of our studio lease on June 30, 2012. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our Martha Stewart Living program at The Home Depot and our Martha Stewart Collection at Macy’s. Pursuant to our commercial agreement with J.C. Penney, we began to provide product design services in January 2012 and we recognized revenues for these services. We have manufacturing partnerships including Avery for our Martha Stewart Home Office line, Wilton Properties Inc. for our Martha Stewart Crafts program and Age Group for our Martha Stewart Pets line, as well as with a variety of manufacturing partnerships to produce products under the Emeril brand.

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

Detailed segment operating results are summarized below:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Segment Revenues:
Publishing	$30,830	$34,676
Broadcasting	5,368	7,769
Merchandising	13,633	10,230

TOTAL REVENUES	$49,831	$52,675

Segment Operating Costs and Expenses:
Publishing	$(34,237)	$(36,526)
Broadcasting	(6,784)	(9,581)
Merchandising	(4,189)	(4,995)

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	$(45,210)	$(51,102)

Operating Income / (Loss):
Publishing	$(3,407)	$(1,850)
Broadcasting	(1,416)	(1,812)
Merchandising	9,444	5,235

Total Segment Operating Income Before Corporate Expenses	$4,621	$1,573
Corporate Expenses *	(8,803)	(8,349)

TOTAL OPERATING LOSS	$(4,182)	$(6,776)

*	Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not our segment management and therefore are not included as part of our segment operating performance.

Three months ended March 31, 2012 Operating Results Compared to Three Months ended March 31, 2011 Operating Results

For the three months ended March 31, 2012, total revenues decreased 5%, compared to the three months ended March 31, 2011 due to a decline in print advertising revenue and the inclusion in the three months ended March 31, 2011 of the delivery of television companion programming to Hallmark Channel. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships and increased royalties from certain of our existing partners.

For the three months ended March 31, 2012, our operating costs and expenses before Corporate expenses decreased 12% from the prior-year period due to the absence of television production costs associated with the companion programming delivered to Hallmark Channel in the three months ended March 31, 2011, as well as the delay of certain editorial and marketing costs in our Publishing segment.

Corporate expenses increased 5% in the three months ended March 31, 2012 as compared to the prior-year period, primarily due to higher professional fees.

Liquidity

During the first three months of 2012, our overall cash, cash equivalents and short-term investments increased $8.9 million from December 31, 2011 due to the positive net cash provided by operating activities. Cash, cash equivalents and short-term investments were $58.4 million and $49.5 million at March 31, 2012 and December 31, 2011, respectively. We had no borrowings against our line of credit as of March 31, 2012 or December 31, 2011.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

PUBLISHING SEGMENT

(in thousands)	Three Months Ended March 31,		Better / (Worse)
	2012 (unaudited)	2011 (unaudited)
Publishing Segment Revenues
Print advertising	$13,895	$17,670	$(3,775)
Digital advertising	4,268	4,653	(385)
Circulation	11,671	11,844	(173)
Books	777	148	629
Other	219	361	(142)

Total Publishing Segment Revenues	30,830	34,676	(3,846)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(20,243)	(21,358)	1,115
Selling and promotion	(11,725)	(12,799)	1,074
General and administrative	(2,089)	(2,150)	61
Depreciation and amortization	(180)	(219)	39

Total Publishing Segment Operating Costs and Expenses	(34,237)	(36,526)	2,289

Operating Loss	$(3,407)	$(1,850)	$(1,557)

Publishing segment revenues decreased 11% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Print advertising revenue decreased $3.8 million due primarily to a decrease in advertising pages in Martha Stewart Living. Digital advertising revenue decreased $0.4 million due to lower rates, partially offset by an increase in overall advertising volume. Circulation revenue decreased $0.2 million due to lower subscription revenue per copy of Martha Stewart Living. Circulation revenue also declined as a result of lower newsstand sales across each of our titles. Partially offsetting these declines was $1.0 million of revenue included in the three months ended March 31, 2012 from the newsstand sales of a special interest publication, Organizing, with no comparable revenue in the prior-year period. Revenue related to our books business increased $0.6 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books.

Magazine Publication Schedule	Three months ended March 31, 2012	Three months ended March 31, 2011
Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	One Issue
Everyday Food	Three Issues	Three Issues
Whole Living	Two Issues	Two Issues
Special Interest Publications	One Issue	—

Production, distribution and editorial expenses decreased $1.1 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 primarily due to the delay of certain art and editorial story and compensation costs and third-party project expenses to support the print and digital magazines, websites and other digital initiatives. These delayed expenses are expected to be incurred in future periods within 2012. Paper, printing and distribution expenses decreased due to a lower volume of magazine pages produced, partially offset by higher prices overall and costs associated with the Organizing special interest publication. Selling and promotion expenses decreased $1.1 million due to lower subscriber renewal costs and the timing of advertising and newsstand marketing costs, partially offset by higher subscriber acquisition costs.

BROADCASTING SEGMENT

(in thousands)	Three Months Ended March 31,		Better / (Worse)
	2012 (unaudited)	2011 (unaudited)
Broadcasting Segment Revenues
Advertising	$3,543	$3,834	$(291)
Licensing and other	1,825	3,935	(2,110)

Total Broadcasting Segment Revenues	5,368	7,769	(2,401)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(6,119)	(8,604)	2,485
Selling and promotion	(256)	(399)	143
General and administrative	(296)	(460)	164
Depreciation and amortization	(113)	(118)	5

Total Broadcasting Segment Operating Costs and Expenses	(6,784)	(9,581)	2,797

Operating Loss	$(1,416)	$(1,812)	$396

Broadcasting segment revenues decreased 31% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Advertising revenue decreased $0.3 million due to lower revenue from television integrations and decreased radio advertising. Effective January 1, 2012, our agreement with Sirius XM provides for all radio advertising on the Martha Stewart Living Radio channel to be sold, and retained, by Sirius XM, except for a portion of the radio advertising sold in the fourth quarter of 2012. During the three months ended March 31, 2011, we recognized $0.2 million of radio advertising revenue. These declines in advertising revenue were partially offset by an increase in revenues from season 7 as compared to season 6 of The Martha Stewart Show on Hallmark Channel. Television licensing and other revenue decreased $2.1 million largely due to the delivery of television companion programming to Hallmark Channel in the three months ended March 31, 2011 with no comparable delivery in the three months ended March 31, 2012. Licensing revenue was also impacted by the reduced radio fees from our amended agreement with Sirius XM.

Production, distribution and editorial expenses decreased $2.5 million primarily due to the absence of television production costs associated with the delivery of companion programming to Hallmark Channel such as were incurred in the three months ended March 31, 2011. Additionally, television production costs for season 7 of The Martha Stewart Show on Hallmark Channel were lower than television production costs for season 6. Radio production and editorial costs were also lower as the amount of original radio programming on the Martha Stewart Living Radio channel was lower in the three months ended March 31, 2012 than in the three months ended March 31, 2011.

MERCHANDISING SEGMENT

(in thousands)	Three Months Ended March 31,		Better / (Worse)
	2012 (unaudited)	2011 (unaudited)
Merchandising Segment Revenues
Royalty and other	$13,633	$10,230	$3,403

Total Merchandising Segment Revenues	13,633	10,230	3,403

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(2,443)	(2,360)	(83)
Selling and promotion	(402)	(1,094)	692
General and administrative	(1,335)	(1,533)	198
Depreciation and amortization	(9)	(8)	(1)

Total Merchandising Segment Operating Costs and Expenses	(4,189)	(4,995)	806

Operating Income	$9,444	$5,235	$4,209

Merchandising segment revenues increased 33% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to the contributions from our new merchandising relationship with Avery and increased royalties from certain of our existing partners, as well as the recognition of design fees from our commercial agreement with J.C. Penney.

As a result of a decrease in reimbursable services that we provided to our partners for creative services projects, selling and promotion expenses and related other revenue have both declined approximately $0.7 million.

CORPORATE

(in thousands)	Three Months Ended March 31,		Better / (Worse)
	2012 (unaudited)	2011 (unaudited)
Corporate Operating Costs and Expenses
General and administrative	$(8,098)	$(7,698)	$(400)
Depreciation and amortization	(705)	(651)	(54)

Total Corporate Operating Costs and Expenses	$(8,803)	(8,349)	$(454)

Corporate operating costs and expenses increased 5% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to higher professional fees, principally legal costs.

OTHER ITEMS

Net gain on sale of cost-based investment. Net gain on the sale of a cost-based investment was $0.8 million for 2012 with no comparable gain in 2011. The gain was related to our sale of Ziplist common stock for cash of $0.8 million.

Net Loss. Net loss was $(3.6) million for the three months ended March 31, 2012, compared to net loss of $(7.1) million for the three months ended March 31, 2011, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2012, our overall cash, cash equivalents and short-term investments increased $8.9 million from December 31, 2011. The increase was primarily due to the positive net cash provided by operating activities. Cash, cash equivalents and short-term investments were $58.4 million and $49.5 million at March 31, 2012 and December 31, 2011, respectively.

During February 2012, we increased our line of credit with Bank of America to $25.0 million, incorporating a previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. We believe that our available cash balances and short-term investments, along with our increased line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

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

Cash provided by operating activities was $8.8 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, cash from operating activities increased, despite our operating loss, as discussed earlier, due to the collection of receivables from advertising, Merchandising segment royalties and television license fees. Cash provided by operating activities was partially offset by cash used to pay certain payroll and related liabilities including severance payments that were expensed in 2011.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short- and long-term investments and additions to property, plant and equipment.

Cash used in investing activities was $25.0 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. During the first three months of 2012, cash used in investing activities was predominantly for the purchases of short-term corporate obligations, as well as for capital improvements to our information technology infrastructure. Partially offsetting the cash used in investing activities were the sales of short-term investments and the proceeds from the sale of Ziplist common stock for $0.8 million.

Cash Flows from Financing Activities

Our cash inflows from financing activities generally include proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash flows provided by financing activities was $0.1 million for the three months ended March 31, 2012 and cash used in financing activities was $1.5 million for the three months ended March 31, 2011. Cash used in financing activities for the three months ended March 31, 2011 included principal repayments on outstanding debt. However, in December 2011, we completely repaid all of our bank indebtedness.

Debt

During February 2012, we increased our line of credit with Bank of America to $25.0 million, incorporating the previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require us to be in compliance with certain financial and other covenants, with which we were compliant as of March 31, 2012.

The loan agreement also contains a variety of other customary affirmative and negative covenants. The loan agreement expires February 14, 2013 at which time any outstanding amounts borrowed under the agreement are then due and payable. We had no outstanding borrowings under this line of credit or its predecessor as of March 31, 2012 or December 31, 2011, but had outstanding letters of credit of $2.6 million on both dates.

Seasonality and Quarterly Fluctuations

Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but can vary significantly throughout the term. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain revenues and costs in our television business also fluctuate based on production and delivery schedules. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality and performance of certain product lines.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements. As described in the 2011 Form 10-K, we could have indemnification obligations with respect to our officers and directors.

Critical Accounting Policies and Estimates

General

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our 2011 Form 10-K. We consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, television production costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies and estimates are discussed in detail in the 2011 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” especially under the heading, “Critical Accounting Policies and Estimates.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of March 31, 2012, net unrealized gains and losses on these investments were not material. For the three months ending March 31, 2012, we recorded approximately $0.2 million in interest income, compared to $0.04 million in prior year. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the first quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 14, 2012, a class action lawsuit, titled Hutt v. Martha Stewart Living Omnimedia, Inc. et al, was filed against us and each of our directors in the Supreme Court of the State of New York, County of New York. The suit alleges that the board of directors breached its fiduciary duties in respect of the proxy statement disclosure regarding a proposal to reserve additional shares under our Omnibus Stock and Option Compensation Plan. The complaint seeks injunctive relief and damages. We removed the case to the United States District Court in the Southern District of New York. We believe the claim is without merit and plan to vigorously defend against it.

There have been no material developments in the lawsuit filed against us by Macy’s Inc. and Macy’s Merchandising Group, Inc.

We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our 2011 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Class A Common Stock during each month of the quarter ended March 31, 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2012	—	—	Not applicable	Not applicable
February 2012	—	—	Not applicable	Not applicable
March 2012	31,030	$4.29	Not applicable	Not applicable
Total for quarter ended March 31, 2012	31,030	$4.29	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares of our Class A Common Stock having the fair value equal to the tax withholding due.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

3.1	Third Amended and Restated By-laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-15395) filed on March 16, 2012).

10.1	Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.2	Amended and Restated Services Agreement, dated as of April 2, 2012, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman.

10.3	Letter Agreement, dated as of March 30, 2012, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 4, 2012

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Third Amended and Restated By-laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-15395) filed on March 16, 2012).

10.1	Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.2	Amended and Restated Services Agreement, dated as of April 2, 2012, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman.

10.3	Letter Agreement, dated as of March 30, 2012, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.