Form 10-Q
period 2012-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2012-08-02
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Class	Outstanding as of July 30, 2012

Class A, $0.01 par value	41,025,584
Class B, $0.01 par value	25,984,625

Total	67,010,209

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,214	$38,453
Short-term investments	35,317	11,051
Accounts receivable, net	33,023	48,237
Paper inventory	4,214	7,225
Deferred television production costs	1,946	—
Other current assets	3,723	4,858

Total current assets	98,437	109,824
PROPERTY, PLANT AND EQUIPMENT, net	12,367	13,396
GOODWILL, net	45,107	45,107
OTHER INTANGIBLE ASSETS, net	45,209	45,215
OTHER NONCURRENT ASSETS, net	2,322	2,578

Total assets	$203,442	$216,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,579	$23,728
Accrued payroll and related costs	5,519	7,008
Current portion of deferred subscription revenue	14,430	16,018
Current portion of other deferred revenue	7,388	5,147

Total current liabilities	43,916	51,901

DEFERRED SUBSCRIPTION REVENUE	3,744	3,975
OTHER DEFERRED REVENUE	637	2,333
DEFERRED INCOME TAX LIABILITY	6,495	5,874
OTHER NONCURRENT LIABILITIES	5,144	4,090

Total liabilities	59,936	68,173

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2012 and 2011	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 41,086,472 and 40,893,964 shares issued and outstanding in 2012 and 2011, respectively	411	409
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2012 and 2011	260	260
Capital in excess of par value	338,723	336,661
Accumulated deficit	(194,761)	(188,442)
Accumulated other comprehensive loss	(352)	(166)

	144,281	148,722
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	143,506	147,947

Total liabilities and shareholders’ equity	$203,442	$216,120

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Publishing	$28,806	$34,141	$59,636	$68,817
Broadcasting	4,589	7,801	9,957	15,570
Merchandising	14,489	12,918	28,122	23,147

Total revenues	47,884	54,860	97,715	107,534

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	25,585	31,580	54,390	63,902
Selling and promotion	12,543	13,029	24,926	27,321
General and administrative	10,846	11,813	22,664	23,654
Depreciation and amortization	1,018	924	2,025	1,920
Restructuring charges	777	—	777	—

Total operating costs and expenses	50,769	57,346	104,782	116,797

OPERATING LOSS	(2,885)	(2,486)	(7,067)	(9,263)

OTHER INCOME/(EXPENSE)

Interest income / (expense), net	276	(14)	471	(126)
(Loss) / income on equity securities	—	(14)	—	205
Gain on sales of cost-based investments	400	—	1,165	—
Other-than-temporary loss on cost-based investment	(88)	—	(88)	—

Total other income/(expense)	588	(28)	1,548	79

LOSS BEFORE INCOME TAXES	(2,297)	(2,514)	(5,519)	(9,184)

Income tax provision	(407)	(424)	(798)	(831)

NET LOSS	$(2,704)	$(2,938)	$(6,317)	$(10,015)

LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.04)	$(0.05)	$(0.09)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,224,593	54,765,846	67,161,415	54,740,849

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,704)	$(2,938)	$(6,317)	$(10,015)
Other comprehensive (loss) / income:
Unrealized (loss) / gain on securities	(163)	(35)	(186)	5

Other comprehensive (loss) / income	(163)	(35)	(186)	5

Total comprehensive loss	$(2,867)	$(2,973)	$(6,503)	$(10,010)

The accompanying notes are an integral part of these consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2012

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at January 1, 2012	40,894	$409	25,985	$260	$336,661	$(188,442)	$(166)	(59)	$(775)	$147,947

Net loss	—	—	—	—	—	(6,317)	—	—	—	(6,317)
Other comprehensive loss	—	—	—	—	—	—	(186)	—	—	(186)

Issuance of shares of stock in conjunction with stock option exercises	50	1	—	—	97	—	—	—	—	98

Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	142	1	—	—	(156)	—	—	—	—	(155)
Common stock dividends	—	—	—	—	—	(2)	—	—	—	(2)
Non-cash equity compensation	—	—	—	—	2,121	—	—	—	—	2,121

Balance at June 30, 2012	41,086	$411	25,985	$260	$338,723	$(194,761)	$(352)	(59)	$(775)	$143,506

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,317)	$(10,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(269)	(394)
Depreciation and amortization	2,025	1,920
Amortization of deferred television production costs	5,652	11,712
Non-cash equity compensation	2,128	2,414
Deferred income tax expense	621	674
Income on equity securities	—	(205)
Gain on sales of cost-based investments	(1,165)	—
Other-than-temporary loss on cost-based investment	88	—
Other non-cash charges, net	83	268
Changes in operating assets and liabilities
Accounts receivable, net	15,214	15,976
Paper inventory	3,011	(838)
Deferred television production costs	(7,598)	(12,232)
Accounts payable and accrued liabilities and other	(7,054)	(5,678)
Accrued payroll and related costs	(1,489)	(379)
Deferred subscription revenue	(1,819)	(3,257)
Deferred revenue	814	4,142
Other changes	2,220	1,446

Total changes in operating assets and liabilities	3,299	(820)

Net cash provided by operating activities	6,145	5,554

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,085)	(1,656)
Purchases of short-term investments	(32,204)	(4,856)
Sales of short-term investments	7,644	3,716
Proceeds from the sales of cost-based investments	1,165	—

Net cash used in investing activities	(24,480)	(2,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(3,000)
Proceeds received from stock option exercises	98	225
Dividends paid	(2)	—

Net cash provided by / (used in) financing activities	96	(2,775)

Net decrease in cash	(18,239)	(17)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,453	23,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,214	$23,187

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

2. Significant Accounting Policies

Recent accounting standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended Accounting Standards Codification (“ASC”) 220, “Presentation of Comprehensive Income.” In accordance with the new guidance, an entity is no longer permitted to present comprehensive income in its consolidated statements of stockholders’ equity. Instead, entities are required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. The guidance, which must be applied retroactively, was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 concerns disclosure only and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

•

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company’s level 2 securities are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case a weighted average market price is used.

•

Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Short-term investments:
U.S. government and agency securities	$—	$3,855	$—	$3,855
Corporate obligations	—	20,810	—	20,810
Other fixed income securities	—	418	—	418
International securities	$—	10,234	$—	10,234

Total	$—	$35,317	$—	$35,317

	December 31, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Short-term investments:
U.S. government and agency securities	$—	$3,858	$—	$3,858
Corporate obligations	—	5,122	—	5,122
Other fixed income securities	—	545	—	545
International securities	$—	1,526	$—	1,526

Total	$—	$11,051	$—	$11,051

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

4. Credit Facilities

During February 2012, the Company increased its line of credit with Bank of America to $25.0 million, incorporating the previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require the Company to be in compliance with certain financial and other covenants, with which the Company was compliant as of June 30, 2012.

The loan agreement expires February 14, 2013, at which time any outstanding amounts borrowed under the agreement are then due and payable. The Company had no outstanding borrowings under this line of credit or its predecessor line of credit as of June 30, 2012 or December 31, 2011, but had outstanding letters of credit of $2.6 million on both dates.

5. Other Income

During the first half of 2012, the Company sold its cost-based investments in Ziplist and pingg for $0.8 million and $0.4 million in cash, respectively. The carrying amounts of these investments had been written down to zero as of December 31, 2011, when the Company concluded that these investments were substantially impaired due to their continued operating losses, cash levels and ability to raise additional capital, as well as a strategic shift by the Company’s executive management team away from such businesses. Accordingly, the Company recorded a gain of

$0.8 million in the first quarter of 2012 and a gain of $0.4 million in the second quarter of 2012 in connection with these sale transactions. These gains represent cash received in excess of carrying value and are reflected as other income on the Company’s consolidated statements of operations.

6. Income taxes

The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $2.8 million to its valuation allowance in the six months ended June 30, 2012, resulting in a cumulative balance of $86.7 million as of June 30, 2012. In addition, the Company has recorded $0.8 million of tax expense during the six months ended June 30, 2012 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $6.5 million at June 30, 2012. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of June 30, 2012, the Company had an ASC 740 liability balance of $0.08 million, of which $0.06 million represented unrecognized tax benefits which, if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.

7. Other Information

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, and restructuring charges, which are shown separately within “Operating Costs and Expenses.”

Certain prior year financial information has been reclassified to conform to the 2012 financial statement presentation. For the three and six month periods ended June 30, 2011, approximately $1.1 million and $2.2 million, respectively, of certain facilities costs related to the Company’s television production studio have been reclassified from general and administrative costs to production, distribution and editorial costs on the consolidated statements of operations.

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

The accounting policies for the Company’s business segments are discussed in further detail in the 2011 Form 10-K.

Segment information for the quarters ended June 30, 2012 and 2011 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2012
Revenues	$28,806	$4,589	$14,489	—	$47,884
Non–cash equity compensation	(127)	(15)	(70)	(602)	(814)
Depreciation and amortization	(185)	(105)	(14)	(714)	(1,018)
Restructuring charges	(93)	(529)	(81)	(74)	(777)
Operating income/(loss)	(5,015)	536	10,178	(8,584)	(2,885)

2011
Revenues	$34,141	$7,801	$12,918	$—	$54,860
Non–cash equity compensation	(188)	(2)	271	(1,052)	(971)
Depreciation and amortization	(131)	(113)	(8)	(672)	(924)
Operating income/(loss)	(1,915)	(482)	8,782	(8,871)	(2,486)

Segment information for the six months ended June 30, 2012 and 2011 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2012
Revenues	$59,636	$9,957	$28,122	—	$97,715
Non–cash equity compensation	(315)	(31)	(303)	(1,495)	(2,144)
Depreciation and amortization	(365)	(218)	(23)	(1,419)	(2,025)
Restructuring charges	(93)	(529)	(81)	(74)	(777)
Operating income/(loss)	(8,422)	(880)	19,622	(17,387)	(7,067)

2011
Revenues	$68,817	$15,570	$23,147	$—	$107,534
Non–cash equity compensation	(327)	(26)	(11)	(2,050)	(2,414)
Depreciation and amortization	(350)	(231)	(15)	(1,324)	(1,920)
Operating income/(loss)	(3,765)	(2,295)	14,017	(17,220)	(9,263)

9. Related Party Transactions

On July 9, 2012, the Company and MS Real Estate Management Company (“MS Real Estate”) agreed to extend the Intangible Asset License Agreement dated as of June 3, 2008, between the Company and MS Real Estate (the “IAL Agreement”), until June 30, 2013, rather than expiring on September 30, 2012. Additionally, the Company and Ms. Stewart agreed to extend the term of her current employment agreement until June 30, 2017, rather than expiring on June 30, 2012. However, the parties have agreed to negotiate mutually acceptable adjustments to the terms of the employment agreement to take effect at July 1, 2013 (or such earlier date as the parties may agree). Under the extension letter, if the parties do not reach an agreement regarding mutually acceptable adjustments to her employment agreement, the Company can choose to have the employment agreement continue in effect through June 30, 2017 or to allow it to lapse at June 30, 2013. If the Company chooses to allow the employment agreement to continue in effect after June 30, 2013, the IAL Agreement will be further extended until June 30, 2017.

The extension letter changes Ms. Stewart’s previous title of Founder and Chief Editorial, Media and Content Officer to Founder and Chief Creative Officer. It also provides that no additional compensation is payable for new programming after June 30, 2012 unless it would require Ms. Stewart to provide services, as a performer, in excess of the commitment previously required with respect to The Martha Stewart Show. References in Section 5(b) (Annual Bonus) of the employment agreement to fiscal year 2012 have been modified to refer to the fiscal year in which the term of the employment agreement lapses.

10. Legal Matters

On May 15, 2012, the Company settled the class action lawsuit, titled Hutt v. Martha Stewart Living Omnimedia, Inc. et al. Under the terms of the settlement, the Company supplemented the disclosures made in the proxy statement for its 2012 annual meeting of stockholders and provided limited confirmatory discovery to the plaintiff. In addition, the Company has agreed to pay the plaintiff’s reasonable attorneys’ fees, the amount of which has not been determined and is subject to Court approval. The Company does not anticipate that the payment of attorneys’ fees will have a material adverse impact on its financial position or results of operations.

On January 23, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together, the “Macy’s plaintiffs”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, titled Macy’s, Inc. and Macy’s Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. as more fully described in the 2011 Form 10-K. On April 20, 2012, the Macy’s plaintiffs filed an amended motion for a preliminary injunction. On July 13, 2012, the Court held oral argument on such motion and decided to grant a limited preliminary injunction in favor of the Macy’s plaintiffs. On July 31, 2012, the Court entered an order that enjoins the Company, its agents, servants, employees and all other persons acting under the jurisdiction, supervision and/or direction of the Company from performing under the Company’s agreement with J. C. Penny Corporation, Inc. as it relates to the manufacture, marketing, distribution, or sale of any Martha Stewart-branded products in categories that are denominated as “Exclusive Product Categories” in the agreement between the Company and Macy’s Merchandising Group, Inc. If the preliminary injunction becomes permanent, some of the future benefits the Company anticipates receiving from its relationship with J. C. Penney Corporation, Inc. could be reduced. The Company continues to believe that it has meritorious defenses to the claims made by the Macy’s plaintiffs and that it has meritorious counter-claims. It is evaluating whether to appeal the Court’s decision and intends to vigorously defend its position in such litigation.

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings, individually or in the aggregate, is deemed material.

11. Subsequent Events

On July 9, 2012, the Company and MS Real Estate agreed to extend the IAL until June 30, 2013, rather than expiring on September 30, 2012. Pursuant to the same extension agreement, the Company and Ms. Stewart agreed to extend the term of her employment agreement. See Note 9, Related Party Transactions, for further discussion.

On July 13, 2012, the Supreme Court of the State of New York, County of New York decided to grant a limited injunction in favor of the Macy’s plaintiffs. On July 31, 2012, the Court entered the related order. See Note 10, Legal Matters, for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Unless otherwise noted, “we,” “us,” “our” or the “Company” refers to Martha Stewart Living Omnimedia, Inc. and its subsidiaries.

Except for historical information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following, among others:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	loss of the services of other key personnel;

•	softening of or increased competition in the domestic advertising market;

•

failure by the economy to sustain any meaningful recovery, including particularly the housing market, and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	inability to expand merchandising and licensing programs or the loss or failure of existing programs, including as a result of litigation or disputes with Merchandising segment partners;

•	inability to maintain or sustain our online presence;

•	failure in acquiring or developing new brands or realizing the benefits of acquisition;

•	inability to attract anticipated levels of viewers to our television programming on Hallmark Channel;

•	failure to protect our intellectual property;

•	changes in media consumption behavior;

•	increases in paper, postage, freight or printing costs;

•	renewed weakening in circulation;

•	operational or financial problems at any of our business partners;

•	our inability to successfully and profitably develop or introduce new products;

•	failure to predict, respond to and influence trends in consumer taste and/or shifts in business strategies; and

•	changes in government regulations affecting the Company’s industries.

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

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality, licensed products that we design. We are organized into three business segments: Publishing and Broadcasting representing our media platforms; and Merchandising. Summarized below are our operating results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Total Revenues	$47,884	$54,860	$97,715	$107,534
Total Operating Costs and Expenses	(50,769)	(57,346)	(104,782)	(116,797)

Total Operating Loss	$(2,885)	$(2,486)	$(7,067)	$(9,263)

We generate revenue from various sources such as advertising customers and licensing partners. Publishing is our largest business segment, accounting for 61% of our total revenues for the six months ended June 30, 2012. The primary source of Publishing segment revenue is advertising from our magazines, which include Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. Magazine subscriptions, advertising revenue generated from our digital properties, primarily from marthastewart.com, and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue is currently derived primarily from television advertising and license fees from our agreement with Hallmark Channel, as well as satellite radio license fees from our agreement with Sirius XM Radio. Our agreement with Hallmark Channel to televise The Martha Stewart Show concludes with the completion of season 7 in September 2012. While Hallmark Channel retains certain rights to some of our programming other than The Martha Stewart Show (“companion programming”) through September 2013, we completed the delivery of all of our companion programming to Hallmark Channel by December 31, 2011 and therefore will not recognize any additional revenues from this source. Between early May 2012 and June 30, 2012, we produced two seasons of a new weekly series, Martha Stewart’s Cooking School, to be aired on PBS. The show debuts this Fall and was produced in our studio prior to the end of our studio lease on June 30, 2012. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our Martha Stewart Living program at The Home Depot and our Martha Stewart Collection at Macy’s. Pursuant to our commercial agreement with J.C. Penney, we began to provide product design services in January 2012 for which we earn a fee. Our manufacturing partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples), Wilton Properties Inc. for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at Petsmart), as well as with a variety of manufacturing partnerships to produce products under the Emeril brand.

We incur expenses primarily consisting of compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing magazines (including related direct mail and other marketing expenses), the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties and the costs associated with producing our television programming. We also incur general overhead costs, including facilities and related expenses. In 2012, we incurred restructuring charges associated with the continued implementation of the strategic vision of our new executive management team. The restructuring charges primarily consisted of employee severance and other employee-related termination costs, principally in our Broadcasting segment.

Detailed segment operating results for the three months and six months ended June 30, 2012 and 2011 are summarized below:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Segment Revenues:

Publishing	$28,806	$34,141	$59,636	$68,817
Broadcasting	4,589	7,801	9,957	15,570
Merchandising	14,489	12,918	28,122	23,147

TOTAL REVENUES	$47,884	$54,860	$97,715	$107,534

Segment Operating Costs and Expenses:

Publishing	$(33,821)	$(36,056)	$(68,058)	$(72,582)
Broadcasting	(4,053)	(8,283)	(10,837)	(17,865)
Merchandising	(4,311)	(4,136)	(8,500)	(9,130)

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	(42,185)	$(48,475)	$(87,395)	$(99,577)

Operating Income / (Loss):

Publishing	$(5,015)	$(1,915)	$(8,422)	$(3,765)
Broadcasting	536	(482)	(880)	(2,295)
Merchandising	10,178	8,782	19,622	14,017

Total Segment Operating Income Before Corporate Expenses	$5,699	$6,385	$10,320	$7,957

Corporate Expenses *	(8,584)	(8,871)	(17,387)	(17,220)

TOTAL OPERATING LOSS	$(2,885)	$(2,486)	$(7,067)	$(9,263)

*	Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance.

Three months ended June 30, 2012 Operating Results Compared to Three Months ended June 30, 2011 Operating Results

For the three months ended June 30, 2012, total revenues decreased 13%, compared to the three months ended June 30, 2011, due to a decline in print, television and digital advertising revenue and the inclusion in the three months ended June 30, 2011 of revenue associated with the delivery of television companion programming to Hallmark Channel, which concluded in December 2011. In addition, revenue from our books business decreased due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships.

For the three months ended June 30, 2012, our operating costs and expenses before Corporate expenses decreased 13% from the prior-year period since we were no longer incurring television production costs associated with Hallmark Channel companion programming, as well as lower production, distribution and editorial costs in our Publishing segment.

Corporate expenses decreased 3% in the three months ended June 30, 2012 as compared to the prior-year period, primarily due to lower cash compensation and non-cash equity compensation costs related to executive management, partially offset by higher legal fees.

Six months ended June 30, 2012 Operating Results Compared to Six Months ended June 30, 2011 Operating Results

For the six months ended June 30, 2012, total revenues decreased 9%, compared to the six months ended June 30, 2011 due to a decline in print, television and digital advertising revenue and the inclusion in the six months ended June 30, 2012 of revenue associated with the delivery of television companion programming to Hallmark Channel. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships.

For the six months ended June 30, 2012, our operating costs and expenses before Corporate expenses decreased 12% from the prior-year period since we were no longer incurring television production costs associated with Hallmark Channel companion programming, as well as lower production, distribution and editorial costs in our Publishing segment.

Corporate expenses increased slightly in the six months ended June 30, 2012 as compared to the prior-year period, due to higher legal fees, offset by lower cash compensation and lower non-cash equity compensation costs related to executive management.

Liquidity

During the first six months of 2012, our overall cash, cash equivalents and short-term investments increased $6.0 million from December 31, 2011, despite our operating loss, primarily due to the collection of receivables from advertising and television license fees. Cash, cash equivalents and short-term investments were $55.5 million and $49.5 million at June 30, 2012 and December 31, 2011, respectively. We had no borrowings against our current or predecessor lines of credit as of June 30, 2012 or December 31, 2011.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

PUBLISHING SEGMENT

(in thousands)

	Three Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$13,330	$16,591	$(3,261)
Digital advertising	4,255	4,871	(616)
Circulation	11,082	11,250	(168)
Books	15	1,087	(1,072)
Other	124	342	(218)

Total Publishing Segment Revenues	28,806	34,141	(5,335)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(19,775)	(22,241)	2,466
Selling and promotion	(11,819)	(11,584)	(235)
General and administrative	(1,949)	(2,100)	151
Depreciation and amortization	(185)	(131)	(54)
Restructuring charges	(93)	—	(93)

Total Publishing Segment Operating Costs and Expenses	(33,821)	(36,056)	(2,235)

Operating Loss	$(5,015)	$(1,915)	$(3,100)

Publishing segment revenues decreased 16% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Print advertising revenue decreased $3.3 million due primarily to a decrease in advertising pages in the Martha Stewart Living, Whole Living and Everyday Food magazines, along with slightly lower rates for those titles. These decreases were partially offset by the inclusion in the three months ended June 30, 2012 of advertising revenue from a special interest publication titled Real Weddings, with no comparable revenue in the prior-year period, as well as an increase in advertising pages in Martha Stewart Weddings. Digital advertising revenue decreased $0.6 million due to lower overall advertising volume, partially offset by higher rates. Circulation revenue decreased $0.2 million primarily due to lower subscription revenue per copy of Martha Stewart Living. Partially offsetting this decline was the newsstand revenue included in the three months ended June 30, 2012 from the special interest publication, Real Weddings, with no comparable revenue in the prior-year period. Additionally, sales for our first quarter 2012 special interest publication, Organizing, continued during the three months ended June 30, 2012, with no comparable revenue in the prior-year period. Revenue related to our books business decreased $1.1 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books.

Magazine Publication Schedule	Three months ended June 30, 2012	Three months ended June 30, 2011
Martha Stewart Living	Three Issues	Three Issues
Martha Stewart Weddings	One Issue	One Issue
Everyday Food	Three Issues	Three Issues
Whole Living	Three Issues	Three Issues
Special Interest Publications	One Issue	—

Production, distribution and editorial expenses decreased $2.5 million primarily due to a decline in paper, printing and distribution expenses from the lower volume of magazine pages produced and lower prices for paper, printing and distribution. The decrease in production, distribution and editorial expenses also reflected reduced art and editorial compensation costs to support the print and digital magazines, websites and other digital initiatives. Selling and promotion expenses increased $0.2 million primarily due to higher compensation costs related to the reinvestment in our advertising sales and marketing efforts. Additionally, there was a one-time benefit in distribution expenses during the three months ended June 30, 2011, with no comparable benefit during the three months ended June 30, 2012. Partially offsetting these increases were lower subscriber renewal costs and the timing of newsstand marketing costs. General and administrative expenses decreased $0.2 million due to lower compensation costs. Restructuring charges of $0.1 million included employee severance costs.

As described in our 2011 Form 10-K, under Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically Critical Accounting Policies, the fair value of our goodwill within each of the Publishing and Merchandising reporting units exceeded its respective carrying value by more than 15% as of December 31, 2011. The print publishing industry overall and our publishing advertising revenues, in particular, have experienced continued softness, which we are monitoring for a potential impact on the carrying value of the goodwill associated with our Publishing segment. As of June 30, 2012, no impairment charges were deemed necessary and we will continue to monitor and evaluate the carrying value of our goodwill.

BROADCASTING SEGMENT

(in thousands)

	Three Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$2,766	$3,892	$(1,126)
Licensing and other	1,823	3,909	(2,086)

Total Broadcasting Segment Revenues	4,589	7,801	(3,212)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(2,972)	(7,040)	4,068
Selling and promotion	(195)	(530)	335
General and administrative	(252)	(600)	348
Depreciation and amortization	(105)	(113)	8
Restructuring charges	(529)	—	(529)

Total Broadcasting Segment Operating Costs and Expenses	(4,053)	(8,283)	4,230

Operating Income / (Loss)	$536	$(482)	$1,018

Broadcasting segment revenues decreased 41% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Advertising revenue decreased $1.1 million due to lower revenue from television integrations and decreased radio advertising. Effective January 1, 2012, our agreement with Sirius XM provides for all radio advertising on the Martha Stewart Living Radio channel to be sold, and all revenue from such advertising retained, by Sirius XM, except for a portion of the revenue from radio advertising to be sold in the fourth quarter of 2012. During the three months ended June 30, 2011, we recognized $0.2 million of radio advertising revenue. These declines were partially offset by an increase in advertising revenues from season 7 as compared to season 6 of The Martha Stewart Show on Hallmark Channel. Television licensing and other revenue decreased $2.1 million largely due to the inclusion of revenues associated with delivery of television companion programming to Hallmark Channel in the three months ended June 30, 2011, which concluded in December 2011. Licensing revenue was also impacted by the reduced radio fees from our amended agreement with Sirius XM.

Production, distribution and editorial expenses decreased $4.1 since we were no longer incurring television production costs associated with Hallmark Channel companion programming such as were included in the three months ended June 30, 2011. Additionally, television production costs for season 7 of The Martha Stewart Show on Hallmark Channel were lower than television production costs for season 6. Radio production and editorial costs were also lower, as the amount of original radio programming on the Martha Stewart Living Radio channel was lower in the three months ended June 30, 2012 than in the three months ended June 30, 2011. Selling and promotion expenses decreased $0.3 million primarily due to lower compensation costs related to a reduction in the television advertising sales staff. General and administrative expenses decreased $0.3 million due to lower compensation costs from a reduction in headcount. Restructuring charges of $0.5 million primarily included employee severance costs.

MERCHANDISING SEGMENT

(in thousands)

	Three Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$14,489	$12,918	$1,571

Total Merchandising Segment Revenues	14,489	12,918	1,571

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(2,838)	(2,299)	(539)
Selling and promotion	(529)	(915)	386
General and administrative	(849)	(914)	65
Depreciation and amortization	(14)	(8)	(6)
Restructuring charges	(81)	—	(81)

Total Merchandising Segment Operating Costs and Expenses	(4,311)	(4,136)	(175)

Operating Income	$10,178	$8,782	$1,396

Merchandising segment revenues increased 12% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, due to the recognition of design fees from our commercial agreement with J.C. Penney, royalties from our new merchandising relationship with Avery and higher sales of our pets products with Age Group. Partially offsetting these increases was a decline in sales of our soft flooring line of products at The Home Depot.

Production, distribution and editorial expenses increased $0.5 million due to an increase in headcount to support our new merchandising partners. As a result of a decrease in reimbursable services that we provided to our partners for creative services projects, selling and promotion expenses and related other revenue both declined approximately $0.4 million. General and administrative expenses decreased $0.1 million due to lower compensation costs during the three months ended June 30, 2012, compared to the prior-year period. Partially offsetting this decrease was a one-time benefit in non-cash compensation expense during the three months ended June 30, 2011 related to certain executive departures in the Merchandising segment, with no comparable benefit during the three months ended June 30, 2012. Restructuring charges of $0.1 million included employee severance costs.

CORPORATE

(in thousands)

	Three Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(7,796)	$(8,199)	$403
Depreciation and amortization	(714)	(672)	(42)
Restructuring charges	(74)	—	(74)

Total Corporate Operating Costs and Expenses	$(8,584)	$(8,871)	$287

Corporate operating costs and expenses decreased 3% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to lower general and administrative expenses. The lower general and administrative expenses reflected reduced cash compensation and non-cash equity compensation related to executive management, partially offset by higher professional fees, principally legal costs.

OTHER ITEMS

Gain on sale of cost-based investment. Gain on the sale of a cost-based investment was $0.4 million for the three months ended June 30, 2012 with no comparable gain in 2011. The gain was related to our sale of pingg common stock for cash of $0.4 million.

Net Loss. Net loss was $(2.7) million for the three months ended June 30, 2012 compared to net loss of $(2.9) million for the three months ended June 30, 2011, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

PUBLISHING SEGMENT

(in thousands)

	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$27,225	$34,261	$(7,036)
Digital advertising	8,522	9,524	(1,002)
Circulation	22,753	23,094	(341)
Books	793	1,235	(442)
Other	343	703	(360)

Total Publishing Segment Revenues	59,636	68,817	(9,181)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(40,018)	(43,599)	3,581
Selling and promotion	(23,544)	(24,383)	839
General and administrative	(4,038)	(4,250)	212
Depreciation and amortization	(365)	(350)	(15)
Restructuring charges	(93)	—	(93)

Total Publishing Segment Operating Costs and Expenses	(68,058)	(72,582)	4,524

Operating Loss	$(8,422)	$(3,765)	$(4,657)

Publishing revenues decreased 13% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Print advertising revenue decreased $7.0 million due primarily to a decrease in advertising pages in the Martha Stewart Living, Whole Living and Everyday Food magazines, along with slightly lower rates for those titles. These decreases were partially offset by the inclusion in the six months ended June 30, 2012 of advertising revenue from a special interest publication titled Real Weddings, with no comparable revenue in the prior-year period, as well as an increase in advertising pages in Martha Stewart Weddings. Digital advertising revenue decreased $1.0 million due to lower overall advertising volume, partially offset by higher rates. Circulation revenue decreased $0.3 million due to lower subscription revenue per copy of Martha Stewart Living, as well as lower newsstand sales across each of our titles. Partially offsetting these declines was $1.2 million of revenue included in the six months ended June 30, 2012 from the newsstand sales of a special interest publication, Organizing, with no comparable revenue in the prior-year period. In addition, newsstand revenue for the six months ended June 30, 2012 included another special interest publication, Real Weddings, with no comparable revenue in the prior-year period. Revenue related to our books business decreased $0.4 million primarily due to the timing of delivery and acceptance of manuscripts related to our multi-book agreements with Clarkson Potter/Publishers for Martha Stewart books.

Magazine Publication Schedule	First Half 2012	First Half 2011
Martha Stewart Living	Six Issues	Six Issues
Martha Stewart Weddings	Two Issues	Two Issues
Everyday Food	Six Issues	Six Issues
Whole Living	Five Issues	Five Issues
Special Interest Publications	Two Issues	—

Production, distribution and editorial expenses decreased $3.6 million primarily due to a decline in paper, printing and distribution expenses from the lower volume of magazine pages produced. Production, distribution and editorial expenses also decreased due to the delay during the six months ended June 30, 2012 of certain art and editorial story and compensation costs and third-party project expenses to support the print and digital magazines, websites and other digital initiatives. The delayed expenses not incurred as of June 30, 2012 are expected to be incurred in future periods within 2012. These decreases were partially offset by higher paper prices that we experienced during the three months ended March 31, 2012 and costs associated with the Organizing and Real

Weddings special interest publications. Selling and promotion expenses decreased $0.8 million due to lower subscriber renewal costs and the timing of advertising and newsstand marketing costs. Partially offsetting these decreases were higher compensation costs related to the reinvestment in our advertising sales and marketing efforts, as well as a one-time benefit in distribution expenses during the six months ended June 30, 2011, with no comparable benefit during the six months ended June 30, 2012. General and administrative expenses decreased $0.2 million due to lower compensation costs. Restructuring charges of $0.1 million included employee severance costs.

As described in our 2011 Form 10-K, under Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically Critical Accounting Policies, the fair value of our goodwill within each of the Publishing and Merchandising reporting units exceeded its respective carrying value by more than 15% as of December 31, 2011. The print publishing industry overall and our publishing advertising revenues, in particular, have experienced continued softness, which we are monitoring for a potential impact on the carrying value of the goodwill associated with our Publishing segment. As of June 30, 2012, no impairment charges were deemed necessary and we will continue to monitor and evaluate the carrying value of our goodwill.

BROADCASTING SEGMENT

(in thousands)

	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$6,309	$7,726	$(1,417)
Licensing and other	3,648	7,844	(4,196)

Total Broadcasting Segment Revenues	9,957	15,570	(5,613)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(9,091)	(15,643)	6,552
Selling and promotion	(451)	(929)	478
General and administrative	(548)	(1,062)	514
Depreciation and amortization	(218)	(231)	13
Restructuring charges	(529)	—	(529)

Total Broadcasting Segment Operating Costs and Expenses	(10,837)	(17,865)	7,028

Operating Loss	$(880)	$(2,295)	$1,415

Broadcasting segment revenues decreased 36% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Advertising revenue decreased $1.4 million due to lower revenue from television integrations and decreased radio advertising. Effective January 1, 2012, our agreement with Sirius XM provides for all radio advertising on the Martha Stewart Living Radio channel to be sold, and all revenue from such advertising retained, by Sirius XM, except for a portion of the revenue from radio advertising to be sold in the fourth quarter of 2012. During the six months ended June 30, 2011, we recognized $0.4 million of radio advertising revenue. These declines were partially offset by an increase in advertising revenues from season 7 as compared to season 6 of The Martha Stewart Show on Hallmark Channel. Television licensing and other revenue decreased $4.2 million largely due to the inclusion of revenues associated with delivery of television companion programming to Hallmark Channel during the six months ended June 30, 2011 which concluded in December 2011. Licensing revenue was also impacted by the reduced radio fees from our amended agreement with Sirius XM.

Production, distribution and editorial expenses decreased $6.6 million since we were no longer incurring television production costs associated with Hallmark Channel companion programming such as were included in the six months ended June 30, 2011. Additionally, television production costs for season 7 of The Martha Stewart Show on Hallmark Channel were lower than television production costs for season 6. Radio production and editorial costs were also lower as the amount of original radio programming on the Martha Stewart Living Radio channel was lower in the six months ended June 30, 2012 than in the six months ended June 30, 2011. Selling and promotion expenses decreased $0.5 million primarily due to lower compensation costs related to a reduction in the television advertising sales staff. General and administrative expenses decreased $0.5 million due primarily to lower compensation costs from a reduction in headcount. Restructuring charges of $0.5 million primarily included employee severance costs.

MERCHANDISING SEGMENT

(in thousands)

	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$28,122	$23,147	$4,975

Total Merchandising Segment Revenues	28,122	23,147	4,975

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(5,281)	(4,660)	(621)
Selling and promotion	(931)	(2,009)	1,078
General and administrative	(2,184)	(2,446)	262
Depreciation and amortization	(23)	(15)	(8)
Restructuring charges	(81)	—	(81)

Total Merchandising Segment Operating Costs and Expenses	(8,500)	(9,130)	630

Operating Income	$19,622	$14,017	$5,605

Merchandising segment revenues increased 21% for the six months ended June 30, 2012, compared to the six months ended June 30, 2012, due to the recognition of design fees from our commercial agreement with J.C. Penney, royalties from our new merchandising relationship with Avery and higher sales of our pets products with Age Group. Partially offsetting these increases was a decline in sales of our soft flooring line of products at The Home Depot.

Production, distribution and editorial expenses increased $0.6 million due to an increase in headcount to support our new merchandising partners. As a result of a decrease in reimbursable services that we provided to our partners for creative services projects, selling and promotion expenses and related other revenue both declined approximately $1.1 million. General and administrative expenses decreased $0.3 million due to lower compensation costs during the six months ended June 30, 2012, compared to the prior-year period. Partially offsetting this decrease was a one-time benefit in non-cash compensation expense during the six months ended June 30, 2011 related to certain executive departures in the Merchandising segment, with no comparable benefit during the six months ended June 30, 2012. Restructuring charges of $0.1 million included employee severance costs.

CORPORATE

(in thousands)

	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(15,894)	$(15,896)	$2
Depreciation and amortization	(1,419)	(1,324)	(95)
Restructuring charges	(74)	—	(74)

Total Corporate Operating Costs and Expenses	(17,387)	(17,220)	(167)

Operating Loss	$(17,387)	$(17,220)	$(167)

Corporate operating costs and expenses increased 1% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. General and administrative expenses in the aggregate remained flat with higher professional fees, principally legal costs, offset by lower cash compensation and non-cash equity compensation related to executive management.

OTHER ITEMS

Gain on sales of cost-based investments. Gain on sales of cost-based investments was $1.2 million for the six months ended June 30, 2012, with no comparable gain in 2011. The gain was related to our sales of Ziplist and pingg common stock for aggregate cash of $1.2 million

Net Loss. Net loss was $(6.3) million for the six months ended June 30, 2012, compared to net loss of $(10.0) million for the six months ended June 30, 2011, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2012, our overall cash, cash equivalents and short-term investments increased $6.0 million from December 31, 2011, despite our operating loss. The increase was primarily due to the collection of receivables from advertising and television license fees. Cash, cash equivalents and short-term investments were $55.5 million and $49.5 million at June 30, 2012 and December 31, 2011, respectively.

During February 2012, we increased our line of credit with Bank of America to $25.0 million, incorporating a previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our increased line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Our cash inflows from operating activities are generated by our business segments from revenues, as described previously, which include cash from advertising and magazine customers and licensing partners. Operating cash outflows generally include employee and related costs, the physical costs associated with producing magazines, the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties, the production costs incurred for our television programming and the costs of facilities.

Cash provided by operating activities was $6.1 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, cash from operating activities increased, despite our operating loss, as discussed earlier, due to the collection of receivables from advertising and television license fees recorded in 2011, as well as a decrease in the amount of paper inventory. Cash provided by operating activities was partially offset by cash used to pay fees associated with the syndicated distribution of seasons 4 and 5 of The Martha Stewart Show, as well as certain payroll and related liabilities, including severance payments, that were expensed in 2011. In addition, cash was used for television production costs that have been deferred and are expected to be expensed in future periods.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short- and long-term investments and additions to property, plant and equipment.

Cash used in investing activities was $(24.5) million and $(2.8) million for the six months ended June 30, 2012 and 2011, respectively. During the six months of 2012, cash used in investing activities was predominantly for amounts used to purchase short-term corporate obligations and international securities, as well as for capital improvements to our information technology infrastructure. Partially offsetting the cash used in investing activities were the proceeds from the sales of short-term investments and from the sales of Ziplist and pingg common stock for an aggregate of $1.2 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $0.1 million for the six months ended June 30, 2012 representing proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash used in financing activities was $(2.8) million for the six months ended June 30, 2011, which included principal repayments on outstanding debt. In December 2011, we completely repaid all of our bank indebtedness.

Debt

During February 2012, we increased our line of credit with Bank of America to $25.0 million, incorporating the previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require us to be in compliance with certain financial and other covenants, with which we were compliant as of June 30, 2012.

The loan agreement expires February 14, 2013 at which time any outstanding amounts borrowed under the agreement are then due and payable. We had no outstanding borrowings under this line of credit or its predecessor as of June 30, 2012 or December 31, 2011, but had outstanding letters of credit of $2.6 million on both dates.

Seasonality and Quarterly Fluctuations

Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but can vary significantly throughout the term. Advertising revenue from our Broadcasting segment is highly dependent on ratings which fluctuate throughout the television season following general viewer trends. Ratings tend to be highest during the fourth quarter and lowest in the summer months. Certain revenues and costs in our television business also fluctuate based on production and delivery schedules. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to product discontinuation, new product launches and the seasonality and performance of certain product lines.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements. As described in the 2011 Form 10-K, we could have indemnification obligations with respect to our officers and directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of June 30, 2012, net unrealized gains and losses on these investments were not material. For the three months ended June 30, 2012, we recorded approximately $0.3 million in interest income, compared to $0.1 million in the prior year. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the second quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 15, 2012, we settled the class action lawsuit, titled Hutt v. Martha Stewart Living Omnimedia, Inc. et al. Under the terms of the settlement, we supplemented the disclosures made in the proxy statement for our 2012 annual meeting of stockholders and provided limited confirmatory discovery to the plaintiff. In addition, we have agreed to pay the plaintiff’s reasonable attorneys’ fees, the amount of which has not been determined and is subject to Court approval.

On January 23, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together, the “Macy’s plaintiffs”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, titled Macy’s, Inc. and Macy’s Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. as more fully described in the 2011 Form 10-K. On April 20, 2012, the Macy’s plaintiffs filed an amended motion for a preliminary injunction. On July 13, 2012, the Court held oral argument on such motion and decided to grant a limited preliminary injunction in favor of the Macy’s plaintiffs. On July 31, 2012, the Court entered an order that enjoins us, our agents, servants, employees and all other persons acting under our jurisdiction, supervision and/or direction from performing under our agreement with J. C. Penny Corporation, Inc. as it relates to the manufacture, marketing, distribution, or sale of any Martha Stewart-branded products in categories that are denominated as “Exclusive Product Categories” in the agreement between us and Macy’s Merchandising Group, Inc. We continue to believe that we have meritorious defenses to the claims made by the Macy’s plaintiffs and that we have meritorious counter-claims. We are evaluating whether to appeal the Court’s decision and intend to vigorously defend our position in such litigation.

We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings, individually or in the aggregate, is deemed material.

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

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 2, 2012

/s/ Kenneth P. West

Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.