Form 10-Q
period 2012-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2012-11-05
CIK 1091801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(212) 827-8000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Class	Outstanding as of October 31, 2012
Class A, $0.01 par value	41,087,559
Class B, $0.01 par value	25,984,625

Total	67,072,184

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,414	$38,453
Short-term investments	34,211	11,051
Accounts receivable, net	30,244	48,237
Paper inventory	4,035	7,225
Deferred television production costs	934	—
Other current assets	5,495	4,858

Total current assets	92,333	109,824
PROPERTY, PLANT AND EQUIPMENT, net	11,498	13,396
GOODWILL, net	850	45,107
OTHER INTANGIBLE ASSETS, net	45,206	45,215
OTHER NONCURRENT ASSETS, net	2,309	2,578

Total assets	$152,196	$216,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,430	$23,728
Accrued payroll and related costs	4,715	7,008
Current portion of deferred subscription revenue	12,614	16,018
Current portion of other deferred revenue	7,652	5,147

Total current liabilities	43,411	51,901

DEFERRED SUBSCRIPTION REVENUE	3,776	3,975
OTHER DEFERRED REVENUE	403	2,333
DEFERRED INCOME TAX LIABILITY	6,806	5,874
OTHER NONCURRENT LIABILITIES	4,164	4,090

Total liabilities	58,560	68,173

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2012 and 2011	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized: 41,136,646 and 40,893,964 shares issued and outstanding in 2012 and 2011, respectively	411	409
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized: 25,984,625 shares issued and outstanding in 2012 and 2011	260	260
Capital in excess of par value	339,765	336,661
Accumulated deficit	(245,639)	(188,442)
Accumulated other comprehensive loss	(386)	(166)

	94,411	148,722
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)

Total shareholders’ equity	93,636	147,947

Total liabilities and shareholders’ equity	$152,196	$216,120

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Publishing	$27,572	$33,242	$87,208	$102,059
Broadcasting	2,744	6,626	12,701	22,195
Merchandising	13,233	12,336	41,355	35,484

Total revenues	43,549	52,204	141,264	159,738

OPERATING COSTS AND EXPENSES
Production, distribution and editorial	24,487	30,044	78,877	93,948
Selling and promotion	13,028	15,073	37,954	42,394
General and administrative	10,972	11,562	33,636	35,214
Depreciation and amortization	1,003	1,027	3,028	2,947
Restructuring charges	491	3,792	1,268	3,792
Goodwill impairment	44,257	—	44,257	—

Total operating costs and expenses	94,238	61,498	199,020	178,295

OPERATING LOSS	(50,689)	(9,294)	(57,756)	(18,557)

OTHER INCOME / (EXPENSE)
Interest income / (expense), net	221	61	693	(65)
(Loss) / income on equity securities	—	(190)	—	15
Gain on sales of cost-based investments	—	—	1,165	—
Other-than-temporary loss on cost-based investment	—	—	(88)	—

Total other income / (expense)	221	(129)	1,770	(50)

LOSS BEFORE INCOME TAXES	(50,468)	(9,423)	(55,986)	(18,607)

Income tax provision	(410)	(278)	(1,209)	(1,109)

NET LOSS	$(50,878)	$(9,701)	$(57,195)	$(19,716)

LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.76)	$(0.18)	$(0.85)	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,271,211	54,989,823	67,198,281	54,824,752

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(50,878)	$(9,701)	$(57,195)	$(19,716)
Other comprehensive loss:
Unrealized loss on securities	(34)	(97)	(220)	(92)

Other comprehensive loss	(34)	(97)	(220)	(92)

Total comprehensive loss	$(50,912)	$(9,798)	$(57,415)	$(19,808)

The accompanying notes are an integral part of these consolidated financial statements

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2012

(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at January 1, 2012	40,894	$409	25,985	$260	$336,661	$(188,442)	$(166)	(59)	$(775)	$147,947
Net loss	—	—	—	—	—	(57,195)	—	—	—	(57,195)
Other comprehensive loss	—	—	—	—	—	—	(220)	—	—	(220)
Issuance of shares of stock in conjunction with stock option exercises	78	1	—	—	152	—	—	—	—	153
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	165	1	—	—	(159)	—	—	—	—	(158)
Common stock dividends	—	—	—	—	—	(2)	—	—	—	(2)
Non-cash equity compensation	—	—	—	—	3,111	—	—	—	—	3,111

Balance at September 30, 2012	41,137	$411	25,985	$260	$339,765	$(245,639)	$(386)	(59)	$(775)	$93,636

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,195)	$(19,716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(405)	(788)
Depreciation and amortization	3,028	2,947
Amortization of deferred television production costs	6,870	16,727
Goodwill impairment	44,257	—
Non-cash equity compensation	3,118	4,181
Deferred income tax expense	932	1,009
Income on equity securities	—	(15)
Gain on sales of cost-based investments	(1,165)	—
Other-than-temporary loss on cost-based investment	88	—
Other non-cash charges, net	130	357
Changes in operating assets and liabilities
Accounts receivable, net	17,993	13,615
Paper inventory	3,190	(3,209)
Deferred television production costs	(7,804)	(16,969)
Accounts payable and accrued liabilities and other	(5,202)	(1,526)
Accrued payroll and related costs	(2,293)	1,376
Deferred subscription revenue	(3,603)	(5,426)
Deferred revenue	980	4,237
Other changes	(462)	483

Total changes in operating assets and liabilities	2,799	(7,419)

Net cash provided by / (used in) operating activities	2,457	(2,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,217)	(2,405)
Purchases of short-term investments	(36,182)	(5,680)
Sales of short-term investments	12,587	5,002
Proceeds from the sales of cost-based investments	1,165	—

Net cash used in investing activities	(23,647)	(3,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(3,000)
Proceeds received from stock option exercises	153	585
Dividends paid	(2)	—

Net cash provided by / (used in) financing activities	151	(2,415)

Net decrease in cash	(21,039)	(8,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,453	23,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,414	$14,989

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$3,818	$—	$3,818
Corporate obligations	—	20,382	—	20,382
Other fixed income securities	—	758	—	758
International securities	$—	9,253	$—	9,253

Total	$—	$34,211	$—	$34,211

	December 31, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$3,858	$—	$3,858
Corporate obligations	—	5,122	—	5,122
Other fixed income securities	—	545	—	545
International securities	$—	1,526	$—	1,526

Total	$—	$11,051	$—	$11,051

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

4. Goodwill

The components of goodwill as of September 30, 2012 and December 31, 2011 are set forth in the schedule below, and were reported within the Publishing and Merchandising segments:

(in thousands)	December 31, 2011	Impairment Charge	September 30, 2012
Publishing	$44,257	$(44,257)	$—
Merchandising	850	—	850

Total	$45,107	$(44,257)	$850

The Company reviews goodwill for impairment by applying a fair-value based test annually on October 1st, or more frequently if events or changes in circumstances warrant, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill using a discounted cash flow (“DCF”) valuation method. Future cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit’s goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

For the Company’s annual test of the Publishing reporting unit’s goodwill as of October 1, 2011, the DCF analysis was based on the 2012 operating budgets (“Budget”) and estimated long-term growth projections. The Company’s Publishing segment performance for the six months ended June 30, 2012 was in line with its Budget. In July 2012, the Company’s near-term advertising revenue projections indicated that revenues would be below the Budget for the three months ending September 30, 2012. At that time, visibility into the three months ending December 31, 2012 was limited; however, the early indications showed projections that were consistent with the Budget for that period. As the result of the near-term advertising revenue shortfall, as well as continued softness in the print publishing industry overall, the Company evaluated the carrying value of the goodwill associated with its Publishing segment in connection with the preparation of its financial statements as of and for the three and six months ended June 30, 2012. The Company calculated the fair value of the Publishing reporting unit using the July 2012 projections, inclusive of lowered expectations for the three months ended September 30, 2012. The fair value of the Publishing reporting unit was higher than its carrying value. Therefore, as of June 30, 2012, no impairment charge was deemed necessary.

In September 2012, the Company gained visibility into the three months ending December 31, 2012, which indicated a further shortfall in Publishing segment advertising revenues as compared to the Budget. Accordingly, the Company performed another interim review of goodwill for impairment as of September 30, 2012.

The Company calculated the fair value of the Publishing reporting unit using a DCF analysis based upon the updated September 2012 projections, inclusive of lowered expectations for the three months ending December 31, 2012 and lowered future growth assumptions. The result of the step one impairment test as of September 30, 2012 was a fair value of the Publishing reporting unit that was less than its carrying value. Therefore, the Company performed the second step of the goodwill impairment test in which the implied fair value of the Publishing reporting unit’s goodwill was compared to the carrying value of its goodwill. The implied fair value of the Publishing reporting unit’s goodwill was determined based on the difference between the fair value of the Publishing reporting unit and the net fair value of its identifiable assets and liabilities, including tangible assets and deferred subscription liabilities. The Publishing reporting unit’s identifiable assets also include intangible assets such as trade names and advertiser and subscriber relationships, which have material value, but, in accordance with GAAP, have no recorded value. The valuation of these assets and liabilities was based on assumptions including discount rates, royalty rates and growth rates, among others. As a result of performing this goodwill impairment test as of September 30, 2012, the Company determined that the implied fair value of the Publishing reporting unit’s goodwill was zero. Therefore, the Company recorded a non-cash goodwill impairment charge of $44.3 million for the three-month period ended September 30, 2012.

There were no indicators of impairment for the goodwill associated with the Merchandising segment as of September 30, 2012.

5. Credit Facilities

During February 2012, the Company increased its line of credit with Bank of America to $25.0 million, incorporating the previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require the Company to be in compliance with certain financial and other covenants, with which the Company was compliant as of September 30, 2012.

The loan agreement expires February 14, 2013, at which time any outstanding amounts borrowed under the agreement are then due and payable. The Company had no outstanding borrowings under this line of credit or its predecessor line of credit as of September 30, 2012 or December 31, 2011, but had outstanding letters of credit of $1.6 million and $2.6 million, respectively.

6. Other Income

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

7. Income taxes

The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $5.7 million to its valuation allowance in the nine months ended September 30, 2012, resulting in a cumulative balance of $89.5 million as of September 30, 2012. In addition, the Company has recorded $1.2 million of tax expense during the nine months ended September 30, 2012 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $6.8 million at September 30, 2012. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized.

ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2012, the Company had a liability for uncertain tax positions balance of $0.08 million, of which $0.06 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million represented interest. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.

8. Other Information

Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, restructuring charges and goodwill impairment, which are shown separately within “Operating Costs and Expenses.”

Certain prior year financial information has been reclassified to conform to the 2012 financial statement presentation. Specifically, for the three and nine month periods ended September 30, 2011, approximately $0.7 million and $2.9 million, respectively, of certain facilities costs related to the Company’s television production studio have been reclassified from general and administrative costs to production, distribution and editorial costs on the consolidated statements of operations.

9. Industry Segments

The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Broadcasting and Merchandising.

The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, www.marthastewart.com. The Broadcasting segment primarily has consisted of the Company’s television production operations and its satellite radio operations. The Merchandising segment consists of the Company’s operations related to the design of merchandise and related promotional and packaging materials that are licensed to and distributed by its retail and manufacturing partners.

The accounting policies for the Company’s business segments are discussed in further detail in the 2011 Form 10-K.

Segment information for the quarters ended September 30, 2012 and 2011 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2012
Revenues	$27,572	$2,744	$13,233	—	$43,549
Non–cash equity compensation	(169)	(11)	(75)	(702)	(957)
Depreciation and amortization	(187)	(87)	(14)	(715)	(1,003)
Restructuring charges	(491)	—	—	—	(491)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating income/(loss)	(51,264)	281	8,525	(8,231)	$(50,689)

2011
Revenues	$33,242	$6,626	$12,336	—	$52,204
Non–cash equity compensation	(273)	(35)	(201)	(1,623)	(2,132)
Depreciation and amortization	(194)	(128)	(8)	(697)	(1,027)
Restructuring charges	(350)	(354)	—	(3,088)	(3,792)
Operating income/(loss)	(3,585)	(1,320)	7,179	(11,568)	(9,294)

Segment information for the nine months and as of September 30, 2012 and 2011 is as follows:

(in thousands)	Publishing	Broadcasting	Merchandising	Corporate	Consolidated
2012
Revenues	$87,208	12,701	41,355	—	$141,264
Non–cash equity compensation	(484)	(42)	(378)	(2,197)	(3,101)
Depreciation and amortization	(552)	(305)	(37)	(2,134)	(3,028)
Restructuring charges	(584)	(529)	(81)	(74)	(1,268)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating income/(loss)	(59,686)	(599)	28,147	(25,618)	(57,756)
Total assets	24,538	20,740	80,833	26,085	152,196

2011
Revenues	$102,059	$22,195	$35,484	$—	$159,738
Non–cash equity compensation	(600)	(61)	(211)	(3,674)	(4,546)
Depreciation and amortization	(543)	(359)	(24)	(2,021)	(2,947)
Restructuring charges	(350)	(354)	—	(3,088)	(3,792)
Operating income/(loss)	(7,349)	(3,616)	21,196	(28,788)	(18,557)
Total assets	90,013	31,004	78,667	3,782	203,466

10. Related Party Transactions

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

11. Legal Matters

On January 23, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together, the “Macy’s plaintiffs”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, titled Macy’s, Inc. and Macy’s Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. as more fully described in the 2011 Form 10-K. On April 20, 2012, the Macy’s plaintiffs filed an amended motion for a preliminary injunction. On July 13, 2012, the Court held oral argument on such motion and decided to grant a limited preliminary injunction in favor of the Macy’s plaintiffs. On July 31, 2012, the Court entered an order that enjoins the Company, its agents, servants, employees and all other persons acting under the jurisdiction, supervision and/or direction of the Company from performing under the Company’s agreement with J. C. Penney Corporation, Inc. as it relates to the manufacture, marketing, distribution, or sale of any Martha Stewart-branded products in categories that are denominated as “Exclusive Product Categories” in the agreement between the Company and Macy’s Merchandising Group, Inc. If the preliminary injunction becomes permanent, some of the future benefits the Company anticipates receiving from its relationship with J. C. Penney Corporation, Inc. could be reduced. The Company continues to believe that it has meritorious defenses to the claims made by the Macy’s plaintiffs and that it has meritorious counter-claims and intends to vigorously defend its position in such litigation.

The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings, individually or in the aggregate, is deemed material.

12. Subsequent Events

On November 1, 2012, the Company announced a strategic plan that included significant changes to the Company’s magazine operations. The Company plans to transition its Everyday Food publication from a stand-alone magazine to a periodic supplement in Martha Stewart Living. In addition, the Company announced it is entering into discussions regarding the potential sale of Whole Living. As a result, the Company expects that its workforce will be reduced by approximately 70 employees by December 31, 2012. In connection with this workforce reduction, the Company expects to incur additional restructuring charges of up to $2 million for the three months ending December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Unless otherwise noted, “we,” “us,” “our” or the “Company” refers to Martha Stewart Living Omnimedia, Inc. and its subsidiaries.

Except for historical information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following, among others:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	loss of the services of other key personnel;

•	failure to realize the anticipated benefits from transitioning certain of our media brands from print publication to digital distribution;

•	inability to successfully capitalize on digital, mobile and video initiatives;

•	softening of or increased competition in the domestic advertising market;

•

failure by the economy to sustain any meaningful recovery, including particularly the housing market, and other developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	inability to expand merchandising and licensing programs or the loss or failure of existing programs, including as a result of litigation or disputes with Merchandising segment partners;

•	inability to maintain or grow our online presence;

•	failure in acquiring or developing new brands or realizing the benefits of acquisition;

•	failure to successfully implement our cost savings initiatives;

•	failure to protect our intellectual property;

•	changes in media consumption behavior;

•	increases in paper, postage, freight or printing costs;

•	weakening in circulation;

•	operational or financial problems at any of our business partners;

•	our inability to successfully and profitably develop or introduce new products;

•	failure to predict, respond to and influence trends in consumer taste and/or shifts in business strategies; and

•	changes in government regulations affecting the Company’s industries.

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

EXECUTIVE SUMMARY

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality, licensed products that we design. We are organized into three business segments: Publishing and Broadcasting representing our media platforms; and Merchandising. Summarized below are our operating results for the three and nine months ended September 30, 2012 and 2011.

(in thousands)	Three Months Ended Sept 30, 2012	Three Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2012	Nine Months Ended Sept 30, 2011
Total Revenues	$43,549	$52,204	$141,264	$159,738
Total Operating Costs and Expenses	(94,238)*	(61,498)	(199,020)*	(178,295)

Total Operating Loss	$(50,689)	$(9,294)	$(57,756)	$(18,557)

*	Publishing segment operating costs and expenses included a non-cash goodwill impairment charge of $44.3 million.

We generate revenue from various sources such as advertising customers and licensing partners. Publishing is our largest business segment, accounting for 62% of our total revenues for the nine months ended September 30, 2012. The primary source of Publishing segment revenue is advertising from our magazines, which currently includes Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. Magazine subscriptions, advertising revenue generated from our digital properties, primarily from marthastewart.com, and newsstand sales, along with royalties from our book business, account for most of the balance of Publishing segment revenue. Broadcasting segment revenue for the nine months ended September 30, 2012 was derived primarily from television advertising and license fees from our agreement with the Hallmark Channel, as well as satellite radio license fees from our agreement with Sirius XM Radio. Our agreement with the Hallmark Channel to televise The Martha Stewart Show concluded with the completion of season 7 in September 2012. While the Hallmark Channel retains certain rights to some of our programming other than The Martha Stewart Show (“companion programming”) through September 2013, we completed the delivery of all of our companion programming to the Hallmark Channel by December 31, 2011 and therefore will not recognize any additional revenues from this source. Between early May 2012 and June 30, 2012, we produced two seasons of a new weekly series, Martha Stewart’s Cooking School. The show debuted on PBS in October and was produced in our studio prior to the end of our studio lease on June 30, 2012. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our Martha Stewart Living program at The Home Depot and our Martha Stewart Collection at Macy’s. Pursuant to our commercial agreement with J.C. Penney, we began to provide product design services in January 2012 for which we earn a fee. Our manufacturing partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples), Wilton Properties Inc. for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at Petsmart), as well as with a variety of manufacturing partnerships to produce products under the Emeril brand.

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

In 2012, we announced significant restructurings first of our Broadcasting business and more recently of our Publishing business. Specifically on November 1, 2012, we announced that we will transition our Everyday Food publication from a stand-alone magazine to a periodic supplement in Martha Stewart Living. In addition, we announced we are entering into discussions regarding the potential sale of Whole Living. As a results, we expect that our workforce will be reduced by approximately 70 employees by December 31, 2012. In connection with this workforce reduction, we expect to incur additional restructuring charges of up to $2 million for the three months ending December 31, 2012. We expect approximately $45 million to $47 million in annual cost savings from these Broadcasting and Publishing segment restructurings.

Our results for the three months ended September 30, 2012 include a non-cash goodwill impairment charge of $44.3 million as a result of the Publishing segment experiencing slower than anticipated growth in advertising.

Detailed segment operating results for the three months and nine months ended September 30, 2012 and 2011 are summarized below:

(in thousands)	Three Months Ended Sept 30, 2012	Three Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2012	Nine Months Ended Sept 30, 2011
Segment Revenues:

Publishing	$27,572	$33,242	$87,208	$102,059
Broadcasting	2,744	6,626	12,701	22,195
Merchandising	13,233	12,336	41,355	35,484

TOTAL REVENUES	$43,549	$52,204	$141,264	$159,738

Segment Operating Costs and Expenses:

Publishing *	$(78,836)	$(36,827)	$(146,894)	$(109,408)
Broadcasting	(2,463)	(7,946)	(13,300)	(25,811)
Merchandising	(4,708)	(5,157)	(13,208)	(14,288)

TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	$(86,007)	$(49,930)	$(173,402)	$(149,507)

Operating Income / (Loss):

Publishing	$(51,264)	$(3,585)	$(59,686)	$(7,349)
Broadcasting	281	(1,320)	(599)	(3,616)
Merchandising	8,525	7,179	28,147	21,196

Total Segment Operating Income / (Loss) Before Corporate Expenses	$(42,458)	$2,274	$(32,138)	$10,231

Corporate Expenses **	(8,231)	(11,568)	(25,618)	(28,788)

TOTAL OPERATING LOSS	$(50,689)	$(9,294)	$(57,756)	$(18,557)

*	Publishing segment operating costs and expenses for the three and nine months ended September 30, 2012 included a non-cash goodwill impairment charge of $44.3 million.
**	Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive, finance, legal, human resources, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance.

Three months ended September 30, 2012 Operating Results Compared to Three Months ended September 30, 2011 Operating Results

For the three months ended September 30, 2012, total revenues decreased 17%, compared to the three months ended September 30, 2011, due to a decline in print, television and digital advertising revenue and the inclusion in the three months ended September 30, 2011 of revenue associated with the delivery of certain television companion programming to the Hallmark Channel, which delivery concluded in December 2011. In addition, our circulation revenue declined due to lower newsstand revenue. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships.

For the three months ended September 30, 2012, our operating costs and expenses before Corporate expenses included a non-cash goodwill impairment charge of $44.3 million in our Publishing segment as a result of the Publishing segment experiencing slower than anticipated growth in advertising. Excluding the impairment charge, our operating costs and expenses before Corporate expenses decreased $8.2 million or 16% from the prior-year period largely because we were no longer incurring television production costs associated with the Hallmark Channel companion programming. In addition, production, distribution and editorial costs in our Publishing segment were lower during the three months ended September 30, 2012 as compared to the prior-year period.

Corporate expenses decreased 29% in the three months ended September 30, 2012 as compared to the prior-year period, primarily due to the inclusion in Corporate of $3.1 million of restructuring charges during the three months ended September 30, 2011. In addition, Corporate expenses decreased due to lower cash compensation and non-cash equity compensation costs related to executive management, partially offset by higher legal fees.

Nine months ended September 30, 2012 Operating Results Compared to Nine Months ended September 30, 2011 Operating Results

For the nine months ended September 30, 2012, total revenues decreased 12%, compared to the nine months ended September 30, 2011 due to a decline in print, television and digital advertising revenue and the inclusion in the nine months ended September 30, 2012 of revenue associated with the delivery of certain television companion programming to the Hallmark Channel. In addition, our circulation revenue declined due to lower subscription and newsstand revenues. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships.

For the nine months ended September 30, 2012, our operating costs and expenses before Corporate expenses included a non-cash goodwill impairment charge of $44.3 million in our Publishing segment. Excluding the impairment charge, our operating costs and expenses before Corporate expenses decreased $20.4 million or 14% from the prior-year period since we were no longer incurring television production costs associated with the Hallmark Channel companion programming, as well as lower production, distribution and editorial costs in our Publishing segment.

Corporate expenses decreased 11% in the nine months ended September 30, 2012 as compared to the prior-year period, primarily due to the inclusion in Corporate of $3.1 million of restructuring charges during the nine months ended September 30, 2011, compared to only $0.1 million of restructuring charges in the current-year period. In addition, Corporate expenses decreased due to lower cash compensation and non-cash equity compensation costs related to executive management, partially offset by higher legal fees.

Liquidity

During the first nine months of 2012, our overall cash, cash equivalents and short-term investments increased $2.1 million from December 31, 2011, despite our operating loss, primarily due to the collection of receivables from advertising and television license fees. Cash, cash equivalents and short-term investments were $51.6 million and $49.5 million at September 30, 2012 and December 31, 2011, respectively. We had no borrowings against our current or predecessor lines of credit as of September 30, 2012 or December 31, 2011.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

PUBLISHING SEGMENT

	Three Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$13,287	$16,206	$(2,919)
Digital advertising	3,711	5,004	(1,293)
Circulation	10,068	11,555	(1,487)
Books	222	54	168
Other	284	423	(139)

Total Publishing Segment Revenues	27,572	33,242	(5,670)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(19,320)	(21,043)	1,723
Selling and promotion	(12,469)	(13,206)	737
General and administrative	(2,112)	(2,034)	(78)
Depreciation and amortization	(187)	(194)	7
Restructuring charges	(491)	(350)	(141)
Goodwill impairment	(44,257)	—	(44,257)

Total Publishing Segment Operating Costs and Expenses	(78,836)	(36,827)	(42,009)

Operating Loss	$(51,264)	$(3,585)	$(47,679)

Publishing segment revenues decreased 17% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Print advertising revenue decreased $2.9 million due to fewer advertising pages in Martha Stewart Living, along with slightly lower rates. The decline in Martha Stewart Living advertising revenue was partially offset by an increase in advertising pages in each of Martha Stewart Weddings, Whole Living and Everyday Food. Digital advertising revenue decreased $1.3 million due to fewer advertising units sold, partially offset by higher rates. Circulation revenue decreased $1.5 million primarily due to lower newsstand unit sales across all titles and the inclusion of newsstand revenue of a special issue of Everyday Food for the three months ended September 30, 2011, with no comparable issue in the current-year period. Circulation revenue for the three months ended September 30, 2012 was also impacted by lower subscription revenue per copy of Martha Stewart Living.

Production, distribution and editorial expenses decreased $1.7 million primarily due to a decline in paper, printing and distribution expenses from fewer magazine pages produced in Martha Stewart Living and one fewer special interest publication produced during the three months ended September 30, 2012 as compared to the prior-year period. Additionally, production, distribution and editorial expenses decreased due to lower prices for paper, printing and distribution. Selling and promotion expenses decreased $0.7 million predominantly due to lower subscriber acquisition and renewal costs, as well as lower newsstand marketing costs. Partially offsetting these decreases were higher compensation costs related to the investment in our advertising sales and marketing efforts. Restructuring charges for the three months ended September 30, 2012 represented employee severance costs as compared to the restructuring charges for the three months ended September 30, 2011, which included certain consulting costs. For the three months ending December 31, 2012, we expect to incur additional restructuring charges of up to $2 million as the result of the workforce reduction announced on November 1, 2012 related to the changes in our magazine operations. During the three months ended September 30, 2012, we performed an interim review of goodwill for impairment and determined that the goodwill associated with the Publishing segment was impaired as of September 30, 2012. The non-cash goodwill impairment charge of $44.3 million was the result of the Publishing segment experiencing slower than anticipated growth in advertising. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, specifically “Note 4, Goodwill.”

BROADCASTING SEGMENT

	Three Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$943	$2,228	$(1,285)
Licensing and other	1,801	4,398	(2,597)

Total Broadcasting Segment Revenues	2,744	6,626	(3,882)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(2,067)	(6,612)	4,545
Selling and promotion	(67)	(311)	244
General and administrative	(242)	(541)	299
Depreciation and amortization	(87)	(128)	41
Restructuring charges	—	(354)	354

Total Broadcasting Segment Operating Costs and Expenses	(2,463)	(7,946)	5,483

Operating Income / (Loss)	$281	$(1,320)	$1,601

Broadcasting segment revenues decreased 59% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. For the three months ended September 30, 2012, The Martha Stewart Show aired over 11 weeks as compared to 13 weeks for the prior-year period. This reduction in advertising inventory was the primary factor for the decrease in advertising revenue of $1.3 million. In addition, advertising revenue was impacted by lower rates and fewer television integrations in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Television licensing and other revenue decreased $2.6 million largely due to the inclusion of revenues associated with delivery of certain television companion programming to the Hallmark Channel in the three months ended September 30, 2011, which delivery concluded in December 2011. Licensing revenue was also impacted by the reduced radio fees from our amended agreement with Sirius XM.

Production, distribution and editorial expenses decreased $4.5 million since we were no longer incurring television production costs associated with the Hallmark Channel companion programming such as were included in the three months ended September 30, 2011. Additionally, television production costs for season 7 of The Martha Stewart Show on the Hallmark Channel were lower than television production costs for season 6, including the ongoing savings from vacating our television studio facilities on June 30, 2012. Radio production and editorial costs were also lower, as the amount of original radio programming on the Martha Stewart Living Radio channel was lower in the three months ended September 30, 2012 than in the three months ended September 30, 2011. Selling and promotion expenses decreased $0.2 million primarily due to lower compensation costs related to a reduction in the television advertising sales staff. General and administrative expenses decreased $0.3 million due to lower compensation costs from a reduction in headcount. The restructuring charges in the three months ended September 30, 2011 of $0.4 million included employee severance as well as certain other non-recurring costs.

MERCHANDISING SEGMENT

	Three Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$13,233	$12,336	$897

Total Merchandising Segment Revenues	13,233	12,336	897

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(3,100)	(2,389)	(711)
Selling and promotion	(492)	(1,556)	1,064
General and administrative	(1,102)	(1,204)	102
Depreciation and amortization	(14)	(8)	(6)

Total Merchandising Segment Operating Costs and Expenses	(4,708)	(5,157)	449

Operating Income	$8,525	$7,179	$1,346

Merchandising segment revenues increased 7% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to the recognition of design fees from our commercial agreement with J.C. Penney and royalties from our new merchandising relationship with Avery. Partially offsetting these increases was a decline in sales of our soft flooring line of products at The Home Depot.

Production, distribution and editorial expenses increased $0.7 million due to an increase in headcount to support our new merchandising partners. Selling and promotion expenses and related other revenue both declined approximately $1.1 million as a result of a decrease in reimbursable services that we provided to our partners for creative services projects.

CORPORATE

	Three Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(7,516)	$(7,783)	$267
Depreciation and amortization	(715)	(697)	(18)
Restructuring charges	—	(3,088)	3,088

Total Corporate Operating Costs and Expenses	$(8,231)	(11,568)	$3,337

Corporate operating costs and expenses decreased 29% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. General and administrative expenses decreased $0.3 million predominantly due to reduced compensation expense and non-cash equity compensation related to executive management, partially offset by higher professional fees, principally legal costs. Restructuring charges for the three months ended September 30, 2011 of $3.1 million included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Also included in the $3.1 million restructuring charge is an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.

OTHER ITEMS

Net Loss. Net loss was $(50.9) million for the three months ended September 30, 2012 compared to net loss of $(9.7) million for the three months ended September 30, 2011, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

PUBLISHING SEGMENT

	Nine Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$40,512	$50,466	$(9,954)
Digital advertising	12,234	14,528	(2,294)
Circulation	32,820	34,650	(1,830)
Books	1,015	1,288	(273)
Other	627	1,127	(500)

Total Publishing Segment Revenues	87,208	102,059	(14,851)

Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(59,338)	(64,643)	5,305
Selling and promotion	(36,013)	(37,589)	1,576
General and administrative	(6,150)	(6,283)	133
Depreciation and amortization	(552)	(543)	(9)
Restructuring charges	(584)	(350)	(234)
Goodwill impairment	(44,257)	—	(44,257)

Total Publishing Segment Operating Costs and Expenses	(146,894)	(109,408)	(37,486)

Operating Loss	$(59,686)	$(7,349)	$(52,337)

Publishing revenues decreased 15% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Print advertising revenue decreased $10.0 million due primarily to a decrease in advertising pages in the Martha Stewart Living, Whole Living and Everyday Food magazines, along with slightly lower rates. These decreases were partially offset by the inclusion in the nine months ended September 30, 2012 of advertising revenue from a special interest publication titled Real Weddings, with no comparable revenue in the prior-year period, as well as an increase in advertising pages in Martha Stewart Weddings. Digital advertising revenue decreased $2.3 million due to fewer advertising units sold, partially offset by higher rates. Circulation revenue decreased $1.8 million due to lower subscription revenue per copy of Martha Stewart Living, as well as lower newsstand sales across each of our titles. Partially offsetting these declines was the increase in frequency of special interest publications, which included the newsstand sales of Organizing, Real Weddings and Halloween Handbook in the nine months ended September 30, 2012 as compared to newsstand sales of an Everyday Food special interest publication and Halloween Handbook in the nine months ended September 30, 2011.

Production, distribution and editorial expenses decreased $5.3 million primarily due to a decline in paper, printing and distribution expenses from fewer magazine pages produced in Martha Stewart Living. The decrease in production, distribution and editorial expenses also reflected reduced art and editorial compensation costs to support the print and digital magazines, websites and other digital initiatives. These decreases were partially offset by slightly higher paper prices that we experienced during the three months ended March 31, 2012 and costs associated with the Organizing and Real Weddings special interest publications. Selling and promotion expenses decreased $1.6 million due to lower subscriber acquisition and renewal costs, the timing of advertising marketing costs and lower newsstand marketing costs. Partially offsetting these decreases were higher compensation costs related to the investment in our advertising sales and marketing efforts. Restructuring charges for the nine months ended September 30, 2012 represented employee severance costs as compared to the restructuring charges for the nine months ended September 30, 2011, which included certain consulting costs. For the three months ending December 31, 2012, we expect to incur additional restructuring charges [in the range of $1 million to $2 million] as the result of the workforce reduction we announced on October 30, 2012 related to the changes in our magazine operations. During the three months ended September 30, 2012, we performed an interim review of goodwill for impairment and determined that the goodwill associated with the Publishing segment was impaired as of September 30, 2012. The non-cash goodwill impairment charge of $44.3 million was the result of the Publishing segment experiencing slower than anticipated growth in advertising. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, specifically “Note 4, Goodwill.”

BROADCASTING SEGMENT

	Nine Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$7,252	$9,954	$(2,702)
Licensing and other	5,449	12,241	(6,792)

Total Broadcasting Segment Revenues	12,701	22,195	(9,494)

Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(11,158)	(22,256)	11,098
Selling and promotion	(518)	(1,240)	722
General and administrative	(790)	(1,602)	812
Depreciation and amortization	(305)	(359)	54
Restructuring charges	(529)	(354)	(175)

Total Broadcasting Segment Operating Costs and Expenses	(13,300)	(25,811)	12,511

Operating Loss	$(599)	$(3,616)	$3,017

Broadcasting segment revenues decreased 43% for the nine months ended September 30, 2012, compared to the nine months ended September, 2011. Advertising revenue decreased $2.7 million due to lower revenue from television integrations and decreased radio advertising. Effective January 1, 2012, our agreement with Sirius XM provides for all radio advertising on the Martha Stewart Living Radio channel to be sold, and all revenue from such advertising retained, by Sirius XM, except for a portion of the revenue from radio advertising to be sold in the fourth quarter of 2012. During the nine months ended September 30, 2011, we recognized $0.5 million of radio advertising revenue. Television licensing and other revenue decreased $6.8 million largely due to the inclusion of revenues associated with delivery of television companion programming to the Hallmark Channel during the nine months ended September 30, 2011, which delivery concluded in December 2011. Licensing revenue was also impacted by the reduced radio fees from our amended agreement with Sirius XM.

Production, distribution and editorial expenses decreased $11.1 million since we were no longer incurring television production costs associated with the Hallmark Channel companion programming such as were included in the nine months ended September 30, 2011. Additionally, television production costs for season 7 of The Martha Stewart Show on the Hallmark Channel were lower than television production costs for season 6, including the ongoing savings from vacating our television studio facilities on June 30, 2012. Radio production and editorial costs were also lower as the amount of original radio programming on the Martha Stewart Living Radio channel was lower in the nine months ended September 30, 2012 than in the nine months ended September 30, 2011. Selling and promotion expenses decreased $0.7 million primarily due to lower compensation costs related to a reduction in the television advertising sales staff. General and administrative expenses decreased $0.8 million due primarily to lower compensation costs from a reduction in headcount. Restructuring charges for the nine months ended September 30, 2012 primarily included employee severance costs as compared to the restructuring charges for the nine months ended September 30, 2011, which included certain other non-recurring costs in addition to employee severance.

MERCHANDISING SEGMENT

	Nine Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$41,355	$35,484	$5,871

Total Merchandising Segment Revenues	41,355	35,484	5,871

Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(8,381)	(7,049)	(1,332)
Selling and promotion	(1,423)	(3,565)	2,142
General and administrative	(3,286)	(3,650)	364
Depreciation and amortization	(37)	(24)	(13)
Restructuring charges	(81)	—	(81)

Total Merchandising Segment Operating Costs and Expenses	(13,208)	(14,288)	1,080

Operating Income	$28,147	$21,196	$6,951

Merchandising segment revenues increased 17% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2012, due to the recognition of design fees from our commercial agreement with J.C. Penney, royalties from our new merchandising relationship with Avery and higher sales of our pets products with Age Group. Partially offsetting these increases was a decline in sales of our soft flooring line of products at The Home Depot.

Production, distribution and editorial expenses increased $1.3 million due to an increase in headcount to support our new merchandising partners. Selling and promotion expenses and related other revenue both declined approximately $2.1 million as a result of a decrease in reimbursable services that we provided to our partners for creative services projects. General and administrative expenses decreased $0.4 million due to lower compensation costs during the nine months ended September 30, 2012, compared to the prior-year period. Partially offsetting this decrease was a one-time benefit in non-cash compensation expense during the nine months ended June 30, 2011 related to certain executive departures in the Merchandising segment, with no comparable benefit during the nine months ended September 30, 2012. Restructuring charges of $0.1 million in the nine months ended September 30, 2012 consisted of employee severance costs.

CORPORATE

	Nine Months Ended Sept 30,
(in thousands)	2012 (unaudited)	2011 (unaudited)	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(23,410)	$(23,679)	$269
Depreciation and amortization	(2,134)	(2,021)	(113)
Restructuring charges	(74)	(3,088)	3,014

Total Corporate Operating Costs and Expenses	$(25,618)	$(28,788)	$3,170

Corporate operating costs and expenses decreased 11% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. General and administrative expenses decreased $0.3 million primarily due to reduced compensation expense and non-cash equity compensation related to executive management, partially offset by higher professional fees, principally legal costs. Restructuring charges for the nine months ended September 30, 2011 of $3.1 million included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Also included in the $3.1 million restructuring charge is an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.

OTHER ITEMS

Gain on sales of cost-based investments. Gain on sales of cost-based investments was $1.2 million for the nine months ended September 30, 2012, with no comparable gain in 2011. The gain was related to our sales of Ziplist and pingg common stock for aggregate cash of $1.2 million.

Net Loss. Net loss was $(57.2) million for the nine months ended September 30, 2012, compared to net loss of $(19.7) million for the nine months ended September 30, 2011, as a result of the factors described above.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2012, our overall cash, cash equivalents and short-term investments increased $2.1 million from December 31, 2011, despite our operating loss. The increase was primarily due to the collection of receivables from advertising and television license fees. Cash, cash equivalents and short-term investments were $51.6 million and $49.5 million at September 30, 2012 and December 31, 2011, respectively.

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

Cash provided by operating activities was $2.5 million for the nine months ended September 30, 2012 as compared to cash used in operating activities of $(2.7) million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, cash from operating activities increased, despite our operating loss, as discussed earlier, due to the collection of receivables from advertising and television license fees recorded in 2011, as well as a decrease in the amount of paper inventory. Additionally, our operating loss for the nine months ended September 30, 2012 included a goodwill impairment charge of $44.3 million in our Publishing segment that had no impact on our cash from operating activities. Cash provided by operating activities was partially offset by cash used to pay fees associated with the syndicated distribution of seasons 4 and 5 of The Martha Stewart Show, as well as certain payroll and related liabilities, including severance payments, which were expensed in 2011. In addition, cash was used for television production costs that have been deferred and are expected to be expensed in future periods.

Cash Flows from Investing Activities

Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short- and long-term investments and additions to property, plant and equipment.

Cash used in investing activities was $(23.6) million and $(3.1) million for the nine months ended September 30, 2012 and 2011, respectively. During the first nine months of 2012, cash used in investing activities predominantly consisted of amounts used to purchase short-term corporate obligations and international securities, as well as for capital improvements to our information technology infrastructure. Partially offsetting the cash used in investing activities were the proceeds from the sales of short-term investments and from the sales of Ziplist and pingg common stock for an aggregate of $1.2 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $0.2 million for the nine months ended September 30, 2012 representing proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Cash used in financing activities was $(2.4) million for the nine months ended September 30, 2011, which included principal repayments on outstanding debt. In December 2011, we completely repaid all of our bank indebtedness.

Debt

During February 2012, we increased our line of credit with Bank of America to $25.0 million, incorporating the previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require us to be in compliance with certain financial and other covenants, with which we were compliant as of September 30, 2012.

The loan agreement expires February 14, 2013 at which time any outstanding amounts borrowed under the agreement are then due and payable. We had no outstanding borrowings under this line of credit or its predecessor as of September 30, 2012 or December 31, 2011, but had outstanding letters of credit of $1.6 million and $2.6 million, respectively.

Seasonality and Quarterly Fluctuations

Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules (see chart below) and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but can vary significantly throughout the term. Advertising revenue from our Broadcasting segment was highly dependent on ratings which fluctuated throughout the television season following general viewer trends. Ratings tended to be highest during the fourth quarter and lowest in the summer months. Certain revenues and costs in our television business also fluctuate based on production and delivery schedules. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to product discontinuation, new product launches and the seasonality and performance of certain product lines.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue	1 Issue	1 Issue
Everyday Food	3 Issues	3 Issues	2 Issues	2 Issues
Whole Living	2 Issues	3 Issues	2 Issues	3 Issues
Special Interest Publications	1 Issue	1 Issue	1 Issue	1 Issue

2011 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue	1 Issue	1 Issue
Everyday Food	3 Issues	3 Issues	2 Issues	2 Issues
Whole Living	2 Issues	3 Issues	2 Issues	3 Issues
Special Interest Publications	—	—	2 Issues	2 Issues

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements. As described in the 2011 Form 10-K, we could have indemnification obligations with respect to our officers and directors.

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

In accordance with our accounting policies with respect to goodwill, we performed an interim review of goodwill for impairment during the three months ended September 30, 2012 and determined that the goodwill associated with the Publishing segment was impaired as of September 30, 2012. The non-cash goodwill impairment charge of $44.3 million was the result of the Publishing segment experiencing slower than anticipated growth in advertising. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, specifically “Note 4, Goodwill.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of September 30, 2012, net unrealized gains and losses on these investments were not material. For the three months ended September 30, 2012, we recorded approximately $0.2 million in interest income, compared to $0.1 million in the prior-year period. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the third quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 23, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together, the “Macy’s plaintiffs”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, titled Macy’s, Inc. and Macy’s Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. as more fully described in the 2011 Form 10-K. On April 20, 2012, the Macy’s plaintiffs filed an amended motion for a preliminary injunction. On July 13, 2012, the Court held oral argument on such motion and decided to grant a limited preliminary injunction in favor of the Macy’s plaintiffs. On July 31, 2012, the Court entered an order that enjoins us, our agents, servants, employees and all other persons acting under our jurisdiction, supervision and/or direction from performing under our agreement with J. C. Penney Corporation, Inc. as it relates to the manufacture, marketing, distribution, or sale of any Martha Stewart-branded products in categories that are denominated as “Exclusive Product Categories” in the agreement between us and Macy’s Merchandising Group, Inc. If the preliminary injunction becomes permanent, some of the future benefits we anticipate receiving from our relationship with J. C. Penney Corporation, Inc. could be reduced. We continue to believe that we have meritorious defenses to the claims made by the Macy’s plaintiffs and that we have meritorious counter-claims and intend to vigorously defend our position in such litigation.

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

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company.

10.2	Second Amendment, dated as of July 11, 2012, to the agreement, dated as of December 6, 2011, by and between J. C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 5, 2012

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company.

10.2	Second Amendment, dated as of July 11, 2012, to the agreement, dated as of December 6, 2011, by and between J. C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.