Form 10-K
period 2012-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2013-03-01
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 29, 2012, was $96,463,676.*

*
Excludes 12,057,513 shares of our Class A Common Stock, and 25,984,625 shares of our Class B Common Stock, held by directors, officers and 10% stockholders, as of June 30, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.

Number of Shares Outstanding As of February 26, 2013
41,195,945 shares of Class A Common Stock
25,984,625 shares of Class B Common Stock

Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for
Its 2013 Annual Meeting of Stockholders are Incorporated
by Reference into Part III of This Report.

In this Annual Report on Form 10-K, unless otherwise noted, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.
FORWARD-LOOKING STATEMENTS
All statements in this Annual Report on Form 10-K, except to the extent describing historical facts, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include those factors discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as other factors. Forward-looking statements herein speak only as of the date of filing of this Annual Report on Form 10-K and we caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission (the “SEC”).
PART I
Item 1. Business.
OVERVIEW

We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. We are organized into three business segments: Publishing, Merchandising and Broadcasting. This combination enables us to cross-promote our content and products.

Our strategy to generate growth and profitability includes the following imperatives:

•
Grow our merchandising business by leveraging our brand equity to expand the distribution of product in existing categories, diversify into new categories and distribution channels, and negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design, both domestically and internationally; and

•	Strengthen our media business by using our content across existing and new distribution channels, including international opportunities, and focusing on digital opportunities.

The media and merchandise we create generally encompasses the following core areas:

•	Cooking and Entertaining

•	Holidays and Celebrations

•	Crafts

•	Home

•	Weddings

•	Organizing, Office Products and Accessories

•	Gardening and Outdoor Living

•	Pets (grooming, apparel, feeding and health)

As of February 8, 2013, we had approximately 497 employees. Our designed and branded products are available in thousands of retail outlets across the country including The Home Depot, Macy’s, Petsmart and Staples.

Total revenues from our three business segments were $197.6 million, $221.4 million and $230.8 million in 2012, 2011 and 2010, respectively. Our revenues from domestic sources were $187.4 million, $211.6 million and $224.3 million in 2012, 2011 and 2010, respectively. Our revenues from foreign sources were $10.2 million, $9.8 million and $6.5 million in 2012, 2011 and 2010, respectively, which was largely comprised of international sales of television content. In the future, we plan to grow international revenues from other areas of our business, primarily our merchandising business. Substantially all of our assets are located within the United States.

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
BUSINESS SEGMENTS

Our three business segments are described below. Additional financial information relating to these segments may be found in Note 13, Industry Segments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated herein by reference.

PUBLISHING
In 2012, our Publishing segment accounted for 62% of our total revenues, consisting of operations related to magazine and book publishing and digital distribution, principally through our website, marthastewart.com. Revenues from magazine and digital advertising represented approximately 63% of the segment’s revenues in 2012, while circulation revenues represented approximately 34% of the segment’s revenues.
On November 1, 2012, we announced several restructuring actions in our Publishing segment ("Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue, but is currently being issued as an occasional insert to Martha Stewart Living subscribers beginning in 2013. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. Subsequent to the announcement of our Publishing Restructuring, we also are reducing the frequency of Martha Stewart Living, starting in 2013, from a monthly publication to ten times per year.
Magazines
Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. We published twelve issues of Martha Stewart Living in 2012 with a rate base of 2.05 million. The magazine appeals primarily to the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living offers lifestyle ideas and original how-to information in a highly visual, upscale editorial environment. The magazine has won numerous prestigious industry awards and is the leading publication for the Martha Stewart brand. Martha Stewart Living generates a majority of our magazine revenues, largely from advertising and circulation.
Martha Stewart Weddings, a quarterly publication, targets the upscale bride and serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands.
Everyday Food is a digest-sized magazine, which had been published ten times per year, targeted women ages 25 to 49 and featured quick, easy recipes for the everyday cook, along with seasonal menus, cooking instructions, suggestions for healthy, “smart” eating and money-saving shopping tips.
Whole Living was a publication featuring "natural living" content and had been published ten times per year. The magazine was acquired in August 2004, at which time we purchased certain assets and liabilities of Body + Soul magazine and Dr. Andrew Weil’s Self Healing newsletter. In 2010, we discontinued publication of Dr. Andrew Weil’s Self Healing newsletter and the related Dr. Weil special interest publications. Effective with the June 2010 issue, we changed the name of Body + Soul/Whole Living magazine to Whole Living. We discontinued Whole Living as part of the Publishing Restructuring.

Magazine Summary
Certain information related to our subscription magazines is as follows:

Title	2010 Rate Base		2011 Rate Base		2012 Rate Base		2013 Rate Base
Martha Stewart Living	2,025,000		2,050,000	(1)	2,050,000		2,050,000
Martha Stewart Weddings (2)	n/a	(3)	n/a	(3)	n/a	(3)	n/a	(3)
Everyday Food	1,000,000		1,025,000	(1)	1,025,000		n/a	(4)
Whole Living	650,000		700,000	(1)	750,000	(1)	n/a	(4)
(1) Rate base increases are effective with the January issues, which typically are on sale in December of the prior fiscal year.
(2) In addition to the quarterly publication, we anticipate producing two special issues of Martha Stewart Weddings in 2013, similar to 2012, as compared to only one special issue of Martha Stewart Weddings we produced in each of 2011 and 2010.
(3) Does not have a stated rate base.
(4) As a result of the Publishing Restructuring, we are no longer publishing Everyday Food as a stand-alone magazine and are no longer publishing Whole Living.
Special Interest Publications. In addition to our periodic magazines, we occasionally publish special interest magazine editions. Our special interest publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In 2012, we published The Best of Martha Stewart Living Organizing, The Best of Martha Stewart Halloween Handbook, Martha Stewart Weddings Real Weddings and Martha Stewart Weddings Destination Weddings and Dream Honeymoons.
Magazine Production, Distribution and Fulfillment. We print most of our domestic magazines under agreements with R.R. Donnelly and currently purchase paper through an agreement with Time Inc. Our agreement with R.R. Donnelly runs through 2017. In the first half of 2012, paper prices declined slightly from 2011, then increased modestly in the second half of 2012, back to pricing levels comparable to 2011. Based on recent information from our paper supplier, we expect prices to remain stable in the first half of 2013 with an expected modest price increase in the second half of 2013. We use no other significant raw materials in our businesses. The vast majority of subscription copies of our magazines are delivered by the U.S. Postal Service. Postages rates for periodicals increased by 2.1% in January 2012 from 2011 rates, and increased again by 2.5% in February 2013. Sales and marketing of the magazines to retailers is handled by Time Warner Retail Sales and Marketing, an affiliate of Time Inc. Billing, collection and distribution services for retail sales of the magazines are handled by Curtis Circulation Company. Both of these newsstand distribution agreements expire in June 2014. Subscription fulfillment services for our magazines are provided by Time Customer Service, another affiliate of Time Inc., under an agreement that also expires in June 2014.
Books
We have a multi-year, multi-book agreement with The Crown Publishing Group to provide Martha Stewart branded books, under the Clarkson Potter, Potter Style or Potter Craft imprints. Under a prior version of this agreement with the same publisher, Martha's American Food was published in 2012.
In August 2008, we announced a multi-year agreement with HarperCollins Publishers to publish ten Emeril Lagasse branded books under the HarperStudio imprint, of which five had been delivered and accepted through December 31, 2012. Kicked-Up Sandwiches was published under this agreement in 2012.
Through our efforts in the books business and the rights we acquired related to Emeril’s book backlist, we now have a library of approximately 93 published books.
Digital
Websites
The marthastewart.com website is the flagship of our digital properties, offering a vast quantity of continually updated articles, recipes and videos developed from several Martha Stewart brands, including our magazine properties. Since the website’s re-launch in 2007 as a content-focused, advertising-driven media website, marthastewart.com has received many industry awards. The website provides engaging experiences in several lifestyle categories: food, entertaining, holidays, home and garden, crafts and pets. The website also serves as a gateway to our other properties, including

marthastewartweddings.com and emerils.com. In 2011, we invested in a re-platforming of our website that allows for additional functionality, which was completed in 2012. The enhancements, which include a responsive website design, allow for improved user engagement and expanded advertising inventory, including views from smartphones and tablets, which, in combination, are expected to drive growth in our audience and revenues. In 2012, we converted over 2,600 hours of archived television shows featuring Martha Stewart, Emeril and other talent into digital format, making this content available for us to serve on our websites and thereby significantly expanding our online video library. In 2012, our collective website properties saw monthly average unique visitors of 6.3 million, a 27% increase over 2011. However, similar with the industry-wide trend of lower average page views per unique visitor, we saw a 15% decline in average monthly page views to 80.9 million, down from 94.9 million in 2011.
Digital Editions and Apps
All of our magazines are available on multiple platforms. In addition to the digital editions of our magazines, we also produce numerous mobile and tablet applications (“apps”) to further distribution of our magazines and provide our content in creative, accessible programs to accommodate the growing popularity of smartphones and tablet devices.
We produce digital editions available through Barnes & Noble's Nook, Amazon's Kindle Fire and through the Zinio platform. In 2012, we built a custom storefront in Apple's iTunes, which allows us to sell subscriptions and single copies of our magazines, only for Apple's iPad products. We further produce iPad versions of Martha Stewart Living and Martha Stewart Weddings, the latter of which was launched in 2012. Digital editions, including iPad versions, currently account for approximately 4% of all our circulation. Revenues from digital editions, which were previously classified as "Other" revenues, are classified as "Circulation" revenues beginning in 2012.
We also produce various apps that provide recipes, how-to, creativity and video content, which we refer to as our companion apps. In 2012, we launched the Craft Studio app available on Apple iTunes. Produced in partnership with Happy Studios, LLC and sponsored by Snapfish, Craft Studios is a richly featured card and craft making tool. In addition, we continue to sell our library of apps we launched in prior years on iTunes, including our Cocktails, Smoothies, Cookies, Egg Dying and Everyday Food Recipe apps, along with updated content bundles. We also introduced a Microsoft Windows 7 version of the Everyday Food Recipe app and a Everyday Food Video app for Windows 8 Tablets.
Video Distribution
In 2012, we entered into several agreements to expand our video distribution. We entered into agreements with Hulu to distribute our long-form content and with AOL to distribute short-form archive and premium video content. We also entered into an agreement with Fullscreen to expand our presence on YouTube through branded channels and network distribution. With these deals, we will either create or expand our branded channels, including Martha Stewart, Emeril, Everyday Food and Mad Hungry, on these websites, and increase the distribution of our video archive.
Competition
Publishing is a highly competitive business. Our magazines, books, websites and digital apps compete not only with other magazines, books and digital apps, but also with other mass media, websites and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. Martha Stewart Living competes for readers and advertising dollars with decorating, cooking and women's lifestyle magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily with wedding service magazines and websites. Everyday Food competes for readers and advertising dollars with women’s service and cooking magazines and websites. Our special interest publications can compete with a variety of magazines depending on the focus of the particular issue. Capturing advertising sales for our digital properties is highly competitive as well. marthastewart.com competes with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for digital advertising is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site.
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
MERCHANDISING
Our Merchandising segment contributed 29% of our total revenues in 2012. The segment consists of operations related to the design of merchandise and related packaging, collateral and advertising materials, and the licensing of various proprietary trademarks, in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and collateral materials. Our retail partners source the products through a manufacturer base and are mostly responsible for the promotion of the product. Our manufacturing partners source and/or produce the branded products sometimes together with other lines they make or sell. Our licensing agreements do not require us to maintain any inventory nor incur any significant expenses other than employee compensation. We own all trademarks for each of our branded merchandising programs and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs.
Select Retail Licensees
The Home Depot
In 2010, we launched the Martha Stewart Living program at The Home Depot, which is currently available at all of The Home Depot’s stores in the United States and Canada, as well as on www.homedepot.com and Home Decorators Collection catalog, online and retail stores. The Martha Stewart Living program at The Home Depot encompasses a broad range of home décor, paint, storage and organization products, outdoor furniture, window treatments, kitchen cabinetry, countertops, carpet and seasonal holiday décor. In February 2012, we renewed our agreement with The Home Depot for an additional term ending March 2016.
Macy’s
In September 2007, we introduced the Martha Stewart Collection at Macy’s. It is currently available at the nearly 650 Macy’s stores in the United States that offer home products, as well on www.macys.com. The Martha Stewart Collection line encompasses a broad range of home goods, including bed and bath textiles, housewares, food preparation and other kitchen items, tabletop and holiday decorating items. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for discussion of litigation related to Macy's.
J.C. Penney
In December 2011, we entered into a strategic alliance with J.C. Penney Corporation, Inc. (“J.C. Penney”) and plan to launch certain home products in J.C. Penney department stores throughout the United States and through www.jcp.com in the spring of 2013. For information regarding J.C. Penney's investment in our company, see Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Also see Item 3. Legal Proceedings in this Annual Report on Form 10-K for discussion of litigation related to J.C. Penney.
Select Manufacturing Licensees
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

Martha Stewart Home Office
In December 2011, we began shipping products for Martha Stewart Home Office with Avery and launched the line in February 2012. The Martha Stewart Home Office line is sold currently at Staples in the U.S. and U.K., on www.staples.com, and at Officeworks in Australia. The line encompasses a range of home office products, including surface organization, journals, portable filing, pantry organization and the recently launched line of bags and totes.
Martha Stewart Homes
We have had a partnership with KB Home for the development of Martha Stewart Homes since 2005. The KB Home communities created with Martha Stewart feature homes with unique exterior and interior details that are inspired by Martha Stewart’s own homes. The Martha Stewart Homes are located at multiple communities in California, Colorado, North Carolina, Georgia, Texas and Florida. We also offer a range of design options, featured exclusively at KB Home Studios nationwide.
Select Emeril Lagasse Manufacturing Licensees
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
We also have a line of Emerilware products by T-FAL, launched in November 2006, which consists of small kitchen appliances available at department stores and specialty retail outlets across the United States, as well as through the Home Shopping Network.
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
Other
In 2010, we introduced a variety of new partnerships, including Emerilware Cutlery with SED International Inc. (formerly Lehrhoff ABL Inc.), which is a branded cutlery collection that includes knives and cutting boards. We also introduced Emeril's Red Marble Steaks with Allen Brothers which is a line of hand-selected, aged steaks. The line, launched in the spring of 2010, is available through catalog, online and the Home Shopping Network. In 2012, we launched Emeril by Snapware, which is branded food storage, on the Home Shopping Network. In 2013, we plan to launch a line of bagged coffees with White Coffee.
Competition
The retail business is highly competitive and the principal competition for all of our merchandising lines consists of mass-market and department stores that compete with the mass-market, home improvement and department stores in which our Merchandising segment products are sold. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the respective product categories, including with products sold under our partners' private labels. Competitive factors include numbers and locations of stores, brand awareness, quality and price. We also compete with the internet businesses of these stores and other websites that sell similar retail goods.

Seasonality
Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of many product lines.
BROADCASTING
Our Broadcasting business segment accounted for 9% of our total revenues in 2012. The segment consisted of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats and the operations of our satellite radio channel. While certain revenue derived from the provision of talent services was included in the Broadcasting segment in 2012 and prior years, we are now recording, beginning in 2012, new agreements for talent services in our Merchandising segment. We generally own the copyrights in the programs we produce for television and radio distribution.
In 2012, we significantly restructured the Broadcasting segment, which included the termination of our live audience television production operations. We expect that the operations of this segment in 2013 and beyond will consist of television content library licensing, satellite radio operations and limited television production operations. While future revenues and assets from these operations are not expected to be significant, we plan to continue reporting activities under the Broadcasting segment to provide historical context.
The Martha Stewart Show, in its format with a live audience, concluded on the Hallmark Channel with the completion of season 7 in September 2012. Revenues for The Martha Stewart Show on Hallmark Channel were mostly comprised of advertising, product integration and international licensing revenues. We own the television content we produced for the Hallmark Channel and we have the right in the future to further monetize these assets. While the Hallmark Channel retains certain rights to some of our programming other than The Martha Stewart Show (“companion programming”) through September 2013, we completed the delivery of all of our companion programming to the Hallmark Channel by December 31, 2011. Revenues for the companion programs on Hallmark Channel generally consisted of licensing revenue.
In 2012, we produced two seasons of a new weekly half-hour series, Martha Stewart’s Cooking School. The show debuted on PBS in October and was produced in our studio prior to the end of our studio lease on June 30, 2012. Revenues for Martha Stewart's Cooking School, which consists of sponsorship revenue, for the first season were recognized in 2012, with additional revenue expected to be recognized in 2013 with the airing of the second season.
Emeril Lagasse also provides various television services for us. In 2012, Emeril Lagasse hosted a new show, Emeril's Florida, on the Cooking Channel, returned as a co-host on Top Chef and continued providing talent services as the recurring Food Correspondent for Good Morning America.
The Martha Stewart Living Radio channel launched on Sirius Satellite Radio, now known as Sirius XM Radio, in November 2005 providing programming 24 hours a day, seven days a week, of which 65 hours each week was original programming created by our experts. In November 2011, we renewed our agreement with Sirius XM Radio for a one-year term that ended December 31, 2012 at a reduced license fee, along with a reduction of original programming to approximately 40 hours each week. In addition, our agreement with Sirius XM provided for all radio advertising on the Martha Stewart Living Radio channel to be sold, and all revenue from such advertising retained, by Sirius XM, except for a portion of the revenue from radio advertising sold in the fourth quarter of 2012. On January 31, 2013, we announced a new agreement with Sirius XM Radio at a further reduced license fee, along with a reduction of original programming to approximately 10 hours each week. The new agreement with Sirius XM Radio replaces the Martha Stewart Living Radio channel with a new, daily radio show hosted by Martha Stewart on SiriusXM Stars.
Competition
Broadcasting is a highly competitive business. Overall competitive factors in this segment include programming content, quality and distribution as well as the demographic appeal of the programming. Competition for television and radio advertising dollars is based primarily on advertising rates, audience size and demographic composition, viewer response to advertisers’ products and services and the effectiveness of the advertising sales staffs. Our television programs competed directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming on other television stations and all other competing forms of media. Our radio programs compete for listeners with similarly themed programming on both satellite and terrestrial radio.
Seasonality
Our Broadcasting segment has experienced fluctuations in quarterly performance due to, among other things, seasonal advertising patterns, seasonal influences on people’s viewing habits and audience increases for our programming during holiday seasons. Because television seasons run 12 months beginning and ending in the middle of September, the 2012 results include nine months of season 7 of The Martha Stewart Show on the Hallmark Channel. While repeat episodes air over the summer, original episodes usually run September to May and typically generate higher ratings and revenues.
INTELLECTUAL PROPERTY
We use multiple trademarks to distinguish our various publications and brands, including Martha Stewart Living (the name of our flagship publication as well as the trademark for products sold at The Home Depot), Martha Stewart Collection (for goods sold at Macy’s), Martha Stewart Crafts, Martha Stewart Weddings, Everyday Food, Mad Hungry and Emeril. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We also register, both offensively and defensively, key domain names containing our trademarks, such as www.marthastewart.com, www.marthastewartweddings.com, www.emerils.com and www.everydayfood.com.
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
AVAILABLE INFORMATION
Our flagship website can be found on the Internet at www.marthastewart.com. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these documents, as well as certain other forms we file with or furnish to the SEC, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing www.sec.gov, or www.marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), irrespective of any general incorporation language contained in such filing.
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
Our success depends in part on the popularity of our brands and the reputation and popularity of Martha Stewart and Emeril Lagasse. Any adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse, or the loss of either of their services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.
While we believe there has been significant consumer acceptance for our products as stand-alone brands, the image, reputation, popularity and talent of Martha Stewart and Emeril Lagasse remain important factors.
Ms. Stewart’s efforts, personality and leadership, including her services as an officer and director of MSLO, have been, and continue to be, critical to our success. While we have managed our business without her daily participation at times in the past, the repeated diminution or loss of her services due to disability, death or some other cause, or any repeated or sustained shifts in public or industry perceptions of her, could have a material adverse effect on our business. In a July 2012 letter, we and Ms. Stewart agreed to extend the term of Ms. Stewart's current employment agreement until June 30, 2017. Under this letter, the parties have agreed to negotiate mutually acceptable adjustments to the terms of the employment agreement to take effect at

July 1, 2013 (or such earlier date as the parties may agree). Under the letter, if the parties do not reach an agreement regarding mutually acceptable adjustments, we can choose to have the employment agreement continue in effect through June 30, 2017 or to allow it to lapse at June 30, 2013.
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
Our management turnover creates uncertainty.
Our continued success depends to a large degree upon our ability to attract and retain key management executives, as well as upon a number of members of creative, technology, and sales and marketing staffs. In the last several years, we have had members of the senior management team leave the Company and we have recruited new members who are part of our current management team. We are currently in a search for a new Chief Executive Officer. The loss of key members of our management team could have a negative impact on our ability to manage and grow our business effectively. As a result, we may face challenges in effectively managing our operations during this period of transition. If members of senior management leave the Company, we cannot assure you that we would be able to replace them in a timely manner, or at all, on acceptable terms. In addition, our search for replacements for departed executives may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price and adversely impact our revenue, operating results and financial condition.
Failure of the economy to sustain a recovery or difficulties in the financial markets could significantly impact our business, financial condition, results of operations and cash flows, and could adversely affect the value of our assets or hamper our ability to raise additional funds.
The economy experienced considerable disruption during the three years in the period ended December 31, 2012, including volatility in securities prices and a general reduction in credit availability. These events led to increased unemployment, a downturn in the housing market, declines in consumer confidence and declines in personal income and consumer spending, particularly discretionary spending. These adverse consumer trends led to reduced spending on general merchandise, homes and home improvement projects—categories in which we license our brands—resulting in weaker revenues from our licensed products in our Merchandising business.
We depend on advertising revenue in our Publishing business. We cannot control how much or where companies choose to advertise. Since 2009, we have seen a significant downturn in advertising dollars generally in the marketplace, and more competition for the reduced dollars. During the course of the advertising recession, we experienced a decline in advertising revenues, and a permanent reversal of that trend is not assured. If advertisers continue to spend less money, or if they advertise elsewhere in lieu of our magazines or websites, our business and revenues will be materially adversely affected. Furthermore, if our licensees experience financial hardship, they may be unwilling or unable to pay us royalties or continue selling our products, regardless of their contractual obligations. We cannot predict the future health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.
Although economic conditions have recently stabilized and shown some indications of improvement, it is difficult to judge the scope and sustainability of any general economic recovery. This makes it difficult for us to forecast consumer and product demand trends and companies’ willingness to spend money to advertise in our media properties. While consumer spending and confidence have improved, consumer spending remains constrained. Unemployment remains and is expected to remain at high levels and the housing market remains weak and may in fact further deteriorate. If consumer confidence, consumer spending and the housing market do not rebound and/or if the companies with which we do business experience ongoing problems, our revenues may not grow as planned. An extended period of reduced cash flows could increase our need for credit at a time when such credit may not be available. Because of residual uncertainties regarding the economy, our operating results will be difficult to predict, and prior results will not necessarily be indicative of results to be expected in future periods.
In addition, we have a significant intangible asset recorded on our balance sheet, as well as goodwill and other assets. We evaluate the recoverability of the carrying amount of our goodwill, intangible and other assets on an ongoing basis, and we may in the future incur substantial impairment charges, which would adversely affect our financial results. Impairment assessment inherently involves the exercise of judgment in determining assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Future events and changing market conditions may prove our assumptions to be wrong with respect to prices, costs, holding periods or other factors. Differing results may amplify impairment charges in the future. As reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012, we performed an interim review of goodwill for impairment and determined that the goodwill associated with the Publishing segment was impaired as of September 30, 2012. The non-cash goodwill impairment charge of $44.3 million was the result of the Publishing segment experiencing slower than anticipated growth in advertising. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies under the heading "Goodwill and intangible assets."
We may not be able to successfully implement our anticipated growth strategies.
As part of our growth strategy, we seek to extend our brands and merchandise categories and expand our geographic coverage. If we were to create a new brand, or expand an existing brand, we may be required to increase expenditures to accelerate the development process with the goal of achieving longer-term cost savings and improved profitability. Brand developments may increase expenses if we hire additional personnel to manage our growth. These investments also would require significant time commitments from our senior management and place a strain on their ability to manage our existing businesses.
Achievement of our growth strategies require investment in new capabilities, distribution channels and technologies worldwide. These investments may result in short-term costs without accompanying current revenues and therefore, may be dilutive to our earnings in the short term. Although we believe that our strategy will lead to profitability, the anticipated benefits may not be fully realized.
As an example, we have been accelerating our shift in focus from print magazines to digital distribution of our content. We want to ensure that our brands are platform agnostic and that consumers can access our content in a variety of different formats, following consumer trends of greater digital consumption and less demand for printed publications. While we expect to see significant savings in editorial, production and distribution costs as a result of the Publishing Restructuring, we will have offsetting increased costs due to the increased production of digital content. Ultimately the success of this strategy will depend on our ability to monetize this digital content effectively.
We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years. Some of these agreements include exclusivity provisions and have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands.
There is also a risk that our extension into new business areas will meet with disapproval from consumers. We cannot guarantee that these programs will be fully implemented, or, if implemented, that they will be successful. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusivity provisions and multi-year terms of these agreements. Disputes with new or existing licensees may arise that could hinder our ability to grow or expand our product lines. Disputes also could prevent or delay our ability to collect the licensing revenue that we expect in connection with these products. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and prospects, could be materially adversely affected.
An example of such risks is a dispute with a current licensee is a lawsuit that was filed on January 23, 2012, against us in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In this lawsuit, Macy's Inc. and Macy's Merchandising Group, Inc. (together, the “Macy's plaintiffs”) claim that our planned activities under the agreement governing our strategic alliance with J.C. Penney materially breach the agreement between us and Macy's Merchandising Group, Inc. dated April 3, 2006 (the “Macy's Agreement”). The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited our activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Macy's Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013 and is currently ongoing. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for details regarding this lawsuit. Depending on the outcome of the trial or any settlement discussions, some of the future benefits we anticipate receiving from our relationship with either Macy's or J. C. Penney could be reduced.

If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.
Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, programming, content and products that strongly appeal to a large number of consumers, as well as distributing the content through the latest technology and traditional channels. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts, programming, technology, content and products. The strength of our brands and our business units depends in part on our ability to influence tastes through print publication, television and digital distribution and merchandising. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of homemakers and other consumers and their appetite for new technology.
Absence of new product launches may reduce our earnings or generate losses.
Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new products or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products and services are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches. Other businesses and brands that we may develop may also prove not to be successful.
We have an advertising-revenue-based website which is dependent on a large consumer audience and resulting page views. Failure to achieve growth could adversely affect our brand and business prospects.
Our growth depends to a significant degree upon the continued development and growth of our digital properties and our ability to monetize them. We continue to enhance and upgrade the marthastewart.com site. We cannot be certain that the ongoing changes we make will enable us to sustain growth for our website in the long term. In addition, the competition for advertising dollars has intensified and we have experienced continuous pressure on digital advertising revenue pricing from various sources, including advertising networks, real time bidding and competitive websites. In order for our digital properties to succeed, we must, among other things maintain and continue to:

•	significantly increase our online audience;

•	monetize the growth from website traffic to increase advertising revenue;

•	attract and retain a base of frequent visitors to our website;

•	expand the content, products and interactive experiences we offer on our website;

•	respond to competitive developments while maintaining a distinct brand identity;

•	develop and upgrade our technologies so that they can support more efficient and effective migration of content from the print platform and provide a more robust user experience; and

•	bring innovative product features to market in a timely manner.
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
Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. In recent years, postage rates have increased, and a significant further increase in postage prices could adversely affect our future results of operations. Postage rates for periodicals increased by 2.1% in January 2012 from 2011 rates, and have increased again by 2.5% in February 2013. We may not be able to recover, in whole or in part, paper or postage cost increases.
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
Ms. Stewart controls all of our outstanding shares of Class B Common Stock, which provides Ms. Stewart with approximately 87% of our voting power. The Class B Common Stock has ten votes per share, while Class A Common Stock, which is the stock available to the public, has one vote per share. Because of this dual-class structure, Ms. Stewart has a disproportionately influential vote. As a result, Ms. Stewart has the ability to control unilaterally the outcome of all matters requiring stockholder approval, including the election and removal of all directors, other than the two directors whose election is controlled by J.C. Penney, and generally any merger, consolidation or sale of all or substantially all of our assets, and indirectly the ability to control our management and affairs. Ms. Stewart’s concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses and stockholders.
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
We operate in two highly competitive businesses: Publishing and Merchandising, each of which subjects us to competitive pressures and other uncertainties.
We face intense competitive pressures and uncertainties in each of our two principal businesses.
Our magazines, books, digital products and other publishing products compete not only with other magazines, books, digital products and other publishing products, but also with other mass media, websites, and many other types of leisure-time activities. We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the markets we serve. As advertising budgets have diminished and the number of media offerings have grown, the competition for advertising dollars has intensified. Competition for advertising revenue in publications is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services, the desirability of the magazine’s demographic and the effectiveness of advertising sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price, customer service, circulation revenues and, ultimately, advertising revenues. Our websites compete with other how-to, food and lifestyle websites. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for digital adverting is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site. Because some forms of media have relatively low barriers to entry, we anticipate that additional competitors, some of which have greater resources than we do, may enter these markets and intensify competition.
Our Merchandising segment competitors consist of mass-market and department stores that compete with the mass-market, home improvement and department stores in which our Merchandising segment products are sold. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the respective product categories, including with products sold under our partners' private labels. We also compete with the internet businesses of these stores and other websites that sell similar retail goods.
Our failure to meet the competitive pressures in any of these segments could negatively impact our results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Information concerning the location, use and approximate square footage of our principal facilities as of December 31, 2012, all of which are leased, is set forth below:

Location	Use	Approximate Area in Square Feet
601 West 26th Street New York, NY	Publishing segment editorial and production offices (includes magazines, digital and books), advertising sales offices, product design facilities, photography studio, test kitchens, property storage, principal executive and administrative offices and corporate offices	225,042

Satellite Sales Offices in Michigan, Illinois and California	Advertising sales offices	6,302
We vacated our television production facilities at 221 West 26th Street and our executive and administrative office for television production at 226 West 26th Street at the end of the second quarter of 2012. The other leases for our offices and facilities expire between 2015 and 2018, and some of these leases are subject to our renewal.
We also have certain property rights under an intangible asset agreement covering our use of various residences owned by Martha Stewart for our editorial, creative and product development processes. These living laboratories allow us to experiment with new designs and new products, such as garden layouts, help generate ideas for new content available to all of our media outlets and serve as locations for photo spreads and video segments. The description of this intangible asset agreement is incorporated by reference into Item 13 and disclosed in the related party transaction disclosure in Note 10, Related Party Transactions, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
We believe that our existing facilities are well maintained and in good operating condition.
Item 3. Legal Proceedings
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, the Macy's plaintiffs claim that our planned activities under our commercial agreement with J.C. Penney materially breach the agreement between us and Macy's Merchandising Group, Inc. dated April 3, 2006. The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited our activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013 and is currently ongoing. We believe that we have meritorious defenses to the claims made by the Macy's plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter are significant.
We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. Other than Macy's, none of these proceedings is deemed material.
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

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Q4 2012
High Sales Price	$4.54	$5.49	$4.75	$5.19	$4.89	$3.94	$3.81	$3.24
Low Sales Price	$3.40	$3.45	$2.97	$2.77	$3.70	$2.95	$2.87	$2.28
As of February 20, 2013, there were 7,508 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
We do not pay regular quarterly dividends. However, in December 2011, our Board of Directors declared and paid a special one-time dividend of $0.25 per share of common stock for a total dividend payment of $16.7 million.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

PERFORMANCE GRAPH
The following graph compares the performance of our Class A Common Stock during the period commencing on January 1, 2008 and ending on December 31, 2012, with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Composite Index”) and the stocks included in the Media General Financial Services database under the Standard Industry Code 2721 (Publishing-Periodicals) (the “SIC Code Index”). In 2012, we revised the performance graph to include a comparison with the Standard & Poor's SmallCap 600 Index ("S&P SmallCap 600 Index") and with a peer group of companies engaged in multimedia and licensing businesses similar to ours ("Peer Group").
The addition of the S&P SmallCap 600 Index and the Peer Group in 2012 was the result of updating the comparison of the performance of our Class A Common Stock with indices that are more closely aligned with our businesses and size. The S&P SmallCap 600 Index is comprised of 600 domestic (United States) companies with a market capitalization in the range of $300 million to $1.4 billion in the financial, information technology, consumer discretionary and industrials sectors covering approximately 3% of the domestic equities market and is weighted by market capitalization. The Peer Group selected by us, which is also weighted by market capitalization, is comprised of Gannett Co. Inc., Iconix Brand Group, Inc., Kenneth Cole Productions, Lifetime Brands, Inc., Meredith Corporation, Scholastic Corp. and XO Group Inc.
For comparative purposes, we have included the SIC Code Index and the S&P 500 Composite Index, but we do not plan to include these indices in the future. The SIC Code Index consists of companies that are primarily publishers of periodicals, although many also conduct other businesses, including owning and operating television stations and cable networks. The hypothetical investment assumes investment in a portfolio of equity securities that mirror the composition of the SIC Code Index and is weighted according to market capitalization of the companies in the index.
The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P SmallCap 600 Index, the Peer Group, the S&P 500 Composite Index and the SIC Code Index at the closing prices on December 31, 2007 and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Martha Stewart Living Omnimedia, Inc
S&P SmallCap 600 Index
S&P 500 Composite Index
SIC Code Index
Peer Group
$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

Item 6. Selected Financial Data.
The information set forth below for the five years ended December 31, 2012 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below (in thousands, except share per share amounts).

	2012	2011	2010	2009	2008
INCOME STATEMENT DATA REVENUES
Publishing	$122,540	$140,857	$145,573	$146,100	$179,116
Merchandising	57,574	48,614	42,806	52,566	57,866
Broadcasting	17,513	31,962	42,434	46,111	47,328
Total revenues	197,627	221,433	230,813	244,777	284,310
Operating loss	(56,396)	(18,594)	(8,663)	(11,968)	(10,857)
Net loss	$(56,085)	$(15,519)	$(9,596)	$(14,578)	$(15,665)
PER SHARE DATA
Loss per share:
Basic and diluted—Net loss	$(0.83)	$(0.28)	$(0.18)	$(0.27)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	67,231,463	55,880,896	54,440,490	53,879,785	53,359,538
Dividends per common share	$—	$0.25	$—	$—	$—
FINANCIAL POSITION
Cash and cash equivalents	$19,925	$38,453	$23,204	$25,384	$50,204
Short-term investments	29,182	11,051	10,091	13,085	9,915
Total assets	154,260	216,120	222,314	229,791	261,285
Long-term obligations	—	—	7,500	13,500	19,500
Shareholders’ equity	95,516	147,947	139,033	143,820	150,995
OTHER FINANCIAL DATA
Cash flow provided by / (used in) operating activities	$239	$(2,220)	$1,872	$(9,273)	$39,699
Cash flow (used in) / provided by investing activities	(18,918)	6,886	153	(9,617)	(38,856)
Cash flow provided by / (used in) financing activities	151	10,583	(4,205)	(5,930)	18,825
NOTES TO SELECTED FINANCIAL DATA
Loss from continuing operations
2012 results include a non-cash goodwill impairment charge related to the Publishing segment of approximately $44.3 million and restructuring charges of approximately $4.8 million.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality, licensed products that we design. We are organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for 2012, 2011 and 2010.

	2012		2011	2010
Total Revenues	$197,627		$221,433	$230,813
Total Operating Costs and Expenses	(254,023)	*	(240,027)	(239,476)
Total Operating Loss	$(56,396)		$(18,594)	$(8,663)
* Publishing segment operating costs and expenses included a non-cash goodwill impairment charge of $44.3 million.
We generate revenue from various sources such as advertising customers and licensing partners. Publishing is our largest business segment, accounting for 62% of our total revenues in 2012. The primary source of Publishing segment revenue is advertising from our magazines which, in 2012, included Martha Stewart Living, Martha Stewart Weddings, Everyday Food and Whole Living. As part of the Publishing Restructuring, Everyday Food ceased publication as a stand-alone title with its December 2012 issue and Whole Living was discontinued after its January/February 2013 issue. Magazine subscriptions, newsstand sales and royalties from our book business account for most of the balance of the print portion of Publishing segment revenue. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our Martha Stewart Living program at The Home Depot and our Martha Stewart Collection at Macy’s. Pursuant to our commercial agreement with J.C. Penney, we began to provide product design services in January 2012 for which we earn a fee. Our manufacturing partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples), Wilton Properties Inc. for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at Petsmart), as well as with a variety of manufacturing partnerships to produce products under the Emeril brand. In 2012, Broadcasting segment revenue was derived primarily from television advertising and license fees from our agreement with Hallmark Channel, as well as satellite radio advertising, license fees and sponsorship revenues. Our agreement with the Hallmark Channel to televise The Martha Stewart Show concluded with the completion of season 7 in September 2012. While the Hallmark Channel retains certain rights to some of our programming other than The Martha Stewart Show (“companion programming”) through September 2013, we completed the delivery of all of our companion programming to the Hallmark Channel by December 31, 2011 and therefore will not recognize any additional revenues from this source. Effective January 1, 2012, our agreement with Sirius XM provided for all radio advertising on the Martha Stewart Living Radio channel to be sold, and all revenue from such advertising retained, by Sirius XM, except for a portion of the revenue from radio advertising sold in the fourth quarter of 2012. On January 31, 2013, we announced a new agreement with Sirius XM Radio at a reduced license fee, along with a reduction of original programming to approximately 10 hours each week. The new agreement with Sirius XM Radio replaces the Martha Stewart Living Radio channel with a new, daily radio show hosted by Martha Stewart on SiriusXM Stars, channel 107. During 2012, we significantly restructured the Broadcasting segment, which included the termination of our live audience television production operations. We expect that the operations of this segment in 2013 and beyond will consist of television content library licensing, satellite radio operations and limited television production operations.
We incur expenses primarily consisting of compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing and distributing magazines (including related direct mail and other marketing expenses), the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties and the costs associated with producing our television and video programming. We also incur general overhead costs, including facilities and related expenses. In 2012, we incurred restructuring charges associated with significant changes in our Broadcasting business and more recently of our Publishing business, as described above. The restructuring charges primarily consisted of employee severance and other employee-related termination costs. In addition, we also incurred restructuring charges in 2012 related to the departure of our President and Chief Executive Officer. In 2011, we

incurred restructuring charges associated with the installation of a new executive management team and the implementation of their strategic vision.
Our results for 2012 include a non-cash goodwill impairment charge of $44.3 million as a result of the Publishing segment experiencing slower than anticipated growth in advertising.
Detailed segment operating results for 2012, 2011 and 2010 are summarized below.

	2012		2011	2010
Segment Revenues:
Publishing	$122,540		$140,857	$145,573
Merchandising	57,574		48,614	42,806
Broadcasting	17,513		31,962	42,434
TOTAL REVENUES	197,627		221,433	230,813
Segment Operating Costs and Expenses:
Publishing	(184,569)	*	(147,321)	(142,923)
Merchandising	(18,097)		(18,642)	(17,805)
Broadcasting	(15,159)		(36,702)	(44,012)
TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	(217,825)		(202,665)	(204,740)
Operating Income / (Loss):
Publishing	(62,029)		(6,464)	2,650
Merchandising	39,477		29,972	25,001
Broadcasting	2,354		(4,740)	(1,578)
Total Segment Operating (Loss) / Income Before Corporate Expenses	(20,198)		18,768	26,073
Corporate Expenses **	(36,198)		(37,362)	(34,736)
TOTAL OPERATING LOSS	$(56,396)		$(18,594)	$(8,663)
* Publishing segment operating costs and expenses for 2012 included a non-cash goodwill impairment charge of $44.3 million.
** Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive, finance, legal, human resources, corporate communications, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance.

2012 Operating Results Compared to 2011 Operating Results
In 2012, total revenues decreased 11% from 2011 due to a decline in print, television and digital advertising revenue and the inclusion in 2011 of revenue associated with the delivery of certain television companion programming to the Hallmark Channel. In addition, our circulation revenue declined due to lower subscription and newsstand revenues. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships.
In 2012, our operating costs and expenses before Corporate expenses included a non-cash goodwill impairment charge of $44.3 million in our Publishing segment. Excluding the impairment charge, our operating costs and expenses before Corporate expenses in 2012 decreased $29.1 million or 14% from 2011 since we were no longer incurring television production costs associated with the Hallmark Channel companion programming, as well as lower production, distribution and editorial costs in our Publishing segment.
Television advertising revenues and production costs also declined due to the conclusion in September 2012 of our agreement with the Hallmark Channel to televise The Martha Stewart Show.
Corporate expenses decreased 3% in 2012 as compared 2011, primarily due to the inclusion in Corporate of $3.7 million of restructuring charges in 2011, compared to $1.9 million of restructuring charges in 2012. In addition, Corporate expenses decreased due to lower cash compensation and non-cash equity compensation costs related to executive management, partially offset by higher legal fees.
2011 Operating Results Compared to 2010 Operating Results
In 2011, total revenues decreased 4% from 2010 largely due to lower television and print advertising revenue. The 2010 revenues also included royalties related to our Kmart and 1-800-Flowers.com agreements, which ended in January 2010 and June 2010, respectively, and the $2.2 million termination payment that we received from 1-800-Flowers.com, as well as substantially all of the exclusive license fee of approximately $5.0 million from the Hallmark Channel for a significant portion of our library of programming. The 2010 revenues further included a $1.0 million one-time payment received from a manufacturing partner. The reduced television and print advertising revenues and the absence of these 2010 items were partially offset by higher 2011 television revenue from license fees related to our new programming on the Hallmark Channel, an increase in Merchandising segment revenues from increased sales by certain of our existing partners and higher digital advertising revenue.
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
Liquidity
During 2012, our overall cash, cash equivalents and short-term investments decreased $0.4 million from $49.5 million at December 31, 2011 to $49.1 million at December 31, 2012. Despite our net loss of $(56.1) million in 2012, $0.2 million of cash was provided from operating activities in 2012. The slight overall decrease in cash, cash equivalents and short-term investments was due to cash used for capital expenditures. We had no borrowings against our line of credit as of December 31, 2012 or 2011.

RESULTS OF OPERATIONS
Comparison of 2012 to 2011.
PUBLISHING SEGMENT

(in thousands)	2012	2011	Better / (Worse)
Publishing Segment Revenues
Print Advertising	$56,763	$67,740	$(10,977)
Digital Advertising	20,752	23,366	(2,614)
Circulation	41,620	46,109	(4,489)
Books	1,475	1,814	(339)
Other	1,930	1,828	102
Total Publishing Segment Revenues	$122,540	$140,857	$(18,317)
Publishing Segment Operating Costs and Expenses
Production, distribution and editorial	(79,548)	(86,197)	6,649
Selling and promotion	(49,797)	(51,036)	1,239
General and administrative	(8,254)	(8,486)	232
Depreciation and amortization	(742)	(774)	32
Restructuring charges	(1,971)	(828)	(1,143)
Goodwill impairment	(44,257)	—	(44,257)
Total Publishing Segment Operating Costs and Expenses	$(184,569)	$(147,321)	$(37,248)
Publishing Segment Operating Loss	$(62,029)	$(6,464)	$(55,565)
Publishing segment revenues decreased 13% in 2012 from 2011. Print advertising revenue decreased $11.0 million primarily due to a decrease in advertising pages in Martha Stewart Living, along with slightly lower rates. Advertising pages also decreased slightly in Whole Living and Everyday Food magazines. These decreases were partially offset by an increase in advertising pages in Martha Stewart Weddings and the related special interest publications. In 2012, we published four special interest publications, two of which contributed significant advertising revenue—Martha Stewart Weddings Real Weddings and Martha Stewart Weddings Destination Weddings and Dream Honeymoons. In 2011, while we also published four special interest publications, only one contributed significant advertising revenue—Martha Stewart Weddings Destination Weddings and Dream Honeymoons. Digital advertising revenue decreased $2.6 million in 2012 from 2011 due to fewer advertising units sold and lower rates. Circulation revenue decreased $4.5 million due to lower subscription revenue per copy of Martha Stewart Living and Everyday Food, from increased reliance on third-party, lower revenue subscription sources, as well as lower newsstand sales of Martha Stewart Living and our other titles. Partially offsetting these declines was an increase in revenue related to the sales and distribution of our magazines digitally, on various tablet devices and platforms. In 2011, this revenue was classified as “Other”, as we did not include the digital circulation of our magazines toward our rate base guarantees to advertisers. Beginning in January 2012, we included digital circulation in our rate base guarantees, and therefore reclassified the sales from digital circulation as “Circulation” revenue. Revenue related to our books business decreased $0.3 million in 2012 from 2011 primarily due to one fewer manuscript delivered and accepted in 2012, as compared to 2011, related to our multi-book agreements with The Crown Publishing Group (Clarkson Potter) for Martha Stewart books. Other revenue increased $0.1 million due to sponsorship revenues related to a fourth quarter 2012 advertising and marketing event, American Made by Martha Stewart, that did not occur in 2011, largely offset by the reclassification in presentation of the digital distribution and sales of our magazine content on portable devices that is now included in "Circulation" revenue.
Production, distribution and editorial expenses decreased $6.6 million in 2012 from 2011 primarily due to a decline in paper, printing and distribution expenses from fewer magazine pages produced in Martha Stewart Living and lower pricing. The decrease in production, distribution and editorial expenses also reflected reduced art and editorial compensation and story costs to support the print and digital magazines. These decreases were partially offset by an increase in headcount and higher project costs to support the website and other digital initiatives, as well as an increase in paper, printing and distribution expenses from an increase in magazine pages produced in Martha Stewart Weddings and related special interest publications. Selling and promotion expenses decreased $1.2 million in 2012 from 2011 due to lower subscriber acquisition costs, which included a significant reduction of our direct mail campaigns. Additionally, selling and promotion expenses decreased due to lower renewal costs and lower newsstand marketing costs. Partially offsetting these decreases were higher compensation costs related to the investment in our advertising sales and marketing efforts, as well as the expenses associated with American Made by Martha Stewart, that did not occur in 2011. Restructuring charges in 2012 represented employee severance costs as compared to the restructuring charges in 2011, which included both employee severance costs and certain consulting costs.

Restructuring charges increased $1.1 million in 2012 from 2011 as the result of the workforce reduction related to the Publishing Restructuring. As reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012, we performed an interim review of goodwill for impairment and determined that the goodwill associated with the Publishing segment was impaired as of September 30, 2012. The non-cash goodwill impairment charge of $44.3 million was the result of the Publishing segment experiencing slower than anticipated growth in advertising. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies under the heading "Goodwill and intangible assets."

MERCHANDISING SEGMENT

(in thousands)	2012	2011	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$57,574	$48,614	$8,960
Total Merchandising Segment Revenues	$57,574	$48,614	$8,960
Merchandising Segment Operating Costs and Expenses
Production, distribution and editorial	(11,251)	(8,668)	(2,583)
Selling and promotion	(2,143)	(4,726)	2,583
General and administrative	(4,570)	(5,203)	633
Depreciation and amortization	(52)	(32)	(20)
Restructuring charges	(81)	(13)	(68)
Total Merchandising Segment Operating Costs and Expenses	$(18,097)	$(18,642)	$545
Merchandising Segment Operating Income	$39,477	$29,972	$9,505
Merchandising segment revenues increased 18% in 2012 from 2011. Royalty and other revenues increased $9.0 million primarily due to the recognition of design fees from our commercial agreement with J.C. Penney, royalties from our new merchandising relationship with Avery, an increase in royalties from our retail agreement with Macy's and higher sales of our pets products with Age Group. Partially offsetting these increases was a decline in sales of our soft flooring line of products at The Home Depot.
Production, distribution and editorial expenses increased $2.6 million in 2012 from 2011 due to an increase in headcount to support our new merchandising partners with expanded product design services. Selling and promotion expenses and related other revenue both declined approximately $2.6 million as a result of a decrease in reimbursable services that we provided to our partners for creative services projects. General and administrative expenses decreased $0.6 million due to lower compensation costs in 2012 as compared to 2011, as well as the inclusion in 2011 of legal and administrative fees associated with commercial agreements with certain of our partners. Partially offsetting this decrease was a one-time benefit in non-cash compensation expense in 2011 related to certain executive departures in the Merchandising segment, with no comparable benefit in 2012.

BROADCASTING SEGMENT

(in thousands)	2012	2011	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$9,908	$15,201	$(5,293)
Licensing and other	7,605	16,761	(9,156)
Total Broadcasting Segment Revenues	$17,513	$31,962	$(14,449)
Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(12,548)	(32,219)	19,671
Selling and promotion	(513)	(1,446)	933
General and administrative	(894)	(1,967)	1,073
Depreciation and amortization	(388)	(470)	82
Restructuring charges	(816)	(600)	(216)
Total Broadcasting Segment Operating Costs and Expenses	$(15,159)	$(36,702)	$21,543
Broadcasting Segment Operating Income / (Loss)	$2,354	$(4,740)	$7,094
Broadcasting segment revenues decreased 45% in 2012 from 2011. Advertising revenue decreased $5.3 million due to lower revenue from television integrations in 2012 from 2011 and due to the conclusion in September 2012 of our agreement with the Hallmark Channel to televise The Martha Stewart Show, which had contributed advertising revenue for twelve months in 2011, as compared to nine months in 2012. Additionally, advertising revenue from our radio business decreased $0.9 million as a result of our revised agreement with Sirius XM, effective January 1, 2012. The decreases in advertising revenue were partially offset by sponsorship revenue related to Martha Stewart’s Cooking School, a new weekly series that debuted on PBS in October. In addition, in accordance with our accounting policy, we released amounts previously reserved for audience underdelivery related to seasons 5 and prior of the The Martha Stewart Show under our syndication agreement with NBC. For further information, see "Schedule II—Valuation and Qualifying Accounts" at the end of this Annual Report on Form 10-K.
Television licensing and other revenue decreased $9.2 million in 2012 from 2011 largely due to the inclusion of revenues associated with delivery of television companion programming to the Hallmark Channel during 2011, which delivery concluded in December 2011. Licensing revenue was also impacted by the reduced radio fees from our amended agreement with Sirius XM.
Production, distribution and editorial expenses decreased $19.7 million in 2012 from 2011 since we were no longer incurring television production costs associated with the Hallmark Channel companion programming such as were incurred in 2011. Additionally, television production costs for season 7 of The Martha Stewart Show on the Hallmark Channel were lower than television production costs for season 6, including the savings from having vacated our television studio facilities on June 30, 2012, and having ended airing of The Martha Stewart Show in September 2012. Radio production and editorial costs were also lower as the amount of original radio programming on the Martha Stewart Living Radio channel was lower in 2012 than in 2011. Selling and promotion expenses decreased $0.9 million primarily due to lower compensation costs related to a reduction in the television advertising sales staff. General and administrative expenses decreased $1.1 million due primarily to lower compensation costs from a reduction in headcount. Restructuring charges in 2012 primarily included employee severance costs related to the termination of our live audience television production operations, as compared to the restructuring charges in 2011, which included both employee severance costs and certain other non-recurring costs.

CORPORATE

(in thousands)	2012	2011	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(31,430)	$(30,985)	$(445)
Depreciation and amortization	(2,825)	(2,702)	(123)
Restructuring charges	(1,943)	(3,675)	1,732
Total Corporate Operating Costs and Expenses	$(36,198)	$(37,362)	$1,164
Corporate operating costs and expenses decreased 3% in 2012 from 2011. General and administrative expenses increased $0.4 million primarily due to higher professional fees, principally legal costs. The increase in general administrative expenses was partially offset by reduced compensation expense and non-cash equity compensation related to executive management. Restructuring charges in 2012 primarily included the costs associated with the departure of our President and Chief Executive Officer. Also included in the restructuring charges in 2012 were other employee severance costs. Restructuring charges in 2011 included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Additionally, the 2011 restructuring charge of $3.7 million included an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.
OTHER ITEMS
INTEREST INCOME / (EXPENSE). Interest income was $0.8 million in 2012 compared to net interest expense in 2011 of $(0.3) million. In 2011, we completely repaid our then outstanding $9.0 million term loan balance.
GAIN ON SALE OF COST-BASED INVESTMENT. Gain on the sale of a cost-based investment was $1.2 million in 2012 compared to a gain of $7.6 million in 2011. The gain in 2012 was related to selling our cost-based investments in Ziplist and pingg common stock for cash of $0.8 million and $0.4 million, respectively. The gain in 2011 was related to selling our cost-based investment in WeddingWire in December 2011 for cash of $11.0 million.
OTHER-THAN-TEMPORARY LOSS ON COST-BASED INVESTMENTS. Other-than-temporary loss on cost-based investments was $0.1 million for 2012 compared to $2.7 million in 2011. The loss in 2012 was related to writing down the carrying value of the Company's remaining cost-based equity investment in United Craft MS Brands, LLC. The loss in 2011 was related to the write down of the carrying value of our cost-based investments in pingg and Ziplist after concluding that these investments were substantially impaired.
NET LOSS. Net loss was $(56.1) million for 2012, compared to a net loss of $(15.5) million for 2011, as a result of the factors described above.

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
Publishing segment revenues decreased 3% in 2011 from 2010. Print advertising revenue decreased $6.1 million in 2011 from 2010 due to the decrease in advertising pages in Martha Stewart Living, Everyday Food and Whole Living, partially offset by higher rates across these three publications. Martha Stewart Weddings advertising revenue increased due to an increase in advertising pages, partially offset by lower rates. Digital advertising revenue increased $1.9 million in 2011 from 2010 due to an increase in sold advertising volume, partially offset by lower rates. Circulation revenue was essentially flat in 2011 as compared to 2010 due to lower newsstand sales of Martha Stewart Living, Everyday Food and Whole Living, partially offset by the sales of the special issue of Everyday Food with no comparable special interest publication in the prior year, as well as higher newsstand sales of Martha Stewart Weddings. Also offsetting the decline in combined newsstand sales was the increase in volume of subscription copies of Martha Stewart Living at higher revenues per copy from 2010. Revenue related to our books business decreased $0.9 million primarily due to the delivery and acceptance in 2011 of lower-value manuscripts related to our multi-book agreements with The Crown Publishing Group (Clarkson Potter) for Martha Stewart books. Other revenue increased $0.7 million primarily due to increased digital distribution and sales of our content on portable devices, including iPad versions of our titles and iPad/iPhone apps.
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
Merchandising segment revenues increased 14% in 2011 from 2010. Royalty and other revenues increased $5.8 million primarily due to increased sales by certain of our existing partners, partially offset by the inclusion in 2010 of royalties and a one-time $2.2 million termination payment from 1-800-Flowers.com, an agreement that ended in June 2010. In addition, 2010 results included royalties from the terminated Kmart license and other expired partnerships, as well as a one-time $1.0 million payment received from a manufacturing partner.
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

BROADCASTING SEGMENT

(in thousands)	2011	2010	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$15,201	$23,499	$(8,298)
Licensing and other	16,761	18,935	(2,174)
Total Broadcasting Segment Revenues	$31,962	$42,434	$(10,472)
Broadcasting Segment Operating Costs and Expenses
Production, distribution and editorial	(32,219)	(37,870)	5,651
Selling and promotion	(1,446)	(3,254)	1,808
General and administrative	(1,967)	(2,010)	43
Depreciation and amortization	(470)	(878)	408
Restructuring charges	(600)	—	(600)
Total Broadcasting Segment Operating Costs and Expenses	$(36,702)	$(44,012)	$7,310
Broadcasting Segment Operating Loss	$(4,740)	$(1,578)	$(3,162)
Broadcasting segment revenues decreased 25% in 2011 from 2010. Advertising revenue decreased $8.3 million primarily due to the decline in ratings, as well as lower rates, for season 6 of The Martha Stewart Show on the Hallmark Channel as compared to season 5 of The Martha Stewart Show in syndication. Advertising revenue also declined due to fewer sales of television integrations, lower integration rates and decreased radio advertising in 2011 from 2010. Television licensing and other revenue decreased $2.2 million primarily due to the inclusion in the first quarter of 2010 of substantially all of the exclusive license fee of approximately $5.0 million from the Hallmark Channel for a significant portion of our library of programming, as well as lower talent fees for certain television programming featuring Emeril Lagasse and lower international sales of The Martha Stewart Show. The decrease in these television licensing revenues was partially offset by the delivery of television programming in 2011 to the Hallmark Channel as part of the companion programming to The Martha Stewart Show, which included Emeril's Table, Mad Hungry with Lucinda Scala Quinn, Martha Bakes, holiday and other specials and Petkeeping with Marc Morrone.
Production, distribution and editorial expenses decreased $5.7 million due to lower television production costs related to season 6 of The Martha Stewart Show on the Hallmark Channel and the absence of distribution fees, which were payable under the season 5 syndication agreement for The Martha Stewart Show. The cost savings from The Martha Stewart Show season 6 were partially offset by higher television production costs associated with the delivery of new programming to the Hallmark Channel and a non-cash impairment charge of approximately $1.3 million for a definite-lived intangible asset previously acquired by the Broadcasting segment related to a television content library. Selling and promotion expenses decreased $1.8 million primarily due to lower staff costs from the fourth quarter 2010 reorganization of our advertising sales department. Restructuring charges included employee severance as well as certain other non-recurring costs.

CORPORATE

(in thousands)	2011	2010	Better / (Worse)
Corporate Operating Costs and Expenses
General and administrative	$(30,985)	$(32,152)	$1,167
Depreciation and amortization	(2,702)	(2,584)	(118)
Restructuring charges	(3,675)	—	(3,675)
Total Corporate Operating Costs and Expenses	$(37,362)	$(34,736)	$(2,626)
Corporate operating costs and expenses increased 8% in 2011 from 2010. General and administrative expenses decreased $1.2 million due to the reallocation of facilities-related expenses to our Publishing segment to reflect 2011 utilization of office space, as well as the inclusion in 2010 of severance charges related to the reorganization of our advertising sales department, lower rent expense from the consolidation of certain offices and decreased general overhead spending. These decreases were partially offset by an increase in compensation expense as a result of overlaps in our executive management team during transition periods and higher professional fees. Restructuring charges included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Also included in the $3.7 million restructuring charge was an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.
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
OTHER-THAN-TEMPORARY LOSS ON COST-BASED INVESTMENTS. Other-than-temporary loss on cost-based investments was $2.7 million for 2011 with no comparable loss in 2010. The loss was related to the write down of the carrying value of our cost-based investments in pingg and Ziplist after concluding that these investments were substantially impaired.
NET LOSS. Net loss was $(15.5) million for 2011, compared to a net loss of $(9.6) million for 2010, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
During 2012, our overall cash, cash equivalents and short-term investments decreased $0.4 million from $49.5 million at December 31, 2011 to $49.1 million at December 31, 2012. Despite our net loss of $(56.1) million in 2012, $0.2 million of cash was provided from operating activities in 2012. The slight overall decrease in cash, cash equivalents and short-term investments was due to cash used for capital expenditures.
During February 2012, we increased our line of credit with Bank of America to $25.0 million, incorporating a previous $5.0 million line. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. On January 11, 2013, we amended our line of credit agreement with Bank of America, which served to reduce the existing commitment from $25.0 million to $10.0 million. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 6, Credit Facilities, for further discussion of the our line of credit with Bank of America. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months.
Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described previously, which include cash from advertising and magazine customers and licensing partners. Operating cash outflows generally include employee and related costs, the physical costs associated with producing magazines, the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties and the costs of facilities. In 2012, we also used cash for the production costs incurred for our television programming that are expected to be significantly reduced as the result of our restructuring activities in the Broadcasting segment.
Cash provided by and (used in) operating activities was $0.2 million, $(2.2) million and $1.9 million in 2012, 2011 and 2010, respectively. In 2012, cash from operating activities increased slightly, despite our operating loss, as discussed earlier, due to the collection of receivables from advertising and television license fees recorded in 2011, as well as a decrease in the amount of paper inventory. Additionally, our operating loss in 2012 included a goodwill impairment charge of $44.3 million in our Publishing segment that had no impact on our cash from operating activities. Cash provided by operating activities was partially offset by cash used to pay fees associated with the syndicated distribution of seasons 4 and 5 of The Martha Stewart Show. The other reductions in our accounts payable and accrued liabilities reflect the significant changes in our Broadcasting and Publishing businesses, specifically the termination of our live audience television production operations and discontinuation of Whole Living after its January/February 2013 issue and Everyday Food as a stand-alone title after its December 2012 issue.
In 2011, the $(2.2) million of cash used in operations was the result of our operating loss, as well as payments of certain non-recurring Broadcasting segment liabilities established in prior years and a delay in the timing of cash receipts from magazine subscription orders. These decreases in cash from operations in 2011 were partially offset by the collection of advertising and television license fee receivables and the receipt of an upfront advance payment related to our multi-book agreement with The Crown Publishing Group (Clarkson Potter) for Martha Stewart books.
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
Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. In 2012 and 2011, cash inflows from investing activities also included the proceeds from selling cost-based investments classified as other non-current assets. Investing cash outflows generally include payments for short- and long-term investments and additions to property, plant, and equipment.
Cash (used in) and provided by investing activities was $(18.9) million, $6.9 million and $0.2 million in 2012, 2011 and 2010, respectively. In 2012, cash used in investing activities predominantly consisted of amounts used to purchase short-term corporate obligations and international bank securities, as well as for capital improvements to our information technology infrastructure. Partially offsetting the cash used in investing activities were the proceeds from the sales of short-term investments and from the sales of Ziplist and pingg common stock for aggregate cash consideration of $1.2 million.
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
Cash flows provided by and (used in) financing activities were $0.2 million, $10.6 million and $(4.2) million in 2012, 2011 and 2010, respectively. In 2012, cash flows provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
In 2011, cash provided by financing activities was primarily the result of proceeds received from issuing 11.0 million shares of our Class A Common Stock and one share of Series A Preferred Stock to J.C. Penney in exchange for $38.5 million. These proceeds were partially offset by the payment of a special one-time dividend of $16.7 million and the complete repayment of our outstanding $9.0 million term loan balance with Bank of America.
In 2010, we made $4.5 million in principal pre-payments on our term loan with Bank of America.
Debt
During February 2012, we increased our line of credit with Bank of America to $25.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require us to be in compliance with certain financial and other covenants, with which we were compliant as of December 31, 2012.
The loan agreement, which was to expire on February 14, 2013, was amended on January 11, 2013, at which time the line was reduced to $10.0 million. The January 11, 2013 agreement also amended the expiration date to be June 12, 2013, at which time any outstanding amounts borrowed under the agreement are then due and payable. We had no outstanding borrowings under our line of credit as of December 31, 2012 or 2011, but had outstanding letters of credit as of such dates of $1.6 million and $2.6 million, respectively.
Cash Requirements
Our commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under our operating leases are summarized in the table below. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 11, Commitments and Contingencies, for further discussion.

	Total
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Operating Lease Obligations (1)	$40,240	$8,698	$15,225	$15,597	$720	$—
Unrecognized Tax Benefits (2)	72	—	—	—	—	72
Total	$40,312	$8,698	$15,225	$15,597	$720	$72

(1)
Operating lease obligations are shown net of sublease income in this table. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 11, Commitments and Contingencies, for further discussion of operating leases.

(2)
This amount represents expected payments with interest for uncertain tax positions as of December 31, 2012. We are not able to reasonably estimate the timing of future cash flows related to this liability, and therefore have presented this amount as “Other” in the table above. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 9, Income Taxes, for further discussion of income taxes.

In addition to our contractual obligations, we expect to use approximately $4.0 million in cash in 2013 for capital expenditures primarily for leasehold improvements to our office space and continued upgrades to our corporate information technology.
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

Magazine Publication Schedule Year ended December 31,	2012	2011
Martha Stewart Living	12 Issues	12 Issues
Martha Stewart Weddings	4 Issues	4 Issues
Everyday Food	10 Issues	10 Issues
Whole Living	9 Issues	10 Issues
Special Interest Publications (a)	4 Issues	4 Issues

(a)
 In 2012, we published two special issues of Martha Stewart Weddings as compared to 2011 during which we published one special issue of Martha Stewart Weddings. These Martha Stewart Weddings specials contributed both advertising and newsstand revenues. In 2012, we also published two other special issues — The Best of Martha Stewart Living Organizing and The Best of Martha Stewart Halloween Handbook — as compared to 2011 during which we published three other special issues — Martha Stewart Living Halloween Flights of Fancy, Martha Stewart Holiday Handbook and a full-sized Everyday Food special. These other special issues contributed primarily newsstand revenues.

OFF-BALANCE SHEET ARRANGEMENTS
Our bylaws may require us to indemnify our directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceedings against them as to which they could be indemnified. We also have contractual indemnification obligations with our directors.
RELATED PARTY TRANSACTIONS
In December 2011, J.C. Penney purchased 11,000,000 newly-issued shares of the Class A Common Stock and one share of our Series A Preferred Stock in exchange for cash of $38.5 million. As of December 31, 2012, J.C. Penney holds an approximate 16.4% investment in our total Class A and Class B Common Stock outstanding.
In December 2011, we entered into a Commercial Agreement with J.C. Penney. The Commercial Agreement provides for an initial term that will expire on January 28, 2023, unless earlier terminated in accordance with its terms. Pursuant to the Commercial Agreement, J.C. Penney will sell certain home products (the “Products”) through www.jcp.com and in J.C. Penney stores throughout the United States. The Commercial Agreement was subsequently amended in July 2012 to add certain additional categories of Products. J.C. Penney is required to pay a commission on all Product sales. The commission rate payable to us is within the range of commissions earned from similar programs in which we participate with non-related party partners. J.C. Penney is obligated to make minimum guaranteed payments against commissions generated on sales of the Products. The minimum guaranteed payment for any year is subject to increase if the actual commissions from the prior year exceed the minimum guaranteed payment for such year by a specified percentage. The Commercial Agreement also requires

J.C. Penney to pay an annual design fee to us and to commit to an annual marketing spend to promote the Products, some of which must be spent to advertise in our properties.
For the year ended December 31, 2012, we recorded revenues earned from J.C. Penney of $8.1 million. These revenues represent the total amount earned from design fees, advertising, television sponsorships and creative services. As of December 31, 2012, the total accounts receivable from J.C. Penney was $0.7 million.

For further information regarding J.C. Penney's investment in our company, see Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Also see Item 3. Legal Proceedings in this Annual Report on Form 10-K for discussion of litigation related to J.C. Penney.
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
We believe that, of our significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the following may involve the highest degree of judgment and complexity.
Revenue Recognition
We recognize revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances.
We participate in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in our publications and advertising impressions delivered on our website. Arrangements that were executed prior to January 1, 2010 are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Because we elected to early adopt, on a prospective basis, Financial Accounting Standards Board (“FASB”) ASU No. 09-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) (“ASU 09-13”), arrangements executed on or after January 1, 2010 are subject to the new guidance. ASU 09-13 updated the then existing multiple-element arrangement guidance in ASC 605.
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
Print advertising revenues are generally recorded upon the on-sale dates of the magazines and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are initially recognized based on estimates with respect to future returns, net of brokerage, and net of estimates of newsstand-related fees. We base our estimates on our historical experience and current market conditions. Books revenues are recorded as manuscripts are delivered to and/or accepted by our publisher. If sales on a unit basis were to exceed the initial royalty advanced for an individual title or in certain cases, advances on cross-collateralized titles, then further revenues would be recorded. Digital advertising revenues are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.
Licensing-based revenues, most of which are in our Merchandising segment, are accrued on a monthly basis based on the specific mechanisms of each contract. Payments are typically made by our partners on a quarterly basis. Generally, revenues are accrued based on actual net sales, while any minimum guarantees are earned evenly over the fiscal year.
Television advertising revenues for season 5 of The Martha Stewart Show in syndication were recognized when the related commercials were aired and were recorded net of agency commission and estimated reserves for television audience underdelivery. Television spot advertising for seasons 6 and 7 of The Martha Stewart Show was sold by the Hallmark Channel, with net receipts payable to us quarterly. Since advertisers contracted with the Hallmark Channel directly, balance sheet reserves for television audience underdelivery were not required; however, revenues were recognized when commercials were aired and were recorded net of agency commission and the impact of television audience underdelivery as determined by the Hallmark Channel. Television integration revenues were recognized when the segment featuring the related product/brand immersion was initially aired. Television revenues related to talent services provided by Emeril Lagasse are generally recognized when services are performed, regardless of when the episodes air. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement and are generally recognized upon delivery of the episodes to the licensee, provided that the license period has begun. Throughout 2010, we executed several agreements with the Hallmark Channel, certain of which were combined as one arrangement. The agreements with the Hallmark Channel were accounted for under the guidance set forth in ASC 926, Entertainment—Films. Radio advertising revenues were generally recorded when the related commercials were aired and were recorded net of agency commissions. Licensing revenues from our radio programming are recorded on a straight-line basis over the term of the agreement.
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
Based on our quantitative assessment performed during the fourth quarter of 2012, the fair value of the goodwill within the Merchandising reporting unit exceeded its carrying value by more than 25%. With respect to our goodwill that was previously recorded within the Publishing reporting unit, as reported on our Quarterly Report on Form 10-Q for the period ended September 30, 2012, we performed an interim review of goodwill for impairment and determined that the goodwill associated with the Publishing segment was impaired as of September 30, 2012. The goodwill impairment charge of $44.3 million was the result of the Publishing segment experiencing slower than anticipated growth in advertising. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies under the heading "Goodwill and intangible assets." For 2011 and 2010, no impairment charges related to goodwill were deemed necessary.
We review our trademarks, which are classified as intangible assets with indefinite useful lives within the Merchandising segment, for impairment by applying a fair-value based test annually or more frequently if events or changes in circumstances warrant, in accordance with ASC 350. We perform the impairment test by comparing the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. We estimate fair values based on the future expected cash flows, revenues, earnings and other factors, which consider reporting unit level historical results, current trends, and operating and cash flow projections. Significant judgments inherent in this analysis include estimating the amount of and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Our estimates are subject to uncertainty, and may be affected by a number of factors outside our control, including general economic conditions, the competitive market and regulatory changes. If actual results differ from our estimate of future cash flows, revenues, earnings and other factors, we may record additional impairment charges in the future.
Based on our quantitative assessment performed during the fourth quarter of 2012, the fair value of our trademarks within the Merchandising reporting unit exceeded its carrying value by more than 25%. For 2012, 2011, and 2010, no impairment charges for intangible assets with indefinite useful lives were deemed necessary.
Changes to our estimates and assumptions associated with the annual testing of our trademarks within our Merchandising reporting unit could materially affect the determination of fair value and could result in an impairment charge, which could be material to our financial position and results of operations. Increasing the discount rate we used by 1% would not have resulted in the carrying value exceeding the fair value for the trademarks within the Merchandising reporting unit.
Long-Lived and Definite-Lived Intangible Assets
We review long-lived tangible assets and intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable and exceeds their fair value, in accordance with ASC 360, “Property, Plant, and Equipment.” Using our best estimates based on reasonable assumptions and projections, we record an impairment loss to write down the assets to their estimated fair values if carrying values of such assets exceed their related undiscounted expected future cash flows. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value. We evaluate intangible assets with definite useful lives at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets at a consolidated entity or segment reporting unit level, as appropriate. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could have a material adverse effect on our financial statements.
During the three month period ended December 31, 2011, we recorded a non-cash impairment charge of approximately $1.3 million for a definite-lived intangible asset previously acquired by the Broadcasting segment related to a television content library. Because the future undiscounted cash flows for this asset were determined to be significantly lower than the carrying value, we wrote the asset down to zero. For the years ended December 31, 2012 and 2010, no impairment charges for long-lived tangible and intangible assets with definite useful lives were deemed necessary.
Deferred Income Tax Asset Valuation Allowance
We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets net deferred tax assets associated with future tax deductions, as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 9, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion of income taxes.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2012, net unrealized gains and losses on these investments were not material. In 2012, we recorded approximately $0.9 million in interest income. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.
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
Evaluation of Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited Martha Stewart Living Omnimedia, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martha Stewart Living Omnimedia, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Martha Stewart Living Omnimedia, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2013

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our Proxy Statement for our 2013 annual meeting of stockholders (our “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” “MEETINGS AND COMMITTEES OF THE BOARD—Code of Ethics” and “—Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD—Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2012,” “EXECUTIVE COMPENSATION AGREEMENTS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012,” “OPTION EXERCISES AND STOCK VESTED DURING 2012,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding beneficial ownership of our equity securities is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2012.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation plans approved by security holders:	8,326,910	(1)	$7.31	5,941,120	(2)
Equity Compensation plans not approved by security holders:	—		$—	N/A
Total	8,326,910		N/A	N/A

(1)
 Includes 719,726 shares subject to awards the vesting of which are tied to service periods; 140,500 shares subject to awards the vesting of which were originally tied to satisfaction of performance goals, but has been subsequently modified to replace those vesting conditions with vesting conditions tied to service periods; and 440,000 shares subject to awards the vesting of which are tied to the satisfaction of pricing levels in respect of our Class A Common Stock. The weighted average exercise price reported in column (b) does not take these awards into account.

(2)	Represents shares available for grant under the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements and (2) the Financial Statement Schedule. See page F-1 of this Annual Report on Form 10-K.
(3) Exhibits:

Exhibit Number		Exhibit Title
3.1	—
Martha Stewart Living Omnimedia, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, file number 333-84001 (the “Registration Statement”)).

3.1.1	—
Certificate of Designations of the Series A Preferred Stock of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Current Report on Form 8-K/A (file number 001-15395) filed on December 13, 2011).

3.2	—
Third Amended and Restated By-Laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (file number 001-15395) filed on March 16, 2012).

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

10.4†	—	Director Compensation Program (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2011 (the “2011 10-K”)).

10.5†	—
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
Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”)).

10.10	—
Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008), as amended by Exhibits 10.10.1 and 10.10.2.

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

10.10.3	—
Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2012 (“September 2012 10-Q”)).

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
Amended and Restated Services Agreement, dated as of April 2, 2012, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our March 2012 10-Q).

10.16	—
Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.17.1	—
Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2012 (“March 2012 10-Q”)).

Exhibit Number		Exhibit Title
10.17.2*	—	Amendment, dated January 11, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.18	—
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
Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions-Home, Inc., MSLO Productions-EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q), as reaffirmed by Exhibit 10.22.1.

10.19.1	—
Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions-EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.20	—
Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril's Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

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
Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company's proxy statement filed in respect of its 2005 annual meeting of stockholders, dated as of April 7, 2005).

10.33†	—	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 to our June 2011 10-Q).

10.34†	—	Employment Agreement, dated as of May 24, 2011, between Martha Stewart Living Omnimedia, Inc. and Lisa Gersh (incorporated by reference to Exhibit 10.3 to our June 2011 10-Q).

10.35†	—	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.4 to our September 2011 10-Q).

10.36†	—	Employment Agreement, dated as of August 22, 2011, between Martha Stewart Living Omnimedia, Inc. and Daniel Taitz (incorporated by reference to Exhibit 10.36 of our 2011 10-K).

10.37	—
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

10.39+	—
JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39 to our 2011 10-K), as amended by Exhibits 10.39.1 and 10.39.2.

10.39.1	—
First Amendment, dated as of January 4, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39.1 of our 2011 10-K).

10.39.2	—
Second Amendment, dated as of July 11, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J. C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to our September 2012 10-Q).

10.40	—	Letter Agreement, dated as of March 30, 2012, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.3 of our March 2012 10-Q).

10.41	—
Letter Agreement dated December 19, 2012 between the Company and Lisa Gersh (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (file number 001-15395) filed on December 19, 2012).

Exhibit Number		Exhibit Title
21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
† Indicates management contracts and compensatory plans.
+ Indicates that confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
* Indicates filed herewith.
** In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2013

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ DANIEL TAITZ
Daniel Taitz
Interim Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ DANIEL TAITZ	Interim Principal Executive Officer
Daniel Taitz

/s/ KENNETH P. WEST	Chief Financial Officer (Principal Financial Officer)
Kenneth P. West

/s/ ALLISON JACQUES	Controller (Principal Accounting Officer)
Allison Jacques

/s/ CHARLOTTE BEERS	Director
Charlotte Beers

/s/ FREDERIC FEKKAI	Director
Frederic Fekkai

/s/ ARLEN KANTARIAN	Director
Arlen Kantarian

/s/ MICHAEL W. KRAMER	Director
Michael W. Kramer

/s/ WILLIAM A. ROSKIN	Director
William A. Roskin

/s/ MARGARET M. SMYTH	Director
Margaret M. Smyth

/s/ MARTHA STEWART	Director
Martha Stewart

/s/ DANIEL E. WALKER	Director
Daniel E. Walker
Each of the above signatures is affixed as of March 1, 2013

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2013

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands except share and per share data)

	2012	2011	2010
REVENUES
Publishing	$122,540	$140,857	$145,573
Merchandising	57,574	48,614	42,806
Broadcasting	17,513	31,962	42,434
Total revenues	197,627	221,433	230,813
OPERATING COSTS AND EXPENSES
Production, distribution and editorial	103,347	127,084	128,194
Selling and promotion	52,453	57,208	60,288
General and administrative	45,148	46,641	46,362
Depreciation and amortization	4,007	3,978	4,632
Restructuring charges	4,811	5,116	—
Goodwill impairment	44,257	—	—
Total operating costs and expenses	254,023	240,027	239,476
OPERATING LOSS	(56,396)	(18,594)	(8,663)
OTHER INCOME / (EXPENSE)
Interest income / (expense), net	836	(283)	(66)
Loss on sale of fixed asset	—	—	(647)
Gain on sale of short-term investments	—	—	1,512
Income / (loss) on equity securities	—	15	(15)
Gain on sales of cost-based investments	1,165	7,647	—
Other-than-temporary loss on cost-based investments	(88)	(2,724)	—
Total other income	1,913	4,655	784
LOSS BEFORE INCOME TAXES	(54,483)	(13,939)	(7,879)
Income tax provision	(1,602)	(1,580)	(1,717)
NET LOSS	$(56,085)	$(15,519)	$(9,596)
LOSS PER SHARE—BASIC AND DILUTED
Net loss	$(0.83)	$(0.28)	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,231,463	55,880,896	54,440,490

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Net loss	$(56,085)	$(15,519)	$(9,596)
Other comprehensive loss:
Unrealized (loss) / gain on securities, net	(272)	(48)	1,131
Realized gain on investment	—	—	(1,512)
Other comprehensive loss	(272)	(48)	(381)
Total comprehensive loss	$(56,357)	$(15,567)	$(9,977)

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(in thousands except share and per share data)

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,925	$38,453
Short-term investments	29,182	11,051
Accounts receivable, net	38,073	48,237
Paper inventory	4,580	7,225
Deferred television production costs	434	—
Other current assets	3,335	4,858
Total current assets	95,529	109,824
PROPERTY AND EQUIPMENT, net	10,738	13,396
GOODWILL, net	850	45,107
OTHER INTANGIBLE ASSETS, net	45,203	45,215
OTHER NONCURRENT ASSETS, net	1,940	2,578
Total assets	$154,260	$216,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,770	$23,728
Accrued payroll and related costs	9,316	7,008
Current portion of deferred subscription revenue	13,168	16,018
Current portion of other deferred revenue	5,605	5,147
Total current liabilities	40,859	51,901
DEFERRED SUBSCRIPTION REVENUE	4,478	3,975
OTHER DEFERRED REVENUE	1,113	2,333
DEFERRED INCOME TAX LIABILITY	7,117	5,874
OTHER NONCURRENT LIABILITIES	5,177	4,090
Total liabilities	58,744	68,173
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2012 and 2011	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 41,161,289 and 40,893,964 shares issued and outstanding in 2012 and 2011, respectively	412	409
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2012 and 2011	260	260
Capital in excess of par value	340,586	336,661
Accumulated deficit	(244,529)	(188,442)
Accumulated other comprehensive loss	(438)	(166)
	96,291	148,722
Less: Class A treasury stock—59,400 shares at cost	(775)	(775)
Total shareholders’ equity	95,516	147,947
Total liabilities and shareholders’ equity	$154,260	$216,120

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2010	28,313	$283	26,690	$267	$290,387	$(146,605)	$263	(59)	$(775)	$143,820

Net loss	—	—	—	—	—	(9,596)	—	—	—	(9,596)
Other comprehensive loss	—	—	—	—	—	—	(381)	—	—	(381)
Conversion of shares	372	4	(372)	(4)	—	—	—	—	—	—
Issuance of shares in conjunction with stock option exercises	142	2	—	—	293	—	—	—	—	295
Issuance of shares of stock, restricted stock units and restricted stock, net of tax withholdings and restricted stock cancellations	(74)	(1)	—	—	(460)	—	—	—	—	(461)
Non-cash equity compensation, net of cancellations	—	—	—	—	5,356	—	—	—	—	5,356
Balance at December 31, 2010	28,753	288	26,318	263	295,576	(156,201)	(118)	(59)	(775)	139,033

Net loss	—	—	—	—	—	(15,519)	—	—	—	(15,519)
Other comprehensive loss	—	—	—	—	—	—	(48)	—	—	(48)
Conversion of shares	333	3	(333)	(3)	—	—	—	—	—	—
Issuance of shares in conjunction with stock option exercises	840	8	—	—	1,704	—	—	—	—	1,712
Issuance of shares of stock, restricted stock units and restricted stock, net of tax withholdings and restricted stock cancellations	(32)	—	—	—	(78)	—	—	—	—	(78)
Issuance of shares of stock in connection with equity sale, net of expenses	11,000	110	—	—	34,483	—	—	—	—	34,593
Common stock dividends	—	—	—	—	—	(16,722)	—	—	—	(16,722)
Non-cash equity compensation, net of cancellations	—	—	—	—	4,976	—	—	—	—	4,976
Balance at December 31, 2011	40,894	409	25,985	260	336,661	(188,442)	(166)	(59)	(775)	147,947

Net loss	—	—	—	—	—	(56,085)	—	—	—	(56,085)
Other comprehensive loss	—	—	—	—	—	—	(272)	—	—	(272)
Issuance of shares in conjunction with stock option exercises	78	1	—	—	152	—	—	—	—	153
Issuance of shares of stock and restricted stock units, net of tax withholdings	189	2	—	—	(159)	—	—	—	—	(157)
Common stock dividends	—	—	—	—	—	(2)	—	—	—	(2)
Non-cash equity compensation, net of cancellations	—	—	—	—	3,932	—	—	—	—	3,932
Balance at December 31, 2012	41,161	$412	25,985	$260	$340,586	$(244,529)	$(438)	(59)	$(775)	$95,516
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,085)	$(15,519)	$(9,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash revenue	(541)	(1,062)	(4,608)
Depreciation and amortization	4,007	3,978	4,632
Amortization of deferred television production costs	7,457	23,964	27,269
Impairment charge	44,257	—	—
Other-than-temporary loss on cost-based investments	88	2,724	—
Non-cash equity compensation	3,939	5,020	5,400
Deferred income tax expense	1,243	1,347	1,327
(Income) / loss on equity securities	—	(15)	15
Gain on sale of short-term investment	—	—	(1,512)
Gain on sales of cost-based investments	(1,165)	(7,647)	—
Loss on sale of fixed assets	—	—	647
Other non-cash charges, net	224	1,907	563
Changes in operating assets and liabilities
Accounts receivable, net	10,164	11,013	(711)
Paper Inventory	2,645	(1,916)	(143)
Deferred television production costs	(7,891)	(21,395)	(25,894)
Accounts payable and accrued liabilities and other	(10,981)	(6,292)	4,969
Accrued payroll and related costs	2,308	467	(954)
Deferred subscription revenue	(2,347)	(3,270)	(996)
Deferred revenue	(221)	2,241	(484)
Other changes	3,138	2,235	1,948
Total changes in operating assets and liabilities	(3,185)	(16,917)	(22,265)
Net cash provided by / (used in) operating activities	239	(2,220)	1,872
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,314)	(2,879)	(4,707)
Proceeds from the sale of fixed assets	—	—	1,403
Purchases of short-term investments	(38,113)	(8,414)	(15,345)
Sales of short-term investments	19,344	7,179	18,802
Proceeds from the sale of cost-based investment	1,165	11,000	—
Investment in other non-current assets	—	—	—
Net cash (used in) / provided by investing activities	(18,918)	6,886	153
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(9,000)	(4,500)
Dividend paid	(2)	(16,722)	—
Proceeds from equity sale, net of expenses	—	34,593	—
Proceeds from exercise of stock options	153	1,712	295
Net cash provided by / (used in) financing activities	151	10,583	(4,205)
Net (decrease) / increase in cash	(18,528)	15,249	(2,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,453	23,204	25,384
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,925	$38,453	$23,204

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions except share data and where noted)
1. THE COMPANY
Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading provider of original “how to” content and products for homemakers and other consumers. The Company’s business segments are Publishing, Merchandising and Broadcasting. The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, marthastewart.com. The Merchandising segment consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Broadcasting segment has consisted of the Company's television production operations and its satellite radio operations. In 2012, the Company significantly restructured its Publishing and Broadcasting segments. See Note 13, Industry Segments, for further discussion.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent accounting standards
In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-07, "Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs" ("ASU 2012-07"), which amended Accounting Standards Codification ("ASC") Topic 926 "Entertainment - Films" ("ASC 926"). ASC 926 requires that if evidence of a possible need for a write-down of unamortized film costs occurs after the date of the balance sheet but before the financial statements are issued, a rebuttable presumption exists that the conditions leading to the writeoff existed at the balance sheet date. ASC 926 requires that those conditions be incorporated into the fair value measurement used in the impairment test as of the balance sheet date as if they were known with certainty at that date, unless an entity can demonstrate that those conditions did not exist at that date. The amendments in ASU 2012-07 eliminate the rebuttable presumption that the conditions leading to the writeoff of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. ASU 2012-07 is effective for impairment assessments performed on or after December 15, 2012. The Company performed its impairment assessment as of December 31, 2012 in accordance with the provisions of ASU 2012-07. The adoption of ASU 2012-07 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amended ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). This amendment is intended to simplify how an entity tests indefinite-lived intangible assets for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity no longer is required to calculate the fair value of an indefinite-lined intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 will be effective for the Company beginning January 1, 2013. The Company does not expect ASU 2012-02 to have an impact on its consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”), which amended ASC 350. This amendment is intended to simplify how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for the Company beginning January 1, 2012, although early adoption was permitted. The adoption of ASU 2011-08 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended ASC 220, “Presentation of Comprehensive Income.” In accordance with the new guidance, an entity will no longer be permitted to present comprehensive income in its consolidated statements of stockholders’ equity. Instead, entities will be required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. The guidance, which must be applied retroactively, was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 concerns disclosure only and its adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. ASU 2011-04 was effective for the Company beginning January 1, 2012. Its adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
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
Investment in equity securities
The Company has historically held certain investments in equity securities which had readily determinable fair values. These securities were accounted for as available-for-sale securities and were reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income/(loss) within shareholders' equity. If a decline in fair value of any of these securities had been judged to be other than temporary, the cost basis of the securities would have been written down to fair value and the amount of the write-down would have been accounted for as a realized loss, included in earnings. As of December 31, 2012, the Company had no investments in equity securities.
Cash and cash equivalents
Cash and cash equivalents include cash equivalents that mature within three months of the date of purchase.
Short-term investments
Short-term investments include investments that have maturity dates in excess of three months, but generally less than one year, from the date of acquisition. See Note 3, Fair Value Measurements, for further discussion.
Paper inventory
Inventory consisting of paper is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.
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
Property and equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lease term or, if shorter, the estimated useful lives of the related assets.

The useful lives of the Company’s assets are as follows:

Building	5 years
Furniture, fixtures and equipment	3 – 5 years
Computer hardware and software	3 – 5 years
Leasehold improvements	life of lease
Goodwill and intangible assets
Goodwill
The components of goodwill as of December 31, 2012 and 2011 are set forth in the schedule below, and are reported within the Publishing and Merchandising segments:

(In thousands)	Balance at December 31, 2011	Impairment charge	Balance at December 31, 2012
Publishing	$44,257	$(44,257)	$—
Merchandising	850	—	850
Total	$45,107	$(44,257)	$850
The Company reviews goodwill for impairment by applying a fair-value based test annually on October 1st, or more frequently if events or changes in circumstances warrant, in accordance with ASC 350. Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill using a discounted cash flow (“DCF”) valuation method. Future cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.
For the Company's annual test of the Publishing reporting unit's goodwill as of October 1, 2011, the DCF analysis was based on the 2012 operating budgets (“Budget”) and estimated long-term growth projections. The Company's Publishing segment performance for the six months ended June 30, 2012 was in line with its Budget. In July 2012, the Company's near-term advertising revenue projections indicated that revenues would be below the Budget for the three months ending September 30, 2012. At that time, visibility into the three months ending December 31, 2012 was limited; however, the early indications showed projections that were consistent with the Budget for that period. As the result of the near-term advertising revenue shortfall, as well as continued softness in the print publishing industry overall, the Company evaluated the carrying value of the goodwill associated with its Publishing segment in connection with the preparation of its financial statements as of and for the three and six months ended June 30, 2012. The Company calculated the fair value of the Publishing reporting unit using the July 2012 projections, inclusive of lowered expectations for the three months ended September 30, 2012. The fair value of the Publishing reporting unit was higher than its carrying value. Therefore, as of June 30, 2012, no impairment charges were deemed necessary.
In September 2012, the Company gained visibility into the three months ending December 31, 2012, which indicated a further shortfall in Publishing segment advertising revenues as compared to the Budget. Accordingly, the Company performed another interim review of goodwill for impairment as of September 30, 2012.
The Company calculated the fair value of the Publishing reporting unit using a DCF analysis based upon the updated September 2012 projections, inclusive of lowered expectations for the three months ending December 31, 2012 and lowered future growth assumptions. The result of the step one impairment test as of September 30, 2012 was a fair value of the Publishing reporting unit that was less than its carrying value. Therefore, the Company performed the second step of the goodwill impairment test in which the implied fair value of the Publishing reporting unit's goodwill was compared to the carrying value of its goodwill. The implied fair value of the Publishing reporting unit's goodwill was determined based on the difference between the fair value of the Publishing reporting unit and the net fair value of its identifiable assets and liabilities, including tangible assets and deferred subscription liabilities. The Publishing reporting unit's identifiable assets also include intangible assets such as trade names and advertiser and subscriber relationships, which have material value, but, in accordance with GAAP, have no recorded value. The valuation of these assets and liabilities was based on assumptions including discount rates, royalty rates and growth rates, among others. As a result of performing this goodwill impairment test as of September 30, 2012, the Company determined that the implied fair value of the Publishing reporting unit's goodwill was zero. Therefore, the Company recorded a non-cash goodwill impairment charge of $44.3 million for the three-month period ended September 30, 2012.
There were no indicators of impairment for the goodwill associated with the Merchandising segment as of December 31, 2012.
Intangible assets
The components of intangible assets as of December 31, 2012, 2011 and 2010 are set forth in the schedule below, and are reported within the Merchandising and Broadcasting segments:

(In thousands)	Balance at December 31, 2010	Amortization expense	Balance at Impairment charge	Balance at December 31, 2011	Amortization expense	Balance at December 31, 2012
Trademarks	$45,200	$—	$—	$45,200	$—	$45,200
Other intangibles	6,160	—	—	6,160	—	6,160
Accumulated amortization — other intangibles	(4,813)	(12)	(1,320)	(6,145)	(12)	(6,157)
Total	$46,547	$(12)	$(1,320)	$45,215	$(12)	$45,203
The Company reviews its trademarks, which are classified as intangible assets with indefinite useful lives within the Merchandising segment, for impairment by applying a fair-value based test annually or more frequently if events or changes in circumstances warrant, in accordance with ASC 350. The Company performs the impairment test by comparing the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. The Company estimates fair values using the DCF methodology based on the future expected cash flows, revenues, earnings and other factors, which consider reporting unit historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, it may record additional impairment charges in the future. For 2012, 2011, and 2010, no impairment charges for intangible assets with indefinite useful lives were deemed necessary.
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
In the fourth quarter of 2011, the Company recorded a non-cash impairment charge of approximately $1.3 million for a definite-lived intangible asset previously acquired by the Broadcasting segment related to a television content library. Because the future undiscounted cash flows for this asset were determined to be significantly lower than the carrying value, the Company wrote the asset down to zero. For the years ended December 31, 2012 and 2010, no impairment charges for long-lived tangible and intangible assets with definite useful lives were deemed necessary.
Investments in other non-current assets
During the first half of 2012, the Company sold its cost-based investments in Ziplist and pingg for $0.8 million and $0.4 million in cash, respectively. The carrying amounts of these investments had been written down to zero as of December 31, 2011, when the Company concluded that these investments were substantially impaired due to their continued operating losses, cash levels and ability to raise additional capital. Accordingly, the Company recorded a gain of $0.8 million in the first quarter of 2012 and a gain of $0.4 million in the second quarter of 2012 in connection with these sale transactions. These gains represent cash received in excess of carrying value and are reflected as other income on the Company’s 2012 consolidated statement of operations.
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
Newsstand revenues are recognized based on the on-sale dates of magazines and are initially recorded based upon estimates of sales, net of brokerage, and net of estimates of newsstand-related fees. Estimated returns are recorded based upon historical experience.
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
Television spot advertising beginning with season 6 of The Martha Stewart Show in September 2010 was sold by the Hallmark Channel, with net receipts payable to the Company quarterly. Since advertisers contracted with the Hallmark Channel directly, balance sheet reserves for television audience underdelivery were not required; however, revenues continued to be recognized when commercials were aired and were recorded net of agency commission and the impact of television audience underdelivery as determined by Hallmark Channel. Television integration revenues were recognized when the segment featuring the related product/brand immersion was initially aired. Television revenues related to talent services are generally recognized when services are performed, regardless of when the episodes air. Licensing revenues are recorded as earned in accordance with the specific terms of each agreement and are generally recognized upon delivery of the episodes to the licensee, provided that the license period has begun. Radio advertising revenues are generally recorded when the related commercials are aired and are recorded net of agency commissions. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement.
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
Earnings per share
Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and shares covered under a warrant and the vesting of restricted stock and restricted stock units. For the years ended December 31, 2012, 2011 and 2010, the shares of the Company’s $0.01 par value Class A common stock (“Class A Common Stock”) subject to options, the warrant, restricted stock and restricted stock units that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 5,883,719, 7,345,060, and 5,389,222, respectively.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company's consolidated financial statements.
Equity compensation
The Company has issued stock-based compensation to certain of its employees and a non-employee consultant. In accordance with the fair-value recognition provisions of ASC Topic 718, Share-Based Payments (“ASC Topic 718”) and SEC Staff Accounting Bulletin No. 107, compensation cost associated with employee grants recognized in the 2012, 2011 and 2010 was based on the grant date fair value. The Company applies variable accounting to its non-employee price-based restricted stock unit (“RSU”) awards in accordance with the provisions of ASC Topic 718. Employee stock option, restricted stock, and RSU awards with service period-based vesting triggers (“service period-based” awards) are amortized as non-cash equity compensation expense on a straight-line basis over the expected vesting period. The Company values service period-based option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including volatility of the Company’s Class A Common Stock and expected life of the option. Service period-based restricted stock and RSU awards are valued at the market value of traded shares on the date of grant. Recognition of compensation expense for awards intended to vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets over a performance period (“performance-based” awards) is based on the probable outcome of the performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Options and RSUs with Class A Common Stock price-based vesting triggers (“price-based” awards) are valued using the Monte Carlo Simulation method which takes into account assumptions such as volatility of the Company’s Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved.
Other
Certain prior year financial information has been reclassified to conform to the 2012 financial statement presentation. Certain facilities costs related to the Company’s television production studio have been reclassified from general and administrative costs to production, print and distribution costs on the consolidated statement of operations for 2010 in the amount of approximately $4.0 million.
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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$3,510	$—	$3,510
Corporate obligations	—	15,303	—	15,303
Other fixed income securities	—	588	—	588
International bank securities	—	9,781	—	9,781
Total	$—	$29,182	$—	$29,182

	December 31, 2011
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$3,858	$—	$3,858
Corporate obligations	—	5,122	—	5,122
Other fixed income securities	—	545	—	545
International bank securities	—	1,526	—	1,526
Total	$—	$11,051	$—	$11,051

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
4. ACCOUNTS RECEIVABLE, NET
The components of accounts receivable at December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Advertising	$21,220	$29,252
Licensing	15,978	17,484
Other	2,492	3,131
	39,690	49,867
Less: reserve for credits and uncollectible accounts	1,617	1,630
	$38,073	$48,237
As of December 31, 2012, the total accounts receivable from J. C. Penney Corporation, Inc. ("J.C. Penney"), a related party, was $0.7 million. See also Notes 7 and 10, Shareholder's Equity and Related Party Transactions, respectively, for further discussion of J.C. Penney.

5. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Buildings	$280	$—
Studios and studio equipment	—	3,702
Furniture, fixtures and equipment	5,420	6,144
Computer hardware and software	9,828	9,096
Leasehold improvements	26,151	29,665
Total Property and Equipment	41,679	48,607
Less: accumulated depreciation and amortization	30,941	35,211
Net Property and Equipment	$10,738	$13,396
Depreciation and amortization expenses related to property and equipment were $4.0 million, $3.9 million and $3.8 million for 2012, 2011 and 2010, respectively. The Company's property and equipment are located domestically.
6. CREDIT FACILITIES
As of December 31, 2012, the Company maintained a $25.0 million line of credit with Bank of America. The loan agreement, which was to expire on February 14, 2013, was amended on January 11, 2013, at which time the line was reduced to $10.0 million. The January 11, 2013 agreement also amended the expiration date to be June 12, 2013, at which time any outstanding amounts borrowed under the agreement are then due and payable. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require the Company to be in compliance with certain financial and other covenants, with which the Company was compliant as of December 31, 2012.
The Company had no outstanding borrowings under this line of credit as of December 31, 2012 or 2011, but had outstanding letters of credit as of such dates of $1.6 million and $2.6 million, respectively.

7. SHAREHOLDERS’ EQUITY
Preferred Stock, Strategic investor
In December 2011, J.C. Penney purchased 11,000,000 newly-issued shares of the Class A Common Stock and one share of the Company’s Series A Preferred Stock in exchange for cash of $38.5 million. The investment in the Class A Common Stock represented approximately 16.6% of the Company’s total Class A and Class B Common Stock outstanding immediately after the issuance. The single share of the Series A Preferred Stock entitles J.C. Penney to nominate and elect two directors to the Company’s board of directors (the “Board”), has nominal liquidation preference, is not convertible into shares of the Company’s common stock, does not have a dividend preference, and is transferable only to certain J.C. Penney affiliated entities. In connection with its Class A Common Stock, J.C. Penney is entitled to three demand registrations and piggyback rights; however, J.C. Penney may not exercise its demand registration rights until the earlier of December 2014 and the date the number of independent members of the Company’s Board, plus the J.C. Penney members of the Board, constitutes less than a majority of the members of the Board. Until December 2015, J.C. Penney is also generally prohibited from taking certain takeover actions towards the Company without consent from the Board. J.C. Penney is further prohibited from transferring its shares of Class A Common Stock to any person other than certain affiliates, or in connection with a Board approved acquisition transaction, or in an open market transaction, or by a registration statement as long as the transferee will own less than 5% of the then-outstanding shares of the Company’s common stock after the transfer. As of December 31, 2012, J.C. Penney holds an approximate 16.4% investment in the Company's total Class A and Class B Common Stock outstanding.
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
8. EMPLOYEE AND NON-EMPLOYEE BENEFIT AND COMPENSATION PLANS
Retirement Plans
The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the Internal Revenue Code, whichever is less. The Company chooses, annually, to match 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions totaled approximately $0.8 million, $0.6 million and $0.8 million for 2012, 2011 and 2010, respectively.
The Company does not sponsor any post-retirement or post-employment benefit plans.
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
In April 2008, the Board adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders at the Company’s 2008 annual meeting in May 2008. The Stock Plan initially had 10,000,000 shares of Class A Common Stock available for issuance. In March 2012, the Board adopted an amendment to the Stock Plan, which was approved by the Company's stockholder's at the Company's annual meeting in May 2012. The amendment provided for an increase of 4,557,000 in the number of shares of Class A Common Stock available for award. The primary types of incentives that have been granted under the Stock Plan are stock options and RSUs.
Compensation expense is recognized in the production, distribution and editorial, the selling and promotion, and the general and administrative expense lines of the Company’s consolidated statements of operations. For 2012, 2011 and 2010, the Company recorded non-cash equity compensation expense of $3.8 million, $5.5 million, and $5.4 million, respectively.

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
Stock Options
Options which were issued under the 1999 Plan were granted with an exercise price equal to the closing price of Class A Common Stock on the most recent prior date for which a closing price was available, without regard to after-hours trading. Options granted under the Stock Plan are granted with an exercise price equal to the closing price of the Class A Common Stock on the date of grant. Stock options have a term not to exceed 10 years. The Compensation Committee determines the vesting period and terms for the Company’s stock options, which may include service period-based, performance-based, or price-based vesting triggers. Generally, service period-based employee stock options are expensed ratably over the vesting period, typically ranging from two to four years. Service period-based non-employee director options generally vest over a one-year period from the grant date. Performance-based and price-based options vest only when the specific vesting triggers of the award are achieved. Option awards do not provide for accelerated vesting upon retirement, death, or disability unless specifically included in the applicable award agreement. The amount of non-cash equity compensation expense the Company recognizes during a period is based on the portion of the option awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Non-cash equity compensation expense derived from options for 2012, 2011 and 2010 was $1.6 million, $2.4 million and $3.3 million, respectively. As of December 31, 2012 and 2011, there was $1.3 million and $2.7 million, respectively, of total unrecognized compensation cost related to stock options to be recognized over a weighted average period of 2.4 years. The intrinsic value of options exercised during 2012 was $0.1 million, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. For 2011, this value was $2.1 million. The total cash received (classified as financing cash flows) from the exercise of stock options was $0.2 million and $1.7 million for 2012 and 2011, respectively. Stock options under the Stock Plan were issued to employees as follows: 505,000, 2,565,559 and 870,002 during 2012, 2011 and 2010, respectively.
Changes in outstanding options under the Prior Plans during 2012 and 2011 were as follows:

	Number of shares subject to options	Weighted average exercise price
Outstanding as of December 31, 2010	2,579,900	$12.59
Cancelled—service period-based	(443,375)	9.51
Outstanding as of December 31, 2011	2,136,525	$13.23
Cancelled—service period-based	(236,525)	12.62
Outstanding as of December 31, 2012	1,900,000	$13.31
Options exercisable at December 31, 2012	1,900,000	$13.31
The total fair value of shares subject to stock options vested under the Prior Plan during 2011 and 2010 was $0.9 million and $1.5 million, respectively. Changes in nonvested outstanding options under the Prior Plans during 2011 were as follows:

	Shares	Weighted-average grant-date fair value
Nonvested outstanding at December 31, 2010	470,568	$2.57
Vested	(363,468)	2.57
Cancelled and Forfeited	(107,100)	2.57
Nonvested outstanding at December 31, 2011	—	$—

The fair value of employee service period-based option awards under the Stock Plan was estimated on the grant date using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rates	0.4% – 0.6%	0.17% - 2.09%	1.0% – 1.6%
Dividend yields	Zero	Zero	Zero
Expected volatility	61.80% – 63.48%	60.38% – 61.25%	61.8% – 63.8%
Expected option life	3.7 years	1.0 – 7.0 years	2.5 – 3.7 years
Average fair market value per option granted	$1.40 - $2.17	$0.75 - $2.56	$2.14 – $2.61
Note: This table represents a blend of assumptions.
Changes in outstanding options under the Stock Plan during 2012 and 2011 were as follows:

	Number of shares subject to options	Weighted average exercise price
Outstanding as of December 31, 2010	4,741,876	$4.20
Granted—service period-based	1,740,559	3.93
Granted-price-based	825,000	9.00
Exercised—service period-based	(840,000)	2.04
Cancelled - service period-based (1)	(1,082,167)	4.28
Cancelled—performance-based	(166,667)	5.80
Outstanding as of December 31, 2011	5,218,601	$5.15
Granted—service period-based	505,000	3.63
Exercised—service period-based	(78,125)	1.96
Cancelled—service period-based	(352,125)	4.31
Cancelled—performance-based	(166,667)	5.80
Outstanding as of December 31, 2012	5,126,684	$5.08
Options exercisable at December 31, 2012	2,443,568	$5.08
Shares available for grant at December 31, 2012	5,941,120

(1)	Includes approximately 471,000 and 350,000 options cancelled in connection with the departure of certain executives in the Merchandising segment and Corporate.
The total fair value of shares subject to stock options vested under the Stock Plan during 2012, 2011 and 2010 was $0.9 million, $2.5 million and $2.2 million, respectively. Changes in the nonvested outstanding options under the Stock Plan during 2012 and 2011 were as follows:

	Shares	Weighted-average grant-date fair value
Nonvested outstanding at December 31, 2010	3,220,171	$1.73
Granted	2,565,559	1.61
Vested	(1,482,837)	1.68
Cancelled and Forfeited	(1,096,542)	1.89
Nonvested outstanding at December 31, 2011	3,206,351	$1.61
Granted	505,000	1.66
Vested	(635,758)	1.47
Cancelled and Forfeited	(392,477)	2.21
Nonvested outstanding at December 31, 2012	2,683,116	$1.55

The following table summarizes information about the shares subject to stock options outstanding under the Company’s Prior Plans and the Stock Plan as of December 31, 2012:

	Weighted Average Remaining Contractual Life in Years	Shares Subject to Options Outstanding		Shares Subject to Options Exercisable
Range of Exercise Price Per Share		Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.96 – $12.00	6.0	6,211,684	$5.45	3,528,568	$5.54
$16.45 – $18.90	1.9	415,000	18.54	415,000	18.54
$19.92 – $26.25	2.8	200,000	20.35	200,000	20.35
$26.56 – $33.75	2.1	200,000	28.55	200,000	28.55
$1.96 – $33.75	5.6	7,026,684	$7.31	4,343,568	$8.52
Stock Option awards to new hires in 2011
During 2011, the Company made awards under the Stock Plan to several new members of its executive management team, as provided for in their employment agreements. Certain of such awards include only service period-based vesting triggers and consist of options to purchase an aggregate of 550,000 shares of Class A Common Stock at various exercise prices (in each case the closing price on the dates of grant), which options vest as to 183,333 shares on each of the second, third, and fourth anniversaries of the employment start dates of the relevant employees. Non-cash equity compensation expense of approximately $0.2 million was recorded for the year ended December 31, 2012 related to these awards. The Company measured the fair value of these awards as of the grant dates using the Black-Scholes option pricing model, which fair value is recognized over the service period of the awards. As of December 31, 2012, there was $0.2 million of total unrecognized compensation cost related to these service period-based stock option awards to be recognized over a period of 2.72 years. The following table summarizes the assumptions used in the Black-Scholes option-pricing model:

Risk-free interest rates	0.511% – 0.629%
Dividend	Zero
Expected volatility	60.80% – 61.25%
Expected option life	3.7 years
Average fair value per option granted	$1.30 – $2.17
The Company also made option awards to these employees which include price-based vesting triggers. The price-based option awards consisted of options to purchase an aggregate of 825,000 shares of Class A Common Stock. Of these, options for 206,250 shares with an exercise price of $6 per share will vest only at such time as the trailing average closing price of the Class A Common Stock during any 30 consecutive trading days during the term of the applicable employment agreements (“the trailing average”) has been at least $6, options for 206,250 shares with an exercise price of $8 per share will vest only at such time as such trailing average has been at least $8, options for 206,250 shares with an exercise price of $10 per share will vest only at such time as such trailing average has been at least $10, and options for 206,250 shares with an exercise price of $12 per share will vest only at such time as such trailing average has been at least $12. Non-cash equity compensation expense of approximately $0.5 million was recorded for the year ending December 31, 2012 related to these price-based awards. The Company measured the fair value of these price-based awards as of the grant dates using the Monte Carlo Simulation method, which fair value is recognized over the expected service period of the awards. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to these price-based stock option awards to be recognized over the expected service period listed below.

The fair value of employee price-based option awards, granted in 2011, was estimated on the grant date using the Monte Carlo Simulation method on the basis of the following weighted average assumptions:

2011
Risk-free interest rate	1.34% – 2.29%
Expected volatility	59.72% – 60.55%
Expected service period	0.46 – 2.0 years
Dividends	Zero
Estimated value of price-based option awards	$0.42 – $2.35
Restricted Stock and Restricted Stock Units
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. RSUs represent the contingent right to one share of Class A Common Stock. The Compensation Committee determines the vesting period and terms for the Company’s restricted stock and RSUs, which may include service period-based, performance-based, or price-based vesting triggers. Service period-based restricted stock and RSUs are generally expensed ratably over the vesting period, typically ranging from two to four years. Performance-based and price-based RSUs vest only when the specific vesting triggers of the award are achieved. The amount of non-cash equity compensation expense the Company recognizes during a period is based on the portion of the restricted stock and RSU awards that are ultimately expected to vest. The Company estimates restricted stock and RSU forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Restricted stock and RSUs do not provide for accelerated vesting upon retirement, death, or disability unless specifically included in the applicable award agreement. Restricted stock and RSU expense for 2012, 2011 and 2010 was $2.2 million, $3.1 million and $2.1 million, respectively.
Service period-based restricted stock
The fair value of service period-based shares of restricted stock under the Prior Plans was determined based on the closing price of the Company’s Class A Common Stock on the day preceding the grant date. As of December 31, 2011, all such shares had vested. The total fair value of shares vested under the Prior Plans during 2011 and 2010 was $0.2 million and $0.5 million, respectively.
The fair value of service period-based nonvested shares under the Stock Plan is determined based on the closing price of the Company’s Class A Common Stock on the grant dates. As of December 31, 2011, there was no unrecognized compensation cost related to service period-based nonvested restricted stock. The total fair value of shares vested under the Stock Plan during 2012, 2011 and 2010 was $0.1 million, $0.5 million and $1.2 million, respectively.
A summary of the shares of service period-based restricted stock issued under the Stock Plan that had not yet vested as of December 31, 2011, and changes during 2012 and 2011, was as follows:

	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2010	320,922	$8.24
Nonvested at Granted	33,037	$4.01
Nonvested at Vested	(128,097)	$6.93
Nonvested at Forfeitures	(217,510)	$8.52
Nonvested at December 31, 2011	8,352	$4.49
Granted	25,202	3.17
Vested	(33,554)	3.50
Nonvested at December 31, 2012	—	$—
Service period-based RSUs
The fair value of service period-based nonvested RSUs under the Stock Plan is determined based on the closing price of the Company’s Class A Common Stock on the grant dates. As of December 31, 2012, there was $0.7 million of total unrecognized compensation cost related to service period-based nonvested RSUs to be recognized over a weighted-average period of just under one year. As of December 31, 2012 and 2011, the weighted-average grant date fair value of service period-

based nonvested RSUs was $2.7 million and $2.2 million, respectively. The total fair value of shares vested during 2012 was $0.4 million. The total fair value of shares vested during 2011 was insignificant.
A summary of the shares of service period-based RSUs issued under the Stock Plan that had not yet vested as of December 31, 2012 and 2011 and changes during 2012 and 2011 was as follows:

	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2010	—	$—
Nonvested at Granted	639,698	4.11
Nonvested at Vested	(12,500)	3.95
Nonvested at Forfeitures	(87,500)	3.95
Nonvested at December 31, 2011	539,698	$4.14
Granted	302,163	3.16
Vested	(119,635)	4.10
Forfeitures	(2,500)	3.95
Nonvested at December 31, 2012	719,726	$3.74
Performance-based RSUs
During 2010and 2009, the Company granted 550,000 and 351,625 RSUs, respectively, which contain vesting triggers based upon the Company’s achievement of certain adjusted EBITDA targets over a performance period.
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
The fair value of nonvested performance-based RSUs is determined based on the closing price of the Company’s Class A Common Stock on the grant dates. As of December 31, 2012, total unrecognized compensation cost related to nonvested performance-based RSUs was insignificant. As of December 31, 2012 and 2011, the weighted-average grant date fair value of nonvested performance-based RSUs was $0.6 million and $1.0 million, respectively. The total fair value of shares vested during 2012 and 2011 was $0.2 million and $0.6 million, respectively.
A summary of the performance-based RSUs issued under the Stock Plan that have not vested as of December 31, 2012 and 2011 and changes during 2012 and 2011 was as follows:

	Shares	Weighted Average Grant Date Value (1)
Nonvested at December 31, 2010	720,000	$4.62
Nonvested at Vested	(170,000)	4.62
Nonvested at Forfeitures	(341,500)	4.62
Nonvested at December 31, 2011	208,500	$4.62
Vested	(50,500)	4.62
Forfeitures	(17,500)	4.62
Nonvested at December 31, 2012	140,500	$4.62

(1)	The weighted average grant date value included in the table above was adjusted to reflect the impact of the modifications approved on December 3, 2010 to the 2010 and 2009 awards.

Price-based RSUs
The fair value of nonvested price-based RSUs under the Stock Plan is determined based on the closing price of the Company’s Class A Common Stock on the grant dates. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested price-based RSUs to be recognized over a weighted-average period of approximately 1.3 years. As of December 31, 2012 and 2011, the weighted-average grant date fair value of nonvested price-based RSUs, all of which were issued during 2011, was $1.7 million. As of December 31, 2012, none of the 440,000 price-based RSUs issued under the Stock Plan had been forfeited, cancelled or vested. The weighted average grant date value of these RSUs was $3.89. (See “RSU awards to new hires in 2011” below.)
RSU awards to new hires in 2011
During 2011, the then-new members of the Company’s executive management team received 350,000 RSUs, with service period vesting triggers, of which approximately 116,667 RSUs vest on each of the second, third, and fourth anniversaries of their employment start dates. Non-cash equity compensation expense of approximately $0.3 million was recorded during the year ended December 31, 2012 related to these awards. The Company measured the fair value of these service period-based awards as of the grant date and will recognize this fair value over the remaining service periods of the awards. As of December 31, 2012, there was $0.3 million of total unrecognized compensation cost related to these RSUs to be recognized over a period of 2.72 years.
The Company also made RSU awards to these executives which include price-based vesting triggers. The price-based RSUs consist of the contingent right to receive an aggregate of 440,000 shares of Class A Common Stock, of which 50,000 RSUs will vest at such time as the trailing average has been at least $6, an additional 110,000 RSUs will vest at such time as such trailing average has been at least $8, an additional 110,000 RSUs will vest at such time as such trailing average has been at least $10, an additional 110,000 RSUs will vest at such time as such trailing average has been at least $12, and the final 60,000 RSUs will vest at such time as the trailing average has been at least $14. Non-cash equity compensation expense of approximately $0.6 million was recorded during the year ended December 31, 2012 related to these price-based awards. The Company measured the fair value of these price-based awards as of the dates of issuance using the Monte Carlo Simulation method, which fair value is recognized over the expected service period of the awards. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to these price-based RSUs to be recognized over the expected service period listed below. The following table summarizes the assumptions used in the Monte Carlo Simulation method:

Risk-free interest rate	0.37 - 1.17%
Dividend	Zero
Expected volatility	67.83% - 70.20%
Expected service period	0.42 - 1.94 years
Estimated value of price-based RSUs	$0.87 - $4.43
Non-Employee Equity Compensation
On July 26, 2011, the Company and Charles A. Koppelman, the then-Executive Chairman of the Company, entered into an amended and restated employment agreement which amended Mr. Koppelman's employment term to extend from July 26, 2011 through the transition date, which was the earlier of December 31, 2011 and the date on which the Company's President and Chief Operating Officer began to report directly to the Board. The amended and restated employment agreement further provided that upon expiration of the employment term all outstanding equity awards held by Mr. Koppelman would vest and/or become exercisable, with the exception of 200,000 performance shares if such shares had not already vested. Additionally, the period for exercising any vested stock options held by Mr. Koppelman was extended to the later of one year from the employment termination date or one year from the date of termination of Mr. Koppelman's service as a director of the Company, but in no event beyond the remaining term of the options. On July 26, 2011, the Company and Mr. Koppelman also entered into a services agreement ("2011 Services Agreement"), which provided that, commencing on the transition date, Mr. Koppelman would continue to serve as the Non-Executive Chairman of the Board and that he would carry out other duties and responsibilities as assigned to him by the Board in a non-employee capacity. On September 15, 2011, the Company's President and Chief Operating Officer began reporting to the Board directly. Accordingly, Mr. Koppelman's employment with the Company terminated and the 2011 Services Agreement became effective. In connection with these agreements, Mr. Koppelman received cash severance payments of approximately $1.5 million and vested in all outstanding equity awards with the exception of 200,000 performance-based shares, which were forfeited. Mr. Koppelman also became entitled to receive Board fees on the same terms as apply to independent members of the Board, including an initial grant of RSUs equivalent to an equal number of shares of Class A Common Stock having a value of $50,000 on the transition date. Accordingly, Mr. Koppelman received 15,151 service-period based RSUs which were to vest 100% in September 2012. The vesting and forfeiture of Mr. Koppelman's equity awards in connection with his employment agreement are reflected in the tables presented previously in this Note 9, Income Taxes. Additionally, Mr. Koppelman received price-based RSUs which consisted of the contingent right to receive 100,000 shares of Class A Common Stock, of which 50,000 RSUs would vest at such time as the trailing average closing price of the Class A Common Stock has been at least $6, and an additional 50,000 RSUs will vest at such time as such trailing average has been at least $8. To the extent vested, the RSUs would settle on December 31, 2012 or, if earlier, Mr. Koppelman's termination of service as a Board member. On April 2, 2012, the Company and Mr. Koppelman entered into an amended and restated services agreement ("2012 Services Agreement") which provided for Mr. Koppelman's participation as a member of the Board and as Non-Executive Chairman to terminate effective May 23, 2012. The 2012 Services Agreement agreement further provided that Mr. Koppelman would serve as an advisor to the Board through December 31, 2012. In June 2012, and in consideration for his services under this agreement, Mr. Koppelman received a fee of $10,000, consisting of $7,500 in cash, as well as shares of the Company's Class A Common Stock having a value of $2,500. The 2012 Services Agreement further provided that the price-based RSUs awarded under the 2011 Services Agreement would remain outstanding under the 2012 Services Agreement. As of December 31, 2012, these awards did not vest and were terminated. The 15,151 service-period based RSUs awarded in connection with the 2011 Services Agreement were forfeited on May 23, 2012 and replaced with an award of 15,151 service-period based RSUs which vested 100% on September 15, 2012. Non-cash equity compensation expense of approximately $0.1 million and $0.04 million was recorded during 2012, and 2011, respectively, related to the price-based awards.

During 2006, the Company issued a warrant to a non-employee to purchase up to 833,333 shares of Class A Common Stock at an exercise price of $12.59 per share, subject to vesting pursuant to certain performance criteria. During 2007, the warrant vested with respect to one-half the shares and was exercised on a cashless basis, pursuant to which the recipient acquired 154,112 shares and forfeited 262,555 shares based on the closing price of the Class A Common Stock of $19.98, the day prior to exercise. The balance of this warrant vested later in 2007 and remained outstanding as of December 31, 2011. The warrant expired in March 2012.
9. INCOME TAXES
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore the Company has established a valuation allowance of $88.9 million against certain deferred tax assets as of December 31, 2012. In addition, the Company has recorded a net deferred tax liability of $7.1 million which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company considered all income sources, including other comprehensive income, in determining the amount of tax recorded. During the three years ended December 31, 2012, we did not record a current income tax provision for U.S. Federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance.
The provision for income taxes consist of the following for 2012, 2011, and 2010:

(in thousands)	2012	2011	2010
Current Income Tax (Expense) Benefit
Federal	$—	$—	$—
State and local	(107)	29	(236)
Foreign	(252)	(262)	(154)
Total current income tax expense	(359)	(233)	(390)
Deferred Income Tax Expense
Federal	(1,061)	(1,149)	(1,133)
State and local	(182)	(198)	(194)
Total deferred income tax expense	(1,243)	(1,347)	(1,327)
Income tax provision	$(1,602)	$(1,580)	$(1,717)

A reconciliation of the federal income tax provision at the statutory rate to the effective rate for 2012, 2011, and 2010 is as follows:

(in thousands)	2012	2011	2010
Computed tax benefit at the federal statutory rate of 35%	$19,069	$4,879	$2,757
State income taxes, net of federal benefit	(57)	(50)	(130)
Non-deductible compensation	(537)	(30)	(532)
Non-deductible expense	(131)	(132)	(156)
Non-deductible goodwill impairment	(15,490)	—	—
Tax on foreign income	(252)	(262)	(154)
Valuation allowance	(4,186)	(6,090)	(3,681)
Other	(18)	105	179
Income tax provision	$(1,602)	$(1,580)	$(1,717)
Effective tax rate	2.9%	11.3%	21.8%
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Deferred Tax Assets
Provision for doubtful accounts	$1,020	$955
Accrued rent	1,748	1,688
Reserve for newsstand returns	139	52
Accrued compensation	11,161	9,620
Deferred revenue	1,165	131
NOL/credit carryforwards	59,868	56,777
Depreciation	6,071	5,778
Amortization of intangible assets	7,756	8,987
Other	242	482
Total deferred tax assets	89,170	84,470
Deferred Tax Liabilities
Prepaid expenses	(293)	(624)
Amortization of intangible assets	(7,117)	(5,874)
Total deferred tax liabilities	(7,410)	(6,498)
Valuation allowance	(88,877)	(83,846)
Net Deferred Tax Liability	$(7,117)	$(5,874)
At December 31, 2012, the Company had aggregate federal net operating loss carryforwards of $124.5 million (before-tax), which will be available to reduce future taxable income through 2032, with the majority expiring in years 2024 and 2025. The Company had federal and state tax credit carryforwards of $3.2 million which begin to expire in 2014. To the extent the Company achieves positive net income in the future, the net operating loss and credits carryforwards may be utilized and the Company’s valuation allowance will be adjusted accordingly.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of December 31, 2012, the Company had an ASC 740 liability balance of $0.07 million. Of this amount, $0.05 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million is interest. The Company treats interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. For both years, December 31, 2012 and December 31, 2011, the Company recorded $0.02 million of accrued interest and penalties in the consolidated balance sheets. Following is a reconciliation of the Company’s total gross unrecognized tax benefits for 2012 and 2011.

(in thousands)	2012	2011
Gross balance at January 1	$50	$213
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	16
Reductions for tax positions of prior years	—	—
Settlements	—	(179)
Reductions due to lapse of applicable statute of limitations	—	—
Gross balance at December 31	50	50
Interest and penalties	22	22
Balance including interest and penalties at December 31	$72	$72
The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate that the liability will change significantly over the next 12 months.
10. RELATED PARTY TRANSACTIONS
In April 2009, the Company entered into an amended and restated employment agreement (the “2009 Employment Agreement”) with Martha Stewart which replaced the existing agreement between the Company and Ms. Stewart that was scheduled to expire in September 2009. During the term of the 2009 Employment Agreement, Ms. Stewart is entitled to talent compensation of $2.0 million per year. In addition, she is entitled to an annual bonus in an amount determined by the Compensation Committee, with a target bonus equal to $1.0 million and a maximum annual bonus of 150% of the target amount. Separately, Ms. Stewart’s compensation includes a portion of personnel costs paid by the Company for individuals performing work on her behalf. The agreement was scheduled to expire in March 2012. In March 2012, the 2009 Employment Agreement was extended to June 30, 2012 to allow for additional time to negotiate a new agreement. The remaining terms of the agreement were unaffected.
In July 2012, the Company and Ms. Stewart agreed to extend the term of the 2009 Employment Agreement until June 30, 2017, rather than expiring on June 30, 2012. Pursuant to that extension, the parties agreed to negotiate mutually acceptable adjustments to the terms of the 2009 Employment Agreement to take effect at July 1, 2013 (or such earlier date as the parties may agree). Under the extension letter, if the parties do not reach an agreement regarding mutually acceptable adjustments to her employment agreement, the Company can choose to have the 2009 Employment Agreement continue in effect through June 30, 2017 or to allow it to lapse at June 30, 2013.
The extension letter changes Ms. Stewart's previous title of Founder and Chief Editorial, Media and Content Officer to Founder and Chief Creative Officer. It also provides that no additional compensation is payable to her in connection with new television programming after June 30, 2012, unless it would require Ms. Stewart to provide services, as a performer, in excess of the commitment previously required with respect to The Martha Stewart Show. References in Section 5(b) (Annual Bonus) of the employment agreement to fiscal year 2012 have been modified to refer to the fiscal year in which the term of the employment agreement lapses.

The Company is also party to an intangible asset license agreement (the “IAL agreement”) with Lifestyle Research Center, LLC ("LRC") (formerly known as MS Real Estate Management Company), an entity owned by Martha Stewart. Pursuant to the IAL, the Company pays an annual fee of $2.0 million to LRC for the perpetual, exclusive right to use Ms. Stewart’s lifestyle intangible asset in connection with Company products and services and to access various real properties owned by Ms. Stewart during the term of the agreement.
In July 2012, the parties agreed to extend the IAL agreement, between the Company and LRC, until June 30, 2013, rather than expiring on September 30, 2012. If the Company chooses to allow the 2009 Employment Agreement to continue in effect after June 30, 2013, the IAL will be automatically extended until June 30, 2017.
LRC is responsible, at its expense, to maintain and landscape the properties in a manner consistent with past practices; provided, however, that the Company is responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and must reimburse LRC for up to $0.1 million of approved and documented household expenses. In 2012, the Company reimbursed LRC $0.03 million for approved and documented household expenses. In each of the years ended December 31, 2011 and 2010, the Company reimbursed LRC $0.1 million for these expenses.

The Company also reimbursed LRC for certain costs borne by LRC associated with various Company business activities which were conducted at properties covered by the IAL. During 2012 and 2010, the Company reimbursed LRC $0.03 million and $0.1 million for these. During 2011, reimbursements for these costs were insignificant.
On February 28, 2001, the Company entered into a Split-Dollar Agreement with Martha Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”) under which the Company agreed to pay a significant portion of the premiums on whole life policies insuring Ms. Stewart. The policies were owned by and benefited the MS Partnership. Due to uncertainty as to whether such arrangements constituted prohibited loans to executive officers and directors after the enactment of the Sarbanes-Oxley Act in 2002, the Split-Dollar Agreement was amended so that the Company would not be obligated to make further premium payments after 2002.
Because the intent of the agreement was frustrated by the enactment of Sarbanes-Oxley and so that the parties could realize the existing cash surrender value of the policies rather than risking depleting the future surrender value, the Company, Ms. Stewart and the MS Partnership terminated the Split-Dollar Agreement, as amended, effective November 9, 2009. In connection with the termination, the MS Partnership agreed to surrender and cancel the policies subject to the Split-Dollar Agreement for their cash surrender value as of such date. As part of the arrangement, the Company reimbursed the MS Partnership approximately $0.3 million for the premiums paid towards the policies (which amount, if determined to be taxable, would be subject to a tax gross-up).
Related party compensation expense includes salary, bonus and non-cash equity compensation as determined under ASC Topic 718. Alexis Stewart, the daughter of Ms. Stewart, is a beneficial owner of more than 10% of the Company’s stock. She has been employed by the Company and has served as a co-host of a Company television show and a co-host of a Company radio show. The Company paid Alexis Stewart aggregate compensation of $0.03 million, $0.3 million and $0.4 million in 2012, 2011 and 2010, respectively. The Company has also employed certain other members of Ms. Stewart’s and Mr. Koppelman’s family. Aggregate compensation for these employees was $0.4 million in 2012 and $0.7 million in each of 2011 and 2010.
In 2011 and 2010, the Company made charitable contributions of $0.03 million and $0.02 million, respectively, to a foundation with which Ms. Stewart is affiliated.
As of December 31, 2012, J.C. Penney holds an approximate 16.4% investment in the Company's total Class A and Class B Common Stock outstanding. The Company derives revenues from J.C. Penney, inclusive of design fees, advertising, television sponsorship and creative services. For the year ended December 31, 2012, the Company recorded revenues earned from J.C. Penney of $8.1 million. As of December 31, 2012, the total accounts receivable from J.C. Penney was $0.7 million.

11. COMMITMENTS AND CONTINGENCIES
Operating Leases
During 2012 the Company leased office facilities, filming locations, and equipment under operating lease agreements. The Company vacated its television production facilities at 221 West 26th Street and its executive and administrative office for television production at 226 West 26th Street at the end of the second quarter of 2012. Leases for the Company’s other offices and facilities expire between 2015 and 2018, and some of these leases are subject to the Company’s renewal. Total rent expense charged to operations for all such leases, inclusive of the Company’s television production facilities and television administrative offices, was approximately $12.3 million, $13.5 million and $14.0 million for 2012, 2011, and 2010, respectively, net of sublease income of $0.7 million, $1.3 million and $1.3 million in 2012, 2011 and 2010, respectively. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

The following is a schedule of future minimum payments under operating leases at December 31, 2012. The table includes total minimum lease payment commitments which include rent and other charges:

(in thousands)	Operating Lease Payments	Sublease Income	Net Operating Lease Payments
2013	$9,113	$415	$8,698
2014	7,941	429	7,512
2015	8,147	434	7,713
2016	7,918	439	7,479
2017	8,118	—	8,118
Thereafter	720	—	720
Total	$41,957	$1,717	$40,240
Note: Operating lease obligations are shown net of sublease income in this table.
Legal Matters
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, the Macy's plaintiffs claim that the Company's planned activities under the Company's commercial agreement with J.C. Penney materially breach the agreement between the Company and Macy's Merchandising Group, Inc. dated April 3, 2006. The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited the Company's activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013 and is currently ongoing. The Company believes that it has meritorious defenses to the claims made by the Macy's plaintiffs, and the Company is vigorously defending such claims. Litigation costs in this matter are significant.
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. Other than Macy's, none of these proceedings is deemed material.
Other
See Note 6, Credit Facilities, for discussion of the Company’s line of credit with Bank of America.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except share and per share data)

Year ended Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$49,831	$47,884	$43,549	$56,363	$197,627
Operating (loss)/income	(4,182)	(2,885)	(50,689)	1,360	(56,396)
Net (loss)/income	$(3,613)	$(2,704)	$(50,878)	$1,110	$(56,085)
(Loss)/earnings per share—basic and diluted	$(0.05)	$(0.04)	$(0.76)	$0.02	$(0.83)
Weighted average common shares outstanding
Basic	67,065,741	67,224,593	67,271,211	67,330,288	67,231,463
Diluted	67,065,741	67,224,593	67,271,211	67,621,961	67,231,463

Year ended Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$52,675	$54,860	$52,204	$61,694	$221,433
Operating loss	(6,776)	(2,486)	(9,294)	(38)	(18,594)
Net (loss)/income	$(7,077)	$(2,938)	$(9,701)	$4,197	$(15,519)
(Loss)/earnings per share—basic and diluted	$(0.13)	$(0.05)	$(0.18)	$0.07	$(0.28)
Weighted average common shares outstanding
Basic	54,715,573	54,765,846	54,989,823	59,014,889	55,880,896
Diluted	54,715,573	54,765,846	54,989,823	59,605,829	55,880,896
Note: Basic and diluted earnings per share are computed independently for each quarter and full year presented. Accordingly, the sum of the quarterly earnings per share data may not agree with the calculated full year earnings per share. For the year ended December 31, 2012, the non-cash goodwill impairment charge amounted to $0.66 per share.
Fourth Quarter 2012 Items:
Results include restructuring charges of approximately $3.5 million. Restructuring charges include employee severance and other employee-related termination costs, as well as recruiting costs.
Fourth Quarter 2011 Items:
Results include an approximate $1.3 million non-cash impairment charge related to a previously acquired television content library, a gain on sale of a cost-based investment of approximately $7.6 million, and other-than-temporary loss charges on cost-based investments of approximately $2.7 million.
13. INDUSTRY SEGMENTS
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products.
The Company’s business segments are Publishing, Merchandising and Broadcasting. The Publishing segment primarily consists of the Company’s operations related to its magazines (Martha Stewart Living, Martha Stewart Weddings, Everyday Food, Whole Living and special interest publications) and books, as well as its digital operations which includes the content-driven website, marthastewart.com. As part of the Company's restructuring announced in November 2012, Everyday Food ceased publication as a stand-alone title with its December 2012 issue and Whole Living was discontinued after its January/February 2013 issue. The Merchandising segment consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Broadcasting segment has consisted of the Company's television production operations and its satellite radio operations. While certain revenue derived from the provision of talent services was included in the Broadcasting segment in 2012 and prior years, the Company is now recording, beginning in 2012, new agreements for talent services in our Merchandising segment. In 2012, the Company significantly restructured its Broadcasting segment, which included the termination of the Company's live audience television production operations. The Company expects that the operations of this segment in 2013 and beyond will consist of television content library licensing, satellite radio operations and limited television production operations. While future revenues and assets from these operations are not expected to be significant, the Company plans to continue reporting activities under the Broadcasting segment to provide historical context.
The accounting policies for the Company’s business segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Segment information for 2012, 2011, and 2010 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2012
Revenues	$122,540	$57,574	$17,513	$—	$197,627
Non-cash equity compensation *	(587)	(455)	(50)	(2,715)	(3,807)
Depreciation and amortization	(742)	(52)	(388)	(2,825)	(4,007)
Restructuring charges *	(1,971)	(81)	(816)	(1,943)	(4,811)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating (loss) / income	(62,029)	39,477	2,354	(36,198)	(56,396)
Total assets	31,232	87,213	19,619	16,196	154,260
Capital expenditures	236	105	41	932	1,314
2011
Revenues	$140,857	$48,614	$31,962	$—	$221,433
Non-cash equity compensation *	(682)	(224)	(67)	(4,523)	(5,496)
Depreciation and amortization	(774)	(32)	(470)	(2,702)	(3,978)
Restructuring charges *	(828)	(13)	(600)	(3,675)	(5,116)
Operating (loss) / income	(6,464)	29,972	(4,740)	(37,362)	(18,594)
Total assets	83,769	81,199	28,352	22,800	216,120
Capital expenditures	1,221	7	32	1,619	2,879
2010
Revenues	$145,573	$42,806	$42,434	$—	$230,813
Non-cash equity compensation	(552)	(803)	(230)	(3,816)	(5,401)
Depreciation and amortization	(1,127)	(43)	(878)	(2,584)	(4,632)
Operating income/(loss)	2,650	25,001	(1,578)	(34,736)	(8,663)
Total assets	91,914	73,659	39,092	17,649	222,314
Capital expenditures	815	10	843	3,039	4,707
* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $3.9 million and $5.0 million in 2012 and 2011, respectively. Included in non-cash equity compensation expense in 2012 and 2011 were net charges to expense of approximately $0.1 million and reversals of expense of approximately $0.5 million, respectively, which were generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's 2012 and 2011 consolidated statements of operations. See Note 14, Restructuring charges for further information.
14. RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $4.8 million and $5.1 million in 2012 and 2011, respectively. In 2012, the Company incurred restructuring charges associated with significant changes in its Broadcasting and Publishing businesses, as described in Note 13, Industry Segments. The restructuring charges primarily consisted of employee severance and other employee-related termination costs. In addition, the Company also incurred restructuring charges in 2012 related to the departure of our President and Chief Executive Officer, as further discussed in Note 16, Subsequent Events. Restructuring charges for 2012 include net non-cash compensation expense charges of approximately $0.1 million. Of the approximate $4.8 million charged to restructuring expense in 2012, approximately $3.2 million remains payable as of

December 31, 2012. In 2011, the Company incurred restructuring charges associated with the installation of a new executive management team and the implementation of their strategic vision. For 2011, restructuring charges include non-cash equity compensation expense reversals of approximately $0.5 million.
15. OTHER INFORMATION
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.
Total revenues from the Company's three business segments were $197.6 million, $221.4 million and $230.8 million in 2012, 2011 and 2010, respectively. Revenues from domestic sources were $187.4 million, $211.6 million and $224.3 million in 2012, 2011 and 2010, respectively. Revenues from foreign sources were $10.2 million, $9.8 million and $6.5 million in 2012, 2011 and 2010, respectively.
Advertising expense, including subscription acquisition costs, was $9.5 million, $15.3 million and $14.3 million for 2012, 2011, and 2010, respectively.
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, impairment charges and restructuring charges, which are shown separately within “Operating Costs and Expenses.”
Interest paid in 2012 was inconsequential. In 2011 and 2010, the Company paid interest of $0.3 million and $0.5 million, respectively, which was predominantly related to the Company’s loan with Bank of America that it paid off in December 2011.
Income taxes paid in 2012, 2011 and 2010 were $0.5 million, $0.6 million and $0.5 million, respectively.
16. SUBSEQUENT EVENTS
Line of Credit
On January 11, 2013, the Company amended its line of credit agreement with Bank of America. The amendment primarily served to extend the facility and reduce the existing commitment from $25.0 million to $10.0 million. See Note 6, Credit Facilities, for further discussion of the Company's line of credit with Bank of America.
Legal Matters
See Note 11, Commitments and Contingencies, specifically under Legal Matters, for discussion of litigation initiated subsequent to December 31, 2012.
Other
Lisa Gersh, the Company's former President and Chief Executive Officer, stepped down from her position on February 7, 2013. Mr. Daniel Taitz, the Company’s Chief Administrative Officer and General Counsel, will act as interim principal executive officer until a new chief executive officer has been named. Expenses related to Ms. Gersh's departure were recorded in the three month period ended December 31, 2012 as Corporate restructuring charges. See Note 14, Restructuring Charges, for further information.

MARTHA STEWART LIVING OMNIMEDIA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance, Beginning of Year	Additions Charged to Revenues, Costs and Expenses	Additions/ (Deductions) Charged to Balance Sheet Accounts		(Deductions) Charged to Revenues, Costs and Expenses	Balance, End of Year
Allowance for doubtful accounts:
Year ended December 31,
2012	$1,630	$997	$(109)		$(901)	$1,617
2011	1,502	1,196	(334)		(734)	1,630
2010	1,351	773	(144)		(478)	1,502
Reserve for audience underdelivery:
Year ended December 31,
2012	$—	$—	$—		$—	$—
2011	—	—	—		—	—
2010	2,857	2,065	(3,605)	*	(1,317)	—
Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2012	$83,846	$5,031	$—		$—	$88,877
2011	76,963	6,883	—		—	83,846
2010	73,282	3,681	—		—	76,963
* The reserve for audience underdelivery represented the amounts payable due to audience underdelivery for seasons 5 and prior of The Martha Stewart Show under the Company's syndication agreement with NBC. Beginning in September 2010, pursuant to a new agreement with the Hallmark Channel, the Company no longer sold advertising spots for seasons 6 and 7 of The Martha Stewart Show. Accordingly, with no related accounts receivable for the gross sales of advertising, as of the year ended December 31, 2010, the Company reclassified the remaining reserve for audience underdelivery to an accrued liability account. The Company's policy is to release any reserves/liabilities for audience underdelivery two years after the completion of a television season.

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	—
Martha Stewart Living Omnimedia, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, file number 333-84001 (the “Registration Statement”)).

3.1.1	—
Certificate of Designations of the Series A Preferred Stock of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Current Report on Form 8-K/A (file number 001-15395) filed on December 13, 2011).

3.2	—
Third Amended and Restated By-Laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (file number 001-15395) filed on March 16, 2012).

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

10.4†	—	Director Compensation Program (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2011 (the “2011 10-K”)).

10.5†	—
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
Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”)).

10.10	—
Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008), as amended by Exhibits 10.10.1 and 10.10.2.

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

10.10.3	—
Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2012 (“September 2012 10-Q”)).

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
Amended and Restated Services Agreement, dated as of April 2, 2012, between Martha Stewart Living Omnimedia, Inc. and Charles A. Koppelman (incorporated by reference to Exhibit 10.2 to our March 2012 10-Q).

10.16	—
Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.17.1	—
Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2012 (“March 2012 10-Q”)).

Exhibit Number		Exhibit Title
10.17.2*	—	Amendment, dated January 11, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.18	—
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
Continuing and Unconditional Guaranty dated as of April 4, 2008 executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc., MSLO Productions-Home, Inc., MSLO Productions-EDF, Inc. and Flour Productions, Inc. (incorporated by reference to Exhibit 10.8 to our March 2008 10-Q), as reaffirmed by Exhibit 10.22.1.

10.19.1	—
Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions-EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.20	—
Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril's Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

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
Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company's proxy statement filed in respect of its 2005 annual meeting of stockholders, dated as of April 7, 2005).

10.33†	—	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 to our June 2011 10-Q).

10.34†	—	Employment Agreement, dated as of May 24, 2011, between Martha Stewart Living Omnimedia, Inc. and Lisa Gersh (incorporated by reference to Exhibit 10.3 to our June 2011 10-Q).

10.35†	—	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.4 to our September 2011 10-Q).

10.36†	—	Employment Agreement, dated as of August 22, 2011, between Martha Stewart Living Omnimedia, Inc. and Daniel Taitz (incorporated by reference to Exhibit 10.36 of our 2011 10-K).

10.37	—
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

10.39+	—
JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39 to our 2011 10-K), as amended by Exhibits 10.39.1 and 10.39.2.

10.39.1	—
First Amendment, dated as of January 4, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39.1 of our 2011 10-K).

10.39.2	—
Second Amendment, dated as of July 11, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J. C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to our September 2012 10-Q).

10.40	—	Letter Agreement, dated as of March 30, 2012, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.3 of our March 2012 10-Q).

10.41	—
Letter Agreement dated December 19, 2012 between the Company and Lisa Gersh (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (file number 001-15395) filed on December 19, 2012).

Exhibit Number		Exhibit Title
21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
† Indicates management contracts and compensatory plans.
+ Indicates that confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
* Indicates filed herewith.
** In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.