Form 10-K/A
period 2012-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2013-04-18
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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
25,984,625 shares of Class B Common Stock

Documents Incorporated by Reference.
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of Martha Stewart Living Omnimedia, Inc., a Delaware corporation (referred to as "MSO", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2013 (the "Original 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company, which usually holds its Annual Meeting in May, no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2012. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.
The Company's 2013 Annual Meeting of Stockholders will be held Tuesday, August 27, 2013 at 9:00 a.m., Eastern Time. The Company will be hosting the Annual Meeting live via the Internet.

Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS OF THE COMPANY
The Board of Directors (the "Board") currently consists of six members. Each director was elected to serve for a one-year term, which expires on the date of the 2013 Annual Meeting.
Charlotte Beers – Director, age 77. Ms. Beers has served as one of our directors since March 2008. Ms. Beers also served as one of our directors from 1998 to 2001. Ms. Beers served as the Under Secretary for Public Diplomacy and Public Affairs under Secretary of State, Colin Powell, from October 2001 until March 2003. Ms. Beers served as Chairman of the Board of Directors of J. Walter Thompson Worldwide, an advertising agency, from March 1999 until she retired in March 2001. Prior to that, she was Chairman Emeritus from April 1997 to March 1999 and Chairman from April 1992 to April 1997 of Ogilvy & Mather Worldwide, Inc. Prior to that, she was Chief Executive Officer of Ogilvy & Mather from April 1992 to September 1996. We believe Ms. Beers' qualifications to serve on our Board include her experience and leadership roles in the advertising business, as well as her leadership role in government.
Frederic Fekkai – Director, age 54. Mr. Fekkai has served as one of our directors since July 2009. Mr. Fekkai is the founder of Fekkai, the luxury hair care product company, which was launched in 1995. The Fekkai brand was purchased by Procter & Gamble in 2008, and Mr. Fekkai continues to play a strategic role at the company as Founder and Brand Architect. We believe Mr. Fekkai's qualifications to serve on our Board include his experience as an entrepreneur, as well as his experience in merchandising, consumer advertising and marketing.
Arlen Kantarian – Director, age 60. Mr. Kantarian has served as one of our directors since February 2009. Mr. Kantarian served as the United States Tennis Association's Chief Executive Officer of Professional Tennis from March 2000 to December 2008, where he oversaw all aspects of the USTA's Professional Tennis operations, including the US Open. Prior to working at the USTA, Mr. Kantarian was the President and Chief Executive Officer of Radio City Entertainment and Radio City Music Hall, serving from 1988 to 1998. Mr. Kantarian also served as a Vice President, Marketing for the National Football League from 1981 to 1988. We believe Mr. Kantarian's qualifications to serve on our Board include his experience and leadership roles in companies engaged in the entertainment, media, television and merchandising businesses.
William Roskin – Director, age 70. Mr. Roskin has served as one of our directors since October 2008. In 2009, Mr. Roskin founded Roskin Consulting, a consulting firm with a specialty in media-related human relations. Mr. Roskin was a Senior Advisor to Viacom, Inc., a media conglomerate, from 2006 until 2009, when he retired to form Roskin Consulting. Prior to that, Mr. Roskin worked at Viacom, Inc. as the senior executive in charge of the human resources and administration functions from 1988 to 2006, ultimately serving as Executive Vice President. Before joining Viacom, Inc., Mr. Roskin was Senior Vice President, Human Resources at Coleco Industries, Inc. from 1986 to 1988. Prior to joining Coleco Industries, Inc., Mr. Roskin worked for Warner Communications for 10 years. He served as General Counsel to the City of New York's Department of Personnel and City Civil Service Commission from 1971 to 1976. Within the past five years, Mr. Roskin has also served on the boards of Ritz Interactive, Inc. (2005-2010), ION Media Networks, Inc. (2006-2009) and Media and Entertainment Holdings, Inc. (2006-2008). We believe Mr. Roskin's qualifications to serve on our Board include his experience and leadership roles in media, as well as his specialty in human resources and executive compensation.
Margaret Smyth – Director, age 49. Ms. Smyth has served as one of our directors since January 2012. Ms. Smyth is a skilled global business executive who is the Vice President of Finance for Consolidated Edison, Inc. Prior to this, Ms. Smyth served as Vice President and Chief Financial Officer of Hamilton Sundstrand, which is part of United Technologies Corp., from October 2010 to June 2011. Prior to that, she served as Vice President and Corporate Controller of United Technologies Corp. from August 2007 to September 2010. Ms. Smyth served as Vice President and Chief Accounting Officer of 3M Corporation from April 2005 to August 2007. Ms. Smyth has previously held financial leadership positions at Deloitte & Touche and Arthur Andersen. In addition, she currently serves on the Board of Directors of Vonage Holdings Corporation and is a member of the IFRS Interpretations Committee, IASB in London. We believe Ms. Smyth's qualifications to serve on our Board include her financial background and her history of leadership roles at global public companies and accounting firms.
Martha Stewart, Non-Executive Chairman of the Board, Founder and Chief Creative Officer, age 71. Ms. Stewart has served as one of our directors since September 2011 and was elected Non-Executive Chairman of the Board in May 2012. In addition, Ms. Stewart became the Company's Chief Creative Officer in 2012, a role she previously held from 2003 to 2004. In 2010, the Board appointed Ms. Stewart Chief Editorial, Media and Content Officer. Ms. Stewart previously served as Chairman of the Board from the Company's creation in 1996 until June 2003 when she resigned as a director. She also served as Chief Executive Officer from 1996 until 2003. In March 2004, she resigned and assumed the position of Founder, a non-officer position. In 2004, she was found guilty in the United States District Court for the Southern District of New York of conspiracy, obstruction of an agency proceeding and making false statements to federal investigators in connection with the personal sale of non-Company stock. In 2006, Ms. Stewart settled insider trading charges with the SEC related to that same sale and accepted penalties that included a five-year ban from serving as a director of a public company and a five-year limitation on her service as an officer or employee of a public company. Ms. Stewart is the author of numerous books on the domestic arts. We believe Ms. Stewart's qualifications to serve on our Board include her experience as an entrepreneur, her creative vision and her experience in media and merchandising.
EXECUTIVE OFFICERS
The names, ages and certain background information about our executive officers (other than Ms. Stewart, whose biographical information is set forth above under "Election of Directors – Information Concerning Nominees"), are set forth below.
Daniel Taitz, age 52, is our Chief Administrative Officer, General Counsel, and Secretary. On January 28, 2013, the Board appointed Mr. Taitz to the position of interim principal executive officer, until such time as the Board appoints a new chief executive officer. Prior to joining the Company, Mr. Taitz was Senior Vice President, Business Affairs at Univision Communications Inc. from May 2008 to August 2011. Mr. Taitz served as General Counsel and Secretary at Oxygen Media, LLC from October 1999 to May 2008, adding the title of Chief Administrative Officer in May 2004. He was previously a partner at the New York law firm of Friedman Kaplan & Seiler LLP and an associate at Willkie Farr & Gallagher.
Kenneth West, age 55, is our Chief Financial Officer and Treasurer. Mr. West previously served as Executive Vice President and Chief Financial Officer of Marvel Entertainment LLC, a brand-driven licensing and media company from May 2002 to June 2010. From June 2010 to July 2011, he served as an independent consultant to media and entertainment companies. Prior to May 2002, Mr. West, a certified public accountant, was chief financial officer of two middle-market, privately held companies, and spent over 15 years with the Stamford, Connecticut office of Ernst & Young LLP, principally in the auditing division.
Patricia Pollack, age 58, is the Senior Executive Vice President, Merchandising. Ms. Pollack joined the Company in August 2008 and served as Executive Vice President of Merchandising until her promotion to Senior Executive Vice President in June 2011. Prior to joining the Company, Ms. Pollack served as Chief Executive Officer of Donna Karan Home from 1999 to 2008 and, prior to that, she was President of Calvin Klein Home. Ms. Pollack previously served as Vice President of licensing and marketing for F. Schumacher & Co. and held managerial positions at global textile mill Fieldcrest Cannon.
Joseph Lagani, age 55, is our Chief Revenue Officer. Prior to joining the Company, Mr. Lagani served as Senior Vice President, Ad Sales at NBC Universal/iVillage, from September 2009 to September 2011. From October 2007 to September 2009, Mr. Lagani was Vice President Brand Sales and Vice President/General Manager at Glam Media, Inc. From August 2004 to September 2007, Mr. Lagani was Vice President and Publisher for Conde Nast's House and Garden.
Allison Jacques, age 48, is our Senior Vice President, Controller and Principal Accounting Officer. She has served as our Controller since December 2002 and our principal accounting officer since February 2011. She had previously served as the Company's interim principal financial and accounting officer from January 2009 to March 2009 and from February 2011 to September 2011. She served as the Assistant Controller from April 1997, when she joined the Company, to December 2002. From June 1991 until March 1997, Ms. Jacques served in various capacities in the finance department of General Media International, Inc. Prior to that, she worked at Grant Thornton LLP as a certified public accountant.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Such persons are required by the Securities and Exchange Commission ("SEC") rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us and/or written representations that no additional forms were required, we believe that all our officers, directors and greater than 10% beneficial owners timely filed all such required forms with respect to 2012 transactions.
MEETINGS AND COMMITTEES OF THE BOARD
Our Board met a total of twelve times in 2012 and our four ongoing standing committees, the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee ("NCG Committee") and the Finance Committee, met a combined total of twenty-three times.

Each incumbent director attended more than seventy-five percent of meetings of the Board and of the ongoing standing Board committees on which he or she served in 2012. At the time of our 2012 Annual Meeting of Stockholders (the "2012 Annual Meeting"), we had nine directors, all of whom attended telephonically, as the meeting was held via webcast and telephonically. Under our Corporate Governance Guidelines, each director is expected to attend our annual meetings.
The Audit Committee, the Compensation Committee, the NCG Committee and the Finance Committee are currently composed of the following members:

	Audit	Compensation	Nominating and Corporate Governance	Finance
Charlotte Beers			Chairperson
Frederic Fekkai	✓	✓	✓
Arlen Kantarian		✓	✓	✓
William Roskin	✓	Chairperson		✓
Margaret Smyth	Chairperson			Chairperson
Corporate Governance. Our Corporate Governance Guidelines state that a majority of our Board will consist of directors who meet the independence requirements of the New York Stock Exchange ("NYSE") listing standards, as well as the criterion related to contributions to non-profit organizations, as described below. We have posted a copy of our Corporate Governance Guidelines, which include our definitions for independence, on our website (www.marthastewart.com) under the link for "Investor Relations – Corporate Governance." Accordingly, our Board conducts an annual review to determine whether each of our directors qualifies as independent as defined in our Corporate Governance Guidelines and the NYSE standards applicable to Board composition. The Board makes an affirmative determination regarding the independence of each director annually, based upon the recommendation of the NCG Committee. The independence standards in our Corporate Governance Guidelines provide that:
"An "independent" director is a director whom the Board has determined has no material relationship with MSO or any of its consolidated subsidiaries (collectively, the "Corporation"), either directly, or as a partner, stockholder or officer of an organization that has a relationship with the Corporation. For purposes of this definition, the Corporate Governance Guidelines state that a director is not independent if:

1.
The director is, or has been within the last three years, an employee of the Corporation, or an immediate family member of the director is, or has been within the last three years, an executive officer of the Corporation.

2.
The director has received, or has an immediate family member who has received, during any consecutive 12-month period during the last three years, more than $120,000 in direct compensation from the Corporation (other than Board and committee fees, and pension or other forms of deferred compensation for prior service). Compensation received by an immediate family member for service as an employee (other than an executive officer) of the Corporation is not considered for purposes of this standard.

3.
(a) The director, or an immediate family member of the director, is a current partner of the Corporation's internal or external auditor; (b) the director is a current employee of the Corporation's internal or external auditor; (c) an immediate family member of the director is a current employee of the Corporation's internal or external auditor who personally works on the Corporation's audit; or (d) the director, or an immediate family member of the director, was within the last three years (but is no longer) a partner or employee of the Corporation's internal or external auditor and personally worked on the Corporation's audit within that time.

4.
The director, or an immediate family member of the director, is, or has been within the last three years, employed as an executive officer of another company where any of the Corporation's present executive officers serves or served at the same time on that company's compensation committee.

5.
The director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payments to, or received payments from, the Corporation for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the other company's consolidated gross revenues."

In addition, the NCG Committee must approve any contribution of $25,000 or more to a non-profit organization where a director or a director's spouse is an employee. A director is presumed not to be independent if the director, or the director's spouse, is an employee of a non-profit organization to which the Corporation has made contributions in an amount that exceeded $100,000 in any of the last three fiscal years, although the Board may determine that a director who does not meet this standard nonetheless is independent based on all the facts and circumstances.
Based on the foregoing standards, the Board determined that each of the following current directors is or was independent and has or had no transactions, relationships or arrangements with the Company, except as a director and stockholder of the Company: Charlotte Beers, Frederic Fekkai, Arlen Kantarian, William Roskin, and Margaret Smyth. The Board has determined that Martha Stewart is not independent. From December 2011 until April 15, 2013, J.C. Penney Corporation, Inc. ("J.C. Penney") appointed Mr. Michael Kramer and Mr. Daniel Walker to serve on our Board as the Series A Designees. As of April 17, 2013, J.C. Penney has not yet appointed new Series A Designees. The Board previously determined that Mr. Kramer and Mr. Walker were not independent due to the commercial relationship with J.C. Penney, J.C. Penney's stock ownership in the Company, J.C. Penney's right to elect the Series A Designees and other relevant factors.
Executive Sessions. The non-management directors and, separately, the independent directors, meet periodically in executive session without management. Our Corporate Governance Guidelines call for at least three such meetings per year of the non-management directors and one such meeting of the independent directors. During 2012, such meetings were chaired by Arlen Kantarian. Our non-management directors and, separately, our independent directors, each met five times during 2012.
Board Leadership Structure and Lead Director. Our Corporate Governance Guidelines do not dictate a particular Board structure and the Board has the flexibility to select its Chairperson and our principal executive officer in the manner it believes is in the best interests of our stockholders. Accordingly, the roles of Chairperson and principal executive officer may be filled by one individual or two. On May 23, 2012, the Board appointed Ms. Stewart Non-Executive Chairman of the Board. From June 6, 2012 until her separation in February 2013, Lisa Gersh served as Chief Executive Officer and President of the Company, reporting to the Board and retained her directorship. On January 28, 2013, the Board appointed Mr. Taitz, the Company's Chief Administrative Officer and General Counsel to the role of interim principal executive officer, effective February 7, 2013. The separation of these duties recognizes the differences between these roles as they are currently defined. The principal executive officer is responsible for setting the strategic direction of the Company and for the day-to-day leadership and performance of the Company, while the Chairperson's function is to lead the Board. Although the Company believes that separating the Chairperson and principal executive officer roles is currently appropriate, one individual could fill both roles in the future.
Our other directors, the majority of whom are independent, provide effective oversight of management, including by their active involvement in executive performance and compensation review. In addition, when the positions of Chairperson and principal executive officer are combined or when the Chairperson is not an independent director as was the case in 2012, the Company's Corporate Governance Guidelines provide for an independent Lead Director. The Lead Director's responsibilities include presiding over and setting the agendas for executive sessions of the non-management or independent directors, consulting with the Chairperson regarding the scheduling of Board meetings, overseeing the appropriate flow of information to the Board, acting as a liaison between the non-management directors and management with respect to scheduling and agendas for Board meetings and being available for consultation and communication with stockholders as appropriate. Mr. Kantarian currently serves as our Lead Director. The Board believes that the administration of its risk oversight function has not affected the Board's leadership structure. The oversight of risk is conducted primarily through the Audit Committee, as described under "Audit Committee" below. The Compensation Committee also plays a role, as described under "Compensation Committee" below.
Code of Ethics. We have adopted a Code of Business Conduct and Ethics ("Code of Ethics"), last amended in February 2013, that applies to all of our directors, officers and employees, including our principal executive officer, our principal financial officer, and our principal accounting officer and controller and persons performing similar functions. Our Code of Ethics requires, among other things, that all of our directors, officers and employees comply with all laws, avoid conflicts of interest, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. In addition, our Code of Ethics imposes obligations on all of our directors, officers and employees to maintain books, records, accounts and financial statements that are accurate and that comply with applicable laws and with our internal controls, as well as providing for disclosure controls and procedures. Our Code of Ethics sets forth controls and prohibitions on doing business with related parties. The Code of Ethics also provides for a whistleblower hotline that permits employees to report, anonymously or otherwise, ethical or other concerns they may have involving the Company. We have posted a copy of the amended Code of Ethics on our website (www.marthastewart.com) under the link for "Investor Relations – Corporate Governance – Code of Conduct." We will promptly post under the same link amendments to or waivers of our Code of Ethics, if any, involving our directors and executive officers.

The Audit and NCG Committees of the Board adopted a Code of Ethics for the CEO and Senior Financial Officers ("Senior Financial Officer Code of Ethics") in February 2013 as an addendum to the Code of Ethics. The Senior Financial Officer Code of Ethics formalizes the general standards of honesty, integrity and judgment that we expect of all senior financial officers. We have posted a copy of the Senior Financial Officer Code of Ethics on our website (www.marthastewart.com) under the link for "Investor Relations – Corporate Governance." We will promptly post under the same link any amendments to or waivers of our Senior Financial Officer Code of Ethics.
AUDIT COMMITTEE
Our Audit Committee currently consists of Ms. Smyth, who serves as its chairperson, Mr. Roskin and Mr. Fekkai. The primary purpose of the Audit Committee is to assist the Board in monitoring the integrity of our financial statements, our independent auditor's qualifications and independence, the performance of our internal audit function and independent auditors, and our compliance with legal and regulatory requirements. In fulfilling this purpose, the Audit Committee has assumed a number of responsibilities and undertaken to perform a number of duties, each of which is detailed in the Audit Committee's charter, which is posted on our website (www.marthastewart.com) under the link for "Investor Relations – Corporate Governance."
The Audit Committee met six times during 2012. The Board, in its business judgment, has determined that the members of the Audit Committee meet the independence standards of the NYSE listing standards, the financial literacy requirements for audit committee members of the NYSE listing standards and the independence requirements for audit committee members of the NYSE listing standards, Rule 10A-3(b) as promulgated under the Exchange Act and the SEC rules and regulations. The Board has also determined that Ms. Smyth qualifies as an audit committee financial expert within the meaning of the applicable SEC regulations.
COMPENSATION COMMITTEE
Our Compensation Committee currently consists of Mr. Roskin, who serves as its chairperson, Mr. Fekkai and Mr. Kantarian. The primary purpose of the Compensation Committee is to assist the Board in fulfilling its oversight responsibilities in the areas of executive and other compensation as well as bonus and equity incentive plans. In fulfilling this purpose, the Compensation Committee has assumed a number of responsibilities and undertaken to perform a number of duties, each of which is detailed in the Compensation Committee's charter, which is posted on the Company's website (www.marthastewart.com) under the link for "Investor Relations – Corporate Governance."
The Compensation Committee has authority under its charter to delegate authority to subcommittees of one or more members as it deems appropriate or to members of management in connection with certain of its duties and responsibilities, provided such delegation is consistent with applicable law and NYSE requirements. The Compensation Committee approves grants of restricted stock, restricted stock units ("RSUs") and options pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the "Stock Plan") in an aggregate amount of up to 100,000 shares of Class A Common Stock per quarter in connection with the negotiation and execution of employment letters with employees who are not Section 16 employees. No single grant made under this delegation can exceed 20,000 shares. In addition, the Compensation Committee has delegated the direct responsibility for the Company's 401(k) plan to members of management. The Compensation Committee also has the authority to retain outside compensation, legal and other advisors, which it has done from time to time. The Compensation Committee also consults with the principal executive officer regarding executive compensation matters.
The Compensation Committee met eight times during 2012. The Board, in its business judgment, has determined that the members of the Compensation Committee meet the independence requirements of the NYSE listing standards and that the members are "non-employee directors" for purposes of the Exchange Act and "outside directors" for purposes of Section 162(m) of the Internal Revenue Code.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Each of the members of our Compensation Committee during 2012 is or was a non-employee director and was never an officer or employee of the Company or any of its subsidiaries. In addition, Mr. Walker, one of the Series A designees during 2012, served briefly on the Compensation Committee in 2012 until the Board determined that he did not meet the independence requirements of the NYSE listing standards. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or on our Compensation Committee.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Our NCG Committee currently consists of Ms. Beers, who serves as its chairperson, Mr. Fekkai and Mr. Kantarian. The primary purpose of the NCG Committee is to identify and recommend individuals to become members of the Board, develop and recommend to the Board a set of corporate governance principles, oversee the evaluation of the Board and each committee of the Board, and perform a leadership role in shaping our corporate governance. In fulfilling this purpose, the NCG Committee has assumed a number of responsibilities and undertaken to perform a number of duties, each of which is detailed in the NCG Committee's charter, which is posted on the Company's website (www.marthastewart.com) under the link for "Investor Relations – Corporate Governance."
The NCG Committee met four times during 2012. The Board, in its business judgment, has determined that the members of the NCG Committee meet the independence requirements of the NYSE listing standards.
FINANCE COMMITTEE
Our Finance Committee currently consists of Ms. Smyth, who serves as its chairperson, Mr. Kantarian, and Mr. Roskin. The primary purpose of the Finance Committee is to assist the Board in fulfilling its oversight responsibilities in the area of financing arrangements, budgets and long-term strategy.
Our Finance Committee became a standing committee in January 2012. The Finance Committee met five times during 2012.
COMPENSATION OF NON-EMPLOYEE DIRECTORS
Under the current compensation plan, each non-employee director's annual retainer is $40,000, payable in cash, although each director may elect to receive all or a portion of the retainer in Class A Common Stock. The plan calls for the number of shares to be computed based on the fees the director has elected to be paid in stock, divided by the closing price of a share of Class A Common Stock on the last business day of the quarter for which payment is being made. The annual fee paid to the chairperson of the NCG Committee and Finance Committee is $10,000 each. The annual fee paid to the Chairperson of the Board (if the Chairperson of the Board is a non-employee director), and the chairpersons of the Audit Committee and Compensation Committee is $20,000 each. Effective July 1, 2012, the Board increased the annual fee paid to the Lead Director to $40,000 from $20,000. Meeting fees for non-employee directors are $1,500 for each in-person Board or committee meeting attended and $1,000 for each Board or committee meeting in which the director participates by telephone. The chairperson and meeting fees are payable in cash.
On May 23, 2012, the Board increased the number of RSUs received by each non-employee director upon appointment or election/re-election to the Board. Each non-employee director receives RSUs representing the contingent right to one share of our Class A Common Stock equal to $60,000 of value. Prior to the 2012 Annual Meeting, non-employee directors received RSUs equal to $50,000. The RSUs are priced at the closing price of a share of Class A Common Stock on the date of issuance. For grants made to new directors during the year, the grants are issued on the first business day of the month following a director's appointment to the Board pursuant to our policy on equity issuances. For grants relating to a director's election or re-election at an annual meeting of stockholders, the grants are issued on the date of such meeting. If a director is appointed at any point other than the annual meeting of stockholders, the grant is prorated for the period. However, with respect to Ms. Smyth's initial grant in 2012, the grant was not prorated but she instead received a full grant. All grants related to a director's appointment or election/re-election to the Board vest on the first anniversary of the grant. Grants to directors are issued pursuant to the Stock Plan.
All directors, including Series A Designees, receive reimbursement of reasonable expenses incurred in connection with participation in Board and committee meetings.
Charles Koppelman served as Non-Executive Chairman until the 2012 Annual Meeting, pursuant to the amended and restated Services Agreement between the Company and Mr. Koppelman, dated April 2, 2012. Thereafter, he became an advisor to the Board until the expiration of the agreement on December 31, 2012. For his services, Mr. Koppelman received a cash payment of $7,500 and shares of Class A Common Stock valued at $2,500 on June 30, 2012. On May 23, 2012, Mr. Koppelman was granted 15,151 RSUs, which vested on September 15, 2012.
DIRECTOR STOCK OWNERSHIP GUIDELINES
We have stock ownership guidelines designed to encourage non-employee directors to have an equity interest in the Company and to help align their interests with the interests of stockholders. Except for non-employee directors who have waived their rights to compensation for serving as directors, such as the Series A Designees, each non-employee director must attain ownership of 5,000 shares within a five-year period. The target applies to shares owned outright.
Non-employee directors who do not meet the ownership test are required to hold 75% of shares that vest (net of shares withheld for tax obligations, if any) until such time as the applicable target is achieved. All of the non-employee director nominees currently own in excess of 5,000 shares. The following table provides information on the amount of compensation received by our non-employee directors for the year ended December 31, 2012. The Series A Designees during 2012, Mr. Kramer and Mr. Walker, each waived their respective rights to receive compensation for serving as directors. Information regarding the compensation of Ms. Stewart and Ms. Gersh, who served as executive officers as well as directors, is set forth in the Summary Compensation Table.
DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Charlotte Beers (3)	73,500	60,000	—	133,500
Frederic Fekkai (4)	82,500	60,000	—	142,500
Arlen Kantarian (5)	112,000	60,000	—	172,000
Charles Koppelman (6)	26,071	—	80,390 (12)	106,461
William Roskin (7)	112,500	60,000	—	172,500
Claudia Slacik (8)	28,214	—	—	28,214
Todd Slotkin (9)	42,572	—	—	42,572
Margaret Smyth (10)	95,588	110,000	—	205,588

(1)
Amounts represent all fees earned or paid in cash for services as a director, including annual retainer fees, committee chair fees and meeting fees. Also included are fees payable in cash, but forgone at the election of the director, in exchange for shares of Class A Common Stock. The grant date fair value of such shares was computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments.” For the assumptions used to determine grant date fair value, see Note 8 to our Original 10-K. The number of shares received by each director for retainer fees was equal to the fees payable to the director in Class A Common Stock divided by the applicable closing price of the Class A Common Stock. In 2012, the respective prices per share of the Class A Common Stock were: $3.81 on March 30, 2012, $3.40 on June 29, 2012, $3.07 on September 28, 2012 and $2.45 on December 31, 2012.

(2)
Amounts represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For the assumptions used to determine grant date fair value, see Note 8 to our Original 10-K. The stock award numbers reflect (i) a grant of $60,000 of grant date fair value of RSUs upon re-election to the Board at the 2012 Annual Meeting, and (ii) in the case of Ms. Smyth, an additional amount of $50,000 of grant date fair value of RSUs on her election to the Board in January 2012. For each of the restricted stock awards made on re-election, grant date fair value was calculated using the closing price on the grant date multiplied by the number of shares.

(3)	Ms. Beers elected to receive 100% of her retainer in stock or 12,903 shares in 2012. As of December 31, 2012, Ms. Beers had options outstanding for 80,417 shares and 19,417 RSUs.

(4)	Mr. Fekkai elected to receive 25% of his retainer in stock or 3,225 shares in 2012. As of December 31, 2012, Mr. Fekkai had options outstanding for 43,841 shares and 19,417 RSUs.

(5)	Mr. Kantarian elected to receive 25% of his retainer in stock or 3,225 shares in 2012. As of December 31, 2012, Mr. Kantarian had options outstanding for 70,507 shares and 19,417 RSUs.

(6)	Mr. Koppelman elected to receive 100% of his retainer in cash in 2012. As of December 31, 2012, Mr. Koppelman had options outstanding for 1,237,500 shares.

(7)	Mr. Roskin elected to receive 25% of his retainer in stock or 3,225 shares in 2012. As of December 31, 2012, Mr. Roskin had options outstanding for 70,151 shares and 19,417 RSUs.

(8)	Ms. Slacik elected to receive 75% of her retainer in stock or 1,968 shares in 2012. As of December 31, 2012, Ms. Slacik had options outstanding for 22,059 shares.

(9)	Mr. Slotkin elected to receive 25% of his retainer in stock or 656 shares in 2012. As of December 31, 2012, Mr. Slotkin had options outstanding for 80,417 shares.

(10)	Ms. Smyth elected to receive 100% of her retainer in cash. As of December 31, 2012, Ms. Smyth had 30,100 RSUs.

(11)
Mr. Koppelman received (i) $46,817 of incremental fair value, computed in accordance with FASB ASC Topic 718, of an RSU award modified on May 23, 2012, in connection with Mr. Koppelman's amended and restated services agreement, (ii) $7,500 in cash and $2,500 of grant date fair value of Class A Common Stock, in accordance with his amended and restated services agreement, for services rendered as an advisor to the Board and (iii) $23,573 paid directly to Mr. Koppelman's attorney for reimbursement of legal fees incurred by Mr. Koppelman while serving in his capacity as an advisor to the Board.

Item 11. Executive Compensation.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.
Members of the Compensation Committee
William Roskin (Chairperson)
Frederic Fekkai
Arlen Kantarian
The Compensation Committee Report above does not constitute "soliciting material" and will not be deemed "filed" or incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from the current or planned programs summarized in this discussion.
Compensation Philosophy
Our compensation philosophy for our executive officers other than Ms. Stewart is guided by our belief that achievement of our business goals depends on attracting and retaining executives with an appropriate combination of creative skill and managerial expertise. As is described in greater detail below, Ms. Stewart's compensation is determined based on her contribution as the principal performer on the Company's various media projects and for her personal efforts in promoting the interests of our various retail partners. Throughout this discussion of our compensation programs, references to our philosophy or our compensation program are to the compensation for our executive officers other than Ms. Stewart.
•    We provide our senior executives with base salaries commensurate with their backgrounds, skill sets and responsibilities;
•    We provide the opportunity to earn annual bonuses that are intended to reward our executives based on the performance of our Company and that of the executive; and
•    We make equity awards based primarily on stock options and RSUs that vest over time in order to induce executives to remain in our employ and to align executives' interests with those of our stockholders. We also make equity awards (stock options and RSUs) that only vest when certain performance criteria are achieved (currently we are using enhanced stock price as the performance criteria). We believe these equity compensation packages better align our executives' interests with those of other stockholders and instill a pay for performance approach at our Company.

The Compensation Committee reviews and administers the compensation program for each of our named executive officers ("NEOs"). This includes the talent arrangements for Ms. Stewart. For more information on the scope and authority of the Compensation Committee, see "Meetings and Committees of the Board – Compensation Committee" above.
Potential adjustments to compensation (i.e., merit increases, market competitive adjustments, etc.) typically are set at a Compensation Committee meeting early in the calendar year after the Board has reviewed performance for the past year and prospects for the year ahead, although compensation decisions may be made throughout the year for a variety of reasons.
The Compensation Committee reviewed a risk assessment of our compensation policies and practices and determined that our compensation policies and practices do not encourage risk-taking that is reasonably likely to have a material adverse effect on the Company. Factors considered in making this determination included:

(1)
that our compensation mix for employees, including executives, recognizes that while long-term success is key, annual business, individual performance and adequate fixed compensation are also essential;

(2)	that target annual cash incentives are based on adjusted EBITDA (as defined below) and revenue targets and on individual contributions;

(3)	that annual cash incentive bonuses of senior executive officers are capped at a maximum of 150% of the target bonus opportunity and that no such target bonus shall exceed 100% of base salary;

(4)
that equity and equity-based awards have a retentive element and typically vest ratably over a three- or four-year period in the case of stock options and over a two-, three- or four-year period in the case of RSUs; and that a high percentage of equity awards are based on performance criteria; and

(5)	that executives are subject to stock ownership guidelines, linking executives with the long-term interests of stockholders.
APPROACH TO ESTABLISHING TOTAL COMPENSATION LEVELS
Founder
Ms. Stewart's compensation arrangements with the Company are primarily contained in her employment agreement with the Company, which is structured essentially as a talent agreement. Ms. Stewart's talent agreement is reflected in an amended and restated employment agreement, which was initially effective as of April 1, 2009. That agreement was set to expire on March 31, 2012. In 2012, the parties extended that agreement through June 30, 2017. During the extension period, the parties have agreed to negotiate mutually acceptable adjustments to the terms of the employment agreement to take effect on July 1, 2013 or before. If the parties are unable to negotiate mutually acceptable terms, the Company may choose to have the employment agreement and the original terms continue through June 30, 2017 or to allow the employment agreement to lapse on June 30, 2013.
Despite the fact that Ms. Stewart is an executive officer and has primary responsibility for creative decisions within the Company, especially with respect to our various publications, her compensation is structured primarily for her role as the key on-air performer for a host of creative initiatives and her responsibilities on behalf of our merchandising partners. However, because Ms. Stewart's contributions are critical to the performance of the Company, and to reflect her responsibilities as our Chief Creative Officer, Ms. Stewart has an annual incentive opportunity that is based on the same overall financial targets that are established for our NEOs generally.
In 2012, Ms. Stewart's annual talent compensation remained at the level provided for in her April 2009 employment agreement, $2 million. This amount had been determined on the basis of Ms. Stewart's length of service and experience, as well as how critical her services are to the Company. In addition, Ms. Stewart's base salary recognizes her incredible value to the company in providing her creativity and talent to the company's businesses. It is, we believe, consistent with talent payments made to other celebrities, although there is no published benchmark data for us to rely on. There are, however, from time to time, relatively reliable estimates published in general circulation media as to what similar celebrities earn, as well as some word of mouth estimates, which help to provide a context for negotiating Ms. Stewart's base talent compensation.
The creative initiatives that are dependent on her services as a performer include various Martha Stewart television productions (e.g., Martha Bakes; Martha's Cooking School); video segments on YouTube and other internet channels; her appearances in television commercials for our merchandising partners; her appearances on behalf of the Company on nationally distributed broadcast shows such as the Today show; her appearances on cable television broadcasts (e.g., CNBC); and her regularly scheduled radio show on Sirius XM Radio.

In addition to her role as a performer in our creative initiatives, our agreement with Ms. Stewart and her compensation recognizes her role as the creative visionary and caretaker of our brand in the publication of our magazines, websites and books and various merchandising initiatives. She makes a substantial number of public appearances on behalf of our merchandising partners, as well as book signings. There is a fairly constant demand for her time to participate in photo shoots, which are often full–day or multi-day events, as the featured celebrity for our own publications and websites, for our merchandising partners, and for promotional opportunities to further the Martha Stewart brand.
With respect to the various photo shoots, video productions and television interviews that Ms. Stewart is required to participate in for the benefit of the Company, it has historically been the Company's practice to use properties that are beneficially owned by Ms. Stewart. This is because the Martha Stewart brand is often best personified by our use of her properties to demonstrate pet-care, gardening, kitchen layout and equipment, as well as crafts. For this reason, we have negotiated to use these properties pursuant to a separate agreement. The amounts payable by the Company under this agreement are reported in the All Other Compensation column in the Summary Compensation Table set forth below.
By reason of her unique position as a performer and her unparalleled role in supporting and developing the Martha Stewart brand, which require her to undertake extensive travel, make a substantial number of on-camera and personal appearances and require her to be constantly in the public eye, we pay for a number of expenses to assist Ms. Stewart in fulfilling these Company responsibilities that, under SEC regulations, are required to be reported as perquisites in the All Other Compensation column of the Summary Compensation Table set forth below.
Internal Review
Our executives receive a mix of base salary, the opportunity for performance-based annual bonuses, and long-term equity or equity-based awards. We arrive at total compensation levels by determining appropriate levels for each element. The relative weight of each element is determined by the Compensation Committee based on its assessment of the effectiveness of each element in supporting our short-term and long-term strategic objectives. Base salary and performance-based annual bonuses relate to short-term incentives and encourage executives to focus on key objectives that are critical to the success of the business in the near term; stock options and RSUs, which vest in various proportions over time or at the end of a fixed period (and which are often conditioned upon the achievement of performance metrics or, more commonly, Class A Common Stock price targets), encourage a focus on achieving long-term performance goals and provide an appropriate and necessary balance to our annual incentive plan.
In determining compensation for current NEOs, our Compensation Committee considers many variables, including each executive's respective experience. While not formulaic or exhaustive, the variables the Compensation Committee has considered in the past include:
•    the experience, knowledge, and performance of the senior executive in question;
•    the competitive market for similar executive talent;
•    how critical the retention of any particular executive is to achieving the Company's strategic goals;
•    the performance of the Company (and each of its operating segments) against internal performance targets;
•    how well an executive works across business segments to promote overall corporate goals;
•    future potential contributions of the executive;
•    pre-existing employment agreements between the Company and an NEO; and
•    compensation at former employers, in the case of new hires.
Based on this analysis, as described below, the Compensation Committee makes determinations as to each element of the compensation package, weighing each component in its discretion based on the facts and circumstances surrounding each NEO's employment agreement or annual review.
Market Review
In 2012 through the date of this Form 10-K/A, the Compensation Committee has continued its relationship with Frederic W. Cook & Co., Inc. ("FWC") as its independent compensation consultant to provide advice to the Compensation Committee on the compensation program structure, including director compensation and individual compensation arrangements. FWC was selected by and reports to the Compensation Committee and does not provide any other services to the Company. The Compensation Committee has confirmed that there has been no conflict of interest in connection with the services provided by

FWC to the Compensation Committee or the Company. During 2012, FWC provided advice to the Compensation Committee with respect to equity-based awards to the NEOs and the compensation of directors.
In 2011, FWC provided a peer group proxy analysis of 23 companies (the "peer group") selected with greater emphasis on industry rather than size for use in connection with evaluating the compensation of Ms. Gersh. We have utilized the same overall peer group for 2012. The data was collected from the then most recently available proxy statements of these companies. The peer group used in both years was comprised of the following companies:

1-800-Flowers.com	Estee Lauder	The New York Times
American Greetings	Guess	Ralph Lauren
Cablevision	IAC/Interactivecorp	Scholastic
Kenneth Cole	XO Group Inc.	Scripps Networks Interactive
Discovery Communications	Lifetime Brands	Sirius XM Radio
DreamWorks Animation	Fifth & Pacific	Steve Madden
Elizabeth Arden	Media General	World Wrestling Entertainment
Perry Ellis	Meredith Corp.

ANALYSIS OF ELEMENTS OF TOTAL COMPENSATION
Base Salaries
While we believe it is appropriate for an executive's total compensation package to be significantly conditioned on both the executive's and the Company's performance, we also recognize that base salary is an important element of consideration for services rendered by the executive. Accordingly, while we seek to keep base salaries competitive with our peers, we also use our judgment to determine specific pay levels necessary to attract and retain executive talent. In addition, base salaries relate to the scope of the executive's responsibility and his or her years of experience. Salary increases are based on the Compensation Committee's evaluation of current and anticipated future performance and, in some cases, reflect additional responsibilities.
See discussion above under Founder for a description of Ms. Stewart's compensation arrangements. Each of Ms. Gersh, Mr. Taitz and Mr. West's base salary remained at the levels provided for in their respective employment agreements throughout 2012. Ms. Pollack's salary remained $550,000.
Annual Bonuses
Annual bonuses for the NEOs and others are designed to reflect the overall financial performance of the Company against pre-determined annual goals set by the Compensation Committee. The Compensation Committee also considers the individual's performance of his or her job responsibilities. At target levels and beyond, these bonuses can represent a material part of our NEOs' total compensation. The Compensation Committee retains discretion to adjust all awards.
Bonuses to executive officers are typically awarded pursuant to The Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan and, where applicable, the individual's employment agreement or offer letter. Target bonuses are set as a percentage of the participant's annual base salary. Since we believe that senior executives can have the greatest direct impact on the Company's overall results, we typically set their bonus targets at a higher percentage of base salaries than other employees.
For 2012, the key metrics used for calculating bonuses were revenue and adjusted EBITDA (as defined below). We believe these measures give the most accurate view of the Company's financial performance. In addition, these measures give management a good opportunity to grow the Company while controlling expenses.
Neither the adjusted EBITDA (as defined below) target nor the revenue target provided for 2012 was achieved; therefore, no cash bonuses were paid to senior executive officers. Although no additional cash was approved, the Board recognized Ms. Gersh's significant contribution in consummating the transaction with J.C. Penney and awarded her 64,395 RSUs.
In February 2013, the Compensation Committee decided that 2013 bonuses for the NEOs would be based on the Company's achievement of an adjusted consolidated income (loss) before interest income or expense, taxes, depreciation and amortization, impairment, non-cash compensation expense, restructuring charges and other income (expense) ("adjusted EBITDA") target and a revenue target, as well as subject to adjustment based on individual performance during the year. The Compensation Committee retains full discretion to make discretionary awards to any employee, including NEOs, should it determine it is in the Company's best interest to do so.
Long-Term Incentive Compensation
To succeed in reaching our business goals, it is critical that we recruit and retain key executives and creative talent. One tool to achieve this is to grant equity or equity-based awards. These awards vest over time and, in part, vest when certain performance metrics are met. They provide executives an incentive to stay with the Company over the long term. These equity or equity-based awards also provide flexibility to the Compensation Committee to reward superior performance by senior executive officers.
Long-term incentive awards were typically granted annually (or, in the case of some new hires, at the time they join the Company). However, there may also be awards made at other times during the year in connection with promotions or other unique circumstances. The Compensation Committee retains full discretion to grant equity awards annually and in 2012 did not do so as the Company was contemplating a restructuring of its personnel.
All equity awards made since May 2008 were made pursuant to our Stock Plan, which was approved at our May 2008 annual meeting of stockholders. In 2008, we adopted a guideline on equity issuances. Under the guideline, unless otherwise specified, awards of equity determined during the course of any calendar month become effective on the first business day of the following calendar month. We then issue and price equity awards on that first business day of the month with an exercise price or value, as the case may be, equal to or based upon the closing price of our Class A Common Stock on that day.

Performance-based options or RSUs only vest when the target price is achieved. All stock options granted by the Company have been nonqualified stock options.
When determining the value of a grant to an NEO or other senior executive, we consider the executive's level of responsibility and other relevant factors. We tend to make these awards in bands that correlate to an executive's title (e.g., Senior Vice Presidents receive larger awards than Vice Presidents), but, as noted above, an individual executive's performance in the prior fiscal year may result in the executive receiving a greater or lesser grant. In the past few years, the Compensation Committee has shifted the mix of equity and equity-based awards, emphasizing performance-based RSUs and options to reinforce a pay for performance approach to compensation. We are required to recognize a charge for the value of an option when granted that might be disproportionate to the value received by the recipient upon exercise. However, the granting of options aligns the interests of recipients with those of stockholders because the recipient only realizes value if our Class A Common Stock appreciates above the grant date price. Since RSUs are settled on vesting in shares of our Class A Common Stock, their value to the recipient is also driven by the price of our Class A Common Stock. Performance-based RSUs and options further these principles. We believe both options and RSUs help us retain our executives by having the awards vest over a period of years or at the end of a fixed period.
Perquisites and Personal Benefits
Our NEOs other than Ms. Stewart do not generally receive many of the perquisites that are commonly provided at other companies. As is noted above, because of her role as a performer and her responsibilities as in promoting the Martha Stewart brand and her personal appearances and other on-air responsibilities for the benefit of our merchandising partners, we pay for a number of expenses for Ms. Stewart that are characterized as perquisites. As is described above, we have also entered into a contractual arrangement with Ms. Stewart to use properties that she beneficially owns to promote the Martha Stewart brand, including through creative initiatives produced by the Company, including various television programs and photo shoots for our merchandising partners and publications. For more detail on these benefits, payments and expenses, see "Executive Compensation Agreements", the Summary Compensation Table and "Certain Relationships and Related Person Transactions – Transactions with Martha Stewart."
The other NEOs are eligible to participate in the Company's 401(k) plan on the same terms as other eligible management-level employees, which includes receiving Company matching contributions.
Separation Arrangements
In line with our efforts to attract and retain executives with creative skill and managerial excellence, we have entered into employment agreements with Ms. Gersh1, Ms. Stewart, Mr. Taitz and Mr. West that provide for benefits in connection with certain termination events. Ms. Pollack does not have an employment agreement, but in accordance with the Company's severance policy, as of April 16, 2013, Ms. Pollack was entitled to 23 weeks of base salary in the event of termination without cause. These arrangements are described below under "Executive Compensation Arrangements" and "Potential Payments Upon Termination or Change in Control."
Employee Stock Ownership/Retention Guidelines
Our employee stock ownership/retention guidelines are intended to encourage executive officers to maintain an equity interest in the Company to help further align their interests with the interests of other stockholders. Each executive officer must attain and retain the following ownership requirements within a five-year period. The targets apply to shares owned outright.

Principal Executive Officer:	60,000 shares
All other executive officers:	20,000 shares
Officers who do not meet the ownership test are required to hold 75% of vested shares (net of shares withheld for tax obligations) until such time as the applicable target is achieved. This requirement does not, however, apply to shares granted as part of a bonus payment.

____________________
1 See discussion on Ms. Gersh's separation immediately prior to the Summary Compensation Table.

Ms. Stewart beneficially owns approximately 41.5% of the outstanding shares of the Company's Common Stock. At this time, each of Mr. Taitz, Ms. Pollack and Mr. West is deemed to be in compliance with these guidelines while each accumulates shares within the five-year period.
Other Policies
Our policy on securities law compliance prohibits our directors, officers or employees to invest in derivatives of our securities, including trading in puts, calls and options, without the prior approval of our Board.
We have yet to adopt a formal policy fixing a course of action with regard to compensation adjustments following a restatement of financial results. We expect to do so once the SEC issues rules in this area as it has been directed by Dodd-Frank.
Tax Issues
The Compensation Committee also oversees compliance with Internal Revenue Code Section 162(m), which generally disallows a tax deduction to public companies for compensation over $1 million paid to certain NEOs, subject to certain exceptions. The Compensation Committee believes, however, that in certain circumstances, factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and our stockholders. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible and reserves the right to do so in the future, when appropriate.

The Summary Compensation Table and the accompanying tables show the compensation of Lisa Gersh, who was our Chief Executive Officer and President in 2012, Kenneth West, who is our Chief Financial Officer and served in that capacity during all of 2012, and Martha Stewart, Daniel Taitz and Patricia Pollack, who were our three highest compensated other executive officers serving in that capacity on the last day of 2012.
Ms. Gersh stepped down as the Company's Chief Executive Officer and President and resigned from the Company's Board on February 7, 2013, as disclosed in the Company's Form 8-K filing on January 29, 2013. In connection with the terms of her employment agreement, on her departure date of February 7, 2013, Ms. Gersh became vested in any time-based equity awards which were otherwise to vest within one year from her departure date. Accordingly, the following equity became vested on February 7, 2013:
•100,000 options from the 300,000 options granted on 6/6/2011
•66,667 options from the 200,000 options granted on 6/6/2012
•66,667 RSUs from the 200,000 RSUs granted on 6/6/2011
•25,000 RSUs from the 75,000 RSUs granted on 6/6/2012
•64,395 RSUs from the 64,395 RSUs granted on 6/6/2012
Further details regarding these equity grants are set forth in the table entitled "Outstanding Equity Awards at Fiscal Year-End 2012."
In accordance with her employment agreement, Ms. Gersh is also entitled to receive cash severance payments of up to a total of 18 months' salary ($1,275,000). Of this amount, 12 months of her base salary ($850,000) was paid in April 2013. The remaining 6 months' salary ($425,000) is due in the form of salary continuation starting on February 7, 2014, but is subject to offset by compensation received from subsequent employment.
The termination payments to Ms. Gersh discussed above are not included in the following Summary Compensation Table as these payments are considered to be 2013 transactions.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	All Other Compen-sation ($)		Total ($)
Lisa Gersh	2012	796,154	—	429,337	(3)	280,558	5,576	(4)	1,511,625
Chief Executive Officer and President	2011	403,846	200,000	1,731,500		1,416,538	8,019		3,759,903
Kenneth West	2012	450,000	—	—		—	8,742	(5)	458,742
Chief Financial Officer	2011	128,077	30,000	241,600		173,521	382		573,580
Martha Stewart	2012	2,000,000	—	—		—	3,460,406	(6)	5,460,406
Founder/Chief Creative Officer	2011	2,000,000	—	—		266,362	3,235,438		5,501,800
	2010	2,000,000	—	—		783,125	3,124,262		5,907,387
Daniel Taitz	2012	450,000	—	91,500		—	7,992	(7)	549,492
Chief Administrative Officer and General Counsel	2011	147,115	50,000	332,700		281,558	430		811,803

Patricia Pollack	2012	550,000	—	—		—	10,174	(8)	560,174
Senior Executive Vice President, Merchandising	2011	460,000	100,000	254,500		35,515	11,078		861,093

(1)
Amounts represent the aggregate grant date fair value of stock awards as computed in accordance FASB ASC Topic 718. For the assumptions used to determine the grant date fair value, see Note 8 to our Original 10-K. Please also refer to the Grants of Plan-Based Awards in 2012 table for information on stock awards made in 2012. These amounts do not represent the actual value that may be realized by the NEOs.

(2)
Amounts represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. For the assumptions used to determine the grant date fair value, see Note 8 to our Original 10-K. Please also refer to the Grants of Plan-Based Awards in 2012 table for information on option awards made in 2012. These amounts do not represent the actual value that may be realized by the NEOs.

(3)
In June 2012, Ms. Gersh was awarded a special one-time non-recurring RSU grant in recognition of her significant contribution in consummating the transaction with J.C. Penney. 64,395 RSUs were granted with a one-year service-based vesting provision. The grant date fair value of the award, computed in accordance with FASB ASC Topic 718, was $198,337.

(4)	Ms. Gersh's other compensation consisted of matching contributions to the 401(k) plan, driving services and life insurance premiums.

(5)	Mr. West's other compensation consists of matching contribution to the 401(k) plan and life insurance premiums.

(6)
Ms. Stewart’s 2012 other compensation of $3,460,406 consists of (i) $2,027,898 in fees and expenses for which we are responsible under the Intangible Asset License Agreement; (ii) $88,504 of union required and other fees earned as talent on our television shows; (iii) $642,128 for security services; (iv) $393,574 for the portion of personnel costs for individuals performing work for Ms. Stewart for which we were not reimbursed; (v) $127,955 for a weekend driver and a portion of the cost of a weekly driver for non-business usage; (vi) $11,476 for life and other insurance premiums; (vii) $168,871 for expenses related to personal fitness, wellness, beauty and wardrobe provided in her capacity as on-air and in-person talent; (viii) vendor/advertiser/merchandising partner supplied samples/products and other improvements to her properties; and (ix) utilities and telecommunication services with no incremental cost to the Company. These expenses are paid and benefits are provided in accordance with her Employment Agreement with the Company. That agreement provides that Ms. Stewart is entitled to reimbursement for all business, travel and entertainment expenses on a basis no less favorable than in effect immediately prior to April 1, 2009 and subject to the Company’s current expense reimbursement policies. It also requires that the Company provide Ms. Stewart with automobiles and drivers on a basis no less favorable than in effect immediately prior to April 1, 2009 and must also pay for or reimburse her for certain security and communications expenses. See “Certain Relationships and Related Person Transactions – Transactions with Martha Stewart.”

(7)	Mr. Taitz's other compensation consists of matching contribution to the 401(k) plan and life insurance premiums.

(8)	Ms. Pollack's other compensation consists of matching contribution to the 401(k) plan, life and other insurance premiums.
The base salaries reported above with respect to Mses. Gersh and Stewart and Messrs. Taitz and West are the minimum base salaries that could be payable to each of these officers pursuant to the terms of the employment agreements between each such officer and the Company.

GRANTS OF PLAN-BASED AWARDS IN 2012

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Lisa Gersh	n/a		850,000	1,275,000
	6/6/12							75,000 (2)			231,000
	6/6/12							64,395 (3)			198,337
	6/6/12								200,000 (4)	3.08	280,558
Kenneth West	n/a		226,125	452,250		111,375 (5)	222,750 (5)
Martha Stewart	n/a		1,000,000	1,500,000
Daniel Taitz	n/a		337,500	675,000
	8/22/12							30,000 (6)			91,500
Patricia Pollack	n/a		275,000

(1)
Amounts represent target amounts payable to each NEO. For Mses. Gersh and Stewart and Messrs. West and Taitz, the target and maximum bonus amounts are provide in accordance with the terms of their employment agreements. For Ms. Gersh, her target opportunity was 100% of her base salary, and her maximum opportunity was 150% of such base salary. In the case of Ms. Stewart, the target bonus opportunity is $1,000,000 (which was 50% of the base salary in 2012); with a maximum opportunity of $1,500,000 (which was 75% of her base salary in 2012). In the case of Messrs. West and Mr. Taitz, such target bonus is 75% of the officer's base salary, with a maximum opportunity equal to 150% of such base salary. In the case of Mr. West, 67% of his bonus is payable in cash and 33% is payable in stock options and/or RSUs which vest ratably over a three year period. Accordingly, 67% of Mr. West's target and maximum bonus is reflected in the "Estimated Possible Payouts Under Non-Equity Incentive Plan Awards" columns and 33% of Mr. West's target and maximum bonus is reflected in the "Estimated Possible Payouts Under Equity Incentive Plan" columns.

(2)
The stated vesting schedule for this award was that one-third of the shares were to vest on each of June 6, 2013, June 6, 2014 and June 6, 2015. The portion of this award that was scheduled to vest on June 6, 2013 vested upon Ms. Gersh’s resignation as an officer and director effective February 7, 2013. The remaining shares were forfeited on February 7, 2013.

(3)
The stated vesting schedule for this award was that one hundred percent of the shares were to vest June 6, 2013. These awards were a special one-time non-recurring award approved in June 2012 to recognize Ms. Gersh’s significant contribution in consummating the transaction with J.C. Penney. All of these shares became vested upon Ms. Gersh’s resignation as an officer and director effective February 7, 2013.

(4)
The stated vesting schedule for this award was that one-third of the shares subject to the option vest on each of June 6, 2013, June 6, 2014 and June 6, 2015. The portion of this award that was scheduled to vest on June 6, 2013 vested upon Ms. Gersh’s resignation as an officer and director effective February 7, 2013. The remaining shares were forfeited on February 7, 2013.

(5)	Subsequent to December 31, 2011, thirty-three percent of Mr. West’s bonus is payable in stock options and/or RSUs which vest ratably over a three year period.

(6)	One-third of the shares vest on each of August 22, 2013, August 22, 2014 and August 22, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Lisa Gersh (3)			100,000 (4)	6.00	6/5/2021
			100,000 (4)	8.00	6/5/2021
			100,000 (4)	10.00	6/5/2021
			100,000 (4)	12.00	6/5/2021
		300,000 (5)		4.85	6/5/2021
		200,000 (5)		3.08	6/5/2022
								200,000 (6)	490,000
						200,000 (7)	490,000
						75,000 (8)	183,750
						64,395 (9)	157,768
Kenneth West			25,000 (10)	6.00	9/5/2021
			25,000 (10)	8.00	9/5/2021
			25,000 (10)	10.00	9/5/2021
			25,000 (10)	12.00	9/5/2021
		75,000 (11)		3.08	9/5/2021
						50,000 (12)	122,500
								60,000 (13)	147,000
Martha Stewart	750,000			7.04	3/2/2015
	637,500	212,500 (14)		1.96	2/28/2019
	150,000	150,000 (15)		5.48	2/28/2020
	49,500	100,500 (16)		3.95	2/28/2021
Daniel Taitz			50,000 (17)	6.00	8/21/2021
			50,000 (17)	8.00	8/21/2021
			50,000 (17)	10.00	8/21/2021
			50,000 (17)	12.00	8/21/2021
		100,000 (18)		3.15	8/21/2021
						50,000 (19)	122,500
								120,000 (20)	294,000
						30,000 (21)
Patricia Pollack	28,125	9,375 (14)		1.96	2/28/2019
	7,500	7,500 (15)		5.48	2/28/2020
	6,000	13,400 (16)		3.95	2/28/2021
						15,000 (22)	36,750
						33,500 (23)	82,075
							73,500

(1)
All options were issued from the Stock Plan, with the exception of Ms. Stewart's 750,000 options which expire on 3/2/15, which were issued from the Martha Stewart Living Omnimedia, Inc. 1999 Amended and Restated Stock Compensation Plan (the "Prior Plan"). Options are granted at an exercise price equal to the fair market value on the date of grant. Under the Stock Plan, the fair market value is defined as the closing price of Class A Common Stock on the date of grant. Under the Prior Plan, the fair market value is defined as the closing price of Class A Common Stock on the last business day before the grant.

(2)	Market value is calculated by multiplying the number of shares that have not vested by $2.45, the closing market price of the Class A Common Stock on December 31, 2012, the final trading day of 2012.

(3)
In connection with the terms of her employment agreement, on her departure date of February 7, 2013, Ms. Gersh became fully vested in time-based equity awards which were otherwise to vest within one year from her departure date. Thus, 166,667 options to which footnote (5) applies, 66,667 restricted stock unit to which footnote (7) applies, 25,000 restricted stock unit to which footnote (8) applies and 64,395 restricted stock unit to which footnote (9) applies, became vested as of February 7, 2013, and any remaining shares subject to such awards were forfeited. See discussion on Ms. Gersh’s separation immediately prior to the Summary Compensation Table.

(4)
This option will vest if and only if the trailing average price during any consecutive 30 trading days is at least equal to the exercise price during the period beginning on June 6, 2011 and ending on June 6, 2015.

(5)	These options will vest with respect to one-third of the shares on each of June 6, 2013, June 6, 2014 and June 6, 2015.

(6)
Twenty-five percent of these RSUs will vest if and only if the trailing average price during any consecutive 30 trading days is at least $6 during the period beginning on June 6, 2011 and ending on June 6, 2015; 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $8 during the period beginning on June 6, 2011 and ending on June 6, 2015; 25%. will vest if and only if the trailing average price during any consecutive 30 trading days is at least $10 during the period beginning on June 6, 2011 and ending on June 6, 2015; and 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $12 during the period beginning on June 6, 2011 and ending on June 6, 2015.

(7)	Sixty-six thousand six hundred sixty-seven of these RSUs will vest on each of June 6, 2013 and June 6, 2014 and 66,666 will vest on June 6, 2015.

(8)	Twenty-five thousand of these RSUs will vest on each of June 6, 2013, June 6, 2014 and June 6, 2015.

(9)	These RSUs will vest on June 6, 2013.

(10)
This option will vest if and only if the trailing average price during any consecutive 30 trading days is at least equal to the exercise price during the period beginning on September 6, 2011 and ending on September 6, 2014.

(11)	This option will vest with respect to one-third of the shares on each of September 6, 2013, September 6, 2014 and September 6, 2015.

(12)	Sixteen thousand six hundred sixty-seven of these RSUs will vest on each of September 6, 2013 and September 6, 2014 and 16,666 will vest on September 6, 2015.

(13)
Twenty-five percent of these RSUs will vest if and only if the trailing average price during any consecutive 30 trading days is at least $8 during the period beginning on September 6, 2011 and ending on September 6, 2014; 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $10 during the period beginning on September 6, 2011 and ending on September 6, 2014; 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $12 during the period beginning on September 6, 2011 and ending on September 6, 2014; and 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $14 during the period beginning on September 6, 2011 and ending on September 6, 2014.

(14)	This option vested on March 1, 2013.

(15)	This option vested with respect to one-half of the shares on March 1, 2013; the remainder of the shares will vest on March 1, 2014.

(16)	This option vested with respect to one-half of the shares on March 1, 2013; it will vest with respect to the remainder of the shares on March 1, 2014.

(17)
These options will vest if and only if the trailing average price during any consecutive 30 trading days is at least equal to the exercise price during the period beginning on August 22, 2011 and ending on August 22, 2014.

(18)	This option will vest as to 33,334 of the shares on August 22, 2013 and with respect to 33,333 shares on each of August 22, 2014 and August 22, 2015.

(19)	Sixteen thousand six hundred sixty-seven of these RSUs will vest on each of August 22, 2013 and August 22, 2014 and 16,666 will vest on August 22, 2015.

(20)
Twenty-five percent of these RSUs will vest if and only if the trailing average price during any consecutive 30 trading days is at least $8 during the period beginning on August 22, 2011 and ending on August 22, 2014; 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $10 during the period beginning on August 22, 2011 and ending on August 22, 2014; 25% will vest if and only if the trailing average price during any consecutive 30 trading days is at least $12 during the period beginning on August 22, 2011 and ending on August 22, 2014; and 25% will vest if and only if the trailing average price is during any consecutive 30 trading days is at least $14 during the period beginning on August 22, 2011 and ending on August 22, 2014.

(21)	Thirty-three percent of these RSUs will vest on each of August 22, 2013 and August 22, 2014, with the remaining 34% vesting on August 22, 2015.

(22)	These RSUs vested on March 1, 2013.

(23)	Sixteen thousand five hundred of these RSUs will vest on June 1, 2013 and 17,000 will vest on June 1, 2014.
OPTION EXERCISES AND STOCK VESTED DURING 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Patricia Pollack	—	—	6,250	26,813
Patricia Pollack	—	—	16,500	49,500

(1)	Value realized was calculated based on the closing price of the Class A Common Stock on the date of vesting.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The tables below show certain potential payments that would have been made to an NEO had a termination hypothetically occurred on December 31, 2012 under various scenarios, or had a change in control hypothetically occurred on December 31, 2012. In accordance with SEC rules, the potential payments were determined under the terms of each NEO's respective employment agreement, if any. The terms of these agreements, including the obligations of the NEOs in respect of non-competition, non-solicitation and non-disparagement following termination, are detailed above under "Executive Compensation Agreements" above.
The tables do not include the value of vested but unexercised stock options as of December 31, 2012. The Benefit Continuation expense was calculated using the Company's costs for medical, dental, hospitalization and life insurance coverage for each NEO as in effect on December 31, 2012, except where otherwise specified. The footnotes to the tables describe the assumptions used in estimating the amounts set forth in the tables. Because the payments to be made to an NEO or the value of accelerated equity awards depend on several factors, the actual amounts to be paid out or the value received upon an NEO's termination of employment or upon a change in control can only be determined at the time of the event. In all events of termination, an NEO is entitled to earned but unpaid salary, benefits (including accrued vacation) and unreimbursed business expenses through the date of termination. This table assumes that our pay period ended on, and included pay for, December 31, 2012, and that there was no accrued vacation at such date.

The tables below sets forth information for Ms. Gersh as if termination occurred on December 31, 2012 under various scenarios. As discussed above, Ms. Gersh stepped down as the Company's Chief Executive Officer and President and resigned from the Company's Board on February 7, 2013. In connection with the terms of her employment agreement, on her departure date of February 7, 2013, Ms. Gersh became vested in any time-based equity awards which were otherwise to vest within one year of her departure date. Accordingly, the following equity became vested on February 7, 2013:
•100,000 options from the 300,000 options granted on 6/6/2011
•66,667 options from the 200,000 options granted on 6/6/2012
•66,667 RSUs from the 200,000 RSUs granted on 6/6/2011
•25,000 RSUs from the 75,000 RSUs granted on 6/6/2012
•64,395 RSUs from the 64,395 RSUs granted on 6/6/2012
Further details regarding these equity grants are set forth in the table entitled "Outstanding Equity Awards at Fiscal Year-End 2012."
In accordance with her employment agreement, Ms. Gersh is also entitled to receive cash severance payments of up to a total of 18 months' salary ($1,275,000). Of this amount, 12 months of her base salary ($850,000) was paid in April 2013. The remaining 6 months' salary ($425,000) is due in the form of salary continuation, starting on February 7, 2014, but is subject to offset by compensation received from subsequent employment.
On July 9, 2012 the Company extended Ms. Stewart's employment agreement to June 30, 20172. Under Ms. Stewart's employment agreement, in the event of her death, the Company remains obligated to pay the talent compensation (less long-term disability payments) until June 30, 2017. If she is disabled, the talent compensation continues unless the agreement is terminated, in which event the Company remains obligated to pay the talent compensation (less long-term disability payments) until June 30, 2017. Also, under Ms. Stewart's employment agreement, if the Company terminates her employment without "cause" or she terminates her employment for "good reason," she would be entitled to a lump-sum payment equal to the sum of: (a) talent compensation and accrued vacation pay (which for purposes of this table we are assuming is zero) through the date of termination, (b) $3,000,000, and (c) the higher of (1) $5,000,000 or (2) three times the highest annual bonus paid with respect to any fiscal year beginning during the term of the agreement. In such cases, the Company must also continue to provide Ms. Stewart for the greater of the remaining term of the agreement or three years following the date of termination, the same medical, hospitalization, dental and life insurance coverage to which she was otherwise entitled under the agreement. Upon a termination by the Company without cause or her termination for good reason, the Company would also be required to continue to provide Ms. Stewart with the use of automobiles and drivers and to provide her with offices and assistants for three years. The employment agreement contains customary confidentiality, non-competition, non-solicitation and indemnification provisions. Under the agreement, Ms. Stewart cannot compete with the Company or solicit its employees during her term of employment. In addition, if Ms. Stewart's employment is terminated by the Company for cause or by Ms. Stewart without good reason, the non-competition and non-solicitation restrictions continue for 12 months after the termination of employment. The non-disparagement provisions, which preclude both the Company and Ms. Stewart from making disparaging or derogatory statements about the other in communications that are public or that, may be reasonably expected to be publicly disseminated to the press or the media, apply during her term of employment and for two years thereafter in all events.
Pursuant to each of their employment agreements, if we terminate either Mr. West or Mr. Taitz without "cause" or he resigns for "good reason," we must pay him (a) a prorated bonus with respect to the cash portion of his bonus for the year of termination (so long as his targets have been met and bonuses are paid generally to similarly situated executives); (b) his base salary for 12 months and (c) continued medical coverage at active employee rates for the earlier of 12 months or the end of his originally scheduled employment term (unless he is earlier eligible to receive subsequent employer-provided coverage). In addition, he will also vest in the portion of the outstanding unvested options and RSUs granted when his employment began (other than those that are performance-based) that would otherwise have vested within (a) if such termination is before a "change of control" of the Company occurs, 12 months and (b) if such termination is after a "change of control" of the Company occurs, 24 months, of the date of termination.
____________________
2 On July 9, 2012, the Company extended Ms. Stewart's employment agreement through June 30, 2017. However, the parties have agreed to further negotiate the agreement, with any changes to take effect by July 1, 2013, at the latest. If the parties do not reach mutually acceptable adjustments to the agreement, the Company may allow the agreement to lapse on June 30, 2013 or allow the agreement to continue through June 30, 2017.

All such post-termination payments are subject to his execution of a mutually satisfactory release and compliance with customary confidentiality, non-competition, non-solicitation, non-disparagement and indemnification provisions. Under each of their agreements, neither Mr. West nor Mr. Taitz can compete with the Company for a 12-month period after termination. The non-solicitation covenant also extends for 12 months after termination.

Value of Accelerated Equity Awards (2)
Lisa Gersh: (1)	Cash Severance ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control (3)	1,275,000	(4)	—	449,168	1,724,168
Termination by Company without "cause"/by employee for "good reason"	1,275,000	(4)	—	382,352	1,657,352
Termination for cause	—	—	—	—	—
Disability	—	—	—	—	—
Death	—	—	—	—	—
All other	—	—	—	—	—

Value of Accelerated Equity Awards (2)
Kenneth West: (1)	Cash Severance ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control (3)	450,000	9,235	—	81,668	540,904
Termination by Company without "cause"/by employee for "good reason"	450,000	9,235	—	40,834	500,069
Termination for cause	—	—	—	—	—
Disability	—	—	—	—	—
Death	—	—	—	—	—
All other	—	—	—	—	—

			Value of Accelerated Equity Awards (2)
Martha Stewart:	Cash Severance ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control	—	—	104,125	—	104,125
Termination by Company without "cause"/by employee for "good reason" (5)	8,000,000	13,871	—	—	8,013,871
Termination for cause	—	—	—	—	—
Disability (5)	9,000,000	—	—	—	9,000,000
Death (5)	9,000,000	—	—	—	9,000,000
All other	—	—	—	—	—

Value of Accelerated Equity Awards (2)
Daniel Taitz: (1)	Cash Severance ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control (3)	450,000	9,235	—	130,668	589,903
Termination by Company without "cause"/by employee for "good reason"	450,000	9,235	—	65,334	524,569
Termination for cause	—	—	—	—	—
Disability	—	—	—	—	—
Death	—	—	—	—	—
All other	—	—	—	—	—

Value of Accelerated Equity Awards (2)
Patricia Pollack:	Cash Severance ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control	—	—	4,594	36,750	41,344
Termination by Company without "cause" (6)	243,269	—	—	—	243,269
Termination by employee for "good reason"	—	—	—	—	—
Termination for cause	—	—	—	—	—
Disability	—	—	—	—	—
Death	—	—	—	—	—
All other	—	—	—	—	—

(1)
The employment agreements for Ms. Gersh, Mr. West and Mr. Taitz provide for a pro rata bonus for the year of termination if performance targets are met and bonuses are paid to similarly situated executives, with such bonuses to be paid at the time such other bonuses are paid, such that no additional bonus amount would have been payable to these individuals as of December 31, 2012.

(2)
Based on $2.45, the closing stock price of the Class A Common Stock on December 31, 2012, the last trading day of 2012. The value of the options is the difference between $2.45 and the applicable exercise price. Options with exercise prices that exceeded the closing price would not result in a benefit had the vesting of these options been accelerated, and therefore such options are not included in the table.

(3)
Represents amounts payable in lieu of amount payable upon a "Termination by Company without 'cause'/by employee for 'good reason'" if the "Termination by Company without 'cause'/ by employee for 'good reason'" occurs after a "change in control."

(4)
Under her employment agreement, Ms. Gersh would be entitled to continued medical coverage at active employee rates. She is not currently receiving such coverage but if she did elect to do so, the estimated maximum cost to the Company would be $16,253 in connection with a "Termination by Company without 'cause'/ by employee for 'good reason'" either before or after a "change in control."

(5)
Under Ms. Stewart’s employment agreement, in the event of her death, the Company remains obligated to pay the talent compensation (less long-term disability payments) until June 30, 2017. If she is disabled, the talent compensation continues unless the agreement is terminated, in which event the Company remains obligated to pay the talent compensation (less long-term disability payments) until June 30, 2017. While the Company has the right under certain circumstances to terminate the term of her employment agreement effective as of June 30, 2013, amounts in the table reflect the full talent compensation without reduction). Upon a termination by the Company without cause or her termination for good reason, the Company would also be required to continue to provide Ms. Stewart with the use of automobiles and drivers and to provide her with offices and assistants for three years. The above table does not include any value for use of automobiles and drivers, offices and assistants by Ms. Stewart for a three-year period following such a termination, or payments that would result from the simultaneous termination of the Intangible Asset License Agreement or payments due under the Intellectual Property License Agreement. For more information, see “Certain Relationships and Related Person Transactions – Transactions with Martha Stewart.”

(6)	Under the Company's severance policy at December 31, 2012, Ms. Pollack was entitled to 23 weeks of salary, subject to execution of a release in favor of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents, as of April 16, 2013 (unless otherwise noted), information relating to the beneficial ownership of our Common Stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of any class of our voting securities, (2) each of our directors, (3) each of the NEOs and (4) all of our current executive officers and directors as a group. Except as otherwise indicated, the address of each is 601 West 26th Street, New York, New York 10001.
Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as otherwise indicated, each person has sole voting and investment power over the shares shown in this table. A person is also deemed to be the beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be beneficial owner of the same securities. Additionally, we have assumed the conversion of shares of Class B Common Stock into shares of Class A Common Stock for purposes of listing each of the Ms. Stewart's and the Martha Stewart Family Limited Partnership's ownership of Class A Common Stock (and all directors and executive officers as a group), but not in calculating the percentage of Class A Common Stock for any other holder or for calculating Martha Stewart's and the Martha Stewart Family Limited Partnership's ownership of Class B Common Stock.
Shares of Class B Common Stock may be converted on a one-for-one basis into shares of Class A Common Stock at the option of the holder.

	Series A Preferred Stock		Class A Common Stock (1)			Class B Common Stock (1)
Name	Share	%	Shares		%	Shares	%
Martha Stewart	—	—	28,711,571	(2)	41.5	25,984,625	100.0
Alexis Stewart	—	—	28,686,192	(3)	41.4	25,984,625	100.0
Martha Stewart Family Limited Partnership	—	—	25,984,625	(4)	38.6	25,984,625	100.0
J.C. Penney Company, Inc.	1	100.0	11,000,000	(5)	26.6	—	—
BlackRock, Inc.	—	—	1,693,900	(6)	4.1	—	—
Charlotte Beers	—	—	183,877	(7)	*	—	—
Frederic Fekkai	—	—	112,712	(8)	*	—	—
Arlen Kantarian	—	—	151,692	(9)	*	—	—
Charles Koppelman	—	—	2,379,617	(10)	5.6	—	—
William Roskin	—	—	140,602	(11)	*	—	—
Margaret Smyth	—	—	30,100	(12)	*	—	—
Kenneth West	—	—	—		—	—	—
Daniel Taitz	—	—	—		—	—	—
Patricia Pollack	—	—	96,868	(13)	*	—	—
All directors and executive officers as a group (11 persons)			29,488,547	(14)	42.4	25,984,625	100.0

*	The percentage of shares beneficially owned does not exceed 1%.

(1)
The total voting power in the election of directors of the Company (other than the Series A designees) consists of all outstanding shares of Class A Common Stock (having one vote per share) and all outstanding Class B Common Stock

(having 10 votes per share). As of April 16, 2013, Martha Stewart held 86.6% of the voting power, Alexis Stewart held 86.6% of the voting power, the Martha Stewart Family Limited Partnership ("MSFLP") held 86.3% of the voting power and J.C. Penney held 3.7% of the voting power. No other holder beneficially owned in excess of 1% of the voting power.

(2)
These shares include (i) 4,100 shares of the Class A Common Stock held by Ms. Stewart, (ii) 1,924,000 shares of the Class A Common Stock that are subject to exercisable options and (iii) 29,816 shares of Class A Common Stock held by the Martha Stewart 1999 Family Trust, of which Ms. Stewart is the sole trustee and as to which she has sole voting and dispositive power. These shares also include (a) 25,984,625 shares of Class B Common Stock held by the Martha Stewart Family Limited Partnership ("MSFLP"), of which Ms. Stewart is the sole general partner, each of which is convertible at the option of the holder into one share of the Class A Common Stock, (b) 37,270 shares of Class A Common Stock held by the Martha Stewart 2000 Family Trust, of which Ms. Stewart is a co-trustee and (c) 10,648 shares of Class A Common Stock held by M. Stewart, Inc., the general partner of Martha Stewart Partners, L.P., of which Ms. Stewart is the sole director and as to which she has shared voting and dispositive power. In addition, Martha Stewart may be deemed to beneficially own 721,112 shares of Class A Common Stock held by the Martha and Alexis Stewart Charitable Foundation, for which Martha Stewart is a co-trustee and as to which she shares voting and dispositive power.

(3)
Includes 1,105 shares of Class A Common Stock and 51,250 shares subject to exercisable options, owned directly by Alexis Stewart, as to which she has sole voting and dispositive power. In addition, Alexis Stewart may be deemed to beneficially own 721,112 shares of Class A Common Stock held by the Martha and Alexis Stewart Charitable Foundation, for which Alexis Stewart is a co-trustee and as to which she shares voting and dispositive power. Ms. Alexis Stewart may also be deemed to beneficially own 27,912,725 shares of Class A Common Stock pursuant to (i) a revocable proxy, dated as of October 6, 2004, whereby Martha Stewart appointed Alexis Stewart as her true and lawful proxy, attorney-in-fact and agent with respect to all of the securities of the Company that are owned by Martha Stewart from time to time, and a power of attorney, dated as of October 6, 2004, whereby MSFLP appointed Alexis Stewart as its true and lawful proxy, attorney-in-fact and agent with respect to all of the securities of the Company that are owned by MSFLP from time to time. These shares include the following: (i) 4,100 shares of the Class A Common Stock held by Martha Stewart, (ii) 1,924,000 shares of Class A Common Stock owned by Martha Stewart that are subject to exercisable options, and (iii) 25,984,625 of the Class B Common Stock, each of which is convertible at the option of the holder into one share of Class A Common Stock, and all of which are owned by MSFLP and indirectly owned by Martha Stewart as the sole general partner of MSFLP and as to all of which she is deemed to share voting and dispositive power.

(4)
Consists of 25,984,625 shares of the Class B Common Stock, each of which is convertible at the option of the holder into one share of the Class A Common Stock, all of which are owned by MSFLP and indirectly owned by Martha Stewart as the sole general partner of MSFLP and as to which MSFLP is deemed to share voting and dispositive power.

(5)
Consists of 11,000,000 shares of Class A Common Stock, which J.C. Penney holds sole voting power and sale disposition power indirectly through control of J.C. Penney, a wholly owned subsidiary. The address of J.C. Penney is 6501 Legacy Drive, Plano, TX 75024.

(6)	Consists of 1,693,900 shares of Class A Common Stock, which BlackRock holds sole voting power and sale disposition power. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(7)	Consists of 103,460 shares of Class A Common Stock and options to acquire 80,417 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days.

(8)	Consists of 68,871 shares of Class A Common Stock and options to acquire 43,841 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days.

(9)	Consists of 81,185 shares of Class A Common Stock and options to acquire 70,507 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days.

(10)
Consists of 1,142,117 shares of Class A Common Stock and options to acquire 1,237,500 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days. Mr. Koppelman's address is 1330 Avenue of the Americas, New York, NY 10019.

(11)	Consists of 70,451 shares of Class A Common Stock and options to acquire 70,151 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days.

(12)	Consists of 30,100 shares of Class A Common Stock.

(13)	Consists of 34,918 shares of Class A Common Stock and options to acquire 61,950 shares of Class A Common Stock that are exercisable or will become exercisable with 60 days.

(14)	Includes options to acquire 28,274,182 shares of Class A Common Stock as of April 16, 2013 or within 60 days.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Policies and procedures regarding transactions with related persons
In July 2010, the Company adopted written related-person transaction policies and procedures to further the goal of ensuring that any related person transaction is properly reviewed, approved or ratified, if appropriate, and fully disclosed in accordance with applicable rules and regulations. The policies and procedures involve the evaluation of any transactions or arrangements between the Company and any related person (including but not limited to directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each) or any entity in which any related person is employed, is a general partner or principal or in which such person has a 10% or greater beneficial ownership interest.
Under the related person policies and procedures, the related person or the employee responsible for the proposed related person transaction must notify the Chief Financial Officer or the General Counsel of the facts and circumstances of the proposed transaction with a related person. The Chief Financial Officer or the General Counsel, as applicable, will determine whether the proposed transaction constitutes a related person transaction. For purposes of this determination, a "related person transaction" is any transaction arrangement or relationship in which the Company is a participant and any related person has or will have a direct or indirect interest. If the transaction is determined to be a related person transaction, the Chief Financial Officer or the General Counsel, as applicable, will then determine whether the aggregate amount of such transaction exceeds $9,500. If the proposed transaction does not exceed $9,500, the Chief Financial Officer or the General Counsel, as applicable, may approve the transaction, but must present a list of all such transactions to the Audit Committee at the next regularly scheduled quarterly meeting. If the proposed transaction exceeds $9,500, it will be submitted to the Audit Committee for pre-approval. The Audit Committee will consider all of the relevant facts and circumstances of the proposed transaction in making its determination, including the benefits to the Company, the availability of other comparable products or services, the terms of the proposed transaction and whether the transaction is in the ordinary course of the Company's business. The policies and procedures provide that such transactions will only be approved if they are in, or not inconsistent with, the best interests of the Company. If the transaction involves a member of the Audit Committee, that Audit Committee member will not participate in the action regarding whether to approve or ratify the transaction.
All related person transactions for 2012 were approved consistent with the foregoing policy.
The policies and procedures provide that all related person transactions are to be disclosed in the Company's filings to the extent required by the rules and regulations of the SEC and the NYSE. SEC regulations currently generally require disclosure with respect to transactions in which the Company was or is to be a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest.
Transactions with Martha Stewart
Intangible Asset License Agreement
We are party to an intangible asset license agreement (the "IAL agreement") with Lifestyle Research Center, LLC ("LRC") (formerly known as MS Real Estate Management Company), an entity owned by Martha Stewart. Pursuant to the IAL, the Company pays an annual fee of $2.0 million to LRC for the perpetual, exclusive right to use Ms. Stewart's lifestyle intangible asset in connection with Company products and services and to access various real properties owned by Ms. Stewart during the term of the agreement.
In July 2012, the parties agreed to extend the IAL agreement until June 30, 2013, rather than expiring on September 30, 2012. If the Company chooses to allow the April 2009 employment agreement to continue in effect after June 30, 2013, the IAL agreement will be automatically extended until June 30, 2017. LRC is responsible, at its expense, to maintain and landscape the real properties in a manner consistent with past practices; provided, however, that we are responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and must reimburse LRC for up to $0.1 million of approved and documented household expenses. In 2012, the Company reimbursed LRC $0.03 million for approved and documented household expenses. In each of the years ended December 31, 2011 and 2010, the Company reimbursed LRC $0.1 million for these expenses.

We also reimbursed LRC for certain costs borne by LRC associated with various Company business activities which were conducted at properties covered by the IAL agreement. During 2012 and 2010, the Company reimbursed LRC $0.03 million and $0.1 million for these. During 2011, reimbursements for these costs were insignificant.
The IAL agreement will terminate on any termination of Ms. Stewart's employment. If we terminate Ms. Stewart's employment without "cause" or she terminates her employment for "good reason," each as defined in her April 2009 employment agreement, we will be required to immediately pay any unpaid fees that would be due through the extension of June 30, 2013. If we terminate Ms. Stewart for "cause" or she terminates without "good reason", no payments beyond the date of termination are required.
Intellectual Property License and Preservation Agreement
We entered into an Intellectual Property License and Preservation Agreement with Ms. Stewart dated as of October 22, 1999, pursuant to which Ms. Stewart granted us an exclusive, worldwide, perpetual royalty-free license to use her name, likeness, image, voice and signature for our products and services. We are currently the owner of the primary trademarks employed in our business and, under the agreement, we generally have the right to develop and register in our name trademarks that incorporate the Martha Stewart name, such as Martha Stewart Living, and to use these marks on an exclusive basis in and in connection with our businesses. If Ms. Stewart ceases to control the Company, we will continue to have the foregoing rights, including the right to use those marks for any new business as long as such new business is substantially consistent with the image, look and goodwill of the licensed marks at the time that Ms. Stewart ceases to control the Company.
In the event that we terminate Ms. Stewart's employment without "cause" or she terminates her employment for "good reason," each as defined in her employment agreement, the license to existing marks will cease to be exclusive and we will be limited in our ability to create new marks incorporating her name, likeness, image, publicity and signature. In these circumstances, Ms. Stewart would receive the right to use her name in other businesses that could directly compete with us, including with our magazine, television and merchandising businesses. In addition, if Ms. Stewart's employment terminates under these circumstances, Ms. Stewart would receive in perpetuity a royalty of 3% of the revenues we derive from any of our products or services bearing any of the licensed marks. The Intellectual Property License and Preservation Agreement contain various customary provisions regarding our obligations to preserve the quality of the licensed marks and to protect these marks from infringement by third parties. The term of the license is perpetual; however, Ms. Stewart may terminate the license if we fail to make the royalty payments described above.
Transactions with J.C. Penney
On December 6, 2011, the Company and J.C. Penney, the principal operating subsidiary of J.C. Penney Company, Inc., entered into the following agreements, each dated as of December 6, 2011: (i) the J.C. Penney/MSLO Agreement (the "Commercial Agreement"), (ii) the Securities Purchase Agreement (the "Securities Purchase Agreement") and (iii) the Investor Rights Agreement (the "Investor Rights Agreement").
Commercial Agreement
The Commercial Agreement became effective upon execution, and provides for an initial term that will expire on January 28, 2023, unless earlier terminated in accordance with its terms. Pursuant to the Commercial Agreement, J.C. Penney will sell certain Martha Stewart-designed and branded home products (the "Products") through www.jcp.com and in J.C. Penney stores throughout the United States, with the initial Product launch scheduled for May 2013. Except for the Company's current licensing relationships, the Commercial Agreement prohibits the Company from licensing certain home product categories to specified retailers.
The Commercial Agreement was subsequently amended in July 2012 to add certain additional categories of Products. J.C. Penney is required to pay us a commission on all Product sales. The commission rate payable to us is within the range of commissions earned from similar programs in which we participate with non-related party partners. J.C. Penney is obligated to make minimum guaranteed payments against commissions generated on sales of the Products. The minimum guaranteed payment for any year is subject to increase if the actual commissions from the prior year exceed the minimum guaranteed payment for such year by a specified percentage. The Commercial Agreement also requires J.C. Penney to pay an annual design fee to us and to commit to an annual marketing spend to promote the Products, some of which must be spent to advertise in our properties.
Securities Purchase Agreement
The Securities Purchase Agreement provided for the purchase by J.C. Penney from the Company of 11,000,000 newly issued shares (the "Purchased Shares") of Class A Common Stock and the Preferred Share (together with the Purchased Shares, the "Purchased Securities") for an aggregate purchase price of $38,500,000 on December 5, 2011. As of December 31, 2012, J.C. Penney holds an approximate 16.4% investment in the Company's total Class A and Class B Common Stock outstanding.
The Securities Purchase Agreement includes various customary representations, warranties, covenants and agreements, including a covenant that the proceeds of such issuance may be used for, among other things, the payment of a special one-time dividend to holders of shares of the Common Stock in an amount not to exceed $0.25 per share. The Company is obligated to indemnify J.C. Penney and certain related entities for damages arising out of or based upon breaches of representations, warranties, covenants and agreements by the Company, subject to customary exceptions and limitations on such obligations included in the Securities Purchase Agreement.
Investor Rights Agreement
The Investor Rights Agreement provides J.C. Penney with certain registration rights and includes agreements with respect to J.C. Penney's ownership of shares of Common Stock and other actions related to the Company.
Under the Investor Rights Agreement, the holders of a majority of the Purchased Shares (and shares otherwise acquired by J.C. Penney) may request the registration of Class A Common Stock held by them up to three times, beginning on the earlier of the third anniversary of the Investor Rights Agreement or the first date upon which the members of the Board that are independent directors under the NYSE plus, without duplication, the Series A Designees, constitute less than a majority of the Board. J.C. Penney will also generally be permitted to request that the Company register all or a portion of its shares of Class A Common Stock whenever the Company registers any equity securities for public sale (a "piggyback registration"), subject to the procedures and conditions set forth in the Investor Rights Agreement.
During the "Standstill Period" (as defined below), J.C. Penney may only transfer the shares of Class A Common Stock or any equivalent derivative positions ("Synthetic Long Positions") to (i) certain affiliated entities, (ii) in connection with a third party tender or exchange offer, merger or similar transaction recommended, approved by or not opposed by the Board or (iii) in an open market transaction or registration statement or otherwise (other than in contravention of the restriction described in clause (ii)) provided that any such transfer is not to any person or "group" that would thereafter, to J.C. Penney's knowledge, own shares or Synthetic Long Positions representing more than 5% of the outstanding shares of the Common Stock.
Until the earlier of termination of the Standstill Period or the date on which J.C. Penney is no longer entitled to designate one or more of the Series A Designees for election to the Board, J.C. Penney and certain of its affiliates (the "J.C. Penney Group") will cause all shares of the Common Stock owned by the J.C. Penney Group (i) to be counted as present at any meeting where directors of the Company are to be elected by holders of the Common Stock and (ii) to be voted for or against each nominee in the same proportion as the votes cast by the other holders of the Common Stock. In addition, to the extent the Series A Preferred Stock is entitled to vote separately as a class (other than with respect to (i) the election or removal of the Series A Designees, (ii) an amendment to the certificate of incorporation of the Company (the "Certificate of Incorporation") or the Certificate of Designations that adversely affects the preferences, rights, privileges or powers of the Series A Preferred Stock or authorizes the issuance of any additional shares of Series A Preferred Stock (other than as provided in clause (iii) below) or (iii) any binding share exchange or reclassification involving the Series A Preferred Stock, or any merger or consolidation of the Company, the terms of which do not ensure that such transaction will be consummated without contravening or conflicting with the provisions of the Certificate of Designations addressing reclassification of the Series A Preferred Stock), the J.C. Penney Group will cause the Preferred Share to be counted as present at any meeting and to be voted (x) in the case of a matter on which the other holders of the Common Stock are entitled to vote, in the same manner as a majority of the votes cast by the other holders of the Common Stock and (y) in the case of a matter on which the other holders of the Common Stock are not entitled to vote, in favor of the recommendation of the Board with respect to such matter.
During the Standstill Period, so long as J.C. Penney and its affiliates have complied with their obligations under the Investor Rights Agreement and the Securities Purchase Agreement, the Company will not, without J.C. Penney's consent, put in place a stockholder rights plan or similar poison pill that would prohibit J.C. Penney, its parent company and any wholly owned subsidiary of its parent company, any person of which J.C. Penney and its parent company are wholly owned subsidiaries and any other wholly owned subsidiary of any such person, and any controlled affiliate of any of the foregoing (the "Standstill Entities") from having beneficial ownership or acquiring shares of the Common Stock or any Synthetic Long Position representing no more than 25% of the total voting power and then-outstanding shares of the Common Stock.
During the Standstill Period, the Standstill Entities will not, without the prior written consent of the Board, directly or indirectly, (i) effect, initiate or encourage, or take certain other actions involving a third party, in connection with (A) any acquisition that would increase the Standstill Entities' beneficial ownership to more than 25% of the total voting power or then-outstanding shares of the Common Stock; (B) acquisition of more than 5% of the consolidated assets of the Company and its subsidiaries; (C) acquisition of Company indebtedness; or (D) a tender or exchange offer, merger or other business combination involving the Company or any of its subsidiaries, or other sale, lease or other disposition of assets of the Company and its subsidiaries representing all or substantially all of the consolidated assets of the Company; (ii) generally make or participate in a solicitation of proxies to vote the Common Stock; (iii) grant a proxy or enter into any voting arrangement with respect to the voting of the Common Stock other than in accordance and consistent with the recommendation of the Board; (iv) seek to obtain representation on the Board beyond the Series A Designees; (v) participate in a group in respect of the prohibited activities; (vi) take certain actions with any third party in respect of the prohibited activities; (vii) make a public announcement of its intention or desire to engage in any of the prohibited activities or of how it would vote with respect to any matter submitted to a vote of the holders of the Common Stock, or take any action that could reasonably be expected to require public disclosure regarding prohibited actions, including a Series A Designee resigning or failing to stand for reelection; or (viii) request, propose or otherwise seek amendment or waiver of the prohibited activities. Other than the prohibition on public announcement, the prohibitions (1) do not limit any Series A Designee from acting in his or her capacity as a director; (2) do not limit any Standstill Entity from transferring or disposing of Class A Common Stock in accordance with the Investors Rights Agreement, or from participating in a "group" composed of, or having discussions or entering into arrangements with, other Standstill Entities; (3) do not limit any confidential, non-public communications among persons associated with any Standstill Entities; and (4) do not limit any Standstill Entity from voting (I) against any proposal of a third party regarding a merger or other business combination or determining not to tender or exchange any securities pursuant to any tender or exchange offer, regardless of whether supported by the Board (except for its voting obligations in respect of the Series A Preferred Stock) or (II) in favor of any matter recommended by the Board for approval by the holders of Common Stock.
The "Standstill Period" will extend until the earliest of (i) December 6, 2015; (ii) the Company or the Board approving or recommending that the stockholders approve or convey their shares pursuant to certain proposals by third parties with respect to extraordinary transactions with the Company ("Acquisition Proposal") or entry by the Company or a subsidiary into a definitive agreement with respect to an Acquisition Proposal; (iii) termination of the Commercial Agreement as a result of a determination by a court of competent jurisdiction that the Company had materially breached the Commercial Agreement in such a manner as would give rise to J.C. Penney's right of termination; (iv) any person or "group" other than J.C. Penney and its affiliates acquiring or announcing its intent to acquire beneficial ownership of 25% or more of the Common Stock (or if the group includes Martha Stewart and her affiliates, 75% or more), if the Board does not publicly object to, recommend against or announce it does not intend to approve the transaction with such person or group; (v) the first day the J.C. Penney Group and their respective affiliates has not beneficially owned and/or had a Synthetic Long Position with respect to more than 5% of the outstanding shares of Class A Common Stock or total voting power for any 6-month period on a continuous basis or not had a Series A Designee on the Board for any 6-month period on a continuous basis; (vi) the commencement of a bankruptcy or similar proceeding or appointment of a receiver or similar official; or (viii) the Company or certain material subsidiaries commence or consent to liquidation, apply for or consent to the appointment of a receiver or similar official, file an answer admitting the material allegations of a petition or make a general assignment for the benefit of creditors.
Rights under Certificate of Designations
The Certificate of Designations provides that the holder of the Series A Preferred Stock (the "Holder") will initially be entitled to designate for election and elect two individuals to the Board. For as long as the Holder is entitled to designate two Series A Designees, if the size of the Board is increased to fifteen or greater, then the number of Series A Designees will be increased to the number (rounding down to the nearest whole number) resulting from multiplying (x) the percentage of then-outstanding shares of the Common Stock owned by the J.C. Penney Group by (y) the number of directors comprising the Board. The Holder will only continue to be entitled to designate two or more Series A Designees for as long as the J.C. Penney Group owns all of the Purchased Shares (and has not entered into certain hedging transactions related to the Class A Common Stock (a "Hedging Transaction")), subject to certain dispositions required to comply with applicable law. If the J.C. Penney Group no longer owns all of the Purchased Shares (or has entered into a Hedging Transaction), the Holder may designate one Series A Designee, for as long as the J.C. Penney Group owns at least 66 2/3% of the Purchased Shares (and has not entered into a Hedging Transaction with respect to such shares). Following the first time that the J.C. Penney Group fails to own at least 66 2/3% of the Purchased Shares (reduced by the number of Purchased Shares subject to a Hedging Transaction), the Holder will no longer have the right to designate Series A Designees for election to the Board.
Subject to applicable law and securities exchange rules and regulations, at any time during which the Holder has the right to designate two or more Series A Designees, there will be at least one Series A Designee included as a member of any committee of the Board, except for special committees established for potential conflict of interest situations the nature of which is such that membership thereon by a Series A Designee would be inappropriate, as determined in good faith by the Board, and except that only Series A Designees who qualify under the applicable rules and regulations of the applicable securities exchange and the Securities and Exchange Commission may serve on committees where such qualification is required.

In addition to any other vote or consent of a holder of the Series A Preferred Stock as required by law or by the Certificate of Incorporation, without the prior written consent of the Holder, the Company will not amend, alter or repeal (whether by amendment, merger or consolidation or otherwise) any provision of the Certificate of Incorporation or the Certificate of Designations to adversely affect the Series A Preferred Stock or authorize the issuance of additional shares of Series A Preferred Stock; provided that any amendment or alteration to the Certificate of Incorporation or any related certificate of designations to (i) increase the number of authorized shares of any class or series of capital stock of the Company (other than the Series A Preferred Stock) or (ii) incorporate the terms of a new class or series of capital stock of the Company that does not modify the rights and obligations of the Series A Preferred Stock set forth in the Certificate of Designations, will not be deemed to adversely affect the preferences, rights, privileges or powers of the Series A Preferred Stock.
Upon the occurrence of a binding share exchange, reclassification involving the Series A Preferred Stock or a merger or consolidation of the Company, so long as the J.C. Penney Group owns all of the Purchased Shares (and has not entered into a Hedging Transaction), other than certain dispositions required to comply with applicable law, the Holder will continue to have the right to designate one or more directors to the Company or such surviving or resulting entity, subject to certain conditions regarding the J.C. Penney Group's ownership of the Company or such surviving or resulting entity immediately following the consummation of such transaction.
The Series A Preferred Stock will be cancelled upon the earliest to occur of (i) the date, if any, on which share(s) of Series A Preferred Stock are not owned of record and beneficially by the J.C. Penney Group, (ii) the date, if any, on which the Holder no longer has the right to designate any Series A Designees and (iii) the date, if any, on which the Company's remaining assets following the dissolution and winding up of the Company have been distributed.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Holder is entitled to receive for each share of Series A Preferred Stock held thereby, an amount equal to $0.01 (as adjusted for any stock dividends, combinations, splits or the like with respect to such shares), before any payment or distribution is made in respect of any Common Stock.
Other Relationships
On March 16, 2013, the Board retained Mr. Koppelman as a consultant to assist in the mediation of a commercial dispute. For his services, the Board agreed to pay him $50,000 in cash and 10,000 shares of Class A Common Stock. Should the dispute be settled, Mr. Koppelman will receive an additional 40,000 shares of Class A Common Stock.
Alexis Stewart, Ms. Stewart's daughter, received medical benefits at an active employee rate in 2012. Margaret Christiansen, Ms. Stewart's sister-in-law, is a Senior Vice President of the Company and received $176,960 in compensation in 2012, excluding equity-based compensation. Laura Plimpton, Ms. Stewart's sister, is a blogger for the company and received $92,596 in compensation in 2012.
In 2012, the Company paid Jennifer Koppelman Hutt, Mr. Koppelman's daughter, severance in the amount of $66,000.

Item 14. Principal Accountant Fees and Services.
REPORT OF THE AUDIT COMMITTEE
The primary purpose of the Audit Committee is to assist the Board in monitoring the integrity of the Company's financial statements, the Company's independent auditor's qualifications and independence, the performance of the Company's independent auditor and the Company's compliance with legal and regulatory requirements. The Board, in its business judgment, has determined that all members of the Committee are "independent," as required by listing standards of the NYSE applicable to Audit Committee members.
Management is responsible for the preparation, presentation and integrity of the Company's financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditor for the Company's 2012 fiscal year, Ernst & Young LLP, was responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards.
In performing its oversight role, the Audit Committee has reviewed and discussed the audited financial statements with management and the independent auditor as specified in its charter. The Audit Committee has also discussed with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received the written disclosures and letter from the independent auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent auditor the independent auditor's independence.
Based on the reviews and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this report and in the charter, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not necessarily experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent auditor. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations, efforts and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles, or that Ernst & Young LLP is in fact "independent."
Members of the Audit Committee
Margaret Smyth (Chairperson)
William Roskin
Frederic Fekkai
The Audit Committee report above does not constitute "soliciting material" and will not be deemed "filed" or incorporated by reference into any of our filings under the Securities Act or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

INDEPENDENT PUBLIC ACCOUNTANTS
Ernst & Young LLP has served as our independent accounting firm since May 7, 2002. Our Audit Committee has appointed Ernst & Young as our independent registered public accounting firm to perform the audit of our financial statements for 2013.
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for each of 2012 and 2011 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those years, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for each of fiscal 2012 and 2011.

	2012	2011
Audit fees (1)	$797,100	$824,900
Audit-related fees (2)	28,000	33,600
Tax fees (3)	68,809	37,195

(1)	Audit fees include charges for audits of financial statements and internal control over financial reporting.

(2)	Principally for audits of the financial statements of the Company's 401(k) employee benefit plan and other miscellaneous accounting and auditing matters.

(3)	Principally for corporate income tax compliance ($42,000 in 2012 and $27,434 in 2011), tax audits ($9,314 in 2012) and miscellaneous tax matters ($17,495 in 2012 and $9,761 in 2011).
All audits, audit-related services and tax services performed in 2012 were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's Audit and Non-Audit Services Pre-Approval Policy provides for pre-approval of audit, audit-related and tax services on an annual basis and it also requires separate pre-approval for individual engagements anticipated to exceed pre-established thresholds. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. Exhibits, Financial Statements and Schedules
List of Exhibits. The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit Number		Exhibit Title

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Indicates filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 18, 2013

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ DANIEL TAITZ
Daniel Taitz
Interim Principal Executive Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Title

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.