Form 10-Q
period 2013-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2013-04-30
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of April 26, 2013
Class A, $0.01 par value	41,358,729
Class B, $0.01 par value	25,984,625
Total	67,343,354

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,639	$19,925
Short-term investments	22,002	29,182
Accounts receivable, net	25,198	38,073
Paper inventory	3,367	4,580
Deferred television production costs	451	434
Other current assets	3,857	3,335
Total current assets	83,514	95,529
PROPERTY AND EQUIPMENT, net	9,940	10,738
GOODWILL	850	850
OTHER INTANGIBLE ASSETS, net	45,200	45,203
OTHER NONCURRENT ASSETS, net	1,896	1,940
Total assets	$141,400	$154,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,320	$12,770
Accrued payroll and related costs	5,665	9,316
Current portion of deferred subscription revenue	9,794	13,168
Current portion of other deferred revenue	4,805	5,605
Total current liabilities	32,584	40,859
DEFERRED SUBSCRIPTION REVENUE	3,633	4,478
OTHER DEFERRED REVENUE	351	1,113
DEFERRED INCOME TAX LIABILITY	7,425	7,117
OTHER NONCURRENT LIABILITIES	5,067	5,177
Total liabilities	49,060	58,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2013 and 2012	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 41,399,124 and 41,220,689 shares issued in 2013 and 2012, respectively; 41,339,724 and 41,161,289 shares outstanding in 2013 and 2012, respectively	414	412
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2013 and 2012	260	260
Capital in excess of par value	340,758	340,586
Accumulated deficit	(247,802)	(244,529)
Accumulated other comprehensive loss	(515)	(438)
	93,115	96,291
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	92,340	95,516
Total liabilities and shareholders’ equity	$141,400	$154,260
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
REVENUES
Publishing	$24,482	$30,830
Merchandising	11,507	13,633
Broadcasting	1,235	5,368
Total revenues	37,224	49,831
Production, distribution and editorial	(20,614)	(28,805)
Selling and promotion	(9,651)	(12,383)
General and administrative	(11,203)	(11,818)
Depreciation and amortization	(967)	(1,007)
Restructuring charges	(523)	—
Gain on sale of subscriber list, net	2,689	—
OPERATING LOSS	(3,045)	(4,182)
Interest income, net	134	195
Gain on sale of cost-based investment	—	765
LOSS BEFORE INCOME TAXES	(2,911)	(3,222)
Income tax provision	(362)	(391)
NET LOSS	$(3,273)	$(3,613)
LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.05)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,241,626	67,065,741
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Net loss	$(3,273)	$(3,613)
Other comprehensive loss:
Unrealized loss on securities	(77)	(23)
Other comprehensive loss	(77)	(23)
Total comprehensive loss	$(3,350)	$(3,636)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2013
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at January 1, 2013	41,161	$412	25,985	$260	$340,586	$(244,529)	$(438)	(59)	$(775)	$95,516
Net loss	—	—	—	—	—	(3,273)	—	—	—	(3,273)
Other comprehensive loss	—	—	—	—	—	—	(77)	—	—	(77)
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	179	2	—	—	(386)	—	—	—	—	(384)
Non-cash equity compensation	—	—	—	—	558	—	—	—	—	558
Balance at March 31, 2013	41,340	$414	25,985	$260	$340,758	$(247,802)	$(515)	(59)	$(775)	$92,340
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,273)	$(3,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(133)	(135)
Depreciation and amortization	967	1,007
Amortization of deferred television production costs	—	3,991
Non-cash equity compensation	558	1,330
Deferred income tax expense	308	310
Gain on sale of cost-based investment	—	(765)
Gain on sale of subscriber list, net	(2,689)	—
Other non-cash charges, net	(91)	30
Changes in operating assets and liabilities
Accounts receivable, net	12,875	13,647
Paper inventory	1,077	915
Deferred television production costs	(17)	(4,203)
Accounts payable and accrued liabilities and other	(334)	(1,675)
Accrued payroll and related costs	(3,651)	(3,045)
Deferred subscription revenue	(2,132)	478
Deferred revenue	(1,429)	(780)
Other changes	(812)	1,260
Total changes in operating assets and liabilities	5,577	6,597
Net cash provided by operating activities	1,224	8,752
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(282)	(634)
Purchases of short-term investments	(2,418)	(28,834)
Sales of short-term investments	9,452	3,702
Proceeds from the sale of cost-based investment	—	765
Proceeds from the sale of subscriber list, net	738	—
Net cash provided by / (used in) investing activities	7,490	(25,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	—	73
Dividends paid	—	(2)
Net cash provided by financing activities	—	71
Net increase / (decrease) in cash	8,714	(16,178)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,925	38,453
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,639	$22,275
The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2012 (the “2012 Form 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.
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
2. Significant Accounting Policies
Recent accounting standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02") which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" and 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" for all public organizations. The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The adoption of ASU 2013-02 concerns disclosure only and the Company does not expect ASU 2013-02 to have an impact on its consolidated financial position, results of operations or cash flows. The Company adopted ASU 2013-02 on January 1, 2013 and has elected to present the required disclosures in the Notes to Consolidated Financial Statements, specifically Note 4, Accumulated Other Comprehensive Loss, in this Quarterly Report on Form 10-Q.
In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-07, "Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs" ("ASU 2012-07"), which amended Accounting Standards Codification ("ASC") Topic 926 "Entertainment - Films" ("ASC 926"). ASC 926 requires that if evidence of a possible need for a write-down of unamortized film costs occurs after the date of the balance sheet but before the financial statements are issued, a rebuttable presumption exists that the conditions leading to the writeoff existed at the balance sheet date. ASC 926 requires that those conditions be incorporated into the fair value measurement used in the impairment test as of the balance sheet date as if they were known with certainty at that date, unless an entity can demonstrate that those conditions did not exist at that date. The amendments in ASU 2012-07 eliminate the rebuttable presumption that the conditions leading to the writeoff of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. ASU 2012-07 is effective for impairment assessments performed on or after December 15, 2012. The Company performed its impairment assessment as of March 31, 2013 in accordance with the provisions of ASU 2012-07. The adoption of ASU 2012-07 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amended ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). This

amendment is intended to simplify how an entity tests indefinite-lived intangible assets for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity no longer is required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2012-02 did not have an impact on its consolidated financial position, results of operations or cash flows.
The Company’s other significant accounting policies are discussed in detail in its 2012 Form 10-K.
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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$2,387	$—	$2,387
Corporate obligations	—	16,674	—	16,674
Other fixed income securities	—	476	—	476
International securities	$—	2,465	$—	2,465
Total	$—	$22,002	$—	$22,002

	December 31, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
U.S. government and agency securities	$—	$3,510	$—	$3,510
Corporate obligations	—	15,303	—	15,303
Other fixed income securities	—	588	—	588
International securities	$—	9,781	$—	9,781
Total	$—	$29,182	$—	$29,182
The Company has no liabilities that are measured at fair value on a recurring basis.
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are initially measured at fair value. In the event there is an indicator of impairment, such asset's carrying value is adjusted to current fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs.
4. Accumulated Other Comprehensive Loss
The total net loss realized from accumulated other comprehensive loss was $(0.1) million for three months ended March 31, 2013. This amount is included in interest income, net, on the face of the consolidated statement of operations.
5. Credit Facilities
During January 2013, the Company reduced its line of credit with Bank of America from $25.0 million to $10.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require the Company to be in compliance with certain financial and other covenants, with which the Company was compliant as of March 31, 2013.
The loan agreement expires June 12, 2013, at which time any outstanding amounts borrowed under the agreement are then due and payable. By June 30, 2013, the Company expects to renew this line, against which there was $1.6 million of outstanding letters of credit, and no outstanding borrowings, as of March 31, 2013 and December 31, 2012.
6. Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $1.5 million to its valuation allowance in the three months ended March 31, 2013, resulting in a cumulative balance of $90.4 million as of March 31, 2013. In addition, the Company has recorded $0.4 million of tax expense during the three months ended March 31, 2013 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases, which resulted in a net deferred tax liability of $7.4 million at March 31, 2013. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company considered all income sources, including other comprehensive income, in determining the amount of tax recorded. During the three months ended March 31, 2013, the Company did not record a current income tax provision for U.S. Federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of March 31, 2013, the Company had a liability for uncertain tax positions balance of $0.07 million, of which $0.05 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million of interest expense. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.
7. Gain on Sale of Subscriber List, net
On January 2, 2013 the Company sold certain intangible assets related to Whole Living magazine in exchange for consideration of $1.0 million. Pursuant to this agreement, the subscription contracts for the print and digital editions of the magazine, as well as the rights and benefits of the subscribers, were transferred to the buyer. The agreement also requires that the Company reimburse the buyer up to $0.1 million for customer refunds resulting from the transaction and paid by the buyer through June 30, 2013. Accordingly, the Company received $0.9 million in cash on the close of the transaction, and, to the extent not utilized by the buyer to fund customer refunds resulting from the transaction, the Company expects to receive any remaining cash related to the refund reserve in the second quarter of 2013. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, the Company recorded the remaining $2.1 million deferred subscription income as a component of operations. The total $2.7 million gain on sale of subscriber list, net on the Company's March 31, 2013 consolidated statement of operations was recorded within the Publishing segment and consisted of the $1.0 million list purchase price, less broker fees and other costs of $0.4 million incurred in connection with the transaction, as well as the $2.1 million release of the deferred subscription liability.
8. Industry Segments
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Merchandising and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to its magazines (Martha Stewart Living, Martha Stewart Weddings, and special interest publications) and books, as well as its digital operations, which includes the content-driven website, marthastewart.com, and the digital distribution of video content. Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Certain costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of the Company's magazines. As part of the Company's restructuring announced in November 2012, Everyday Food ceased publication as a stand-alone title with its December 2012 issue and Whole Living was discontinued after its January/February 2013 issue.
The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are manufactured and distributed by its retail and wholesale partners in exchange for royalty income. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to discontinued products, new product launches and the performance of certain seasonal product lines. The Merchandising segment also includes the licensing of talent services for television programming that are produced by third parties.
The Broadcasting segment consists of the Company's limited television production operations, television content library licensing and satellite radio operations. In 2012, the Company significantly restructured its Broadcasting segment, which included the termination of the Company's live audience television production operations. While future revenues and assets from these operations are not expected to be significant, the Company plans to continue reporting activities under the Broadcasting segment to provide historical context.

Segment information for the quarters ended March 31, 2013 and 2012 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2013
Revenues	$24,482	$11,507	$1,235	—	$37,224
Non–cash equity compensation	(144)	(79)	(7)	(353)	(583)
Depreciation and amortization	(255)	(15)	(24)	(673)	(967)
Restructuring charges	—	(392)	—	(131)	(523)
Gain on sale of subscriber list, net	2,689	—	—	—	2,689
Operating (loss) / income	(990)	5,686	961	(8,702)	(3,045)
2012
Revenues	$30,830	$13,633	$5,368	—	$49,831
Non–cash equity compensation	(188)	(233)	(16)	(893)	(1,330)
Depreciation and amortization	(180)	(9)	(113)	(705)	(1,007)
Operating (loss) / income	(3,407)	9,444	(1,416)	(8,803)	(4,182)
9. Other Information
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, as well as restructuring charges, which are shown separately on the Company's consolidated statements of operations.
10. Legal Matters
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, the Macy's plaintiffs claim that the Company's planned activities under the Company's commercial agreement with J.C. Penney materially breach the agreement between the Company and Macy's Merchandising Group, Inc. dated April 3, 2006. The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited the Company's activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013. During a break in the trial in March 2013, the Court ordered mediation among the parties. The mediation did not result in a settlement and the trial resumed on April 7, 2013 and is still ongoing. On April 10 and 11, 2013, the Court dismissed the portions of the claim regarding confidentiality and disgorgement of profits, but did not dismiss the portion of Macy's claim that the Company is prohibited from designing for third parties in certain product categories.
On April 12, 2013, the Court denied the Macy's plaintiffs request to expand the existing preliminary injunction against J.C. Penney and the Company. The Macy's plaintiffs have filed an appeal of that denial, as well as an appeal of the Court's decisions on April 10 and 11, 2013. The Company believes that it has meritorious defenses to the claims made by the Macy's plaintiffs, and the Company is vigorously defending such claims. Litigation costs in this matter are significant.
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
Except for historical information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the statements in this Quarterly Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent only our current beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements often can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results may differ materially from those projected in these statements, and factors that could cause such differences include the following, among others:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	continued management turnover;

•	failure to realize the anticipated benefits from transitioning certain of our media brands from print publication to digital distribution;

•	inability to successfully capitalize on digital, mobile and video initiatives, including establishing relationships with additional distribution partners;

•	inability to successfully implement our anticipated growth strategies;

•	softening of or increased competition in the domestic advertising market;

•
failure by the economy to sustain any meaningful recovery and other economic developments that limit consumers’ discretionary spending or affect the value of our assets or access to credit or other funds;

•	inability to expand merchandising and licensing programs or the loss or failure of existing programs, including as a result of litigation or disputes with Merchandising segment partners;

•	inability to grow our online presence;

•	failure to successfully implement our cost savings initiatives;

•	failure to protect our intellectual property;

•	changes in media consumption behavior, especially with respect to our weddings brand;

•	increases in paper, postage, freight or printing costs;

•	weakening in circulation, particularly in newsstand sales;

•	operational or financial problems at any of our business partners;

•	our inability to successfully and profitably develop or introduce new products;

•	consolidation of our principal print business vendors, which may lead to increased prices and service delays; and

•	failure to predict, respond to and influence trends in consumer taste and/or shifts in business strategies.
These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) under the heading “Part I, Item 1A. Risk Factors.”
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality products. We are organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for the three months ended March 31, 2013 and 2012.

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Total Revenues	$37,224	$49,831
Total Operating Loss	$(3,045)	$(4,182)
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. Publishing is our largest business segment, accounting for 66% of our total revenues for the three months ended March 31, 2013. The primary source of Publishing segment revenue is advertising in Martha Stewart Living and Martha Stewart Weddings magazines. Magazine subscriptions and newsstand sales, as well as royalties from our book business account for most of the balance of the print portion of Publishing segment revenue. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at Macy's, The Home Depot and J.C. Penney. Our wholesale partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples), Wilton Properties Inc. and Plaid Enterprises Inc. for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at Petsmart), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming that are produced by third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
We incur expenses primarily consisting of compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing and distributing magazines (including related direct mail and other marketing expenses), the editorial costs associated with creating content across our media platforms, the technology costs associated with our digital properties and the costs associated with producing our video programming. We also incur general overhead costs, including facilities and related expenses.
The comparability of the results for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was significantly impacted by 2012 restructuring initiatives in the Publishing and Broadcasting segments. In 2012, we implemented several restructuring actions in our Publishing segment ("Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue, but is currently being issued as an occasional supplement to Martha Stewart Living subscribers beginning in 2013. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We are also reducing the frequency of Martha Stewart Living, starting in 2013, from monthly to ten times per year.
Also in 2012, we significantly restructured the Broadcasting segment ("Broadcasting Restructuring"), which included the termination of our live audience television production operations. While future revenues and assets from these operations are not expected to be significant, we plan to continue reporting activities under the Broadcasting segment to provide historical context.
These 2012 restructuring initiatives in both segments impacted the comparability of the results for the three months ended March 31, 2013. In particular, the declines in the Publishing segment's print advertising and circulation revenues, as well as the reduction of production, distribution and editorial costs and selling and promotion expenses were primarily attributable to the Publishing Restructuring in 2012. Some of the cost savings achieved from the Publishing Restructuring are expected to be partially offset by continued investment in our digital properties. The declines in the Broadcasting segment's advertising revenue, as well as the reduction of all costs and expenses, were primarily the result of the Broadcasting Restructuring in 2012.

Detailed segment operating results for the three months ended March 31, 2013 and 2012 are summarized below:

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Segment Revenues:
Publishing	$24,482	$30,830
Merchandising	11,507	13,633
Broadcasting	1,235	5,368
TOTAL REVENUES	$37,224	$49,831

Segment Operating Income / (Loss):
Publishing	$(990)	$(3,407)
Merchandising	5,686	9,444
Broadcasting	961	(1,416)
Total Segment Operating Income Before Corporate Expenses	$5,657	$4,621
Corporate Expenses *	(8,702)	(8,803)
TOTAL OPERATING LOSS	$(3,045)	$(4,182)
* Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive (including Martha Stewart, our Founder and Chief Creative Officer), finance, legal, human resources, corporate communications, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance.

Three months ended March 31, 2013 Operating Results Compared to Three Months ended March 31, 2012 Operating Results
For the three months ended March 31, 2013, total revenues decreased 25%, compared to the three months ended March 31, 2012, primarily due to the impact from both the Publishing Restructuring and Broadcasting Restructuring. Additionally, we experienced declines in our Merchandising segment revenues, our newsstand revenue and radio licensing revenue. These declines were partially offset by higher digital advertising revenue.
For the three months ended March 31, 2013, total operating income before Corporate expenses increased $1.0 million or 22% from the prior-year period, despite the decline in revenues described above, primarily due to the savings achieved from both the Publishing Restructuring and Broadcasting Restructuring. These savings were partially offset by an increase in expenses associated with the costs associated with producing and distributing short-form video programming for our digital properties, as well as an increase in headcount to support our new Merchandising segment partner, J.C. Penney. We also recorded a net gain on the sale of the Whole Living subscriber list in our Publishing segment of $2.7 million for the three months ended March 31, 2013 with no comparable gain in the prior-year period.
Corporate expenses decreased 1% for the three months ended March 31, 2013 as compared to the prior-year period, primarily due to lower cash compensation and non-cash equity compensation costs related to executive management, partially offset by higher legal fees.
Liquidity
During the first three months of 2013, our overall cash, cash equivalents and short-term investments increased $1.5 million from December 31, 2012, despite our operating loss, primarily due to the collection of receivables from advertising and royalties. Cash, cash equivalents and short-term investments were $50.6 million and $49.1 million at March 31, 2013 and December 31, 2012, respectively. We had no borrowings against our current or predecessor lines of credit as of March 31, 2013 or December 31, 2012.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
PUBLISHING SEGMENT

	Three Months Ended March 31,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$10,695	$13,895	$(3,200)
Digital advertising	4,789	4,268	521
Circulation	7,919	11,671	(3,752)
Books	814	777	37
Other	265	219	46
Total Publishing Segment Revenues	24,482	30,830	(6,348)

Production, distribution and editorial	(17,189)	(20,243)	3,054
Selling and promotion	(9,064)	(11,725)	2,661
General and administrative	(1,653)	(2,089)	436
Depreciation and amortization	(255)	(180)	(75)
Gain on sale of subscriber list, net	2,689	—	2,689
Operating Loss	$(990)	$(3,407)	$2,417
Publishing segment revenues decreased 21% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Print advertising revenue decreased $3.2 million primarily due to a $2.7 million impact from the Publishing Restructuring. The remaining $0.5 million decline in print advertising revenue was largely due to lower advertising page rates in Martha Stewart Living, partially offset by an increase in advertising pages in Martha Stewart Weddings. Digital advertising revenue increased $0.5 million due to higher display and video advertising units sold, partially offset by lower rates. Circulation revenue decreased $3.8 million primarily due to a $2.7 million impact from the Publishing Restructuring. The remaining $1.1 million decline in circulation revenue was principally due to softness in newsstand sales, particularly lower newsstand unit sales of a special interest publication, Cakes and Cupcakes.
Production, distribution and editorial expenses decreased $3.1 million primarily due to the Publishing Restructuring, which eliminated approximately $4.0 million of physical costs and editorial expenses. The decreases from the Publishing Restructuring were partially offset by higher expenses associated with our investment in producing short-form video programming for our digital properties. Selling and promotion expenses decreased $2.7 million primarily due to the Publishing Restructuring, which eliminated approximately $2.9 million of circulation-related costs and advertising and marketing expenses. Additionally, Martha Stewart Living benefited from the Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers to Martha Stewart Living, thus reducing the subscriber acquisition costs by approximately $0.9 million during the three months ended March 31, 2013 as compared to the prior-year period. These decreases in selling and promotion expenses were partially offset by an increase in headcount in our advertising and marketing departments for the three months ended March 31, 2013 as compared to the prior-year period. In addition, selling and promotion expenses increased related to the increase in video advertising arrangements, as well as higher digital marketing expenses. General and administrative expenses decreased $0.4 million primarily due to lower allocated rent expense. The decrease in our Publishing segment rent allocation was offset by an increase in our Merchandising segment rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the Publishing Restructuring, reflecting the lower headcount of the restructured Publishing segment. The net gain on the sale of Whole Living subscriber list was $2.7 million for the three months ended March 31, 2013 with no comparable gain in the prior-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription income. See Note 7, Gain on Sale of Subscriber List, net in the Notes to Consolidated Financial Statements on this Quarterly Report on Form 10-Q for further details.

MERCHANDISING SEGMENT

	Three Months Ended March 31,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$11,507	$13,633	$(2,126)
Total Merchandising Segment Revenues	11,507	13,633	(2,126)

Production, distribution and editorial	(3,204)	(2,443)	(761)
Selling and promotion	(587)	(402)	(185)
General and administrative	(1,623)	(1,335)	(288)
Depreciation and amortization	(15)	(9)	(6)
Restructuring charges	(392)	—	(392)
Operating Income	$5,686	$9,444	$(3,758)
Merchandising segment revenues decreased 16% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, predominantly due to lower royalties from The Home Depot from the reduction in the assortments of our patio products and lower sales of our soft flooring line of products. In addition, there were certain non-recurring prior-year period benefits with no comparable revenue for the three months ended March 31, 2013.
Production, distribution and editorial expenses increased $0.8 million due to an increase in headcount to support J.C. Penney. Both selling and promotion expenses and related other revenue increased approximately $0.2 million primarily as a result of an increase in reimbursable services provided to our partners for creative services. General and administrative expenses increased primarily due to higher rent expense from the reallocation of rent charged to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above. Restructuring charges of $0.4 million for the three months ended March 31, 2013 represented employee severance costs.

BROADCASTING SEGMENT

	Three Months Ended March 31,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$—	$3,543	$(3,543)
Licensing and other	1,235	1,825	(590)
Total Broadcasting Segment Revenues	1,235	5,368	(4,133)

Production, distribution and editorial	(221)	(6,119)	5,898
Selling and promotion	—	(256)	256
General and administrative	(29)	(296)	267
Depreciation and amortization	(24)	(113)	89
Operating Income / (Loss)	$961	$(1,416)	$2,377
Broadcasting segment revenues decreased 77% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Advertising revenue decreased $3.5 million due to the impact from the Broadcasting Restructuring. Licensing and other revenue decreased $0.6 million primarily due to the reduced radio licensing fees from our new agreement with Sirius XM and the classification to the Merchandising segment of revenues associated with talent services for television programming that are produced by third parties. These decreases in licensing and other revenue were partially offset by cable retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show.
Production, distribution and editorial expenses decreased $5.9 million due to the Broadcasting Restructuring. The production, distribution and editorial expenses of $0.2 million incurred during the three months ended March 31, 2013 were related to reduced radio programming and limited television production costs associated with Martha Bakes on PBS. Selling and promotion expenses, as well as general and administrative expenses decreased due to the Broadcasting Restructuring. General and administrative expenses primarily consist of overhead costs associated with the production of radio programming.

CORPORATE

	Three Months Ended March 31,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
General and administrative	$(7,898)	$(8,098)	$200
Depreciation and amortization	(673)	(705)	32
Restructuring charges	(131)	—	(131)
Operating Loss	$(8,702)	(8,803)	$101
Corporate operating costs and expenses decreased 1% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. General and administrative expenses decreased $0.2 million predominantly due to reduced cash compensation expense and non-cash equity compensation related to executive management, partially offset by higher professional fees, principally legal costs.
OTHER ITEMS
Gain on sale of cost-based investment. Gain on the sale of a cost-based investment was $0.8 million for the three months ended March 31, 2012 with no comparable gain in the current-year period. The gain was related to our sale of Ziplist common stock for cash of $0.8 million.
Net Loss. Net loss was $(3.3) million for the three months ended March 31, 2013, compared to net loss of $(3.6) million for the three months ended March 31, 2012, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the three months ended March 31, 2013, our overall cash, cash equivalents and short-term investments increased $1.5 million from December 31, 2012, despite our operating loss. The increase was primarily due to the collection of receivables from advertising and royalties. Cash, cash equivalents and short-term investments were $50.6 million and $49.1 million at March 31, 2013 and December 31, 2012, respectively.
On January 11, 2013, we amended our line of credit with Bank of America, which served to reduce the commitment from $25.0 million to $10.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. As of March 31, 2013, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash provided by operating activities was $1.2 million and $8.8 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, cash from operating activities increased, despite our operating loss, as discussed earlier, due to the collection of receivables from advertising and royalties recorded in 2012. Cash provided by operating activities was partially offset by cash used to pay certain payroll and related liabilities, including severance payments, which were expensed in 2012. In addition, the gain on the sale of the Whole Living subscriber list during January 2013 included the release of $2.1 million of the related deferred subscription liability, which reflected cash collected in prior periods.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term and long-term investments and additions to property, plant and equipment.
Cash provided by and (used in) investing activities was $7.5 million and $(25.0) million for the three months ended March 31, 2013 and 2012, respectively. During the first three months of 2013, cash provided by investing activities predominantly consisted of the proceeds from the sales of short-term investments, as well as the cash portion associated with the sale of the Whole Living subscriber list during January 2013. Partially offsetting the cash provided by investing activities were amounts used to purchase short-term corporate obligations as well as for incremental capital improvements to our information technology infrastructure.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $0.1 million for the three months ended March 31, 2012 representing proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. There were no financing activities for the three months ended March 31, 2013.
Debt
On January 11, 2013, we amended our line of credit with Bank of America, reducing the line from $25.0 million to $10 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. The terms of the line of credit require us to be in compliance with certain financial and other covenants, with which we were compliant as of March 31, 2013.
The loan agreement expires June 12, 2013, at which time any outstanding amounts borrowed under the agreement are then due and payable. By June 30, 2013, we expect to renew this line, against which there was $1.6 million of outstanding letters of credit, and no outstanding borrowings, as of March 31, 2013 and December 31, 2012.

Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules (see chart below) and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but can vary significantly throughout the term. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to discontinued products, new product launches and the performance of certain seasonal product lines.

First Quarter
2013 Magazine Publication Schedule:
Martha Stewart Living	3 Issues
Martha Stewart Weddings	1 Issue
Everyday Food	—
Whole Living	1 Issue
Special Interest Publications	1 Issue

2012 Magazine Publication Schedule:
Martha Stewart Living	3 Issues
Martha Stewart Weddings	1 Issue
Everyday Food	3 Issues
Whole Living	2 Issues
Special Interest Publications	1 Issue
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
General
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2012 Form 10-K. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, television production costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.
Our critical accounting policies and estimates are discussed in detail in the 2012 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” especially under the heading, “Critical Accounting Policies and Estimates.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of March 31, 2013, net unrealized gains and losses on these investments were not material. For the three months ended March 31, 2013, we recorded approximately $0.1 million in interest income, compared to $0.2 million in the prior-year period. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the first quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, the Macy's plaintiffs claim that our planned activities under our commercial agreement with J.C. Penney materially breach the agreement between us and Macy's Merchandising Group, Inc. dated April 3, 2006. The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited our activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013. During a break in the trial in March 2013, the Court ordered mediation among the parties. The mediation did not result in a settlement and the trial resumed on April 7, 2013 and is still ongoing. On April 10 and 11, 2013, the Court dismissed the portions of the claim regarding confidentiality and disgorgement of profits, but did not dismiss the portion of Macy's claim that we are prohibited from designing for third parties in certain product categories.
On April 12, 2013, the Court denied the Macy's plaintiffs request to expand the existing preliminary injunction against J.C. Penney and us. The Macy's plaintiffs have filed an appeal of that denial, as well as an appeal of the Court's decisions on April 10 and 11, 2013. We believe that we have meritorious defenses to the claims made by the Macy's plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter are significant. Further information about the risks associated with the Macy's lawsuit are discussed in our 2012 Form 10-K, specifically under the heading “Part I, Item 1A. Risk Factors.”
We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. Other than Macy's, none of these proceedings is deemed material.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in our 2012 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”

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

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	April 30, 2013

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.