Form 10-Q
period 2013-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2013-07-30
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of July 26, 2013
Class A, $0.01 par value	41,490,346
Class B, $0.01 par value	25,984,625
Total	67,474,971

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,309	$19,925
Short-term investments	21,170	29,182
Restricted cash and investments	5,003	—
Accounts receivable, net	28,161	38,073
Paper inventory	2,830	4,580
Deferred television production costs	—	434
Other current assets	2,953	3,335
Total current assets	82,426	95,529
PROPERTY AND EQUIPMENT, net	9,078	10,738
GOODWILL	850	850
OTHER INTANGIBLE ASSETS, net	45,200	45,203
OTHER NONCURRENT ASSETS, net	1,821	1,940
Total assets	$139,375	$154,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,036	$12,770
Accrued payroll and related costs	6,171	9,316
Current portion of deferred subscription revenue	8,181	13,168
Current portion of other deferred revenue	4,439	5,605
Total current liabilities	31,827	40,859
DEFERRED SUBSCRIPTION REVENUE	3,059	4,478
OTHER DEFERRED REVENUE	100	1,113
DEFERRED INCOME TAX LIABILITY	7,734	7,117
OTHER NONCURRENT LIABILITIES	4,957	5,177
Total liabilities	47,677	58,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2013 and 2012	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 41,536,474 and 41,220,689 shares issued in 2013 and 2012, respectively; 41,477,074 and 41,161,289 shares outstanding in 2013 and 2012, respectively	415	412
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2013 and 2012	260	260
Capital in excess of par value	341,145	340,586
Accumulated deficit	(248,982)	(244,529)
Accumulated other comprehensive loss	(365)	(438)
	92,473	96,291
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	91,698	95,516
Total liabilities and shareholders’ equity	$139,375	$154,260
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUES
Publishing	$24,190	$28,806	$48,672	$59,636
Merchandising	16,116	14,489	27,623	28,122
Broadcasting	1,892	4,589	3,127	9,957
Total revenues	42,198	47,884	79,422	97,715
Production, distribution and editorial	(19,139)	(25,585)	(39,753)	(54,390)
Selling and promotion	(12,296)	(12,543)	(21,947)	(24,926)
General and administrative	(10,156)	(10,846)	(21,359)	(22,664)
Depreciation and amortization	(1,126)	(1,018)	(2,093)	(2,025)
Restructuring charges	(152)	(777)	(675)	(777)
Gain on sale of subscriber list, net	35	—	2,724	—
OPERATING LOSS	(636)	(2,885)	(3,681)	(7,067)
Interest income, net	172	326	376	581
Other (expense) / income, net	(340)	262	(410)	967
LOSS BEFORE INCOME TAXES	(804)	(2,297)	(3,715)	(5,519)
Income tax provision	(376)	(407)	(738)	(798)
NET LOSS	$(1,180)	$(2,704)	$(4,453)	$(6,317)
LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.02)	$(0.04)	$(0.07)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,371,869	67,224,593	67,302,986	67,161,415
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(1,180)	$(2,704)	$(4,453)	$(6,317)
Other comprehensive income / (loss):
Unrealized gain / (loss) on securities	149	(163)	73	(186)
Other comprehensive income / (loss)	149	(163)	73	(186)
Total comprehensive loss	$(1,031)	$(2,867)	$(4,380)	$(6,503)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2013
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at January 1, 2013	41,161	$412	25,985	$260	$340,586	$(244,529)	$(438)	(59)	$(775)	$95,516
Net loss	—	—	—	—	—	(4,453)	—	—	—	(4,453)
Other comprehensive income	—	—	—	—	—	—	73	—	—	73
Issuance of shares of stock in conjunction with stock option exercises	15	—			27	—	—	—	—	27
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	301	3	—	—	(405)	—	—	—	—	(402)
Non-cash equity compensation	—	—	—	—	937	—	—	—	—	937
Balance at June 30, 2013	41,477	$415	25,985	$260	$341,145	$(248,982)	$(365)	(59)	$(775)	$91,698
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,453)	$(6,317)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Non-cash revenue	(268)	(269)
Depreciation and amortization	2,093	2,025
Amortization of deferred television production costs	457	5,652
Non-cash equity compensation	937	2,128
Deferred income tax expense	617	621
Gain on sales of cost-based investments	—	(1,165)
Gain on sale of subscriber list, net	(2,724)	—
Other-than-temporary loss on cost-based investment	—	88
Other non-cash charges, net	(201)	83
Changes in operating assets and liabilities
Accounts receivable, net	9,912	15,214
Paper inventory	1,614	3,011
Deferred television production costs	(23)	(7,598)
Accounts payable and accrued liabilities and other	382	(7,054)
Accrued payroll and related costs	(3,145)	(1,489)
Deferred subscription revenue	(4,219)	(1,819)
Deferred revenue	(1,911)	814
Other changes	489	2,220
Total changes in operating assets and liabilities	3,099	3,299
Net cash (used in) / provided by operating activities	(443)	6,145
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(546)	(1,085)
Purchases of short-term investments	(13,461)	(32,204)
Sales of short-term investments	16,557	7,644
Proceeds from the sales of cost-based investments	—	1,165
Proceeds from the sale of subscriber list, net	673	—
Net cash provided by / (used in) investing activities	3,223	(24,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	27	98
Change in restricted cash	(423)	—
Dividends paid	—	(2)
Net cash (used in) / provided by financing activities	(396)	96
Net increase / (decrease) in cash	2,384	(18,239)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,925	38,453
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,309	$20,214
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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual fund	$2,490	$—		$—	$2,490
U.S. government and agency securities	—	2,968		—	2,968
Corporate obligations	—	14,184	*	—	14,184
Other fixed income securities	—	629		—	629
International securities	—	3,814		—	3,814
Municipal obligations	—	1,665		—	1,665
Total short-term investments	$2,490	$23,260		$—	$25,750
* Included in this amount is a $4.6 million corporate obligation which has been used to collateralize the Company's line of credit with Bank of America, and is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets. See Note 5, Credit Facilities, for further details.

	December 31, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual fund	$2,507	$—	$—	$2,507
U.S. government and agency securities	—	3,510	—	3,510
Corporate obligations	—	12,796	—	12,796
Other fixed income securities	—	588	—	588
International securities	—	9,781	—	9,781
Total	$2,507	$26,675	$—	$29,182

Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are initially measured at cost or fair value. In the event there is an indicator of impairment, such asset's carrying value is adjusted to current fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs.
The Company has no liabilities that are measured at fair value on a recurring basis.
4. Accumulated Other Comprehensive Loss
The total net loss realized from accumulated other comprehensive loss was $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively. These amounts have been presented as "Other (expense) / income, net," on the consolidated statements of operations.
5. Credit Facilities
In May 2013, pursuant to the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A., (the "Amended Credit Agreement"), the Company reduced its line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. In connection with the Amended Credit Agreement, the Company entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral. This restricted amount is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets.
The Amended Credit Agreement expires June 12, 2014, at which time any outstanding amounts borrowed under the agreement are then due and payable. As of June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings against its line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.6 million on both dates.
6. Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places more emphasis on historical information, such as the Company’s cumulative operating results and its current year results than it places on estimates of future taxable income. Therefore, the Company has added $2.1 million to its valuation allowance in the six months ended June 30, 2013, resulting in a cumulative balance of $91.0 million as of June 30, 2013. In addition, the Company has recorded $0.7 million of tax expense during the six months ended June 30, 2013 which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases. The Company has a cumulative net deferred tax liability of $7.7 million at June 30, 2013. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset could be realized. The Company considered all income sources, including other comprehensive income, in determining the amount of tax recorded. During the six months ended June 30, 2013, the Company did not record a current income tax provision for U.S. Federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of June 30, 2013, the Company had a liability for uncertain tax positions balance of $0.07 million, of which $0.05 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million of interest expense. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.
7. Gain on Sale of Subscriber List, net
On January 2, 2013 the Company sold certain intangible assets related to Whole Living magazine in exchange for consideration of approximately $1.0 million. Pursuant to this agreement, the subscription contracts for the print and digital editions of the magazine, as well as the rights and benefits of the subscribers, were transferred to the buyer. The agreement also required that the Company reimburse the buyer up to $0.1 million for customer refunds resulting from the transaction and paid by the buyer through June 30, 2013. Accordingly, the Company received $0.9 million in cash on the close of the transaction, and, in early July 2013, received the remainder of the refund reserve which was not utilized by the buyer. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, the Company recorded its' existing $2.2 million deferred subscription revenue resulting in a gain of $2.7 million as a component of operations. This gain on sale of subscriber list, net, reflected on the Company's consolidated statement of operations for the six months ended June 30, 2013, was recorded within the Publishing segment and consisted of the $1.0 million list sale price, less broker fees and other costs of $0.5 million incurred in connection with the transaction, as well as the $2.2 million release of the deferred subscription revenue liability.
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
The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are manufactured and distributed by its retail and wholesale partners in exchange for royalty income. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines. The Merchandising segment also includes the licensing of talent services for television programming that are produced by third parties.
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

Segment information for the three months ended June 30, 2013 and 2012 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2013
Revenues	$24,190	$16,116	$1,892	$—	$42,198
Non–cash equity compensation	(101)	(45)	1	(234)	(379)
Depreciation and amortization	(274)	(12)	(1)	(839)	(1,126)
Restructuring charges	(140)	—	—	(12)	(152)
Gain on sale of subscriber list, net	35	—	—	—	35
Operating (loss) / income	(5,744)	11,707	1,065	(7,664)	(636)
2012
Revenues	$28,806	$14,489	$4,589	$—	$47,884
Non–cash equity compensation	(127)	(70)	(15)	(602)	(814)
Depreciation and amortization	(185)	(14)	(105)	(714)	(1,018)
Restructuring charges	(93)	(81)	(529)	(74)	(777)
Operating (loss) / income	(5,015)	10,178	536	(8,584)	(2,885)

Segment information for the six months ended June 30, 2013 and 2012 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2013
Revenues	$48,672	$27,623	$3,127	$—	$79,422
Non–cash equity compensation *	(245)	(124)	(6)	(587)	(962)
Depreciation and amortization	(529)	(27)	(25)	(1,512)	(2,093)
Restructuring charges *	(140)	(392)	—	(143)	(675)
Gain on sale of subscriber list, net	2,724	—	—	—	2,724
Operating (loss) / income	(6,734)	17,393	2,026	(16,366)	(3,681)
2012
Revenues	$59,636	$28,122	$9,957	$—	$97,715
Non–cash equity compensation *	(315)	(303)	(31)	(1,495)	(2,144)
Depreciation and amortization	(365)	(23)	(218)	(1,419)	(2,025)
Restructuring charges *	(93)	(81)	(529)	(74)	(777)
Operating (loss) / income	(8,422)	19,622	(880)	(17,387)	(7,067)

* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $0.9 million and $2.1 million in 2013 and 2012, respectively. Included in non-cash equity compensation expense in 2013 and 2012 were net reversals of expense of approximately $0.03 million and $0.02 million, respectively, which were generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's 2013 and 2012 consolidated statements of operations.
9. Other Information
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are each presented exclusive of depreciation and amortization, as well as restructuring charges, which are disclosed separately on the Company's consolidated statements of operations. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.
10. Legal Matters
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, the Macy's plaintiffs claim that the Company's planned activities under the Company's commercial agreement with J.C. Penney materially breach the agreement between the Company and Macy's Merchandising Group, Inc. dated April 3, 2006 (the "Agreement"). The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited the Company's activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013. During a break in the trial in March 2013, the Court ordered mediation among the parties. The mediation did not result in a settlement and the trial resumed on April 7, 2013 and is still ongoing. On April 10 and 11, 2013, the Court dismissed the portions of the claim regarding confidentiality and disgorgement of profits, but did not dismiss the portion of Macy's claim that the Company is prohibited from designing for third parties in certain product categories.
On April 12, 2013, the Court denied the Macy's plaintiffs request to expand the existing preliminary injunction against J.C. Penney and the Company. The Macy's plaintiffs have filed an appeal of that denial, as well as an appeal of the Court's decisions on April 10 and 11, 2013. On April 30, 2013, the New York State Supreme Court's Appellate Division, First Department, denied Macy's request for a preliminary injunction blocking the sale of goods at JCP. The Court has scheduled closing arguments in the underlying case for August 1, 2013. The Company believes that it has meritorious defenses to the claims made by the Macy's plaintiffs, and the Company is vigorously defending such claims. Litigation costs in this matter are significant.
The Company is also party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. Other than the Macy's proceedings, none of these proceedings is deemed material.
11. Subsequent Events
In July 2013, pursuant to a Letter Agreement, the Board of Directors of the Company (the "Board") and Martha Stewart agreed to certain modifications to the employment agreement between Ms. Stewart and the Company, dated April 1, 2009 (the “Employment Agreement”) and the Intangible Asset License Agreement, dated as of June 13, 2008, by and between Lifestyle Research Center, LLC., the successor in interest to MS Real Estate Management Company, and the Company (the “IAL”). As amended, the Employment Agreement will continue in effect until June 30, 2017 and the IAL will continue in effect until September 15, 2017.
The Company and Ms. Stewart agreed that effective as of July 1, 2013 her annual base salary under the Employment Agreement will be reduced by $0.2 million to $1.8 million, and payment or reimbursement of business and certain other expenses will be made in accordance with a new expense policy adopted by the Board.
The parties to the IAL also agreed that the annual licensing fee under the IAL will be reduced by $0.3 million to $1.7 million, effective September 15, 2013, which is the date at which the next annual payment is due under such agreement.

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

EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality products. We are organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for the three and six months ended June 30, 2013 and 2012.

(in thousands)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Total Revenues	$42,198	$47,884	$79,422	$97,715
Total Operating Loss	$(636)	$(2,885)	$(3,681)	$(7,067)
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. Publishing is our largest business segment, accounting for 61% of our total revenues for the six months ended June 30, 2013. The primary source of Publishing segment revenue is advertising in Martha Stewart Living and Martha Stewart Weddings magazines. Magazine subscriptions and newsstand sales, as well as royalties from our book business, account for most of the balance of the print portion of Publishing segment revenue. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at Macy's, The Home Depot and J.C. Penney. Our wholesale partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples), Wilton Properties and Plaid Enterprises for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at Petsmart), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming that are produced by third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
We incur expenses primarily consisting of compensation and related charges across all segments. In addition, we incur expenses related to the physical costs associated with producing and distributing magazines, the editorial costs associated with creating content across our media platforms, the selling and promotion costs that support our advertising, marketing, circulation marketing and research efforts, the technology costs associated with our digital properties and the costs associated with producing and distributing our video programming. We also incur general overhead costs, including facilities and related expenses.
The comparability of the results for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was significantly impacted by 2012 restructuring initiatives in the Publishing and Broadcasting segments. In 2012, we implemented several restructuring actions in our Publishing segment ("Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue, but is currently being issued as an occasional supplement to Martha Stewart Living subscribers beginning in 2013. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We are also reducing the frequency of Martha Stewart Living, starting in 2013, from monthly to ten times per year.
Also in 2012, we significantly restructured the Broadcasting segment ("Broadcasting Restructuring"), which included the termination of our live audience television production operations. While future revenues and assets from these operations are not expected to be significant, we plan to continue reporting activities under the Broadcasting segment to provide historical context.
These 2012 restructuring initiatives in both segments impacted the comparability of the results for the six months ended June 30, 2013. In particular, the declines in the Publishing segment's print advertising and circulation revenues, as well as the reduction of production, distribution and editorial costs and selling and promotion expenses were primarily attributable to the Publishing Restructuring in 2012. Some of the cost savings achieved from the Publishing Restructuring have been and are expected to be partially offset by continued investment in our digital properties. The declines in the Broadcasting segment's advertising revenue, as well as the reduction of all costs and expenses, were primarily the result of the Broadcasting Restructuring in 2012.

Detailed segment operating results for the three and six months ended June 30, 2013 and 2012 are summarized below:

(in thousands)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Segment Revenues:
Publishing	$24,190	$28,806	$48,672	$59,636
Merchandising	16,116	14,489	27,623	28,122
Broadcasting	1,892	4,589	3,127	9,957
TOTAL REVENUES	$42,198	$47,884	$79,422	$97,715

Segment Operating Income / (Loss):
Publishing	$(5,744)	$(5,015)	$(6,734)	$(8,422)
Merchandising	11,707	10,178	17,393	19,622
Broadcasting	1,065	536	2,026	(880)
Total Segment Operating Income Before Corporate Expenses	$7,028	$5,699	$12,685	$10,320
Corporate Expenses *	(7,664)	(8,584)	(16,366)	(17,387)
TOTAL OPERATING LOSS	$(636)	$(2,885)	$(3,681)	$(7,067)
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

Three months ended June 30, 2013 Operating Results Compared to Three Months ended June 30, 2012 Operating Results
For the three months ended June 30, 2013, total revenues decreased 12%, compared to the three months ended June 30, 2012, primarily due to the impact from both the Publishing Restructuring and Broadcasting Restructuring. Additionally, we experienced declines in our newsstand revenue and radio licensing revenue. These declines were partially offset by higher print advertising revenue in Martha Stewart Living, commencement of royalty revenue from J.C. Penney, higher digital advertising revenue and revenue associated with our television shows on PBS.
For the three months ended June 30, 2013, total operating income before Corporate expenses increased $1.3 million or 23% from the prior-year period, despite the decline in revenues described above, primarily due to the savings achieved from both the Publishing Restructuring and Broadcasting Restructuring. These savings were partially offset by higher costs associated with the increase in print and digital advertising revenues and higher subscriber acquisition costs. Additionally, there were new expenses associated with producing and distributing short-form video programming for our digital properties, as well as the negative impact of the timing of expenses associated with the advertising and marketing event, American Made by Martha Stewart.
Corporate expenses decreased 11% for the three months ended June 30, 2013 as compared to the prior-year period, primarily due to lower cash compensation and non-cash equity compensation costs related to executive management.
Six months ended June 30, 2013 Operating Results Compared to Six Months ended June 30, 2012 Operating Results
For the six months ended June 30, 2013, total revenues decreased 19%, compared to the six months ended June 30, 2012, primarily due to the impact from both the Publishing Restructuring and Broadcasting Restructuring. Additionally, we experienced declines in our newsstand revenue, radio licensing revenue and a slight overall decline in Merchandising segment revenues. These declines were partially offset by higher digital advertising revenue, higher print advertising revenue in Martha Stewart Living, retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show and revenue associated with our television shows on PBS.
For the six months ended June 30, 2013, total operating income before Corporate expenses increased $2.4 million or 23% from the prior-year period, despite the decline in revenues described above, primarily due to the savings achieved from both the Publishing Restructuring and Broadcasting Restructuring. These savings were partially offset by new costs associated with producing and distributing short-form video programming for our digital properties, as well as higher costs associated with the increase in print and digital advertising revenues and the timing of expenses associated with the advertising and marketing event, American Made by Martha Stewart. We also recorded a net gain on the sale of the Whole Living subscriber list in our Publishing segment of $2.7 million for the six months ended June 30, 2013 with no comparable gain in the prior-year period.
Corporate expenses decreased 6% for the six months ended June 30, 2013 as compared to the prior-year period, primarily due to lower cash compensation and non-cash equity compensation costs related to executive management, partially offset by higher legal fees.
Liquidity
During the six months ended June 30, 2013, our overall cash, cash equivalents, short-term investments and restricted cash and investments decreased $0.6 million from December 31, 2012. The decrease was largely due to our operating loss and certain non-cash gains that were partially offset by the collection of receivables from advertising and royalties. Cash, cash equivalents, short-term investments and restricted cash and investments were $48.5 million and $49.1 million at June 30, 2013 and December 31, 2012, respectively. Pursuant to our new line of credit with Bank of America of $5.0 million, we are required to secure the line of credit with cash or investment collateral, which we have presented as "Restricted cash and investments," a component of current assets on our consolidated balance sheets. See Note 5, Credit Facilities in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
PUBLISHING SEGMENT

	Three months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$12,182	$13,330	$(1,148)
Digital advertising	5,379	4,255	1,124
Circulation	6,437	11,082	(4,645)
Books	16	15	1
Other	176	124	52
Total Publishing Segment Revenues	24,190	28,806	(4,616)

Production, distribution and editorial	(16,034)	(19,775)	3,741
Selling and promotion	(11,771)	(11,819)	48
General and administrative	(1,750)	(1,949)	199
Depreciation and amortization	(274)	(185)	(89)
Restructuring charges	(140)	(93)	(47)
Gain on sale of subscriber list, net	35	—	35
Operating Loss	$(5,744)	$(5,015)	$(729)
Publishing segment revenues decreased 16% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Print advertising revenue decreased $1.1 million primarily due to a $3.2 million impact from the Publishing Restructuring. Offsetting this decline in print advertising revenue was an increase in advertising pages in Martha Stewart Living and Martha Stewart Weddings and slightly higher advertising page rates in Martha Stewart Living. Digital advertising revenue increased $1.1 million due to higher display and video advertising units sold at slightly higher rates. Circulation revenue decreased $4.6 million primarily due to a $3.5 million impact from the Publishing Restructuring. The remaining $1.1 million decline in circulation revenue was principally due to softness in newsstand sales of Martha Stewart Living and Martha Stewart Weddings, as well as lower average subscription revenue per copy for Martha Stewart Living. The decline in subscription revenue per copy is expected to be a temporary decline resulting from the Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers, at lower subscription revenue per copy, to Martha Stewart Living.
Production, distribution and editorial expenses decreased $3.7 million primarily due to the Publishing Restructuring, which eliminated approximately $4.9 million of physical costs and editorial expenses. The decreases in expenses due to the Publishing Restructuring were partially offset by higher physical costs due to the increase in advertising pages sold in Martha Stewart Living and Martha Stewart Weddings, as well as higher expenses associated with our investment in producing short-form video programming for our digital properties. Selling and promotion expenses were essentially flat. The Publishing Restructuring eliminated approximately $3.0 million of magazine circulation-related costs and advertising and marketing expenses. However, this decrease in selling and promotion expenses was offset by higher selling and commission costs associated with the increase in advertising revenues, as well as the timing of expenses associated with the advertising and marketing event, American Made by Martha Stewart, anticipated to occur in October 2013. In addition, selling and promotion expenses increased due to higher costs for market research, as well as a net increase in magazine circulation expenses resulting from higher subscriber acquisition costs associated with a significant direct mail campaign during the three months ended June 30, 2013 that did not occur in the prior-year period, partially offset by circulation savings including lower newsstand marketing and subscription fulfillment expenses. General and administrative expenses decreased $0.2 million primarily due to lower allocated rent expense. The decrease in our Publishing segment rent allocation of $0.4 million was offset by an increase in our Merchandising segment and Corporate rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the Publishing Restructuring, reflecting the lower headcount of the restructured Publishing segment.
During the three months ended March 31, 2013, we had recorded a $2.7 million net gain on the sale of the Whole Living subscriber list. For the three months ended June 30, 2013, there was an additional $0.04 million gain on the sale of the same subscriber list, which represented the remainder of the refund reserve that was not utilized by the buyer. See Note 7, Gain on

Sale of Subscriber List, net in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

MERCHANDISING SEGMENT

	Three months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$16,116	$14,489	$1,627
Total Merchandising Segment Revenues	16,116	14,489	1,627

Production, distribution and editorial	(2,322)	(2,838)	516
Selling and promotion	(507)	(529)	22
General and administrative	(1,568)	(849)	(719)
Depreciation and amortization	(12)	(14)	2
Restructuring charges	—	(81)	81
Operating Income	$11,707	$10,178	$1,529
Merchandising segment revenues increased 11% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. Royalty revenue from J.C. Penney recorded for the three months ended June 30, 2013 also included royalty revenue pertaining to February and March 2013, which revenue had not been recorded during the three months ended March 31, 2013 due to the uncertainty related to the ongoing Macy's litigation. During the three months ended June 30, 2013, we received initial payment of royalty revenue from J.C. Penney, as scheduled, which supported recording such revenue. Future royalty and other revenue from J.C. Penney may vary depending on the outcome of the ongoing Macy's litigation. The increase in royalty and other revenues was partially offset by lower royalties from The Home Depot from the reduction in the number of styles of our patio products, as well as lower design fees from J.C. Penney and certain expired partnerships.
Production, distribution and editorial expenses decreased $0.5 million due to a decrease in compensation costs. General and administrative expenses increased $0.7 million due to higher compensation and related costs, as well as higher rent expense of $0.2 million from the reallocation of rent charged to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above.

BROADCASTING SEGMENT

	Three months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$1,689	$2,766	$(1,077)
Licensing and other	203	1,823	(1,620)
Total Broadcasting Segment Revenues	1,892	4,589	(2,697)

Production, distribution and editorial	(783)	(2,972)	2,189
Selling and promotion	(18)	(195)	177
General and administrative	(25)	(252)	227
Depreciation and amortization	(1)	(105)	104
Restructuring charges	—	(529)	529
Operating Income	$1,065	$536	$529
Broadcasting segment revenues decreased 59% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Advertising revenue decreased $1.1 million primarily due to a $2.8 million impact from the Broadcasting Restructuring. Partially offsetting this decline in advertising revenue was sponsorship revenue related to Martha Stewart's Cooking School and Martha Bakes, both on PBS. Licensing and other revenue decreased $1.6 million primarily due to the inclusion of revenues during the three months ended June 30, 2012 associated with Emeril Lagasse television programming on the Hallmark Channel, with no comparable revenue in the current-year period. In addition, licensing and other revenue decreased due to reduced radio licensing fees from our new agreement with Sirius XM.
Production, distribution and editorial expenses decreased $2.2 million primarily due to a $3.0 million impact from the Broadcasting Restructuring. The production, distribution and editorial expenses of $0.8 million incurred during the three months ended June 30, 2013 were primarily related to the recognition of previously deferred television production costs associated with Martha Stewart's Cooking School. In addition, production, distribution and editorial expenses included distribution fees to PBS for our television programming and costs related to our reduced radio programming. Selling and promotion expenses, as well as general and administrative expenses decreased due to the Broadcasting Restructuring. General and administrative expenses primarily consist of overhead costs associated with the production of radio programming. Restructuring charges for the three months ended June 30, 2012 were $0.5 million and primarily included employee severance costs related to the Broadcasting Restructuring.

CORPORATE

	Three months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
General and administrative	$(6,813)	$(7,796)	$983
Depreciation and amortization	(839)	(714)	(125)
Restructuring charges	(12)	(74)	62
Operating Loss	$(7,664)	(8,584)	$920
Corporate operating costs and expenses decreased 11% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. General and administrative expenses decreased $1.0 million primarily due to reduced cash compensation expense and non-cash equity compensation related to executive management and lower legal fees. Partially offsetting the decreases in general and administrative expenses was higher rent expense of $0.2 million from the reallocation of rent charged to reflect current utilization of office space. The increase in Corporate rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above.
OTHER ITEMS
Other (expense) / income, net. Other expense, net, for the three months ended June 30, 2013 included the net realized losses on certain of our short-term investments. For the three months ended June 30, 2012, other income, net, included a gain on the sale of a cost-based investment of $0.4 million with no comparable gain in the current-year period. The gain was related to our sale of pingg common stock for cash of $0.4 million.
Net loss. Net loss was $(1.2) million for the three months ended June 30, 2013, compared to net loss of $(2.7) million for the three months ended June 30, 2012, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
PUBLISHING SEGMENT

	Six months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$22,877	$27,225	$(4,348)
Digital advertising	10,168	8,522	1,646
Circulation	14,355	22,753	(8,398)
Books	831	793	38
Other	441	343	98
Total Publishing Segment Revenues	48,672	59,636	(10,964)

Production, distribution and editorial	(33,223)	(40,018)	6,795
Selling and promotion	(20,835)	(23,544)	2,709
General and administrative	(3,403)	(4,038)	635
Depreciation and amortization	(529)	(365)	(164)
Restructuring charges	(140)	(93)	(47)
Gain on sale of subscriber list, net	2,724	—	2,724
Operating Loss	$(6,734)	$(8,422)	$1,688
Publishing segment revenues decreased 18% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Print advertising revenue decreased $4.3 million primarily due to a $5.9 million impact from the Publishing Restructuring. Offsetting this decline in print advertising revenue was an increase in advertising pages in Martha Stewart Living and Martha Stewart Weddings. Digital advertising revenue increased $1.6 million due to higher display and video advertising units sold, partially offset by slightly lower rates. Circulation revenue decreased $8.4 million primarily due to a $6.2 million impact from the Publishing Restructuring. The remaining $2.2 million decline in circulation revenue was principally due to softness in newsstand sales of Martha Stewart Living and Martha Stewart Weddings, as well as lower newsstand unit sales of the special interest publication, Cakes and Cupcakes, as compared to the special interest publication, Organizing, sold during the six months ended June 30, 2012. In addition, circulation revenue decreased due to lower average subscription revenue per copy for Martha Stewart Living. The decline in subscription revenue per copy is expected to be a temporary decline resulting from the Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers, at lower subscription revenue per copy, to Martha Stewart Living.
Production, distribution and editorial expenses decreased $6.8 million primarily due to the Publishing Restructuring, which eliminated approximately $8.9 million of physical costs and editorial expenses. The decreases from the Publishing Restructuring were partially offset primarily by higher expenses associated with our investment in producing short-form video programming for our digital properties, as well as higher editorial staff and story costs. Selling and promotion expenses decreased $2.7 million primarily due to the Publishing Restructuring, which eliminated approximately $5.9 million of magazine circulation-related costs and advertising and marketing expenses. Additionally, selling and promotion expenses decreased due to net lower magazine circulation costs, primarily from the benefit to Martha Stewart Living of the Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers to Martha Stewart Living and reduced our subscription acquisition costs, primarily during the three months ended March 31, 2013. These decreases in selling and promotion expenses were partially offset by higher selling and commission costs associated with the increase in digital revenues, as well as the timing of expenses associated with the advertising and marketing event, American Made by Martha Stewart, anticipated to occur in October 2013. In addition, selling and promotion expenses increased due to an increase in average headcount in our advertising and marketing departments for the six months ended June 30, 2013 as compared to the prior-year period, as well as higher costs for market research. General and administrative expenses decreased $0.6 million primarily due to lower allocated rent expense. The decrease in our Publishing segment rent allocation of $0.8 million was offset by an increase in our Merchandising segment and Corporate rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the Publishing Restructuring, reflecting the lower overall headcount of the restructured Publishing segment.
The net gain on the sale of Whole Living subscriber list was $2.7 million for the six months ended June 30, 2013 with no comparable gain in the prior-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of

Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue. See Note 7, Gain on Sale of Subscriber List, net in the Notes to Consolidated Financial Statements on this Quarterly Report on Form 10-Q for further details.

MERCHANDISING SEGMENT

	Six months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$27,623	$28,122	$(499)
Total Merchandising Segment Revenues	27,623	28,122	(499)

Production, distribution and editorial	(5,526)	(5,281)	(245)
Selling and promotion	(1,094)	(931)	(163)
General and administrative	(3,191)	(2,184)	(1,007)
Depreciation and amortization	(27)	(23)	(4)
Restructuring charges	(392)	(81)	(311)
Operating Income	$17,393	$19,622	$(2,229)
Merchandising segment revenues decreased 2% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to lower royalties from The Home Depot from the reduction in the number of styles of our patio products, as well as lower design fees from J.C. Penney. In addition, there were certain non-recurring prior-year period benefits and certain expired partnerships with no comparable revenue for the six months ended June 30, 2013. These decreases were partially offset by the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. Future royalty and other revenue from J.C. Penney may vary depending on the outcome of the ongoing Macy's litigation.
Production, distribution and editorial expenses increased $0.2 million due to higher average headcount to support J.C. Penney. Selling and promotion expenses increased $0.2 million primarily due to an increase in compensation expenses related to marketing efforts. General and administrative expenses increased $1.0 million due to higher compensation and related costs, as well as higher rent expense of $0.5 million from the reallocation of rent charged to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above. Restructuring charges of $0.4 million for the six months ended June 30, 2013 represented employee severance costs.

BROADCASTING SEGMENT

	Six months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$1,678	$6,309	$(4,631)
Licensing and other	1,449	3,648	(2,199)
Total Broadcasting Segment Revenues	3,127	9,957	(6,830)

Production, distribution and editorial	(1,004)	(9,091)	8,087
Selling and promotion	(18)	(451)	433
General and administrative	(54)	(548)	494
Depreciation and amortization	(25)	(218)	193
Restructuring charges	—	(529)	529
Operating Income / (Loss)	$2,026	$(880)	$2,906
Broadcasting segment revenues decreased 69% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Advertising revenue decreased $4.6 million primarily due to a $6.3 million impact from the Broadcasting Restructuring. Partially offsetting this decline in advertising revenue was sponsorship revenue related to Martha Stewart's Cooking School and Martha Bakes, each of which airs on PBS. Licensing and other revenue decreased $2.2 million primarily due to the inclusion of revenues during the six months ended June 30, 2012 associated with Emeril Lagasse television programming on the Hallmark Channel, with no comparable revenue in the current-year period. In addition, licensing and other revenue decreased due to reduced radio licensing fees from our new agreement with Sirius XM. These decreases in licensing and other revenue were partially offset by retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show.
Production, distribution and editorial expenses decreased $8.1 million primarily due to a $9.1 million impact from the Broadcasting Restructuring. The production, distribution and editorial expenses of $1.0 million incurred during the six months ended June 30, 2013 were primarily related to the recognition of previously deferred television production costs associated with Martha Stewart's Cooking School. In addition, production, distribution and editorial expenses included distribution fees to PBS for our television programming and costs related to our reduced radio programming. Selling and promotion expenses, as well as general and administrative expenses, decreased due to the Broadcasting Restructuring. General and administrative expenses primarily consist of overhead costs associated with the production of radio programming. Restructuring charges for the six months ended June 30, 2012 were $0.5 million and primarily included employee severance costs related to the Broadcasting Restructuring.

CORPORATE

	Six months ended June 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
General and administrative	$(14,711)	$(15,894)	$1,183
Depreciation and amortization	(1,512)	(1,419)	(93)
Restructuring charges	(143)	(74)	(69)
Operating Loss	$(16,366)	(17,387)	$1,021
Corporate operating costs and expenses decreased 6% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. General and administrative expenses decreased $1.2 million primarily due to reduced cash compensation expense and non-cash equity compensation related to executive management, partially offset by higher professional fees, principally legal costs. The decreases in general and administrative expenses were partially offset by higher rent expense of $0.4 million from the reallocation of rent charged to reflect current utilization of office space. The increase in Corporate rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above.
OTHER ITEMS
Other (expense) / income, net. Other expense, net, for the six months ended June 30, 2013 included the net realized losses on certain of our short-term investments. Other income, net, included a gain on the sale of cost-based investments of $1.2 million for the six months ended June 30, 2012 with no comparable gain in the current-year period. The gain was related to our sale of Ziplist and pingg common stock for aggregate cash of $1.2 million.
Net loss. Net loss was $(4.5) million for the six months ended June 30, 2013, compared to net loss of $(6.3) million for the six months ended June 30, 2012, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the six months ended June 30, 2013, our overall cash, cash equivalents, short-term investments and restricted cash and investments decreased $0.6 million from December 31, 2012. The decrease was largely due to our operating loss and certain non-cash gains that were partially offset by the collection of receivables from advertising and royalties. Cash, cash equivalents, short-term investments and restricted cash and investments were $48.5 million and $49.1 million at June 30, 2013 and December 31, 2012, respectively.
In May 2013, we reduced our line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. Per the terms of the credit agreement, the line of credit must be secured by cash or investment collateral, which we have presented as "Restricted cash and investments," a component of current assets on our consolidated balance sheets. As of June 30, 2013, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
Cash Flows from Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described previously, which include cash from advertising and magazine customers and licensing partners. Operating cash outflows generally include employee and related costs, the physical costs associated with producing and distributing magazines, the editorial costs associated with creating content across our media platforms, the selling and promotion costs that support our advertising, marketing, circulation marketing and research efforts, the technology costs associated with our digital properties, the costs associated with producing and distributing our video programming and the costs of facilities.
Cash (used in) and provided by operating activities was $(0.4) million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, operating activities included the recognition of certain deferred subscription liabilities, which reflected cash collected in prior periods. The recognition of these liabilities was largely due to the gain on the sale of the Whole Living subscriber list in January 2013, which included the release of $2.2 million of the related deferred subscription liability, as well as the impact of the Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers to Martha Stewart Living. We also used cash to pay certain payroll and related liabilities, including severance payments in 2013, which were expensed in 2012. Cash from operating activities also decreased due to our operating loss, as discussed earlier. Partially offsetting these decreases to cash from operating activities was the collection of receivables from advertising and royalties recorded in 2012.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term and long-term investments and additions to property and equipment.
Cash provided by and (used in) investing activities was $3.2 million and $(24.5) million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, cash provided by investing activities predominantly consisted of the net proceeds from the sales of short-term investments, as well as the cash portion associated with the sale of the Whole Living subscriber list during January 2013. Partially offsetting the cash provided by investing activities were amounts used for incremental capital improvements to our information technology infrastructure.
Cash Flows from Financing Activities
Cash flows (used in) and provided by financing activities were $(0.4) million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Cash used in financing activities was primarily the result of securing our line of credit per the terms of our new credit agreement with Bank of America. Cash provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
Debt
In May 2013, pursuant to the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A., (the "Amended Credit Agreement"), we reduced our line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. In connection with the Amended Credit Agreement, we entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral. This restricted amount is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets.
The Amended Credit Agreement expires June 12, 2014, at which time any outstanding amounts borrowed under the agreement are then due and payable. As of June 30, 2013 and December 31, 2012, we had no outstanding borrowings against our line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.6 million on both dates.
Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules (see chart below) and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but can vary significantly throughout the term. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines.

	First Quarter	Second Quarter
2013 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue
Everyday Food *	—	—
Whole Living *	1 Issue	—
Special Interest Publications	1 Issue	1 Issue

2012 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue
Everyday Food	3 Issues	3 Issues
Whole Living	2 Issues	3 Issues
Special Interest Publications	1 Issue	1 Issue
* As part of the Publishing Restructuring, we transitioned the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of June 30, 2013, net unrealized gains and losses on these investments were not material. For the three and six months ended June 30, 2013, we recorded approximately $0.2 million and $0.4 million in interest income, respectively, compared to $0.3 million and $0.6 million in the respective prior-year periods. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the second quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, the Macy's plaintiffs claim that our planned activities under our commercial agreement with J.C. Penney materially breach the agreement between us and Macy's Merchandising Group, Inc. dated April 3, 2006 (the "Agreement"). The Macy's plaintiffs seek a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited our activities with J.C. Penney in certain respects. In November 2012, the Macy's plaintiffs amended their complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013. During a break in the trial in March 2013, the Court ordered mediation among the parties. The mediation did not result in a settlement and the trial resumed on April 7, 2013 and is still ongoing. On April 10 and 11, 2013, the Court dismissed the portions of the claim regarding confidentiality and disgorgement of profits, but did not dismiss the portion of Macy's claim that we are prohibited from designing for third parties in certain product categories.
On April 12, 2013, the Court denied the Macy's plaintiffs request to expand the existing preliminary injunction against J.C. Penney and us. The Macy's plaintiffs have filed an appeal of that denial, as well as an appeal of the Court's decisions on April 10 and 11, 2013. On April 30, 2013, the New York State Supreme Court's Appellate Division, First Department, denied Macy's request for a preliminary injunction blocking the sale of goods at JCP. The Court has scheduled closing arguments in the underlying case for August 1, 2013. We believe that we have meritorious defenses to the claims made by the Macy's plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter are significant. Further information about the risks associated with the Macy's lawsuit are discussed in our 2012 Form 10-K, specifically under the heading “Part I, Item 1A. Risk Factors.”
We are also party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. Other than the Macy's proceedings, none of these proceedings is deemed material.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in our 2012 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Amendment, dated May 9, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.2	Pledge Agreement, dated May 9, 2013, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	July 30, 2013

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Amendment, dated May 9, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.2	Pledge Agreement, dated May 9, 2013, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.