Form 10-Q
period 2013-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2013-10-29
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of October 25, 2013
Class A, $0.01 par value	30,549,627
Class B, $0.01 par value	25,984,625
Total	56,534,252

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,479	$19,925
Short-term investments	21,265	29,182
Restricted cash and investments	5,009	—
Accounts receivable, net	28,646	38,073
Paper inventory	3,593	4,580
Deferred television production costs	150	434
Other current assets	3,810	3,335
Total current assets	76,952	95,529
PROPERTY AND EQUIPMENT, net	8,594	10,738
GOODWILL	850	850
OTHER INTANGIBLE ASSETS, net	45,200	45,203
OTHER NONCURRENT ASSETS, net	1,637	1,940
Total assets	$133,233	$154,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,849	$12,770
Accrued payroll and related costs	4,856	9,316
Current portion of deferred subscription revenue	7,310	13,168
Current portion of other deferred revenue	4,590	5,605
Total current liabilities	29,605	40,859
DEFERRED SUBSCRIPTION REVENUE	3,193	4,478
OTHER DEFERRED REVENUE	—	1,113
DEFERRED INCOME TAX LIABILITY	8,042	7,117
OTHER NONCURRENT LIABILITIES	4,628	5,177
Total liabilities	45,468	58,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, 1 share issued and outstanding in 2013 and 2012	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 41,599,948 and 41,220,689 shares issued in 2013 and 2012, respectively; 41,540,548 and 41,161,289 shares outstanding in 2013 and 2012, respectively	416	412
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2013 and 2012	260	260
Capital in excess of par value	341,555	340,586
Accumulated deficit	(253,277)	(244,529)
Accumulated other comprehensive loss	(414)	(438)
	88,540	96,291
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	87,765	95,516
Total liabilities and shareholders’ equity	$133,233	$154,260
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Publishing	$19,401	$27,572	$68,073	$87,208
Merchandising	14,153	13,233	41,776	41,355
Broadcasting	294	2,744	3,421	12,701
Total revenues	33,848	43,549	113,270	141,264
Production, distribution and editorial	(16,579)	(24,487)	(56,332)	(78,877)
Selling and promotion	(10,401)	(13,028)	(32,348)	(37,954)
General and administrative	(10,097)	(10,972)	(31,456)	(33,636)
Depreciation and amortization	(847)	(1,003)	(2,940)	(3,028)
Restructuring charges	—	(491)	(675)	(1,268)
Goodwill impairment	—	(44,257)	—	(44,257)
Gain on sale of subscriber list, net	—	—	2,724	—
OPERATING LOSS	(4,076)	(50,689)	(7,757)	(57,756)
Interest income, net	194	327	571	908
Other (expense) / income, net	(76)	(106)	(486)	862
LOSS BEFORE INCOME TAXES	(3,958)	(50,468)	(7,672)	(55,986)
Income tax provision	(337)	(410)	(1,076)	(1,209)
NET LOSS	$(4,295)	$(50,878)	$(8,748)	$(57,195)
LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.06)	$(0.76)	$(0.13)	$(0.85)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	67,490,820	67,271,211	67,366,285	67,198,281
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(4,295)	$(50,878)	$(8,748)	$(57,195)
Other comprehensive (loss) / income:
Unrealized (loss) / gain on securities	(48)	(34)	24	(220)
Other comprehensive (loss) / income	(48)	(34)	24	(220)
Total comprehensive loss	$(4,343)	$(50,912)	$(8,724)	$(57,415)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2013
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2012	41,221	$412	25,985	$260	$340,586	$(244,529)	$(438)	(59)	$(775)	$95,516
Net loss	—	—	—	—	—	(8,748)	—	—	—	(8,748)
Other comprehensive income	—	—	—	—	—	—	24	—	—	24
Issuance of shares of stock in conjunction with stock option exercises	31	—			60	—	—	—	—	60
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	348	4	—	—	(447)	—	—	—	—	(443)
Non-cash equity compensation	—	—	—	—	1,356	—	—	—	—	1,356
Balance at September 30, 2013	41,600	$416	25,985	$260	$341,555	$(253,277)	$(414)	(59)	$(775)	$87,765
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,748)	$(57,195)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Non-cash revenue	(403)	(405)
Depreciation and amortization	2,940	3,028
Amortization of deferred television production costs	457	6,870
Goodwill impairment	—	44,257
Non-cash equity compensation	1,356	3,118
Deferred income tax expense	925	932
Gain on sales of cost-based investments	—	(1,165)
Gain on sale of subscriber list, net	(2,724)	—
Other-than-temporary loss on cost-based investment	—	88
Other non-cash charges, net	(397)	130
Changes in operating assets and liabilities
Accounts receivable, net	9,427	17,993
Paper inventory	851	3,190
Deferred television production costs	(173)	(7,804)
Accounts payable and accrued liabilities and other	195	(5,202)
Accrued payroll and related costs	(4,460)	(2,293)
Deferred subscription revenue	(4,956)	(3,603)
Deferred revenue	(1,725)	980
Other changes	(283)	(462)
Total changes in operating assets and liabilities	(1,124)	2,799
Net cash (used in) / provided by operating activities	(7,718)	2,457
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(908)	(1,217)
Purchases of short-term investments	(16,353)	(36,182)
Sales of short-term investments	19,270	12,587
Proceeds from the sales of cost-based investments	—	1,165
Proceeds from the sale of subscriber list, net	673	—
Net cash provided by / (used in) investing activities	2,682	(23,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	60	153
Change in restricted cash	(470)	—
Dividends paid	—	(2)
Net cash (used in) / provided by financing activities	(410)	151
Net decrease in cash	(5,446)	(21,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,925	38,453
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,479	$17,414
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
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amended Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other" ("ASC 350"). This amendment is intended to simplify how an entity tests indefinite-lived intangible assets for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity no longer is required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2012-02 did not have an impact on its consolidated financial position, results of operations or cash flows.
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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual fund	$2,487	$—		$—	$2,487
U.S. government and agency securities	—	2,964		—	2,964
Corporate obligations	—	14,131	*	—	14,131
Other fixed income securities	—	441		—	441
International securities	—	3,809		—	3,809
Municipal obligations	—	1,972		—	1,972
Total short-term investments	$2,487	$23,317		$—	$25,804
* Included in this amount is a $4.5 million corporate obligation which has been used to collateralize the Company's line of credit with Bank of America, and is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets. See Note 5, Credit Facilities, for further details.

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
4. Accumulated Other Comprehensive Loss
The total net loss realized from accumulated other comprehensive loss was $0.1 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. These amounts have been presented as "Other (expense) / income, net," on the consolidated statements of operations.
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
The Amended Credit Agreement expires June 12, 2014, at which time any outstanding amounts borrowed under the agreement are then due and payable. As of September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings against its line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.6 million on both dates.
6. Contingencies
In August 2013, the Company entered into an agreement with agents of the State of Delaware (“the State”) who will assist in administrating the State’s abandoned property reporting outreach program (“VDA Program”) in which the Company is enrolled and under which the Company will disclose information regarding its compliance with certain abandoned property procedures. As the VDA Program is in its early stages, the Company cannot quantify the State’s findings, if any, on its consolidated results of operations, financial condition, or liquidity. In the normal course of conduct, the Company records amounts due for abandoned property.
7. Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places greater emphasis on historical information, such as the Company’s cumulative operating results than it places on estimates of future taxable income. Therefore, the Company has added $4.3 million to its valuation allowance in the nine months ended September 30, 2013, resulting in a cumulative balance of $93.2 million. The Company considered all income sources, including other comprehensive income, in determining the amount of deferred taxes recorded. The Company has recorded $1.1 million of tax expense during the nine months ended September 30, 2013, which is primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases. As a result, the Company has a cumulative net deferred tax liability of $8.0 million at September 30, 2013. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset will be realized.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2013, the Company had a liability for uncertain tax positions balance of $0.07 million, of which $0.05 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million of interest expense. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.

8. Gain on Sale of Subscriber List, net
On January 2, 2013 the Company sold certain intangible assets related to Whole Living magazine in exchange for consideration of approximately $1.0 million. Pursuant to the sale, the subscription contracts for the print and digital editions of the magazine, as well as the rights and benefits of the subscribers, were transferred to the buyer. The agreement also required that the Company reimburse the buyer up to $0.1 million for customer refunds resulting from the transaction and paid by the buyer through June 30, 2013. Accordingly, the Company received $0.9 million in cash on the close of the transaction, and, in early July 2013, received the remainder of the refund reserve which was not utilized by the buyer. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, the Company recorded its' existing $2.2 million deferred subscription revenue, resulting in a gain of $2.7 million as a component of operations. This gain on sale of subscriber list, net, reflected on the Company's consolidated statement of operations for the nine months ended September 30, 2013, was recorded within the Publishing segment and consisted of the $1.0 million list sale price, less broker fees and other costs of $0.5 million incurred in connection with the transaction, as well as the $2.2 million release of the deferred subscription revenue liability.
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
The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are manufactured and distributed by its retail and wholesale partners in exchange for royalty income. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines. The Merchandising segment also includes the licensing of talent services for television programming produced by third parties.
In 2012, the Company significantly restructured its Broadcasting segment, which included the termination of the Company's live audience television production operations. Subsequent to the restructuring, the Broadcasting segment consists of the Company's limited television production operations, television content library licensing and satellite radio operations. While future revenues and assets from these operations are not expected to be significant, the Company plans to continue reporting activities under the Broadcasting segment to provide historical context.

Segment information for the three months ended September 30, 2013 and 2012 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2013
Revenues	$19,401	$14,153	$294	$—	$33,848
Non–cash equity compensation	(85)	(57)	(1)	(276)	(419)
Depreciation and amortization	(200)	(12)	(1)	(634)	(847)
Operating (loss) / income	(6,260)	9,479	(214)	(7,081)	(4,076)
2012
Revenues	$27,572	$13,233	$2,744	$—	$43,549
Non–cash equity compensation	(169)	(75)	(11)	(702)	(957)
Depreciation and amortization	(187)	(14)	(87)	(715)	(1,003)
Restructuring charges	(491)	—	—	—	(491)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating (loss) / income	(51,264)	8,525	281	(8,231)	(50,689)

Segment information for the nine months ended September 30, 2013 and 2012 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2013
Revenues	$68,073	$41,776	$3,421	$—	$113,270
Non–cash equity compensation *	(330)	(181)	(7)	(863)	(1,381)
Depreciation and amortization	(729)	(39)	(26)	(2,146)	(2,940)
Restructuring charges *	(140)	(392)	—	(143)	(675)
Gain on sale of subscriber list, net	2,724	—	—	—	2,724
Operating (loss) / income	(12,994)	26,872	1,812	(23,447)	(7,757)
2012
Revenues	$87,208	$41,355	$12,701	$—	$141,264
Non–cash equity compensation *	(484)	(378)	(42)	(2,197)	(3,101)
Depreciation and amortization	(552)	(37)	(305)	(2,134)	(3,028)
Restructuring charges *	(584)	(81)	(529)	(74)	(1,268)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating (loss) / income	(59,686)	28,147	(599)	(25,618)	(57,756)
Total assets **	24,538	80,833	20,740	26,085	152,196
* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $1.4 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively. Included in non-cash equity compensation expense for the nine months ended September 30, 2013 were net reversals of expense of approximately $0.03 million. The nine months ended September 30, 2012 include net expense of $(0.02) million, which was generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively.
** In accordance with ASC 280, Segment Reporting, total assets are disclosed as of September 30, 2012 in order to reflect the material change in the Publishing segment’s goodwill from the amount disclosed as of December 31, 2011.
10. Other Information
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

11. Legal Matters
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. ( collectively, "Macy's") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, Macy's claims that the Company's planned activities under the Company's commercial agreement with J.C. Penney Corporation, Inc. ("J.C. Penney") materially breach the agreement between the Company and Macy's Merchandising Group, Inc. dated April 3, 2006 (the "Agreement"). Macy's seeks a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited the Company's activities with J.C. Penney in certain respects. In November 2012, Macy's amended its complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013. During a break in the trial in March 2013, the Court ordered mediation among the parties. The mediation did not result in a settlement and the trial resumed on April 7, 2013. On April 10 and 11, 2013, the Court dismissed the portions of the claim regarding confidentiality and disgorgement of profits, but did not dismiss the portion of Macy's claim that the Company is prohibited from designing for third parties in certain product categories.
On April 12, 2013, the Court denied Macy's request to expand the existing preliminary injunction against J.C. Penney and the Company. Macy's filed an appeal of that denial, as well as an appeal of the Court's decisions on April 10 and 11, 2013. On April 30, 2013, the New York State Supreme Court's Appellate Division, First Department, denied Macy's request for a preliminary injunction blocking the sale of goods at J.C. Penney. Closing arguments in the underlying case were heard on August 1, 2013. The Company believes that it has meritorious defenses to the claims made by Macy's, and the Company is vigorously defending such claims. Litigation costs in this matter are significant.
As set forth in Note 12, Subsequent Events, below, on October 21, 2013, the Company entered into a revised agreement with J.C. Penney.
The Company is also party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. Other than the Macy's proceedings, none of these proceedings is deemed material.
12. Subsequent Events
On October 21, 2013, the Company and J.C. Penney entered into an amendment to their original commercial agreement, dated December 6, 2011, covering the companies' licensing partnership. Under this amendment, which reduced the term of the original commercial agreement from ten years to four and a half years, the Company will continue to design Martha Stewart branded products in the following categories: window treatments and hardware, lighting, holiday and celebrations, in exchange for design fees and guaranteed minimum royalty payments. Pursuant to the amendment, J.C. Penney made an upfront payment of the 2014 guaranteed minimum royalty, returned 11,000,000 shares of the Company's Class A Common Stock and one share of the Company's Series A Preferred Stock and removed its directors from the Board. Upon cancellation of the Series A Preferred Stock, J.C. Penney no longer has the right to designate directors to the Board.
On October 28, 2013, the Company announced the appointment of Daniel W. Dienst, a member of our Board, to the position of Chief Executive Officer. Mr. Dienst joined the Company’s Board in August 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements and Risk Factors
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or other similar references to future periods or the negative of these terms. Examples of forward-looking statements include, but are not limited to, statements we make regarding future financial performance, potential opportunities, expected product line changes, future acceptability of our content and our businesses, the success of our strategic initiative and our anticipated growth.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Part I, Item IA. Risk Factors”:

•	adverse reactions to publicity relating to Martha Stewart or Emeril Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	continued management turnover;

•	failure to realize the anticipated benefits from transitioning certain of our media brands from print publication to digital distribution;

•	inability to successfully capitalize on digital, mobile and video initiatives, including creating compelling digital media content and establishing relationships with additional distribution partners;

•
softening of or increased competition in the domestic advertising market, including increased competitive pressure on digital display advertising rates as a result of programmatic buying of advertising inventory;

•
failure by the economy to sustain any meaningful recovery and other economic developments that limit consumers' discretionary spending or affect the value of our assets or access to credit or other funds;

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
Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law.

EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and high-quality products. We are organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)		2013 (unaudited)	2012 (unaudited)
Total Revenues	$33,848	$43,549		$113,270	$141,264
Total Operating Loss	$(4,076)	$(50,689)	*	$(7,757)	$(57,756)	*
* Publishing segment operating costs and expenses in 2012 included a non-cash goodwill impairment charge of $44.3 million.
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. Publishing is our largest business segment, accounting for 60% of our total revenues for the nine months ended September 30, 2013. Publishing segment revenues are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Living, Martha Stewart Weddings and special interest magazines, as well as royalties from our book business. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at Macy's, The Home Depot and J.C. Penney. Our wholesale partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples), Wilton Properties and Plaid Enterprises for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at Petsmart), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
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
In 2012, we implemented several restructuring actions in our Publishing segment ("Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue, but is being issued as an occasional supplement to Martha Stewart Living subscribers beginning in 2013. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We also significantly restructured the Broadcasting segment in 2012 ("Broadcasting Restructuring"), which included the termination of our live audience television production operations. While future revenues and assets from these operations are not expected to be significant, we plan to continue reporting activities under the Broadcasting segment to provide historical context.
These 2012 restructuring initiatives in both segments impacted the comparability of the results for the three and nine months ended September 30, 2013. In particular, the Publishing Restructuring impacted the comparability of the Publishing segment's print advertising and circulation revenues, as well as production, distribution and editorial costs and selling and promotion expenses. Some of the cost savings achieved from the Publishing Restructuring have been and are expected to be partially offset by continued investment in our digital properties. The Broadcasting Restructuring impacted the comparability of the Broadcasting segment's advertising revenue, as well as all costs and expenses.

Detailed segment operating results for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)		2013 (unaudited)	2012 (unaudited)
Segment Revenues:
Publishing	$19,401	$27,572		$68,073	$87,208
Merchandising	14,153	13,233		41,776	41,355
Broadcasting	294	2,744		3,421	12,701
TOTAL REVENUES	$33,848	$43,549		$113,270	$141,264

Segment Operating Income / (Loss):
Publishing	$(6,260)	$(51,264)	*	$(12,994)	$(59,686)	*
Merchandising	9,479	8,525		26,872	28,147
Broadcasting	(214)	281		1,812	(599)
Total Segment Operating Income / (Loss) Before Corporate Expenses	$3,005	$(42,458)		$15,690	$(32,138)
Corporate Expenses **	(7,081)	(8,231)		(23,447)	(25,618)
TOTAL OPERATING LOSS	$(4,076)	$(50,689)		$(7,757)	$(57,756)
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

Three months ended September 30, 2013 Operating Results Compared to Three Months ended September 30, 2012 Operating Results
For the three months ended September 30, 2013, total revenues decreased 22%, compared to the three months ended September 30, 2012, primarily due to the impact from both the Publishing Restructuring and Broadcasting Restructuring. Additionally, the three months ended September 30, 2012 included Broadcasting segment licensing revenue from television programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in the current-year period. These declines were partially offset by royalty revenue from J.C. Penney, with no comparable revenue in the prior-year period.
For the three months ended September 30, 2013, total operating income before Corporate expenses increased $45.5 million from the prior-year period. However, total operating loss before Corporate expenses for the three months ended September 30, 2012 included a non-cash goodwill impairment charge in our Publishing segment of $44.3 million. The remaining $1.2 million increase in operating income before Corporate expenses was primarily due to the increase in Merchandising segment revenues and the savings achieved from the Publishing Restructuring, partially offset by new expenses associated with producing and distributing short-form video programming for our digital properties, as well as the negative impact of the timing of expenses associated with the October 2013 advertising and marketing event, American Made by Martha Stewart. The Broadcasting segment's operating loss of $(0.2) million for the three months ended September 30, 2013 was due to the timing of certain distribution and other fees associated with our television programming on PBS. However, the Broadcasting Restructuring reduced our costs by $2.0 million during the three months ended September 30, 2013.
Corporate expenses decreased 14% for the three months ended September 30, 2013, as compared to the prior-year period, primarily due to lower compensation costs related to executive management and lower legal fees.
Nine months ended September 30, 2013 Operating Results Compared to Nine Months ended September 30, 2012 Operating Results
For the nine months ended September 30, 2013, total revenues decreased 20%, compared to the nine months ended September 30, 2012, primarily due to the impact from both the Publishing Restructuring and Broadcasting Restructuring. Additionally, the nine months ended September 30, 2012 included Broadcasting segment licensing revenue from television programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in the current-year period. We also experienced declines in our newsstand revenue and radio licensing revenue. These declines were partially offset by higher digital advertising revenue, higher print advertising revenue from Martha Stewart Living, revenue associated with our television shows on PBS and higher revenue from our Merchandising segment.
For the nine months ended September 30, 2013, total operating income before Corporate expenses increased $47.8 million, as compared to the prior-year period. However, as discussed above, during the nine months ended September 30, 2012, we recorded a non-cash goodwill impairment charge in our Publishing segment of $44.3 million. The remaining $3.5 million increase in operating income before Corporate expenses was primarily due to the net gain on the sale of the Whole Living subscriber list in our Publishing segment of $2.7 million for the nine months ended September 30, 2013 with no comparable gain in the prior-year period. The savings achieved from both the Publishing Restructuring and Broadcasting Restructuring were partially offset by new costs associated with producing and distributing short-form video programming for our digital properties, as well as higher costs associated with the increase in print and digital advertising revenues and the timing of expenses associated with the advertising and marketing event, American Made by Martha Stewart.
Corporate expenses decreased 8% for the nine months ended September 30, 2013 as compared to the prior-year period, primarily due to lower compensation costs related to executive management, partially offset by higher legal fees.
Liquidity
During the nine months ended September 30, 2013, our overall cash, cash equivalents, short-term investments and restricted cash and investments decreased $8.3 million from December 31, 2012. The decrease was largely due to our operating loss, which included certain non-cash gains, that was partially offset by the collection of receivables from advertising and royalties. Cash, cash equivalents, short-term investments and restricted cash and investments were $40.8 million and $49.1 million at September 30, 2013 and December 31, 2012, respectively.

Comparison of Three months ended September 30, 2013 to Three months ended September 30, 2012
PUBLISHING SEGMENT

	Three months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$8,769	$13,287	$(4,518)
Digital advertising	3,852	3,711	141
Circulation	6,519	10,068	(3,549)
Books	88	222	(134)
Other	173	284	(111)
Total Publishing Segment Revenues	19,401	27,572	(8,171)

Production, distribution and editorial	(13,886)	(19,320)	5,434
Selling and promotion	(9,901)	(12,469)	2,568
General and administrative	(1,674)	(2,112)	438
Depreciation and amortization	(200)	(187)	(13)
Restructuring charges	—	(491)	491
Goodwill impairment	—	(44,257)	44,257
Operating Loss	$(6,260)	$(51,264)	$45,004
The comparability of the Publishing segment results for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was significantly impacted by the Publishing Restructuring, as well as the reduction in the frequency of Martha Stewart Living from monthly to ten times per year, starting with the July/August 2013 issue. The impact of this frequency change of Martha Stewart Living resulted in one fewer issue during the three months ended September 30, 2013, as compared to the prior-year period, which specifically impacted comparability of print advertising and circulation revenues, as well as the physical costs associated with producing and distributing Martha Stewart Living.
Publishing segment revenues decreased 30% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Print advertising revenue decreased $4.5 million primarily due to a $3.0 million impact from the Publishing Restructuring. Additionally, print advertising revenue declined due to the frequency change of Martha Stewart Living, partially offset by an increase in advertising pages in Martha Stewart Living for the two issues that were produced during the three months ended September 30, 2013, as compared to the similar two issues in the prior-year period. Digital advertising revenue increased $0.1 million due to higher video advertising units sold at higher rates, partially offset by fewer display advertising units sold. Circulation revenue decreased $3.5 million primarily due to a $2.2 million impact from the Publishing Restructuring. Additionally, circulation revenue declined due to the frequency change of Martha Stewart Living.
Production, distribution and editorial expenses decreased $5.4 million primarily due to the Publishing Restructuring, which eliminated approximately $4.2 million of physical costs and editorial expenses. Additionally, physical costs associated with producing and distributing Martha Stewart Living declined due to the frequency change of the magazine, partially offset by higher physical costs from an increase in advertising pages sold in Martha Stewart Living for the two issues that were produced during the three months ended September 30, 2013, as compared to the similar two issues in the prior-year period. Additionally, we incurred higher expenses associated with our investment in producing short-form video programming for our digital properties. Selling and promotion expenses decreased $2.6 million primarily due to the Publishing Restructuring, which eliminated approximately $2.5 million of magazine circulation-related costs and advertising and marketing expenses. In addition, selling and promotion expenses decreased due to lower subscriber acquisition costs associated with a smaller direct mail campaign during the three months ended September 30, 2013, as compared to the prior-year period, as well as lower subscription fulfillment expenses. These decreases in selling and promotion expenses were partially offset by higher selling costs associated with certain digital video advertising revenues, as well as the timing of expenses associated with the October 2013 advertising and marketing event, American Made by Martha Stewart. General and administrative expenses decreased $0.4 million primarily due to lower allocated rent expense, which was offset by an equal increase in our Merchandising segment and Corporate rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the Publishing Restructuring, reflecting the lower headcount of the restructured Publishing segment. During the three months ended September 30, 2012, we incurred a non-cash goodwill impairment charge of $44.3 million, which was the result of the Publishing segment experiencing slower than anticipated growth in advertising.

MERCHANDISING SEGMENT

	Three months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$14,153	$13,233	$920
Total Merchandising Segment Revenues	14,153	13,233	920

Production, distribution and editorial	(2,211)	(3,100)	889
Selling and promotion	(498)	(492)	(6)
General and administrative	(1,953)	(1,102)	(851)
Depreciation and amortization	(12)	(14)	2
Operating Income	$9,479	$8,525	$954
Merchandising segment revenues increased 7% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. Royalty and other revenues also increased due to higher wholesale sales of our pet products. These increases in royalty and other revenues were partially offset by lower design fees from J.C. Penney and lower royalties from The Home Depot's reduction in the number of styles offered of our patio products and lower sales of soft flooring, as well as the impact of certain expired partnerships with no comparable revenue during the three months ended September 30, 2013.
Production, distribution and editorial expenses decreased $0.9 million due to a decrease in compensation costs primarily from the reduction in headcount of our J.C. Penney design team. General and administrative expenses increased $0.9 million due to a reserve of $0.4 million for the collection of certain Macy's royalties, as well as a $0.2 million increase in compensation associated with the talent services of Emeril Lagasse for television programming produced by third parties that was recorded in the Broadcasting segment for the three months ended September 30, 2012. In addition, general and administrative expenses increased due to higher allocated rent expense of $0.2 million from the reallocation of rent charged to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above.
On October 21, 2013, we entered into an amendment with J.C. Penney, which, among other items, included the prospective reduction of the guaranteed minimum royalties, design fees and term set forth in the original commercial agreement dated December 6, 2011. We believe that this amendment should eliminate any uncertainty with respect to future royalty and other revenue from J.C. Penney. See Note 12, Subsequent Events, in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details of the amendment.

BROADCASTING SEGMENT

	Three months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$49	$943	$(894)
Licensing and other	245	1,801	(1,556)
Total Broadcasting Segment Revenues	294	2,744	(2,450)

Production, distribution and editorial	(482)	(2,067)	1,585
Selling and promotion	(2)	(67)	65
General and administrative	(23)	(242)	219
Depreciation and amortization	(1)	(87)	86
Operating (Loss) / Income	$(214)	$281	$(495)
Broadcasting segment revenues decreased 89% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Advertising revenue decreased $0.9 million due to the impact from the Broadcasting Restructuring, and consists only of radio advertising revenues from our agreement with Sirius XM. Licensing and other revenue decreased $1.6 million primarily due to the inclusion of licensing revenues during the three months ended September 30, 2012 associated with television programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in the current-year period. In addition, licensing and other revenue decreased due to reduced radio licensing fees from our new agreement with Sirius XM.
Production, distribution and editorial expenses decreased $1.6 million primarily due to a $2.1 million impact from the Broadcasting Restructuring. The production, distribution and editorial expenses of $0.5 million incurred during the three months ended September 30, 2013 were primarily related to distribution and other fees associated with our television programming on PBS and costs related to our reduced radio programming. Selling and promotion expenses, as well as general and administrative expenses, decreased due to the Broadcasting Restructuring. General and administrative expenses primarily consist of overhead costs associated with the production of radio programming.

CORPORATE

	Three months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
General and administrative	$(6,447)	$(7,516)	$1,069
Depreciation and amortization	(634)	(715)	81
Restructuring charges	—	—	—
Operating Loss	$(7,081)	(8,231)	$1,150
Corporate operating costs and expenses decreased 14% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. General and administrative expenses decreased $1.1 million primarily due to reduced compensation related to executive management and lower legal fees. Partially offsetting the decreases in general and administrative expenses was higher allocated rent expense of $0.2 million from the reallocation of rent charged to reflect current utilization of office space. The increase in Corporate rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above.
OTHER ITEMS
Net loss. Net loss was $(4.3) million for the three months ended September 30, 2013, compared to net loss of $(50.9) million for the three months ended September 30, 2012, as a result of the factors described above.

Comparison of Nine months ended September 30, 2013 to Nine months ended September 30, 2012
PUBLISHING SEGMENT

	Nine months ended September 30, 2013
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$31,646	$40,512	$(8,866)
Digital advertising	14,019	12,234	1,785
Circulation	20,874	32,820	(11,946)
Books	920	1,015	(95)
Other	614	627	(13)
Total Publishing Segment Revenues	68,073	87,208	(19,135)

Production, distribution and editorial	(47,109)	(59,338)	12,229
Selling and promotion	(30,736)	(36,013)	5,277
General and administrative	(5,077)	(6,150)	1,073
Depreciation and amortization	(729)	(552)	(177)
Restructuring charges	(140)	(584)	444
Gain on sale of subscriber list, net	2,724	—	2,724
Goodwill impairment	—	(44,257)	44,257
Operating Loss	$(12,994)	$(59,686)	$46,692
The comparability of the Publishing segment results for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was significantly impacted by the Publishing Restructuring, as well as the reduction in the frequency of Martha Stewart Living from monthly to ten times per year, starting with the July/August 2013 issue. The impact of this frequency change of Martha Stewart Living resulted in one fewer issue during the nine months ended September 30, 2013, as compared to the prior-year period, which specifically impacted comparability of print advertising and circulation revenues, as well as the physical costs associated with producing and distributing Martha Stewart Living.
Publishing segment revenues decreased 22% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Print advertising revenue decreased primarily due to a $8.9 million impact from the Publishing Restructuring. Additionally, print advertising revenue declined due to the frequency change of Martha Stewart Living, partially offset by an increase in advertising pages in Martha Stewart Living. Digital advertising revenue increased $1.8 million due to higher display and video advertising units sold. Circulation revenue decreased $11.9 million primarily due to a $8.4 million impact from the Publishing Restructuring. The remaining $3.5 million decline in circulation revenue was primarily due to the frequency change of Martha Stewart Living. Additionally, circulation revenue declined due to lower newsstand unit sales of the special interest publication, Cakes and Cupcakes, as compared to the special interest publication, Organizing, sold during the nine months months ended September 30, 2012, as well as softness in newsstand sales of Martha Stewart Weddings and Martha Stewart Living.
Production, distribution and editorial expenses decreased $12.2 million primarily due to the Publishing Restructuring, which eliminated approximately $13.1 million of physical costs and editorial expenses. Additionally, physical costs associated with producing and distributing Martha Stewart Living declined due to the frequency change of the magazine, partially offset by higher physical costs from an increase in advertising pages sold in Martha Stewart Living. The decreases from the Publishing Restructuring were partially offset primarily by higher expenses associated with our investment in producing short-form video programming for our digital properties and higher editorial staff and story costs. Selling and promotion expenses decreased $5.3 million primarily due to the Publishing Restructuring, which eliminated approximately $8.4 million of magazine circulation-related costs and advertising and marketing expenses. Additionally, selling and promotion expenses decreased due to lower magazine circulation costs for Martha Stewart Living, which benefited from lower subscription acquisition and fulfillment costs. These decreases in selling and promotion expenses were partially offset by higher selling and commission costs associated with the increase in digital revenues, as well as the timing of expenses associated with the October 2013 advertising and marketing event, American Made by Martha Stewart. In addition, selling and promotion expenses increased due to an increase in average headcount in our advertising and marketing departments for the nine months ended September 30, 2013 as compared to the prior-year period, as well as higher costs for market research. General and administrative expenses decreased $1.1 million primarily due to lower allocated rent expense. The decrease in our Publishing segment rent allocation of $1.2 million was offset by an equal increase in our Merchandising segment and Corporate rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the Publishing Restructuring, reflecting the lower overall headcount of the restructured Publishing segment.
The net gain on the sale of Whole Living subscriber list was $2.7 million for the nine months ended September 30, 2013 with no comparable gain in the prior-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue. See Note 8, Gain on Sale of Subscriber List, net in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details. During the nine months ended September 30, 2012, we incurred a non-cash goodwill impairment charge of $44.3 million, which was the result of the Publishing segment experiencing slower than anticipated growth in advertising.

MERCHANDISING SEGMENT

	Nine months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$41,776	$41,355	$421
Total Merchandising Segment Revenues	41,776	41,355	421

Production, distribution and editorial	(7,737)	(8,381)	644
Selling and promotion	(1,592)	(1,423)	(169)
General and administrative	(5,144)	(3,286)	(1,858)
Depreciation and amortization	(39)	(37)	(2)
Restructuring charges	(392)	(81)	(311)
Operating Income	$26,872	$28,147	$(1,275)
Merchandising segment revenues increased 1% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. The increases in royalty and other revenues were partially offset by lower royalties from The Home Depot's reduction in the number of styles offered of our patio products and lower sales of soft flooring, lower design fees from J.C. Penney, as well as the impact of certain expired partnerships and certain non-recurring prior-year period benefits with no comparable revenue during the nine months ended September 30, 2013.
Production, distribution and editorial expenses decreased $0.6 million due to a decrease in compensation related costs. Selling and promotion expenses increased $0.2 million primarily due to an increase in compensation and other expenses related to marketing efforts. General and administrative expenses increased $1.9 million due to a $0.7 million increase in compensation associated with the talent services of Emeril Lagasse for television programming produced by third parties that was recorded in the Broadcasting segment for the nine months ended September 30, 2012, as well as a reserve of $0.4 million for the collection of certain Macy's royalties. In addition, general and administrative expenses increased due to higher allocated rent expense of $0.7 million from the reallocation of rent charged to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above. Restructuring charges of $0.4 million for the nine months ended September 30, 2013 represented employee severance costs.
On October 21, 2013, we entered into an amendment with J.C. Penney, which, among other items, included the prospective reduction of the guaranteed minimum royalties, design fees and term set forth in the original commercial agreement dated December 6, 2011. We believe that this amendment should eliminate any uncertainty with respect to future royalty and other revenue from J.C. Penney. See Note 12, Subsequent Events, in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details of the amendment.

BROADCASTING SEGMENT

	Nine months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$1,728	$7,252	$(5,524)
Licensing and other	1,693	5,449	(3,756)
Total Broadcasting Segment Revenues	3,421	12,701	(9,280)

Production, distribution and editorial	(1,486)	(11,158)	9,672
Selling and promotion	(20)	(518)	498
General and administrative	(77)	(790)	713
Depreciation and amortization	(26)	(305)	279
Restructuring charges	—	(529)	529
Operating Income / (Loss)	$1,812	$(599)	$2,411
Broadcasting segment revenues decreased 73% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Advertising revenue decreased $5.5 million primarily due to a $7.2 million impact from the Broadcasting Restructuring. Partially offsetting this decline in advertising revenue was sponsorship revenue related to Martha Stewart's Cooking School and Martha Bakes, each of which airs on PBS. Licensing and other revenue decreased $3.8 million primarily due to the inclusion of licensing revenues during the nine months ended September 30, 2012 associated with television programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in the current-year period. In addition, licensing and other revenue reflected reduced radio licensing fees from our new agreement with Sirius XM.
Production, distribution and editorial expenses decreased $9.7 million primarily due to a $11.2 million impact from the Broadcasting Restructuring. The production, distribution and editorial expenses of $1.5 million incurred during the nine months ended September 30, 2013 were primarily related to the recognition of previously deferred television production costs associated with Martha Stewart's Cooking School, as well as distribution and other fees associated with our television programming on PBS. In addition, we incurred costs related to our reduced radio programming. Selling and promotion expenses, as well as general and administrative expenses, decreased due to the Broadcasting Restructuring. General and administrative expenses primarily consist of overhead costs associated with the production of our reduced radio programming. Restructuring charges for the nine months ended September 30, 2012 were $0.5 million and primarily included employee severance costs related to the Broadcasting Restructuring.

CORPORATE

	Nine months ended September 30,
(in thousands)	2013 (unaudited)	2012 (unaudited)	Better / (Worse)
General and administrative	$(21,158)	$(23,410)	$2,252
Depreciation and amortization	(2,146)	(2,134)	(12)
Restructuring charges	(143)	(74)	(69)
Operating Loss	$(23,447)	$(25,618)	$2,171
Corporate operating costs and expenses decreased 8% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. General and administrative expenses decreased $2.3 million primarily due to reduced compensation related to executive management, partially offset by higher professional fees, principally legal costs, as well as higher allocated rent expense of $0.5 million from the reallocation of rent charged to reflect current utilization of office space. The increase in Corporate rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above.

OTHER ITEMS
Other (expense) / income, net. Other expense, net, for the nine months ended September 30, 2013 included the net realized losses on certain of our short-term investments. Other income, net, included a gain on the sale of cost-based investments of $1.2 million for the nine months ended September 30, 2012 with no comparable gain in the current-year period. The gain was related to our sale of Ziplist and pingg common stock for aggregate cash of $1.2 million.
Net loss. Net loss was $(8.7) million for the nine months ended September 30, 2013, compared to net loss of $(57.2) million for the nine months ended September 30, 2012, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the nine months ended September 30, 2013, our overall cash, cash equivalents, short-term investments and restricted cash and investments decreased $8.3 million from December 31, 2012. The decrease was largely due to our operating loss, which included certain non-cash gains, that was partially offset by the collection of receivables from advertising and royalties. Cash, cash equivalents, short-term investments and restricted cash and investments were $40.8 million and $49.1 million at September 30, 2013 and December 31, 2012, respectively.
In May 2013, we reduced our line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. Pursuant to the terms of the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A. ("Amended Credit Agreement") and the related Pledge Agreement, the line of credit must be secured by cash or investment collateral, which we have presented as "Restricted cash and investments," a component of current assets on our consolidated balance sheets. As of September 30, 2013, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
Cash Flows from Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described previously, which include cash from advertising and magazine customers and licensing partners. Operating cash outflows generally include: employee and related costs; physical costs associated with producing and distributing magazines; editorial costs associated with creating content across our media platforms; selling and promotion costs that support our advertising, marketing, circulation marketing and research efforts; technology costs associated with our digital properties; costs associated with producing and distributing our video programming; and costs of facilities.
Cash (used in) and provided by operating activities was $(7.7) million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, operating activities included the recognition of certain deferred subscription liabilities, which reflected cash collected in prior periods. The recognition of these liabilities was largely due to the impact of the Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers to Martha Stewart Living. In addition, the gain on the sale of the Whole Living subscriber list in January 2013 included the release of $2.2 million of related deferred subscription liability. We also used cash to pay severance payments in 2013, associated with restructuring charges that were expensed in 2012. Cash from operating activities also decreased due to our operating loss, as discussed earlier. Partially offsetting these decreases to cash from operating activities was the collection of receivables from advertising and royalties recorded in 2012.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash provided by and (used in) investing activities was $2.7 million and $(23.6) million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, cash provided by investing activities predominantly consisted of the net proceeds from the sales of short-term investments, as well as the cash portion associated with the sale of the Whole Living subscriber list during January 2013. Partially offsetting the cash provided by investing activities were amounts used for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash flows (used in) and provided by financing activities were $(0.4) million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. Cash used in financing activities was primarily the result of securing our line of credit pursuant to the terms of our Amended Credit Agreement. Cash provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
Debt
In May 2013, pursuant to the Amended Credit Agreement, we reduced our line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily

Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. In connection with the Amended Credit Agreement, we entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral. This restricted amount is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets.
The Amended Credit Agreement expires June 12, 2014, at which time any outstanding amounts borrowed under the agreement are then due and payable. As of September 30, 2013 and December 31, 2012, we had no outstanding borrowings against our line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.6 million on both dates.
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

	First Quarter	Second Quarter	Third Quarter
2013 Magazine Publication Schedule:
Martha Stewart Living *	3 Issues	3 Issues	2 Issues
Martha Stewart Weddings	1 Issue	1 Issue	1 Issue
Everyday Food *	—	—	—
Whole Living *	1 Issue	—	—
Special Interest Publications	1 Issue	1 Issue	1 Issue

2012 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue	1 Issue
Everyday Food	3 Issues	3 Issues	2 Issues
Whole Living	2 Issues	3 Issues	2 Issues
Special Interest Publications	1 Issue	1 Issue	1 Issue
* As part of the Publishing Restructuring, we transitioned the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We also reduced the frequency of Martha Stewart Living from monthly to ten times per year, starting with the July/August 2013 issue.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of September 30, 2013, net unrealized gains and losses on these investments were not material. For the three and nine months ended September 30, 2013, we recorded approximately $0.2 million and $0.6 million in interest income, respectively, compared to $0.3 million and $1.0 million in the respective prior-year periods. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the third quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. (collectively, "Macy's") filed a lawsuit against us in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, Macy's claims that our planned activities under our commercial agreement with J.C. Penney materially breach the agreement between us and Macy's Merchandising Group, Inc. dated April 3, 2006 (the "Agreement"). Macy's seeks a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited our activities with J.C. Penney in certain respects. In November 2012, Macy's amended its complaint to assert a second claim which alleges additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013. During a break in the trial in March 2013, the Court ordered mediation among the parties. The mediation did not result in a settlement and the trial resumed on April 7, 2013. On April 10 and 11, 2013, the Court dismissed the portions of the claim regarding confidentiality and disgorgement of profits, but did not dismiss the portion of Macy's claim that we are prohibited from designing for third parties in certain product categories.
On April 12, 2013, the Court denied Macy's request to expand the existing preliminary injunction against J.C. Penney and us. Macy's filed an appeal of that denial, as well as an appeal of the Court's decisions on April 10 and 11, 2013. On April 30, 2013, the New York State Supreme Court's Appellate Division, First Department, denied Macy's request for a preliminary injunction blocking the sale of goods at J.C. Penney. Closing arguments in the underlying case were heard on August 1, 2013. We believe that we have meritorious defenses to the claims made by Macy's, and we are vigorously defending such claims. Litigation costs in this matter are significant.
As set forth in Note 12, Subsequent Events, in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, on October 21, 2013, we entered into a revised agreement with J.C. Penney.
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

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Employment Agreement, dated as of October 25, 2013, between Martha Stewart Living Omnimedia, Inc. and Daniel W. Dienst.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	October 29, 2013

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Employment Agreement, dated as of October 25, 2013, between Martha Stewart Living Omnimedia, Inc. and Daniel W. Dienst.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document