Form 10-K
period 2013-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2014-02-26
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 28, 2013, was $70,555,117.*

*
Excludes 12,212,492 shares of our Class A Common Stock, and 25,984,625 shares of our Class B Common Stock, held by directors, officers and 10% stockholders, as of June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.

Number of Shares Outstanding As of February 21, 2014
30,624,508 shares of Class A Common Stock
25,984,625 shares of Class B Common Stock

Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for
Its 2014 Annual Meeting of Stockholders are Incorporated
by Reference into Part III of This Report.

In this Annual Report on Form 10-K, unless otherwise noted, the terms “we,” “us,” “our,” “MSO” and the “Company” refer to Martha Stewart Living Omnimedia, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.
FORWARD-LOOKING STATEMENTS
All statements in this Annual Report on Form 10-K, except to the extent describing historical facts, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by the use of statements that include phrases such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "potential" or "continue" or other similar references to future periods or the negative of these terms. Examples of forward-looking statements include, but are not limited to, statements we make regarding future financial performance, potential opportunities, expected product line changes, future acceptability of our content and our businesses, the success of our strategic initiatives and our anticipated growth. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the other factors discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as other factors. Therefore, we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission (the “SEC”).
PART I
Item 1. Business.
OVERVIEW
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. We are organized into three business segments: Publishing, Merchandising and Broadcasting. This combination enables us to cross-promote our content and products.
The media and merchandise we create generally encompasses the following core areas:

•	Cooking and Entertaining

•	Home Decorating

•	Weddings

•	Holidays and Celebrations

•	Pets (grooming, apparel, feeding and health)

•	Gardening and Outdoor Living

•	Crafts

•	Organizing, Office Products and Accessories
Our strategy to generate growth and profitability includes the following imperatives:

•
Grow our merchandising business by leveraging our brand equity to diversify into new categories and distribution channels, and negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design, both domestically and internationally; and

•	Strengthen our media business by using our content across existing and new distribution channels, including international opportunities, and focusing on digital opportunities.
Our designed and branded products are currently available in thousands of retail outlets across the country including The Home Depot, Macy’s, J.C. Penney, PetSmart and Staples.
Total revenues from our three business segments were $160.7 million, $197.6 million and $221.4 million in 2013, 2012 and 2011, respectively. Our revenues from domestic sources were $153.1 million, $187.4 million and $211.6 million in 2013, 2012 and 2011, respectively. Our revenues from foreign sources (primarily from Canada) were $7.6 million, $10.2 million and

$9.8 million in 2013, 2012 and 2011, respectively, which were principally comprised of international licensing of television and print content. In the future, we plan to grow international revenues from other areas of our business, primarily our merchandising business. Substantially all of our assets are located within the United States. For further detail of our segment results refer to Note 15, Industry Segments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated herein by reference.
As of February 7, 2014, we had approximately 388 full-time employees and 17 part-time employees.
HISTORY
Martha Stewart published her first book, Entertaining, in 1982. Over the next eight years she became a well-known authority on the domestic living arts, authoring eight more books on a variety of our core content areas. In 1990, Martha Stewart Living magazine launched with Ms. Stewart serving as its editor-in-chief and in 1993, Living, a weekly television program hosted by Ms. Stewart debuted. In late 1996 and early 1997, through a series of transactions, MSLO LLC (of which Ms. Stewart was the majority owner) acquired substantially all of the publishing, broadcasting, merchandising and licensing ventures bearing the Martha Stewart name and, in 1999, consolidated them into Martha Stewart Living Omnimedia. Immediately following these transactions, in October 1999, we consummated an initial public offering and were listed on the New York Stock Exchange under the symbol "MSO."
BUSINESS SEGMENTS
Our three business segments are described below. Additional financial information relating to these segments may be found in Note 15, Industry Segments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated herein by reference.
PUBLISHING
The Publishing segment is our largest business segment, accounting for 60% of our total revenues in 2013 and consists of operations related to magazine and book publishing and digital distribution, principally through our website, marthastewart.com. Revenues from magazine and digital advertising represented approximately 70% of the segment’s revenues in 2013, while circulation revenues represented approximately 26% of the segment’s revenues.
In 2012, we implemented several restructuring actions in our Publishing segment ("2012 Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue and beginning in 2013 was offered as an occasional insert to Martha Stewart Living subscribers. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. Subsequent to the announcement of our 2012 Publishing Restructuring, we also reduced the frequency of Martha Stewart Living, starting in 2013, from twelve to ten issues per year. During December 2013, we underwent a further restructuring primarily in our Publishing segment in an effort to realign our business to focus on efficient content creation and other operational efficiencies.
Magazines
Martha Stewart Living, our flagship magazine, is the foundation of our publishing business. We published ten issues of Martha Stewart Living in 2013 with a rate base of 2.05 million. The magazine targets primarily the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living offers lifestyle inspirations and original how-to information in a highly visual, upscale editorial environment. The magazine, which is the leading publication for the Martha Stewart brand, has won numerous prestigious industry awards. In 2013, Martha Stewart Living won Ad Week's Hottest Women's Magazine and the National Magazine Award for General Excellence by the American Society of Magazine Editors. Martha Stewart Living generates a majority of our magazine revenues, largely from advertising and circulation.
Martha Stewart Weddings, a quarterly publication, targets the upscale bride and offers advice, ideas, inspiration and planning tools for brides. The magazine serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands.
Everyday Food was a digest-sized magazine and prior to the 2012 Publishing Restructuring, had been published ten times per year. Everyday Food ceased publication with its December 2012 issue and its content has been integrated into the pages of Martha Stewart Living and via daily instructional cooking videos through our website.

Magazine Summary
Certain information related to our subscription magazines is as follows:

Title	2011 Rate Base		2012 Rate Base		2013 Rate Base		2014 Rate Base
Martha Stewart Living	2,050,000		2,050,000		2,050,000		2,050,000
Martha Stewart Weddings (1)	n/a	(2)	n/a	(2)	n/a	(2)	n/a	(2)
(1) In addition to the quarterly publication, we anticipate producing two special issues of Martha Stewart Weddings in 2014, similar to 2013 and 2012, as compared to only one special issue of Martha Stewart Weddings in 2011.
(2) Does not have a stated rate base, consistent with industry practice for weddings-focused magazines.
Special Interest Publications. In addition to our periodic magazines, we occasionally publish special interest magazine editions. Our special interest publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In 2013, we published The Best of Martha Stewart Living Cakes and Cupcakes, Martha Stewart Halloween 2013, Martha Stewart Weddings Real Weddings Spring and Martha Stewart Weddings Real Weddings Winter.
Magazine Production, Distribution and Fulfillment. We print our domestic magazines under an agreement with R.R. Donnelly, which runs through 2017. In 2013, we purchased our paper through an agreement with Time Inc. and beginning in 2014, we will purchase paper under our agreement with R.R. Donnelly. In 2013, our paper prices declined from 2012. Based on recent information from our paper supplier, we expect prices to remain stable in the first half of 2014 and modestly increase in the second half of 2014. We use no other significant raw materials in our businesses. The vast majority of subscription copies of our magazines are delivered by the U.S. Postal Service. Postage rates for periodicals have been increasing since 2011, with the most recent increase of approximately 6% occurring in January 2014. Sales and marketing of the magazines to retailers is handled by Time Warner Retail Sales and Marketing, an affiliate of Time Inc. Billing, collection and distribution services for retail sales of the magazines are handled by Curtis Circulation Company. Both of these newsstand distribution agreements expire in June 2014. Subscription fulfillment services for our magazines are provided by Time Customer Service, another affiliate of Time Inc., under an agreement that expires in June 2017.
Digital
Websites
The award-winning marthastewart.com website is the flagship of our digital properties, offering a vast quantity of continually updated articles, recipes and videos developed from several Martha Stewart brands, including our magazine properties. The website provides engaging experiences in several lifestyle categories: food, entertaining, holidays, home and crafts. The website also serves as a gateway to our other properties, including marthastewartweddings.com, emerils.com and our American Made digital content. In 2013, we invested in a redesign of our website that allows for additional functionality. This, along with other recent enhancements such as a responsive website design, allows for improved user engagement and expanded advertising inventory, including optimized access from smartphones and tablets, which we believe led to growth in our audience and revenues in 2013. We also completed, in 2013, the conversion of over 2,600 hours of archived television shows featuring Martha Stewart, Emeril and other talent into digital format, making this content available for us to serve on our websites and thereby significantly expanding our online video library. In 2012, we launched several distribution and syndication partnerships for our digital video content and, in 2013, we experienced strong growth in in our audience for digital video. In 2013, our collective website properties saw an increase in unique visitors of an average of 9.9 million per month due to the significant increase of visitors accessing our content through mobile devices. However, similar with the industry-wide trend of lower average page views per unique visitor, we saw declines in average monthly page views to 76 million in 2013.
Digital Editions and Apps
Both of our magazines are available on multiple platforms. We produce digital editions available through Barnes & Noble's Nook, Amazon's Kindle Fire and through the Zinio platform. We also distribute iPad versions of Martha Stewart Living and Martha Stewart Weddings, which are available for sale as subscriptions or as single issues through a custom storefront in Apple's iTunes store. Digital editions, including iPad versions, currently account for approximately 4% of all our circulation. In addition to the digital editions of our magazines, we also produce numerous mobile and tablet applications to further distribution of our magazines and provide our content through creative, accessible platforms to accommodate the growing popularity of smartphones and tablet devices.

Video Distribution
In 2013, we continued to expand our video distribution footprint through our video distribution partners. We distribute our long-form content through an agreement with Hulu, and distribute our short-form content through agreements with AOL, Yahoo and Blinkx Networks. We also entered into an agreement with Fullscreen to expand our presence on YouTube through branded channels and network distribution. Through these partnerships, we create and expand our branded channels, including Martha Stewart, Emeril and Everyday Food, on these websites, and increase the distribution of our video archive.
Books
We have a multi-year, multi-book agreement with The Crown Publishing Group to publish Martha Stewart branded books under the Clarkson Potter, Potter Style or Potter Craft imprints. In 2013, we published Meatless, Martha Stewart’s Favorite Crafts for Kids, Martha Stewart’s Cakes and Living the Good Long Life.
We have a multi-year agreement with HarperCollins Publishers to publish ten Emeril Lagasse branded books under the HarperStudio imprint, of which six have been delivered and accepted through December 31, 2013. Emeril’s Cooking with Power was published under this agreement in 2013.
Through our efforts in the books business and the rights we acquired related to Emeril’s book backlist, we now have a library of 98 published books.
Competition
Publishing is a highly competitive business in an industry undergoing rapid change. Our magazines, books, websites and digital apps compete not only with other similar products, but also with other mass media, websites and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. In addition, as a result of the shift from print to digital media, our magazines and books also increasingly face competition for audience and advertising from a wide variety of digital alternatives, including blogs and other do-it-yourself websites and digital applications, social media sites, digital advertising networks and exchanges, real-time bidding and other programmatic buying channels, and other new media formats. Martha Stewart Living competes for readers and advertising dollars with decorating, cooking and women's lifestyle magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily with wedding service magazines and websites. Our special interest publications can compete with a variety of magazines depending on the focus of the particular issue. Capturing advertising sales for our digital properties is highly competitive as well. Our website marthastewart.com competes with other do-it-yourself and how-to, food and lifestyle websites. Competition for digital advertising is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site and audience response to advertisers' products and services and our challenge is to attract and retain users through an easy-to-use and content-relevant website.
Seasonality
Our Publishing segment can experience fluctuations in quarterly performance due to variations in the publication schedule from quarter to quarter and from year to year, timing of direct mail marketing efforts, delivery and acceptance of books under our long-term book contracts and variability of audience and traffic on marthastewart.com, as well as other seasonal factors. Advertising revenue in our magazines and on marthastewart.com is typically highest in the fourth quarter of the year due to higher consumer demand for our holiday content, and corresponding higher advertiser demand to reach our audience with their marketing messages. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but can vary significantly throughout the term.
MERCHANDISING
Our Merchandising segment contributed 37% of our total revenues in 2013. The segment consists of operations related to the design of merchandise and related packaging, collateral and advertising materials, and the licensing of various proprietary trademarks in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and collateral materials. Our retail partners source the products through a manufacturer base and are mostly responsible for the promotion of the products and our manufacturing partners source and/or produce the branded products occasionally together with other lines they make or sell. Our licensing agreements do not require us to maintain any inventory nor incur any significant expenses other than employee compensation and related overhead expenses.

We regularly evaluate, with our licensing partners, the optimal assortment of product offerings. We own all trademarks for each of our branded merchandising programs and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs. We also derive revenue from the licensing of talent services for television programming produced by third parties.
Select Retail Licensees
The Home Depot
In 2010, we launched the Martha Stewart Living product line at The Home Depot and in 2012, we renewed our agreement and extended the term of our partnership through March 2016. The Martha Stewart Living line is currently available at all of The Home Depot’s stores in the United States and Canada, as well as on www.homedepot.com and Home Decorators Collection catalog, online and at retail stores and encompasses a broad range of home decor, storage and organization products, outdoor furniture, window treatments, kitchen cabinetry, countertops and seasonal holiday decor. In 2014, we expect The Home Depot to discontinue sales of our paint tint product line as we have historically experienced softness in its sales.
Macy’s
In September 2007, we introduced the Martha Stewart Collection at Macy’s. Most of the Martha Stewart Collection offerings are currently available at the nearly 650 Macy’s stores in the United States that offer home products, as well on www.macys.com. The Martha Stewart Collection line encompasses a broad range of home goods, including bed and bath textiles, housewares, food preparation, furniture, tabletop and holiday decor. On December 31, 2013, we settled our legal dispute with Macy's. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for discussion of litigation related to Macy's.
J.C. Penney
In December 2011, we entered into a strategic alliance with J.C. Penney Corporation, Inc., the principal operating subsidiary of J.C. Penney Company, Inc., (“J.C. Penney”) to launch certain home products in J.C. Penney department stores throughout the United States and through www.jcp.com. On October 21, 2013, we entered into an amendment to the initial agreement with J. C. Penney, which reduced the product categories that were to be manufactured and sold by J.C. Penney and reduced the term of the agreement to end on June 30, 2017. The line at J.C. Penney includes hard and soft window products and holiday decor. For further information regarding our relationship with J.C. Penney, see Note 8, Shareholders' Equity, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Martha Stewart Pets
In July 2010, we launched the Martha Stewart Pets line, developed in partnership with Age Group Ltd. and sold at PetSmart stores. The program consists of a wide range of pet accessories, including apparel, collars, leashes, bedding, grooming supplies and toys. Our licensing agreement with Age Group expired December 31, 2013. Effective January 1, 2014, the Martha Stewart Pets line is licensed directly with PetSmart through January 31, 2017.
Martha Stewart Home Office
In December 2011, we began shipping products for Martha Stewart Home Office with Avery and in February 2012, we launched the line. The Martha Stewart Home Office line is sold currently at Staples in the United States and the United Kingdom, on www.staples.com, and at Officeworks in Australia. The line encompasses a range of home office products, including desk organization, journals, portable filing and pantry organization. In February 2014, we amended our agreement with Avery to terminate the agreement as of December 31, 2014. We are currently looking for a replacement partner for our home office line.

Select Emeril Lagasse Manufacturing Licensees
Our Emeril Lagasse licensing agreements are primarily associated with partnerships with various food and kitchen preparation manufacturers that produce products under the Emeril Lagasse brand.
Emerilware
Introduced in August 2000, Emerilware by All-Clad consists of lines of high-quality, gourmet cookware and barbeque tools. We also have a line of Emerilware products by T-FAL, launched in November 2006, which consists of small kitchen appliances. These Emerilware products are available at department stores and specialty retail outlets across the United States.
Emeril’s Original
In September 2000, Emeril Lagasse introduced with B&G Foods, Emeril’s Original, a signature line of seasonings, salad dressings, basting sauces and marinades, mustards, salsas, pasta sauces, pepper sauces, spice rubs, cooking sprays and stocks available at supermarkets and specialty markets across the United States.
Emeril’s Gourmet Coffee
Launched in September 2007, Emeril’s Gourmet Coffee by Green Mountain Coffee is a single-cup coffee program comprised of flavored coffees inspired by Emeril Lagasse. The program is available in department and specialty stores nationwide, as well as in certain national hotel chains.
In addition to the stores where Emerilware, Emeril's Original and Emeril's Gourmet Coffee are available, these product lines were also sold through the Home Shopping Network until September 2013. Beginning in October 2013, these product lines are sold through QVC.
Other
In 2013, we launched a line of bagged coffees with White Coffee. In 2014, we plan to expand our food assortment with additional partnerships, including La Collina Toscana and CoPaK Solutions.
Competition
The retail business is highly competitive and the principal competition for all of our merchandising lines consists of mass-market, home improvement and department stores that compete with similar stores in which our Merchandising segment products are sold. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the respective product categories, including with products sold under our partners' private labels. Competitive factors include numbers and locations of stores, brand awareness, quality and price. We also compete with the internet businesses of these stores and other websites that sell similar retail goods.
Seasonality
Revenues from the Merchandising segment can vary significantly from quarter to quarter due to new product launches and the seasonality of many product lines.
BROADCASTING
Our Broadcasting business segment accounted for 3% of our total revenues in 2013. The segment consists of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats and the operations of our satellite radio channel. Certain revenue derived from the provision of talent services is recorded in our Merchandising segment. We generally own the copyrights in the programs we produce for television and radio distribution.
In 2012, we significantly restructured the operations of our Broadcasting segment, which included the termination of our live audience television production operations. Similar to 2013, we expect that the operations of this segment in 2014 and beyond will consist of television content library licensing, satellite radio operations and limited television production operations. Future revenues and assets from these operations are not expected to be significant.
In 2013, Martha Stewart's Cooking School season 2 and Martha Bakes seasons 1 and 2 aired on PBS. Revenues related to these television programs consisted of sponsorship revenues. Production costs for both seasons of Martha Bakes were minimal due to the reuse of prior content. New episodes of Martha Stewart's Cooking School season 3 began to air in January 2014, with related sponsorship revenue to be recognized during the three months ended March 31, 2014.

Emeril Lagasse also provides various television services for us. In 2013, Emeril Lagasse hosted Emeril's Florida on the Cooking Channel (which has been renewed through 2014), returned as a co-host on Top Chef and continued providing talent services as the recurring Food Correspondent for Good Morning America.
On January 31, 2013, we entered into a new two-year agreement with Sirius XM Radio to produce approximately 10 hours of original programming each week. This agreement with Sirius XM Radio replaces our historical Martha Stewart Living Radio channel with a daily radio show hosted by Martha Stewart, and other MSLO talent, on SiriusXM Stars.
Competition
Broadcasting is a highly competitive business. Overall competitive factors in this segment include programming content, quality and distribution, as well as the demographic appeal of the programming. In addition, we compete to secure sponsorship dollars in order to support new programming content. Our television programs compete directly for viewers, distribution and/or advertising dollars with other lifestyle and how-to television programs, as well as with general programming on other television stations and all other competing forms of media. Our radio programs compete for listeners with similarly themed programming on both satellite and terrestrial radio.
Seasonality
Our Broadcasting segment experiences fluctuations in quarterly performance due to, among other things, the timing of our television seasons on PBS and the timing of international television licensing sales.
INTELLECTUAL PROPERTY
We use multiple trademarks to distinguish our various publications and brands, including Martha Stewart Living (the name of our flagship publication as well as the trademark for products sold at The Home Depot), Martha Stewart Collection (for goods sold at Macy’s), Martha Stewart Pets, Martha Stewart Crafts, Martha Stewart Weddings, Everyday Food and Emeril. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We also register, both offensively and defensively, key domain names containing our trademarks, such as www.marthastewart.com, www.marthastewartweddings.com, www.emerils.com and www.everydayfood.com.
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
AVAILABLE INFORMATION
Our flagship website can be found on the Internet at www.marthastewart.com. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports, as well as certain other forms we file with or furnish to the SEC, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with, or furnished to, the SEC by accessing www.sec.gov, or by visiting www.marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), irrespective of any general incorporation language contained in such filing.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, prospects, cash flows and the trading price of our common stock. Although the risks and uncertainties listed below are those that we consider significant, material risks and uncertainties that are not presently known to us may also adversely affect our operations.
Our success depends in part on the continued success of our brands and the reputation and popularity of Martha Stewart and Emeril Lagasse. Any adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse, or the loss of either of their services, could adversely affect our revenues, results of operations and our ability to maintain or generate a consumer base.
The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Martha Stewart Living” brand is critical to expanding our base of consumers, advertising relationships, and merchandising and licensing partners. Our brand may be negatively impacted by a number of factors, including the reputation of our content and products, our ability to adapt to technological changes, litigation, and the reputation and popularity of Martha Stewart. Maintaining and enhancing the “Martha Stewart Living” brand will depend largely on our ability to be a leader in providing life-style content and high quality products, which we may not do successfully. If we fail to maintain and enhance our brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected.
Further, while we believe there has been significant consumer acceptance for our products and services as stand-alone brands, the image, reputation, popularity and talent of Martha Stewart and Emeril Lagasse remain important factors of our success.
Ms. Stewart’s efforts, personality and leadership, including her services as an officer and director of MSO, have been, and continue to be, critical to our success. While in the past we have managed our business without her daily participation, an extended or permanent loss of her services due to disability, death or some other cause, or any repeated or sustained negative shifts in public or industry perceptions of her, could have a material adverse effect on our business. In July 2013 the Board of Directors of the Company and Ms. Stewart agreed to certain modifications to the employment agreement between Ms. Stewart and the Company, dated April 1, 2009, including extending the term of her employment through June 30, 2017.
In addition, in 2008 we acquired the assets relating to Emeril Lagasse’s businesses other than his restaurants and foundation (the “Emeril Assets”). The value of the Emeril Assets is largely related to the ongoing popularity and participation of Mr. Lagasse in the activities related to exploiting these assets. Therefore, the continued value of the Emeril Assets could be materially adversely affected if Mr. Lagasse were to lose popularity with the public or be unable to participate in our business for any reason, therefore potentially forcing us to write-down a significant amount of the value we paid for these assets.
Our management turnover creates uncertainty.
Our future success depends in large part upon our ability to attract and retain key management executives, as well as upon members of our creative, technology, and sales and marketing staffs. In the last several years, several members of our senior management team have left the Company and we have focused time and resources on recruiting the new members of our current management team, including our new Chief Executive Officer. The continued turnover of senior management and the loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. We may not be able to replace departed members of management in a timely manner, or at all, on acceptable terms and our search for replacements may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility of our stock price and adversely impact our revenue, operating results and financial condition.
We may not be able to successfully implement our anticipated growth strategies.
As part of our strategy for growth, we seek to expand our brands and merchandise categories domestically as well as grow the international presence of our publications and merchandise programs. Such endeavors involve significant risks and uncertainties, including distraction of management from current operations and increased short-term costs without any current revenue, which may be dilutive to our earnings in the short term. Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the industries in which we operate and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

We continue to expand our merchandising and licensing programs into new products and categories, the failure of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
Our growth depends to a significant degree upon our ability to develop new or expand existing merchandising and licensing programs. In recent years, we have entered into several merchandising and licensing agreements, some of which include exclusivity provisions and a long-term duration. While we contractually require that our merchandising partners and licensees maintain the quality of our respective brands, we cannot be certain that our partners, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands.
We are also not able to ensure that our expansion into new business areas will be met with approval from consumers nor can we guarantee that these programs will be fully implemented, or, if implemented, that they will be successful. We may be prohibited from seeking different channels for our products due to the exclusivity provisions and multi-year terms of these agreements and disputes with new or existing licensees may arise that could hinder our ability to grow or expand our product lines. Disputes with our licensing or merchandising partners may also prevent or delay our ability to collect the licensing revenue that we expect in connection with these products. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and prospects, could be materially adversely affected. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for details regarding the lawsuit brought by Macy’s Inc. and Macy’s Merchandising Group in 2012.
If we are unable to predict, respond to and influence trends in what the public finds appealing, our brands and business will be adversely affected.
The success of our brands and our business depends on our ability originate product trends and to provide creative, useful and attractive ideas, information, concepts, programming and content that strongly appeal to a large number of consumers, as well as distribute the content in a manner appealing to consumers. Our content and products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to respond quickly and effectively to changes in consumer tastes and trends for ideas, information, concepts, programming, technology, content and products or if our new content or products are not accepted by our consumers, our competitors could introduce similar content or products in a more timely fashion which could hurt the strength of our brand and our business. Further, even if we are successful in anticipating shifts in consumer tastes and trends, we cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past. Our failure to effectively predict, respond to or introduce new content or products that are accepted by consumers could result could have a material adverse effect on our financial condition.
Our continued growth is dependent on continuously developing and offering new products and services to our existing merchandising partners.
The continued growth of our business will depend in part on our ability to develop and offer new products and services to our existing merchandising partners that successfully gain market acceptance by addressing the needs of our current and future customers and remain consistent with the look and feel of our brands. Although we devote significant resources to meet this goal, there can be no assurance as to our continued ability to develop, launch and market successful new products or variants of existing products, nor can we guarantee that these products will be successful or profitable. In addition, both the launch and ongoing success of new products are costly and inherently uncertain, especially as to their appeal to consumers. Our failure to successfully launch new products could decrease demand for our existing products by negatively affecting consumer perception of our brands, as well have an adverse effect on our profitability from year to year based on the number and timing of new product launches.
We operate in two highly competitive businesses: Publishing and Merchandising, each of which subjects us to competitive pressures and other uncertainties.
We face intense competitive pressures and uncertainties in each of our two principal segments.
Our print and digital products face substantial competition for advertising revenues from a variety of sources, such as magazines, books, television, radio and other forms of traditional media; direct marketing; and advertising-supported digital products, including websites, digital applications and social media sites. Competition for advertising revenue in print publications is primarily based on advertising rates, editorial quality the nature and scope of readership, reader response to the promotions for advertisers’ products and services, the desirability of the magazines demographic and the effectiveness of advertising sales teams. Certain of our competitors have significantly greater resources than we do to attract and retain advertisers and we may not be able to compete effectively against them.

In recent years, the advertising industry has experienced a secular shift toward digital advertising where competition is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site. Digital advertising is less expensive and can offer more measurable returns than traditional print media. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a more significant role in the advertising marketplace. Competition from all of these media and services, many of which charge lower rates than we do, as well as increased inventory in the digital marketplace, affect our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates, which could adversely affect advertising revenues.
Our Merchandising segment competitors consist of mass-market, home improvement and department stores that compete with similar stores in which our products are sold. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the same product categories we sell in, including with products sold under our partners' private labels. We also compete with the internet businesses of these stores and other websites that sell similar retail goods.
Our failure to meet competitive pressures could negatively impact our results of operations and financial condition.
We continually invest in our digital platforms and if we are unable to continue to drive and retain visitors to our digital platforms by offering creative, high-quality and engaging content nor effectively monetize our digital platforms, our business, financial condition and prospects could be materially adversely affected.
Technology in the publishing industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for delivery of content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. Although we have made, and continue to make, investments in our website and digital properties in order to transition from traditional print publications to digital distribution of our content, we cannot be certain that the ongoing investments and changes we make will increase the number of visitors to our website or digital properties. If the number of visitors to our website and digital properties stagnate or decline, we may not be able to create sufficient advertiser interest in our digital platforms or to maintain or increase the advertising rates of the inventory on our digital platforms. Additionally, as described above, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in our customers’ advertising expenditures, reduced demand for our offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have a material adverse effect on our businesses, financial condition and results of operations.
Further, even if we are successful in enhancing and upgrading our website and other digital properties, we cannot guarantee that we will be able to create the variety and types of content, products and interactive experiences that meet rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our websites.
We rely on third-party vendors in our Publishing segment and our business may be harmed if they are unable to honor their obligations to us on favorable terms.
We rely on third-party vendors, including paper suppliers, printers, subscription fulfillment houses, subscription agents and national newsstand wholesalers, distributors and retailers in the print portion of our Publishing segment. The industries in which our print related third-party vendors operate have experienced significant restructurings and consolidation in recent years, resulting in decreased availability of goods and services and competition. For our digital operations in our Publishing segment, we rely on third-party vendors for video advertising to deliver in-stream advertisements in our video content. If we are not successful in maintaining existing and creating new relationships, or if these third party vendors encounter technological or other impediments that would prevent them from delivering in-stream advertisements to our content, our ability to maintain or grow our business could be adversely impacted. Further disruptions in these industries may make our third-party vendors unable or unwilling to provide us with goods and services on favorable terms and may lead to greater dependence on certain vendors, increased prices, and interruptions and delays in the services provided by these vendors, all of which would adversely affect our business.
Our business has been and will continue to be affected by worldwide economic conditions and a failure of the economy to sustain its recovery or a renewed decline in consumer spending could materially adversely affect the value of our assets, our revenues and the results of our operations.
Many economic and other factors outside of our control, including consumer credit availability, increased unemployment, a downturn in housing sales and remodels and declines in consumer confidence and consumer spending, particularly discretionary spending, have had an adverse impact on our revenues and results of operations. In our Merchandising segment, economic weakness and unfavorable consumer spending trends continue to impact spending on general merchandise and homes and home improvement projects-categories in which we license our brands-resulting in weaker revenues from our licensed products. If our merchandising partners experience declining revenues or other financial difficulties, this could result in their unwillingness to continue to sell our products, their inability to timely meet their royalty payment obligations to us, extended payment terms, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense. Further, if our merchandising partners experience severe financial difficulty, some may become insolvent and cease business operations, which would reduce the availability of our licensed products to consumers. We cannot predict the future health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.
In our Publishing segment, we generate a significant portion of our revenues from advertising and we cannot control how much or where companies choose to advertise. Since 2009, we have seen a significant downturn in the availability of advertising dollars, and more competition for the reduced dollars causing us to experience a decline in advertising revenues. If advertisers continue to spend less money as a result of continued weak and uncertain economic conditions or if they advertise elsewhere in lieu of our magazines or websites our Publishing segment and advertising revenues will be materially adversely affected.
We may be adversely affected by fluctuations in paper, postage and distribution costs.
Paper represents a significant component of the print portion of our Publishing segment. Paper is a commodity and the prices have experienced volatility over the past several years. We generally purchase paper from major paper suppliers who adjust the price periodically and according to prevailing market prices. We have not entered, nor do we currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices would adversely affect our results of operations. Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. In recent years, postage rates have increased, and any significant future increase in postage prices could adversely affect our future results of operations.
Distribution of magazines to newsstands and bookstores is conducted primarily through companies known as wholesalers. Although we have not experienced any material increase in the price of services, wholesalers have previously advised us that they intend to increase the price of their services. Further, certain wholesalers have experienced credit and going concern risks and it is possible that other wholesalers may seek to increase the price of their services or discontinue operations. An increase in the price of our wholesalers’ services, or a disruption or delay in deliveries due to the need to change wholesalers, could have a material adverse effect on our results of operations.
We may be adversely affected by a continued weakening of newsstand sales.
The magazine industry has experienced a significant weakening of newsstand sales during the past few years. A prolonged decline in the circulation volume of our publications will adversely affect our financial condition and results of operations by further reducing our circulation revenue and causing us to either incur higher circulation expenses to maintain our rate bases, or to reduce our rate bases, which would in turn negatively impact our revenue.
Electronically stored data is subject to the risk of unauthorized access and if our data is compromised in spite of our attempts at protecting this data, we may incur significant costs, lost opportunities and damage to our reputation.
We maintain information necessary to conduct our business, including confidential, proprietary and personal information in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. If our data systems are compromised or if the proprietary information of our customers or employees is misappropriated, our ability to conduct our business may be impaired, our reputation with our customers and employees may be injured resulting in loss of business or morale and we could be exposed to a risk of loss due to business interruption, or litigation.
Martha Stewart controls our Company through her stock ownership. As a result, Ms. Stewart has the ability to elect most of our board of directors, prevent or cause a change of control, or approve, prevent or influence certain actions by us.
As of February 21, 2014, Ms. Stewart beneficially owns, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 90% of the outstanding voting power of our Common Stock and Ms. Stewart is our Chief Creative Officer and the Non-Executive Chairman of our Board. As a result of her stock ownership and position at the Company, Ms. Stewart has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future. Moreover, Ms. Stewart’s concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses and stockholders.
Our intellectual property may be infringed upon or others may accuse us of infringing on their intellectual property, either of which could adversely affect our financial condition and our results of operations.
Our business is highly dependent upon our creativity, valuable brands, content and the resulting intellectual property. We believe our proprietary trademarks and other intellectual property rights are valuable to our continued success and our competitive position. We are susceptible to others imitating our products and infringing our intellectual property rights and imitation of our products or infringement of our intellectual property rights could diminish the value of our brands and assets or otherwise adversely affect our revenues and our business. Although we vigorously defend our intellectual property rights, we may not be able to successfully protect our proprietary rights especially in foreign countries where the laws do not protect intellectual property rights to the same extent the laws of the United States do. Further, if we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly and could damage our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any litigation relating to our intellectual property. If we were to lose such a case, and be required to cease the sale of certain products or the use of certain technology or if we were forced to pay monetary damages, the results could adversely affect our financial condition and our results of operations.
We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.

In order to operate more efficiently and position ourselves for future profitability, we have implemented restructuring plans in the past, which included consolidation of our publications, workforce reductions and other cost reduction initiatives, and we may undertake further workforce reductions or restructuring actions in the future. Restructuring activities are complex and if we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include incurrence of restructuring charges, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our restructuring measures, and if we do not, our business and results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Information concerning the location, use and approximate square footage of our principal facilities as of December 31, 2013, all of which are leased, is set forth below:

Location	Use	Approximate Area in Square Feet
601 West 26th Street New York, NY	Publishing segment editorial and production offices (includes magazines, digital and books), advertising sales offices, product design facilities, photography studio, test kitchens, property storage, principal executive and administrative offices and corporate offices	221,630

Satellite Sales Offices in Illinois and California	Advertising sales offices	5,286
The leases for our offices and facilities expire between 2015 and 2018; some of these leases are subject to our renewal. During 2013, we consolidated our satellite advertising sales offices and continue to maintain a presence in Chicago and Los Angeles. In February 2014, in an effort to more efficiently utilize our primary office space, we vacated 47,592 square feet of the 221,630 square feet we lease at 601 West 26th Street.
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
Item 3. Legal Proceedings
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. (collectively, “Macy’s”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, Macy's claimed that our planned activities under our commercial agreement with J.C. Penney materially breached the agreement between us and Macy's Merchandising Group, Inc. dated April 3, 2006 (the “Agreement”). Macy's sought a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited our activities with J.C. Penney in certain respects. In November 2012, Macy's amended its complaint to assert a second claim which alleged additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013 and concluded on August 1, 2013.
On October 21, 2013, the Company and J.C. Penney entered into an amendment to their commercial agreement, narrowing the range of product categories covered by the commercial agreement and shortening the term of the commercial agreement. On December 31, 2013, the Company and Macy’s entered into a settlement agreement and release; the terms of which are not material to our financial statements. As part of the settlement agreement and release, the parties jointly sought an order from the Court, which was entered on January 13, 2014, ordering a stipulation of discontinuance with prejudice, dismissing all claims made by Macy’s against the Company in the lawsuit.
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

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Q3 2013	Q4 2013
High Sales Price	$4.89	$3.94	$3.81	$3.24	$3.10	$2.67	$2.67	$4.47
Low Sales Price	$3.70	$2.95	$2.87	$2.28	$2.43	$2.28	$2.26	$2.20
As of February 21, 2014, there were 7,429 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
We do not pay regular quarterly dividends and do not currently intend to pay dividends in the future.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

PERFORMANCE GRAPH
The following graph compares the performance of our Class A Common Stock during the period commencing on January 1, 2009 and ending on December 31, 2013, with that of the Standard & Poor's SmallCap 600 Index ("S&P SmallCap 600 Index") and with a peer group of companies engaged in multimedia and licensing businesses similar to ours. The peer group was revised in 2013 to include The E.W. Scripps Company and remove Kenneth Cole Productions. The following graph includes both the revised peer group ("New Peer Group") and peer group used in 2012 ("Old Peer Group").
The S&P SmallCap 600 Index is comprised of 600 domestic (United States) companies with a market capitalization in the range of $300 million to $1.4 billion in the financial, information technology, consumer discretionary and industrials sectors covering approximately 3% of the domestic equities market and is weighted by market capitalization. The New Peer Group selected by us, which is also weighted by market capitalization, is comprised of Gannett Co. Inc., Iconix Brand Group, Inc., The E.W. Scripps Company, Lifetime Brands, Inc., Meredith Corporation, Scholastic Corp. and XO Group Inc. The Old Peer Group, weighted by market capitalization, is comprised of Gannett Co. Inc., Iconix Brand Group, Inc., Kenneth Cole Productions, Lifetime Brands, Inc., Meredith Corporation, Scholastic Corp. and XO Group Inc. Kenneth Cole Productions was removed from the New Peer Group as it is no longer a publicly-traded company, and was replaced by The E.W. Scripps Company.
The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P SmallCap 600 Index and the Peer Group at the closing prices on December 31, 2008 and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Martha Stewart Living Omnimedia, Inc
S&P Smallcap 600 Index
New Peer Group
Old Peer Group
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
ASSUMES $100 INVESTED ON DEC. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

Item 6. Selected Financial Data.
The information set forth below for the five years ended December 31, 2013 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below (in thousands, except share per share amounts).

	2013	2012	2011	2010	2009
INCOME STATEMENT DATA REVENUES
Publishing	$96,493	$122,540	$140,857	$145,573	$146,100
Merchandising	59,992	57,574	48,614	42,806	52,566
Broadcasting	4,190	17,513	31,962	42,434	46,111
Total revenues	160,675	197,627	221,433	230,813	244,777
Operating loss	(1,897)	(56,396)	(18,594)	(8,663)	(11,968)
Net loss	$(1,772)	$(56,085)	$(15,519)	$(9,596)	$(14,578)
PER SHARE DATA
Loss per share:
Basic and diluted—Net loss	$(0.03)	$(0.83)	$(0.28)	$(0.18)	$(0.27)
Weighted average common shares outstanding:
Basic and diluted	64,912,368	67,231,463	55,880,896	54,440,490	53,879,785
Dividends per common share	$—	$—	$0.25	$—	$—
FINANCIAL POSITION
Cash and cash equivalents	$21,884	$19,925	$38,453	$23,204	$25,384
Short-term investments	19,268	29,182	11,051	10,091	13,085
Restricted cash and investments	5,072	—	—	—	—
Total assets	148,367	154,260	216,120	222,314	229,791
Long-term obligations	—	—	—	7,500	13,500
Shareholders’ equity	70,475	95,516	147,947	139,033	143,820
OTHER FINANCIAL DATA
Cash flow (used in)/ provided by operating activities	$(1,958)	$239	$(2,220)	$1,872	$(9,273)
Cash flow provided by / (used in) investing activities	4,378	(18,918)	6,886	153	(9,617)
Cash flow (used in) / provided by financing activities	(461)	151	10,583	(4,205)	(5,930)
NOTES TO SELECTED FINANCIAL DATA
Loss from continuing operations
2013 results include restructuring charges of approximately $3.4 million.
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

2009 results include a net benefit to operating loss of approximately $20 million from certain items including the revenue from Kmart of $14.5 million, the recognition of previously deferred Kmart Corporation royalties of $10.0 million as non-cash revenue, an incremental $3.9 million from the conclusion of our relationship with TurboChef Technologies, Inc., a $3.0 million cash receipt related to a make-whole payment and a non-cash impairment charge of $11.4 million related to a cost-based equity investment in United Craft MS Brands LLC recorded in the Merchandising segment.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes under Item 8 of this Annual Report on Form 10-K
EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. We are organized into three business segments: Publishing, Merchandising and Broadcasting.
Our strategy to generate growth and profitability includes the following imperatives:

•
Grow our merchandising business by leveraging our brand equity to diversify into new categories and distribution channels, and negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design, both domestically and internationally; and

•	Strengthen our media business by using our content across existing and new distribution channels, including international opportunities, and focusing on digital opportunities.
Summarized below are our operating results for years ended December 31, 2013, 2012 and 2011.

	2013	2012		2011
Total Revenues	$160,675	$197,627		$221,433
Total Operating Costs and Expenses	(165,296)	(254,023)	*	(240,027)
Gain on Sale of Subscriber List, net	2,724	—		—
Total Operating Loss	$(1,897)	$(56,396)		$(18,594)
* Publishing segment operating costs and expenses for 2012 included a non-cash goodwill impairment charge of $44.3 million.
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. The Publishing segment is our largest business segment, accounting for 60% of our total revenues in 2013. Publishing segment revenues are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Living, Martha Stewart Weddings and special interest magazines, as well as royalties from our book business. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's and J.C. Penney. Our wholesale partnerships include Avery for our Martha Stewart Home Office line (currently sold at Staples through the end of 2014), Wilton Properties and Plaid Enterprises for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores) and Age Group for our Martha Stewart Pets line (currently sold at PetSmart), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Our wholesale license with Age Group for pets products expired December 31, 2013 and effective January 1, 2014, we have a direct retail partnership with PetSmart. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
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
In 2012, we implemented several restructuring actions in our Publishing segment ("2012 Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue, and was issued as an occasional supplement to Martha Stewart Living subscribers in 2013. In addition, we discontinued

publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We also significantly restructured the Broadcasting segment in 2012 ("Broadcasting Restructuring"), which included the termination of our live audience television production operations. While future revenues and assets from these operations are not expected to be significant, we plan to continue reporting activities under the Broadcasting segment to provide historical context.
These 2012 restructuring initiatives in both segments impacted the comparability of the results for 2013 from the prior year. In particular, the 2012 Publishing Restructuring impacted the comparability of the Publishing segment's print advertising and circulation revenues, as well as production, distribution and editorial costs and selling and promotion expenses. Some of the cost savings achieved from the 2012 Publishing Restructuring have been and are expected to be partially offset by continued investment in our digital properties. The Broadcasting Restructuring impacted the comparability of the Broadcasting segment's advertising revenue, as well as all costs and expenses in the Broadcasting segment.
On October 21, 2013, we entered into an amendment with J.C. Penney, which, among other items, included the prospective reduction of the guaranteed minimum royalties, design fees and term set forth in the original commercial agreement dated December 6, 2011. In connection with this amendment, J.C. Penney also returned 11 million shares of our Class A Common Stock, resulting in an initial increase to deferred revenue of approximately $25 million that will be recognized as revenue ratably through the amended term (June 30, 2017). See Note 8, Shareholders' Equity in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.
Detailed segment operating results for 2013, 2012 and 2011 are summarized below.

	2013	2012		2011
Segment Revenues:
Publishing	$96,493	$122,540		$140,857
Merchandising	59,992	57,574		48,614
Broadcasting	4,190	17,513		31,962
TOTAL REVENUES	160,675	197,627		221,433
Segment Operating Costs and Expenses:
Publishing	(113,998)	(184,569)	*	(147,321)
Merchandising	(19,480)	(18,097)		(18,642)
Broadcasting	(2,035)	(15,159)		(36,702)
TOTAL OPERATING COSTS AND EXPENSES Before Corporate Expenses and Gain on Sale of Subscriber List, Net	(135,513)	(217,825)		(202,665)
Publishing - Gain on sale of subscriber list, net	2,724	—		—
Operating Income / (Loss):
Publishing	(14,781)	(62,029)		(6,464)
Merchandising	40,512	39,477		29,972
Broadcasting	2,155	2,354		(4,740)
Total Segment Operating Income / (Loss) Before Corporate Expenses	27,886	(20,198)		18,768
Corporate Expenses **	(29,783)	(36,198)		(37,362)
TOTAL OPERATING LOSS	$(1,897)	$(56,396)		$(18,594)
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

2013 Operating Results Compared to 2012 Operating Results
In 2013, total revenues decreased 19% from 2012 primarily due to the impact from both the 2012 Publishing Restructuring and Broadcasting Restructuring, as well as the negative impact on magazine circulation revenues from the change in frequency of Martha Stewart Living. Additionally, Broadcasting revenues declined from lower radio licensing fees and the inclusion in 2012 of television licensing revenue from programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in 2013. These declines were partially offset by royalty revenue from J.C. Penney, with no comparable revenue in the prior year and higher digital advertising revenue.
Our operating costs and expenses before Corporate expenses included a non-cash goodwill impairment charge of $44.3 million in 2012 and included the net gain on the sale of the Whole Living subscriber list of $2.7 million in 2013, both in our Publishing segment. Excluding these two items, our operating costs and expenses before Corporate expenses in 2013 decreased $37.9 million or 22% from 2012. This decrease was due to the savings achieved from both the 2012 Publishing Restructuring and Broadcasting Restructuring, partially offset by costs associated with producing and distributing short-form video programming for our digital properties, as well as higher selling and promotion costs associated with the increase in digital advertising revenues.
Corporate expenses decreased 18% in 2013 as compared 2012, primarily due to reduced compensation related to executive management and lower headcount, as well as general cost savings. Corporate expenses were also lower due to a partial reimbursement from our insurance carrier associated with certain Macy's litigation costs.
2012 Operating Results Compared to 2011 Operating Results
In 2012, total revenues decreased 11% from 2011 due to a decline in print, television and digital advertising revenue and the inclusion in 2011 of revenue associated with the delivery of certain television companion programming to the Hallmark Channel. In addition, our circulation revenue declined due to lower subscription and newsstand revenues. These declines in revenues were partially offset by an increase in Merchandising segment revenues from new relationships in 2012.
In 2012, our operating costs and expenses before Corporate expenses and gain on sale of subscriber list, net, included a non-cash goodwill impairment charge of $44.3 million in our Publishing segment. Excluding the impairment charge, our operating costs and expenses before Corporate expenses in 2012 decreased $29.1 million or 14% from 2011, since we were no longer incurring television production costs associated with the Hallmark Channel companion programming, as well as lower production, distribution and editorial costs in our Publishing segment.
Television advertising revenues and production costs also declined due to the conclusion in September 2012 of our agreement with the Hallmark Channel to televise The Martha Stewart Show.
Corporate expenses decreased 3% in 2012 as compared 2011, primarily due to the inclusion in Corporate of $3.7 million of restructuring charges in 2011, compared to $1.9 million of restructuring charges in 2012. In addition, Corporate expenses decreased due to lower compensation costs related to executive management, partially offset by higher legal fees.
Liquidity
During 2013, our overall cash, cash equivalents, short-term investments and restricted cash and investments decreased $2.9 million from $49.1 million at December 31, 2012 to $46.2 million at December 31, 2013. Our operating loss of $(2.0) million in 2013 equaled our cash used in operating activities, with additional cash used for capital expenditures. We had no borrowings against our line of credit as of December 31, 2013, 2012 or 2011.

RESULTS OF OPERATIONS
Comparison of years ended December 31, 2013 to 2012.
PUBLISHING SEGMENT

(in thousands)	2013	2012	Better / (Worse)
Publishing Segment Revenues
Print Advertising	$44,128	$56,763	$(12,635)
Digital Advertising	23,355	20,752	2,603
Circulation	25,541	41,620	(16,079)
Books	1,463	1,475	(12)
Other	2,006	1,930	76
Total Publishing Segment Revenues	$96,493	$122,540	$(26,047)

Production, distribution and editorial	(61,454)	(79,548)	18,094
Selling and promotion	(42,940)	(49,797)	6,857
General and administrative	(6,656)	(8,254)	1,598
Depreciation and amortization	(944)	(742)	(202)
Restructuring charges	(2,004)	(1,971)	(33)
Goodwill impairment	—	(44,257)	44,257
Gain on sale of subscriber list, net	2,724	—	2,724
Operating Loss	$(14,781)	$(62,029)	$47,248
The comparability of the Publishing segment results for 2013, as compared to 2012, was significantly impacted by the 2012 Publishing Restructuring, as well as the reduction in the frequency of Martha Stewart Living from twelve to ten issues per year, starting with the July/August 2013 issue. The impact of this frequency change of Martha Stewart Living resulted in two fewer issues during 2013, as compared to the prior year, which specifically impacted comparability of circulation revenues, as well as the physical costs associated with producing and distributing Martha Stewart Living.
Publishing segment revenues decreased 21% in 2013 from 2012. Print advertising revenue decreased $12.6 million primarily due to a $11.5 million impact from the 2012 Publishing Restructuring. Additionally, print advertising revenue declined due to lower advertising page rates for Martha Stewart Living. Despite the frequency change of Martha Stewart Living, total advertising pages for the ten issues in 2013 were equal to total advertising pages for the twelve issues of Martha Stewart Living in 2012. For Martha Stewart Weddings, advertising pages increased modestly in 2013 compared to 2012, fully offset by a decrease in advertising page rates. Digital advertising revenue increased $2.6 million in 2013 from 2012 due to a significant increase in video advertising units sold and modestly higher display advertising units sold, partially offset by lower rates for display advertising. Circulation revenue decreased $16.1 million due to a $10.5 million impact from the 2012 Publishing Restructuring. Additionally, the frequency change of Martha Stewart Living caused a negative impact of approximately $4.0 million. The remaining decline in circulation revenue was primarily due to lower newsstand unit sales of our special interest publications, Cakes and Cupcakes and Halloween, as compared to the special interest publications, Organizing and Halloween, sold during 2012, as well as softness in newsstand sales of Martha Stewart Weddings and Martha Stewart Living.
Production, distribution and editorial expenses decreased $18.1 million in 2013 from 2012 primarily due to the 2012 Publishing Restructuring, which eliminated approximately $16.7 million of physical costs and editorial expenses. Additionally, physical costs associated with producing and distributing Martha Stewart Living declined due to the frequency change of the magazine. The decreases from the 2012 Publishing Restructuring were partially offset primarily by higher expenses associated with our investment in producing short-form video programming for our digital properties and higher editorial staff and story costs. Selling and promotion expenses decreased $6.9 million in 2013 from 2012 primarily due to the 2012 Publishing Restructuring, which eliminated approximately $10.5 million of magazine circulation-related costs and advertising and marketing expenses. Additionally, selling and promotion expenses decreased due to lower magazine circulation costs for Martha Stewart Living, which benefited from the 2012 Publishing Restructuring as we redirected prior Everyday Food subscribers to Martha Stewart Living, thus reducing subscriber acquisition costs during 2013. These decreases in selling and promotion expenses were partially offset by higher selling and commission costs, as well as an increase in headcount, associated with the increase in digital revenues and higher costs for market research. General and administrative expenses decreased $1.6 million due to lower allocated rent expense, which was offset by an equal increase in our Merchandising segment and Corporate rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the 2012 Publishing Restructuring, reflecting the lower overall headcount of the restructured Publishing segment. Restructuring charges in 2013 represented employee severance costs related to our efforts to realign our business to focus on efficient content creation and other operational efficiencies. These 2013 restructuring charges were largely incurred in December 2013 and did not impact any of the operating costs and expenses described above, as we expect the benefit from lower compensation expense in 2014 and the future. Restructuring charges in 2012 represented employee severance costs associated with the 2012 Publishing Restructuring.
During 2012, we incurred a non-cash goodwill impairment charge of $44.3 million, which was the result of the Publishing segment experiencing slower than anticipated growth in advertising.
The net gain on the sale of Whole Living subscriber list was $2.7 million for 2013 with no comparable gain in the prior-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue. See Note 14, Gain on Sale of Subscriber List, net in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

MERCHANDISING SEGMENT

(in thousands)	2013	2012	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$59,992	$57,574	$2,418
Total Merchandising Segment Revenues	$59,992	$57,574	$2,418

Production, distribution and editorial	(9,783)	(11,251)	1,468
Selling and promotion	(2,071)	(2,143)	72
General and administrative	(6,993)	(4,570)	(2,423)
Depreciation and amortization	(50)	(52)	2
Restructuring charges	(583)	(81)	(502)
Merchandising Segment Operating Income	$40,512	$39,477	$1,035
Merchandising segment revenues increased 4% in 2013 from 2012. Royalty and other revenues increased $2.4 million primarily due to the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. Also included in royalty and other revenues is the pro rata recognition of non-cash revenue that resulted from the value assigned to the 11 million shares of our Class A Common Stock returned from J.C. Penney. In addition, royalty revenues increased due to higher shipments of our pets products and our new vitamin products, Martha Stewart Essentials. The increases in royalty and other revenues were partially offset by lower royalties from The Home Depot (reflecting fewer styles offered of our patio products and lower sales of soft flooring), lower design fees from J.C. Penney, as well as the impact of certain expired partnerships and certain non-recurring prior-year period benefits with no comparable revenue during 2013.
Production, distribution and editorial expenses decreased $1.5 million in 2013 from 2012 due to a decrease in compensation related costs, primarily from the reduction of employees who had supported the J.C. Penney design efforts in 2012. General and administrative expenses increased $2.4 million due to higher allocated compensation expenses of $0.9 million associated with Emeril Lagasse for television programming produced by third parties that was previously recorded in the Broadcasting segment during 2012, as well as a reserve of $0.4 million for the collection of certain Macy's royalties. In addition, general and administrative expenses increased due to higher allocated rent expense of $1.0 million from the reallocation of rent charged to the Merchandising segment to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above. Restructuring charges of $0.6 million for 2013 represented employee severance costs.

BROADCASTING SEGMENT

(in thousands)	2013	2012	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$2,303	$9,908	$(7,605)
Licensing and other	1,887	7,605	(5,718)
Total Broadcasting Segment Revenues	$4,190	$17,513	$(13,323)

Production, distribution and editorial	(1,884)	(12,548)	10,664
Selling and promotion	(22)	(513)	491
General and administrative	(102)	(894)	792
Depreciation and amortization	(27)	(388)	361
Restructuring charges	—	(816)	816
Broadcasting Segment Operating Income	$2,155	$2,354	$(199)
Broadcasting segment revenues decreased 76% in 2013 from 2012. Advertising revenue decreased $7.6 million primarily due to a $7.3 million impact from the Broadcasting Restructuring. In addition, in accordance with our accounting policy, we released $1.3 million in 2012 that had been previously reserved for audience underdelivery related to seasons 5 and prior of the The Martha Stewart Show under our syndication agreement with NBC. Partially offsetting these declines in advertising revenue was sponsorship revenue in 2013 related to Martha Stewart's Cooking School and Martha Bakes, each of which aired on PBS. Licensing and other revenue decreased $5.7 million primarily due to the inclusion of licensing revenues during 2012 associated with television programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in the current year. In addition, licensing and other revenue reflected reduced radio licensing fees from our new agreement with Sirius XM, as well as lower international television licensing revenue.
Production, distribution and editorial expenses decreased $10.7 million in 2013 from 2012 primarily due to a $12.5 million impact from the Broadcasting Restructuring. During 2013, we incurred production, distribution and editorial expenses of $1.9 million primarily related to television production costs associated with Martha Stewart's Cooking School and Martha Bakes, as well as distribution and other fees associated with our television programming on PBS. In addition, we incurred costs related to our reduced radio programming. Selling and promotion expenses, as well as general and administrative expenses and depreciation and amortization, decreased due to the Broadcasting Restructuring. General and administrative expenses primarily consist of overhead costs associated with the production of our reduced radio programming. Restructuring charges of $0.8 million during 2012 primarily included employee severance costs related to the Broadcasting Restructuring.

CORPORATE

(in thousands)	2013	2012	Better / (Worse)

General and administrative	$(26,194)	$(31,430)	$5,236
Depreciation and amortization	(2,737)	(2,825)	88
Restructuring charges	(852)	(1,943)	1,091
Total Corporate Operating Costs and Expenses	$(29,783)	$(36,198)	$6,415
Corporate operating costs and expenses decreased 18% in 2013 from 2012. General and administrative expenses decreased $5.2 million due to reduced compensation related to executive management and lower headcount. In addition, general and administrative expenses decreased due to lower executive recruiting costs and general cost savings including reduced travel and entertainment expenses and lower utilities costs. General and administrative expenses also declined due to a partial reimbursement from our insurance carrier associated with certain Macy's litigation costs. Corporate general and administrative expenses included higher allocated rent expense of $0.7 million from the reallocation of rent charged to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing segment rent allocation, as discussed above. Restructuring charges in 2013 of $0.9 million represented employee severance costs. Restructuring charges in 2012 primarily included the costs associated with the departure of our former President and Chief Executive Officer, as well as other employee severance costs.
OTHER ITEMS
OTHER (EXPENSE) / INCOME, NET. Other expense, net, in 2013 included the net realized losses on certain of our short-term investments. Other income, net, included a gain on the sale of cost-based investments of $1.2 million for 2012 with no comparable gain in the current-year period.
INCOME TAX PROVISION. The income tax provision in 2013 of $(0.1) million was net of a non-recurring tax benefit of $1.3 million, which was attributable to the prior year impairment of goodwill, for which all tax basis had been previously amortized. We concluded that this adjustment was immaterial.
NET LOSS. Net loss was $(1.8) million for 2013, compared to a net loss of $(56.1) million for 2012, as a result of the factors described above.

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
Production, distribution and editorial expenses decreased $6.6 million in 2012 from 2011 primarily due to a decline in paper, printing and distribution expenses from fewer magazine pages produced in Martha Stewart Living and lower pricing. The decrease in production, distribution and editorial expenses also reflected reduced art and editorial compensation and story costs to support the print and digital magazines. These decreases were partially offset by an increase in headcount and higher project costs to support the website and other digital initiatives, as well as an increase in paper, printing and distribution expenses from an increase in magazine pages produced in Martha Stewart Weddings and related special interest publications. Selling and promotion expenses decreased $1.2 million in 2012 from 2011 due to lower subscriber acquisition costs, which included a significant reduction of our direct mail campaigns. Additionally, selling and promotion expenses decreased due to lower renewal costs and lower newsstand marketing costs. Partially offsetting these decreases were higher compensation costs related to the investment in our advertising sales and marketing efforts, as well as the expenses associated with American Made by Martha Stewart, that did not occur in 2011. Restructuring charges in 2012 represented employee severance costs as compared to the restructuring charges in 2011, which included both employee severance costs and certain consulting costs. Restructuring charges increased $1.1 million in 2012 from 2011 as the result of the workforce reduction related to the 2012

Publishing Restructuring. During 2012, we incurred a non-cash goodwill impairment charge of $44.3 million, which was the result of the Publishing segment experiencing slower than anticipated growth in advertising.

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
Merchandising segment revenues increased 18% in 2012 from 2011. Royalty and other revenues increased $9.0 million primarily due to the recognition of design fees from our commercial agreement with J.C. Penney, royalties from our merchandising relationship with Avery, an increase in royalties from our retail agreement with Macy's and higher sales of our pets products with Age Group. Partially offsetting these increases was a decline in sales of our soft flooring line of products at The Home Depot.
Production, distribution and editorial expenses increased $2.6 million in 2012 from 2011 due to an increase in headcount to support our merchandising partners with expanded product design services. Selling and promotion expenses and related other revenue both declined approximately $2.6 million as a result of a decrease in reimbursable services that we provided to our partners for creative services projects. General and administrative expenses decreased $0.6 million due to lower compensation costs in 2012 as compared to 2011, as well as the inclusion in 2011 of legal and administrative fees associated with commercial agreements with certain of our partners. Partially offsetting this decrease was a one-time benefit in non-cash compensation expense in 2011 related to certain executive departures in the Merchandising segment, with no comparable benefit in 2012.

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
Broadcasting segment revenues decreased 45% in 2012 from 2011. Advertising revenue decreased $5.3 million due to lower revenue from television integrations in 2012 from 2011 and due to the conclusion in September 2012 of our agreement with the Hallmark Channel to televise The Martha Stewart Show, which had contributed advertising revenue for twelve months in 2011, as compared to nine months in 2012. Additionally, advertising revenue from our radio business decreased $0.9 million as a result of our revised agreement with Sirius XM, effective January 1, 2012. The decreases in advertising revenue were partially offset by sponsorship revenue related to Martha Stewart’s Cooking School, a weekly series that debuted on PBS in October 2012. In addition, in accordance with our accounting policy, we released amounts previously reserved for audience underdelivery related to seasons 5 and prior of the The Martha Stewart Show under our syndication agreement with NBC.
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
Corporate operating costs and expenses decreased 3% in 2012 from 2011. General and administrative expenses increased $0.4 million primarily due to higher professional fees, principally legal costs. The increase in general administrative expenses was partially offset by reduced compensation expense related to executive management. Restructuring charges in 2012 primarily included the costs associated with the departure of our former President and Chief Executive Officer. Also included in the restructuring charges in 2012 were other employee severance costs. Restructuring charges in 2011 included employee severance and other employee-related termination costs, as well as certain consulting and recruiting costs. Additionally, the 2011 restructuring charge of $3.7 million included an approximate $0.4 million reversal of non-cash equity compensation expense related to certain employee departures.
OTHER ITEMS
INTEREST INCOME / (EXPENSE), NET. Interest income was $1.2 million in 2012 compared to net interest expense in 2011 of $(0.2) million. In 2011, we completely repaid our then outstanding $9.0 million term loan balance.
OTHER INCOME, NET. Other income in 2012 included a gain on the sale of cost-based investments of $1.2 million. In 2011, other income included a gain on the sale of a cost-based investment of $7.6 million, partially offset by a $2.7 million other-than-temporary loss on cost-based investments. The loss on cost-based investments was related to writing down the carrying value of cost-based equity investments after concluding that these investments were substantially impaired.
NET LOSS. Net loss was $(56.1) million for 2012, compared to a net loss of $(15.5) million for 2011, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
During 2013, our overall cash, cash equivalents, short-term investments and restricted cash and investments decreased $2.9 million from $49.1 million at December 31, 2012 to $46.2 million at December 31, 2013. Our operating loss of $(2.0) million in 2013 equaled our cash used in operating activities, with additional cash used for capital expenditures.
In May 2013, we reduced our line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. Pursuant to the terms of the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A. ("Amended Credit Agreement") and the related Pledge Agreement, the line of credit must be secured by cash or investment collateral, which we have presented as "Restricted cash and investments," a component of current assets on our consolidated balance sheets. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 7, Credit Facilities, for further discussion of the our line of credit with Bank of America. As of December 31, 2013, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash (used in) and provided by operating activities was $(2.0) million, $0.2 million and (2.2) million in 2013, 2012 and 2011, respectively. In 2013, operating activities included the recognition of certain deferred subscription liabilities, which reflected cash collected in prior periods. The recognition of these liabilities was largely due to the impact of the 2012 Publishing Restructuring, which allowed us to redirect prior Everyday Food subscribers to Martha Stewart Living. In addition, the gain on the sale of the Whole Living subscriber list in January 2013 included the release of $2.2 million of related deferred subscription liability. Cash from operating activities also decreased due to our operating loss, as discussed earlier. Partially offsetting these decreases to cash from operating activities was the collection of cash from J.C. Penney, which represented an advance of 2014 minimum royalties and thereby increased our deferred revenue as of December 31, 2013.
In 2012, cash from operating activities increased slightly, despite our operating loss, due to the collection of receivables from advertising and television license fees recorded in 2011, as well as a decrease in the amount of paper inventory. Additionally, our operating loss in 2012 included a goodwill impairment charge of $44.3 million in our Publishing segment that had no impact on our cash from operating activities. Cash provided by operating activities was partially offset by cash used to pay fees associated with the syndicated distribution of seasons 4 and 5 of The Martha Stewart Show. The other reductions in our accounts payable and accrued liabilities reflect the significant changes from the 2012 Publishing Restructuring and Broadcasting Restructuring.
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
Cash provided by and (used in) investing activities was $4.4 million, $(18.9) million and $6.9 million in 2013, 2012 and 2011, respectively. In 2013, cash provided by investing activities predominantly consisted of the net proceeds from the sales of short-term investments, as well as the cash portion associated with the sale of the Whole Living subscriber list during January

2013. Partially offsetting the cash provided by investing activities were amounts used for incremental capital improvements to our information technology infrastructure and to our corporate office space.
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
Financing Activities
Cash flows (used in) and provided by financing activities were $(0.5) million, $0.2 million and $10.6 million in 2013, 2012 and 2011, respectively. In 2013, cash used in financing activities was primarily the result of securing our line of credit pursuant to the terms of our Amended Credit Agreement. In 2012, cash provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
In 2011, cash provided by financing activities was primarily the result of proceeds received from issuing 11.0 million shares of our Class A Common Stock and one share of Series A Preferred Stock to J.C. Penney in exchange for $38.5 million. See Note 8, Shareholders' Equity, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion. These proceeds were partially offset by the payment of a special one-time dividend of $16.7 million and the complete repayment of our outstanding $9.0 million term loan balance with Bank of America.
Debt
In May 2013, pursuant to the Amended Credit Agreement, we reduced our line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. In connection with the Amended Credit Agreement, we entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral. This restricted amount is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets.The Amended Credit Agreement expires June 12, 2014, at which time any outstanding amounts borrowed under the agreement are then due and payable. As of December 31, 2013 and 2012, we had no outstanding borrowings against our line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.6 million on both dates.
Cash Requirements
Our commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under our operating leases are summarized in the table below. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 12, Commitments and Contingencies, for further discussion.

(in thousands)	Total
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Operating Lease Obligations (1)	$32,709	$8,244	$16,289	$8,176	$—	$—
Unrecognized Tax Benefits (2)	63	—	—	—	—	63
Total	$32,772	$8,244	$16,289	$8,176	$—	$63

(1)
Operating lease obligations are shown net of sublease income in this table. During February 2014, in an effort to reduce overhead expenses and more efficiently utilize our office space, we vacated 47,592 square feet at our principal office facility. Reductions in future operating lease obligations of $6.3 million associated with the vacating of this space are not included in the table above as the related lease termination was not effective until mid-February 2014. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 12, Commitments and Contingencies, for further discussion of operating leases.

(2)
This amount represents expected payments with interest for uncertain tax positions as of December 31, 2013. We are not able to reasonably estimate the timing of future cash flows related to this liability, and therefore have presented this amount as “Other” in the table above. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 10, Income Taxes, for further discussion of income taxes.

In addition to our contractual obligations, we expect to use less than $2.0 million in cash in 2014 for capital expenditures primarily for continued upgrades to our corporate information technology and leasehold improvements to our office space.
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

Magazine Publication Schedule Year ended December 31,	2013 *	2012 *
Martha Stewart Living *	10 Issues	12 Issues
Martha Stewart Weddings	4 Issues	4 Issues
Special Interest Publications	4 Issues	4 Issues
* As part of the 2012 Publishing Restructuring, we transitioned the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We also reduced the frequency of Martha Stewart Living from twelve to ten issues per year, starting with the July/August 2013 issue.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.
RELATED PARTY TRANSACTIONS
In December 2011, J.C. Penney purchased 11,000,000 newly-issued shares of our Class A Common Stock, par value $0.01 per share, and one share of our Series A Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") in exchange for cash of $38.5 million. In accordance with J.C. Penney’s ownership of our Series A Preferred Stock, J.C. Penney was entitled to designate two directors for election to our Board of Directors (the “Board”). Also in December 2011, we entered into a Commercial Agreement with J.C. Penney. The Commercial Agreement provided for an initial term that was to expire on January 28, 2023, unless earlier terminated in accordance with its terms. Pursuant to the Commercial Agreement, J.C. Penney will sell certain home products (the “Products”) through www.jcp.com and in J.C. Penney stores throughout the United States. J.C. Penney is required to pay a commission on all Product sales. The commission rate payable to us is within the range of commissions earned from similar programs in which we participate with non-related party partners. J.C. Penney is obligated to make minimum guaranteed payments against commissions generated on sales of the Products. The minimum guaranteed payment for any year is subject to increase if the actual commissions from the prior year exceed the minimum guaranteed payment for such year by a specified percentage. The Commercial Agreement also required J.C. Penney to pay an annual design fee to us and to commit to an annual marketing spend to promote the Products, some of which must be spent to advertise in our properties.
On October 21, 2013, the Company and J.C. Penney entered into the Third Amendment (the “Amendment”) to the Commercial Agreement. The Amendment reduced the categories of Products that were to be manufactured and sold by J.C. Penney, reduced the minimum guaranteed royalties and reduced the term of the Commercial Agreement to June 30, 2017. In addition, the Amendment provided for the return of the 11,000,000 shares of our Class A Common Stock held by J.C. Penney (the “Returned Shares”) and the one (1) share of our Series A Preferred Stock. Upon surrender by J.C. Penney of the Returned Shares and the Series A Preferred Stock, the Company retired these shares and J.C. Penney removed its Series A designees from our Board. Upon cancellation of the Series A Preferred Stock, J.C. Penney is no longer entitled to designate for election any members of our Board.

During the period January 1, 2013 through October 20, 2013, which was the last date J.C. Penney was a related party, we recorded revenues earned from J.C. Penney of $11.6 million. For the year ended December 31, 2012, we recorded $8.1 million in J.C. Penney revenues. These revenues from J.C. Penney represent the total amount earned from royalties, design fees, advertising, television sponsorships and creative services.
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
Revenue Recognition
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances.
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
The determination of units of accounting includes several criteria under both ASC 605 and ASU 09-13. Consistent with ASC 605, ASU 09-13 requires that we examine separate contracts with the same entity or related parties that are entered into on or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. While both ASC 605 and ASU 09-13 require that units delivered have standalone value to the customer, ASU 09-13 modified the separation criteria in determining units of accounting by eliminating the requirement to obtain objective and reliable evidence of the fair value of undelivered items. As a result of the elimination of this requirement, our significant program deliverables generally meet the separation criteria under ASU 09-13, whereas under ASC 605 they did not qualify as separate units of accounting.
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
For those arrangements accounted for under ASU 09-13, we are required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by us or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence, and (3) best estimate of selling price. We are able to establish VSOE of selling price for certain of our radio deliverables; however, in most instances we have allocated consideration based upon our best estimate of selling price. We established VSOE of selling price for certain radio deliverables by demonstrating that a substantial majority of the recent standalone sales of those deliverables are priced within a relatively narrow range. However, our other deliverables generally are priced with a wide range of discounts/premiums as the result of a variety of factors including the size of the advertiser and the volume and placement of advertising sold to the advertiser. Our best estimate of selling price is intended to represent the price at which it would sell the deliverable if we were to sell the item regularly on a standalone basis. Our estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled (i.e., when magazines are on sale or when the digital impressions are served).
Print advertising revenues are generally recorded upon the on-sale dates of the magazines and are stated net of agency commissions and cash and sales discounts. Subscription revenues are recognized on a straight-line basis over the life of the subscription as issues are delivered. Newsstand revenues are initially recognized based on estimates with respect to future returns, net of brokerage, and net of estimates of newsstand-related fees. We base our estimates on our historical experience and current market conditions. Books revenues are recorded as manuscripts are delivered to and/or accepted by our publisher. If sales on a unit basis were to exceed the initial royalty advanced for an individual title or in certain cases, advances on cross-collateralized titles, then further revenues would be recorded. Digital advertising revenues are generally based on the sale of impression-based and sponsorship advertisements, which are recorded in the period in which the advertisements are served.
Brand licensing-based revenues are accrued monthly based on the specific mechanisms of each contract. Payments are generally made by the Company's partners on a quarterly basis. Revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned proportionately over the fiscal year.
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
Television Production Costs
Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. We base our estimates primarily on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions. In accordance with the accounting treatment associated with episodic television programming, we do not capitalize television production costs in excess of total contracted revenue.
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

Based on our quantitative assessment performed during the fourth quarter of 2013, the fair value of the goodwill within the Merchandising reporting unit exceeded its carrying value by more than 10%.
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
Based on our quantitative assessment performed during the fourth quarter of 2013, the fair value of our trademarks within the Merchandising reporting unit exceeded its carrying value by more than 20%.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2013, net unrealized gains and losses on these investments were not material. In 2013, we recorded approximately $0.8 million in interest income. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is set forth on pages F-1 through F-30 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of December 31, 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Evaluation of Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Martha Stewart Living Omnimedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Martha Stewart Living Omnimedia, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2014

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our Proxy Statement for our 2014 annual meeting of stockholders (our “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” “MEETINGS AND COMMITTEES OF THE BOARD—Code of Ethics” and “—Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD—Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2013,” “EXECUTIVE COMPENSATION AGREEMENTS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013,” “OPTION EXERCISES AND STOCK VESTED DURING 2013,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding beneficial ownership of our equity securities is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation plans approved by security holders:	6,243,758	(1)	$5.23	6,517,550	(2)
Equity Compensation plans not approved by security holders:	—		$—	N/A
Total	6,243,758		N/A	6,517,550

(1)
Includes 742,083 shares subject to awards the vesting of which are tied to service periods; and 970,000 shares subject to awards the vesting of which are tied to the satisfaction of pricing levels in respect of our Class A Common Stock. The weighted average exercise price reported in column (b) does not take these awards into account.

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
Fourth Amended and Restated By-Laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013).

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

4.3	—
Certificate of Elimination of the Series A Preferred Stock of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013).

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

10.4†	—	Director Compensation Program (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2011 (the “2011 10-K”)).

10.5	—
Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.6.1 and 10.6.2.

Exhibit Number		Exhibit Title
10.5.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our 1999 10-K).

10.5.2	—
Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).

10.5.3*	—	Tenth Lease Modification Agreement, dated as of February 6, 2014, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc.

10.6*	—	Second Amendment, dated February 6, 2014, to the written agreement of lease dated as of February 2004, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc.

10.7†	—
Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”)).

10.7.1†	—
Letter Agreement, dated as of March 30, 2012, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2012 (“March 2012 10-Q”)).

10.7.2†	—
Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and MS Real Estate Management Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2012 (“September 2012 10-Q”)).

10.7.3†	—
Letter Agreement, dated as of July 2, 2013, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and Lifestyle Research Center LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 3, 2013.

10.8	—
Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008), as amended by Exhibits 10.10.1 and 10.10.2.

10.8.1	—
First Amendment, dated as of December, 2008, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008 (incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2009 (the “2009 10-K”)).

10.8.2	—
Second Amendment, dated as of February 8, 2010, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008, as amended (incorporated by reference to Exhibit 10.11.2 to the 2009 10-K).

10.8.3	—	Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.1 to our September 2012 10-Q).

10.8.4	—
Letter Agreement, dated as of July 2, 2013, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and Lifestyle Research Center LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 3, 2013.

10.9†	—
Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).

10.10	—
Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.11	—
Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our March 2012 10-Q).

Exhibit Number		Exhibit Title
10.11.1	—	Amendment, dated January 11, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.11.2	—
Amendment, dated May 9, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, as amended, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2013).

10.11.3	—
Pledge Agreement, dated May 9, 2013, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2013).

10.12	—
Security Agreement, dated as of July 31, 2008, among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our September 2008 10-Q), as amended by Exhibits 10.18.1, 10.18.2, and 10.17.1.

10.12.1	—
Waiver and Omnibus Amendment No. 1, dated as of June 18, 2009, to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2009).

10.12.2	—
Amendment No. 2, dated as of August 7, 2009, to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, (incorporated by reference to Exhibit 10.2 to our September 2009 10-Q).

10.13	—
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

10.13.1	—
Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions-EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.14	—
Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril's Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

10.15†	—
Martha Stewart Living Omnimedia, Inc. Director Deferral Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2008 (the “2008 10-K”)).

10.16†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).

10.17†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).

10.18†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to our March 2011 10-Q).

10.19†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to our March 2011 10-Q).

10.20†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).

10.21†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).

Exhibit Number		Exhibit Title
10.22†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).

10.23†	—
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 12, 2009).

10.24†	—
Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company's proxy statement filed in respect of its 2005 annual meeting of stockholders, dated as of April 7, 2005).

10.25†	—	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 to our June 2011 10-Q).

10.26†	—	Employment Agreement, dated as of May 24, 2011, between Martha Stewart Living Omnimedia, Inc. and Lisa Gersh (incorporated by reference to Exhibit 10.3 to our June 2011 10-Q).

10.26.1†	—
Letter Agreement dated December 19, 2012 between the Company and Lisa Gersh (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (file number 001-15395) filed on December 19, 2012).

10.27†	—	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.4 to our September 2011 10-Q).

10.28†	—	Employment Agreement, dated as of August 22, 2011, between Martha Stewart Living Omnimedia, Inc. and Daniel Taitz (incorporated by reference to Exhibit 10.36 of our 2011 10-K).

10.28.1†	—
Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Daniel Taitz, dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on December 17, 2013.

10.29†	—
Employment Agreement, dated as of October 25, 2013, between Martha Stewart Living Omnimedia, Inc. and Daniel W. Dienst (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2013).

10.30	—
Securities Purchase Agreement, dated as of December 6, 2011, by and between Martha Stewart Living Omnimedia, Inc. and J.C. Penney Corporation, Inc. (incorporated by reference to Exhibit 1 to the Schedule 13D (file number 001-15395) filed by J.C. Penney Company, Inc. on December 16, 2011).

10.31†*	—	Separation Agreement and General Release, dated as of February 19, 2014, between Martha Stewart Living Omnimedia, Inc. and Joseph Lagani.

10.32+	—
JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39 to our 2011 10-K), as amended by Exhibits 10.39.1 and 10.39.2.

10.32.1	—
First Amendment, dated as of January 4, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39.1 of our 2011 10-K).

10.32.2	—
Second Amendment, dated as of July 11, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J. C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to our September 2012 10-Q).

10.32.3+	—
Third Amendment, dated as of October 21, 2013, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013.

10.32.4	—
Mutual Release of Claims, dated as of October 21, 2013, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013.

Exhibit Number		Exhibit Title
21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
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
Dated: February 25, 2014

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ DANIEL W. DIENST
Daniel W. Dienst
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ DANIEL W. DIENST	Chief Executive Officer (Principal Executive Officer)
Daniel W. Dienst

/s/ KENNETH P. WEST	Chief Financial Officer (Principal Financial Officer)
Kenneth P. West

/s/ ALLISON JACQUES	Controller (Principal Accounting Officer)
Allison Jacques

/s/ ARLEN KANTARIAN	Director
Arlen Kantarian

/s/ WILLIAM A. ROSKIN	Director
William A. Roskin

/s/ MARGARET M. SMYTH	Director
Margaret M. Smyth

/s/ MARTHA STEWART	Director
Martha Stewart

/s/ PIERRE DEVILLEMEJANE	Director
Pierre deVillemajane
Each of the above signatures is affixed as of February 25, 2014

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index on page F-1 of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2014

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands except share and per share data)

	2013	2012	2011
REVENUES
Publishing	$96,493	$122,540	$140,857
Merchandising	59,992	57,574	48,614
Broadcasting	4,190	17,513	31,962
Total revenues	160,675	197,627	221,433
Production, distribution and editorial	(73,121)	(103,347)	(127,084)
Selling and promotion	(45,033)	(52,453)	(57,208)
General and administrative	(39,945)	(45,148)	(46,641)
Depreciation and amortization	(3,758)	(4,007)	(3,978)
Restructuring charges	(3,439)	(4,811)	(5,116)
Goodwill impairment	—	(44,257)	—
Gain on sale of subscriber list, net	2,724	—	—
OPERATING LOSS	(1,897)	(56,396)	(18,594)
Interest income / (expense), net	792	1,202	(197)
Other (expense) / income, net	(583)	711	4,852
LOSS BEFORE INCOME TAXES	(1,688)	(54,483)	(13,939)
Income tax provision	(84)	(1,602)	(1,580)
NET LOSS	$(1,772)	$(56,085)	$(15,519)
LOSS PER SHARE—BASIC AND DILUTED
Net loss	$(0.03)	$(0.83)	$(0.28)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	64,912,368	67,231,463	55,880,896

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Net loss	$(1,772)	$(56,085)	$(15,519)
Other comprehensive loss:
Unrealized loss on securities, net	(41)	(272)	(48)
Other comprehensive loss	(41)	(272)	(48)
Total comprehensive loss	$(1,813)	$(56,357)	$(15,567)

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(in thousands except share and per share data)

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,884	$19,925
Short-term investments	19,268	29,182
Restricted cash and investments	5,072	—
Accounts receivable, net	39,694	38,073
Paper inventory	2,901	4,580
Deferred television production costs	228	434
Other current assets	3,648	3,335
Total current assets	92,695	95,529
PROPERTY AND EQUIPMENT, net	7,961	10,738
GOODWILL, net	850	850
OTHER INTANGIBLE ASSETS, net	45,200	45,203
OTHER NONCURRENT ASSETS	1,661	1,940
Total assets	$148,367	$154,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,464	$13,132
Accrued payroll and related costs	8,665	9,316
Current portion of deferred subscription revenue	7,632	13,168
Current portion of other deferred revenue	17,227	5,605
Total current liabilities	45,988	41,221
DEFERRED SUBSCRIPTION REVENUE	3,587	4,478
OTHER DEFERRED REVENUE	17,307	1,113
DEFERRED INCOME TAX LIABILITY	7,094	7,117
OTHER NONCURRENT LIABILITIES	3,916	4,815
Total liabilities	77,892	58,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Series A Preferred Stock, zero issued and outstanding in 2013, 1 share issued and outstanding in 2012	—	—
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 30,704,491 and 41,220,689 shares issued in 2013 and 2012, respectively; 30,645,091 and 41,161,289 shares outstanding in 2013 and 2012, respectively	307	412
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,984,625 shares issued and outstanding in 2013 and 2012	260	260
Capital in excess of par value	342,213	340,586
Accumulated deficit	(271,051)	(244,529)
Accumulated other comprehensive loss	(479)	(438)
	71,250	96,291
Less: Class A treasury stock—59,400 shares at cost	(775)	(775)
Total shareholders’ equity	70,475	95,516
Total liabilities and shareholders’ equity	$148,367	$154,260
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2010	28,813	$288	26,318	$263	$295,576	$(156,201)	$(118)	(59)	$(775)	$139,033

Net loss	—	—	—	—	—	(15,519)	—	—	—	(15,519)
Other comprehensive loss	—	—	—	—	—	—	(48)	—	—	(48)
Conversion of shares	333	3	(333)	(3)	—	—	—	—	—	—
Issuance of shares in conjunction with stock option exercises	840	8	—	—	1,704	—	—	—	—	1,712
Issuance of shares of stock, restricted stock units and restricted stock, net of tax withholdings and restricted stock cancellations	(32)	—	—	—	(78)	—	—	—	—	(78)
Issuance of shares of stock in connection with equity sale, net of expenses	11,000	110	—	—	34,483	—	—	—	—	34,593
Common stock dividends	—	—	—	—	—	(16,722)	—	—	—	(16,722)
Non-cash equity compensation, net of cancellations	—	—	—	—	4,976	—	—	—	—	4,976
Balance at December 31, 2011	40,954	409	25,985	260	336,661	(188,442)	(166)	(59)	(775)	147,947

Net loss	—	—	—	—	—	(56,085)	—	—	—	(56,085)
Other comprehensive loss	—	—	—	—	—	—	(272)	—	—	(272)
Issuance of shares in conjunction with stock option exercises	78	1	—	—	152	—	—	—	—	153
Issuance of shares of stock and restricted stock units, net of tax withholdings	189	2	—	—	(159)	—	—	—	—	(157)
Common stock dividends	—	—	—	—	—	(2)	—	—	—	(2)
Non-cash equity compensation, net of cancellations	—	—	—	—	3,932	—	—	—	—	3,932
Balance at December 31, 2012	41,221	412	25,985	260	340,586	(244,529)	(438)	(59)	(775)	95,516

Net loss	—	—	—	—	—	(1,772)	—	—	—	(1,772)
Other comprehensive loss	—	—	—	—	—	—	(41)	—	—	(41)
Issuance of shares in conjunction with stock option exercises	60	1	—	—	115	—	—	—	—	116
Issuance of shares of stock and restricted stock units, net of tax withholdings	424	4	—	—	(467)	—	—	—	—	(463)
Return and retirement of shares of stock - settlement with minority investor	(11,000)	(110)	—	—		(24,750)	—	—	—	(24,860)
Non-cash equity compensation, net of cancellations	—	—	—	—	1,979	—	—	—	—	1,979
Balance at December 31, 2013	30,705	$307	25,985	$260	$342,213	$(271,051)	$(479)	(59)	$(775)	$70,475
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,772)	$(56,085)	$(15,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash revenue	(1,840)	(541)	(1,062)
Depreciation and amortization	3,758	4,007	3,978
Amortization of deferred television production costs	737	7,457	23,964
Impairment charge	—	44,257	—
Other-than-temporary loss on cost-based investments	—	88	2,724
Non-cash equity compensation	1,979	3,939	5,020
Deferred income tax expense	(23)	1,243	1,347
(Income) / loss on equity securities	—	—	(15)
Gain on sale of subscriber list, net	(2,724)	—	—
Gain on sales of cost-based investments	—	(1,165)	(7,647)
Other non-cash charges, net	(544)	224	1,907
Changes in operating assets and liabilities
Accounts receivable, net	(1,621)	10,164	11,013
Paper Inventory	1,543	2,645	(1,916)
Deferred television production costs	(531)	(7,891)	(21,395)
Accounts payable and accrued liabilities and other	(479)	(10,447)	(6,041)
Accrued payroll and related costs	(651)	2,308	467
Deferred subscription revenue	(4,240)	(2,347)	(3,270)
Deferred revenue	4,796	(221)	2,241
Other changes	(346)	2,604	1,984
Total changes in operating assets and liabilities	(1,529)	(3,185)	(16,917)
Net cash (used in) / provided by operating activities	(1,958)	239	(2,220)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,090)	(1,314)	(2,879)
Purchases of short-term investments	(16,888)	(38,113)	(8,414)
Sales of short-term investments	21,683	19,344	7,179
Proceeds from the sale of cost-based investment	—	1,165	11,000
Proceeds from the sale of subscriber list, net	673	—	—
Net cash provided by (used in) investing activities	4,378	(18,918)	6,886
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	—	(9,000)
Dividend paid	—	(2)	(16,722)
Proceeds from equity sale, net of expenses	—	—	34,593
Proceeds from exercise of stock options	116	153	1,712
Change in restricted cash	(577)	—	—
Net cash (used in) / provided by financing activities	(461)	151	10,583
Net increase / (decrease) in cash	1,959	(18,528)	15,249
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,925	38,453	23,204
CASH AND CASH EQUIVALENTS, END OF YEAR	$21,884	$19,925	$38,453

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Return of shares of stock in connection with settlement with minority investor	$24,860
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The Company’s business segments are Publishing, Merchandising and Broadcasting. The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, marthastewart.com. The Merchandising segment consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income. The Broadcasting segment consists of the Company's limited television operations and its satellite radio operations. The Company significantly restructured its Publishing and Broadcasting segments; see Note 15, Industry Segments, for further discussion.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent accounting standards
In November 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740) ("ASU 2013-11"). The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 on January 1, 2014 and does not expect ASU 2013-11 to have an impact on its consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02") which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" and 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" for all public organizations. The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period. The adoption of ASU 2013-02 concerns disclosure only. The Company adopted ASU 2013-02 effective January 1, 2013 and has presented the required disclosures in the Notes to Consolidated Financial Statements. See Note 4, Accumulated Other Comprehensive Loss, for further discussion.
Principles of consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting. All intercompany transactions have been eliminated.
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
Television production costs
Television production costs are capitalized and amortized based upon estimates of future revenues to be received and future costs to be incurred for the applicable television product. The Company bases its estimates primarily on existing contracts for programs, historical advertising rates and ratings, as well as market conditions. Estimated future revenues and costs are adjusted regularly based upon actual results and changes in market and other conditions. In accordance with the accounting treatment associated with episodic television programming, the Company does not capitalize television production costs in excess of total contracted revenue.
Property and equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lease term or, if shorter, the estimated useful lives of the related assets.
The useful lives of the Company’s assets are as follows:

Building	5 years
Furniture, fixtures and equipment	3 – 5 years
Computer hardware and software	3 – 5 years
Leasehold improvements	life of lease
Goodwill and intangible assets
Goodwill
The components of goodwill as of December 31, 2013 and 2012 are set forth in the schedule below:

	Publishing	Merchandising	Total
Balance at December 31, 2011	$44,257	$850	$45,107
Impairment charge	(44,257)		(44,257)
Balance at December 31, 2012	$—	$850	$850

Balance at December 31, 2013	$—	$850	$850
The Company reviews goodwill for impairment by applying a fair-value based test annually on October 1st, or more frequently if events or changes in circumstances warrant, in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other" ("ASC 350"). Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill using a discounted cash flow (“DCF”) valuation method. Future cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.
During 2013 and 2012, the Company performed its annual fair-value based test for impairment on Merchandising segment goodwill in accordance with the methodology described above. There were no impairment charges recorded for the goodwill associated with the Merchandising segment as a result of these impairment tests.
During 2012, and in connection with the continued softness in the print publishing industry overall as well as steadily declining 2012 actual results as compared to the 2012 operating budget, the Company closely monitored the fair value of the Publishing segment. In September 2012, the Company gained visibility into the three months ending December 31, 2012, which indicated a further shortfall in Publishing segment advertising revenues as compared to the operating budget. Accordingly, the Company performed an interim review of goodwill for impairment as of September 30, 2012, which determined that the implied fair value of the Publishing reporting unit's goodwill was zero. Therefore, the Company recorded a non-cash goodwill impairment charge of $44.3 million for the three-month period ended September 30, 2012.
Intangible and long lived tangible assets
The components of intangible assets as of December 31, 2013, 2012 and 2011 are set forth in the schedule below, and are reported within the Merchandising and Broadcasting segments:

	Trademarks	Other intangibles	Accumulated amortization — other intangibles	Total
Balance at December 31, 2011	$45,200	$6,160	$(6,145)	$45,215
Amortization expense	—	—	(12)	(12)
Balance at December 31, 2012	$45,200	$6,160	$(6,157)	$45,203
Amortization expense	—	—	(3)	(3)
Balance at December 31, 2013	$45,200	$6,160	$(6,160)	$45,200
The Company reviews its trademarks, which are classified as intangible assets with indefinite useful lives within the Merchandising segment, for impairment by applying a fair-value based test annually or more frequently if events or changes in circumstances warrant, in accordance with ASC 350. The Company performs the impairment test by comparing the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. The Company estimates fair values using the DCF methodology based on the future expected cash flows, revenues, earnings and other factors, which consider historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty, and may be affected by a number of factors outside its control, including general economic conditions, the competitive market and regulatory changes. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, it may record impairment charges in the future. For 2013, 2012, and 2011, no impairment charges for intangible assets with indefinite useful lives were recorded.
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

For the years ended December 31, 2013 and 2012, no impairment charges for long-lived tangible and intangible assets with definite useful lives were recorded.
Investments in other non-current assets
During 2012, the Company sold its cost-based investments for $1.2 million in cash. The carrying amounts of these investments had been written down to zero as of December 31, 2011, when the Company concluded that these investments were substantially impaired due to their continued operating losses, cash levels and inability to raise additional capital. Accordingly, during 2012, the Company recorded a gain of $1.2 million in connection with these sale transactions. These gains represent cash received in excess of carrying value and are included in Other Income on the Company’s 2012 consolidated statement of operations.
Revenue recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis, and any specific, known troubled accounts.
Magazine advertising revenues are recorded based on the on-sale dates of magazines when the advertisement appears in the magazine and are stated net of agency commissions and cash and sales discounts.
Deferred subscription revenue results from advance payments for subscriptions received from subscribers and is recognized on a straight-line basis over the life of the subscription as issues are delivered.
Newsstand revenues are recognized based on the on-sale dates of magazines and are initially recorded based upon estimates of sales, net of returns, brokerage and estimates of newsstand-related fees. Estimated returns are recorded based upon historical experience.
Deferred book revenue results from advance payments received from the Company’s publishers and is recognized as manuscripts are delivered to and accepted by the publishers. Revenue is also earned from book publishing as sales on a unit basis exceed the advanced royalty.
Digital advertising revenues on the Company’s websites and on partner sites are generally based upon the sale of impression-based and sponsorship advertisements. Revenue generated from partner sites may be recorded gross or net of the partners' commissions, in accordance with the terms of the specific contracts. Digital advertising revenues are recorded in the period in which the advertisements are served.
Royalties from product designs and other Merchandising segment revenues are recognized on a monthly basis based on the specific mechanisms within each contract. Payments are typically made by the Company’s partners on a quarterly basis. Generally, revenues are recognized based on actual net sales, while any minimum guarantees are earned proportionately over the fiscal year.
Revenues related to television talent services for programming produced by third parties are generally recognized when services are performed, regardless of when the episodes air, within the Merchandising segment.
Television sponsorship revenues are generally recorded over the initial airing of new episodes. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement.
Historically, the Company's Broadcasting segment included significant television production operations. In connection with those historical operations, the Company recognized television spot advertising, integration and licensing revenues. Television spot advertising beginning with season 6 of The Martha Stewart Show in September 2010 was sold by the Hallmark Channel, with net receipts payable to the Company quarterly. Since advertisers contracted with the Hallmark Channel directly, balance sheet reserves for television audience underdelivery were not required; however, revenues continued to be recognized when commercials were aired and were recorded net of agency commission and the impact of television audience underdelivery as determined by Hallmark Channel. Television integration revenues were recognized when the segment featuring the related product/brand immersion was initially aired. Television licensing revenues for content produced by the Company were recorded as earned in accordance with the specific terms of each agreement and were generally recognized upon delivery of the episodes to the licensee, provided that the license period began.
The Company participates in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in the Company’s publications, custom-created video content and integration on the Company's websites as well as advertising impressions delivered on the Company’s and partner websites.
ASC Topic 605, Revenue Recognition ("ASC 605") and ASU 09-13 require that the Company examine separate contracts with the same entity or related parties that are entered into simultaneously or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. While both ASC 605 and ASU 09-13 require that units delivered have standalone value to the customer, ASU 09-13 modifies the separation criteria in determining units of accounting by eliminating the requirement to obtain objective and reliable evidence of the fair value of undelivered items. As a result of the elimination of this requirement, the Company’s significant program deliverables generally meet the separation criteria under ASU 09-13, whereas under ASC 605 they did not qualify as separate units of accounting.
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
For those arrangements accounted for under ASU 09-13, the Company is required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by either the Company itself or other vendors. Determination of selling price is a judgmental process that requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence and (3) best estimate of selling price. The Company, in most instances, has allocated consideration based upon its best estimate of selling price. The Company’s deliverables are generally priced with a wide range of discounts/premiums as the result of a variety of factors including the size of the advertiser and the volume and placement of advertising sold to the advertiser. The Company’s best estimate of selling price is intended to represent the price at which it would sell the deliverable if the Company were to sell the item regularly on a standalone basis. The Company’s estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The arrangement fee is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled (i.e., when magazine advertisements are run or when the digital impressions are served).
Advertising costs
Advertising costs, consisting primarily of direct-response advertising, are expensed in the period in which the related advertising campaign occurs.
Earnings per share
Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and the vesting of restricted stock and restricted stock units and, in 2012 and 2011, the vesting of shares covered under a warrant. For the years ended December 31, 2013, 2012 and 2011, the shares of the Company’s $0.01 par value Class A common stock (“Class A Common Stock”) subject to options, the warrant, restricted stock and restricted stock units that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 5,445,252, 5,883,719, and 7,345,060, respectively.
Equity compensation
The Company has issued stock-based compensation to certain of its employees. In accordance with the fair-value recognition provisions of ASC Topic 718, Share-Based Payments (“ASC Topic 718”) and SEC Staff Accounting Bulletin No. 107, compensation cost associated with employee grants recognized in the 2013, 2012 and 2011 was based on the grant date fair value. Employee stock option, restricted stock, and restricted stock unit ("RSU") awards with service period-based vesting triggers (“service period-based” awards) are amortized as non-cash equity compensation expense on a straight-line basis over the expected vesting period. The Company values service period-based option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including volatility of the Company’s Class A Common Stock and expected life of the option. Service period-based restricted stock and RSU awards are valued at the market value of traded shares on the date of grant. Recognition of compensation expense for awards intended to vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”)

targets over a performance period (“performance-based” awards) is based on the probable outcome of the performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Options and RSUs with Class A Common Stock price-based vesting triggers (“price-based” awards) are valued using the Monte Carlo Simulation method which takes into account assumptions such as volatility of the Company’s Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved. Compensation expense for price-based awards is recognized over the respective award's derived service period as calculated under the Monte Carlo Simulation method.
Other
Certain prior year financial information has been reclassified to conform to the 2013 financial statement presentation.
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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual funds	$2,485	$—		$—	$2,485
U.S. government and agency securities	—	2,233		—	2,233
Corporate obligations	—	14,159	*	—	14,159
Other fixed income securities	—	361		—	361
International securities	—	3,048		—	3,048
Municipal obligations		1,477			1,477
Total	$2,485	$21,278		$—	$23,763

* Included in this amount is a $4.5 million corporate obligation which has been used to collateralize the Company's line of credit with Bank of America, and is included in the line item "Restricted cash and investments," a component of current assets, on the 2013 consolidated balance sheet. See Note 7, Credit Facilities, for further details.

	December 31, 2012
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual funds	$2,507	$—	$—	$2,507
U.S. government and agency securities	—	3,510	—	3,510
Corporate obligations	—	12,796	—	12,796
Other fixed income securities	—	588	—	588
International securities	—	9,781	—	9,781
Total	$2,507	$26,675	$—	$29,182
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
4. Accumulated Other Comprehensive Loss
Comprehensive income / (loss), which is reported in the accompanying consolidated statements of shareholders' equity, consists of net income / (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income / (loss). For the Company, the components of other comprehensive income / (loss) consist of unrealized losses on securities, net. The total net loss realized from accumulated other comprehensive loss was $0.6 million, $0.4 million and $0.1 million for 2013, 2012 and 2011 respectively. These amounts have been presented as "Other (expense) / income, net," on the consolidated statements of operations.
5. ACCOUNTS RECEIVABLE, NET
The components of accounts receivable at December 31, 2013 and 2012 were as follows:

(in thousands)	2013	2012
Advertising	$19,190	$21,220
Licensing	19,218	15,978
Other	2,134	2,492
	40,542	39,690
Less: reserve for credits and uncollectible accounts	848	1,617
	$39,694	$38,073
6. PROPERTY AND EQUIPMENT, NET
The components of property and equipment at December 31, 2013 and 2012 were as follows:

(in thousands)	2013	2012
Buildings	$285	$280
Furniture, fixtures and equipment	5,541	5,420
Computer hardware and software	10,174	9,828
Leasehold improvements	26,310	26,151
Total Property and Equipment	42,310	41,679
Less: accumulated depreciation and amortization	34,349	30,941
	$7,961	$10,738

Depreciation and amortization expenses related to property and equipment were $3.8 million, $4.0 million and $3.9 million for 2013, 2012 and 2011, respectively. The Company's property and equipment are located domestically.
7. CREDIT FACILITIES
In May 2013, pursuant to the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A., (the "Amended Credit Agreement"), the Company reduced its line of credit with Bank of America from $10.0 million to $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is 0.25%. In connection with the Amended Credit Agreement, the Company entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral of at least $5.0 million. As of December 31, 2013, the Company had restricted investments of $4.5 million and restricted cash of $0.6 million, the aggregate of which is included in the line item "Restricted cash and investments," a component of current assets, on the 2013 consolidated balance sheet.
The Amended Credit Agreement expires June 12, 2014, at which time any outstanding amounts borrowed under the agreement are then due and payable. As of December 31, 2013 and December 31, 2012, the Company had no outstanding borrowings against its line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.6 million on both dates.
8. SHAREHOLDERS’ EQUITY
Return of Shares
On October 21, 2013, the Company and J.C. Penney Corporation, Inc. (“J.C. Penney”) entered into the Third Amendment (the “Amendment”) to the J.C. Penney/MSLO Agreement dated December 6, 2011 (the “Commercial Agreement”). The Amendment reduced the term of the Commercial Agreement, and provided for the return of the 11,000,000 shares of Class A Common Stock, par value $0.01 per share, of the Company held by J.C. Penney (the “Returned Shares”) and the one (1) share of the Company’s Series A Preferred Stock, par value $0.01 per share, held by J.C. Penney (the “Series A Preferred Stock”). Upon surrender by J.C. Penney of the Returned Shares and the Series A Preferred Stock, the Company retired these shares and J.C. Penney removed its Series A designees from the Board of Directors (the “Board”) of the Company. Upon cancellation of the Series A Preferred Stock, J.C. Penney is no longer entitled to designate for election any members of the Company’s Board.
The Company concluded that the Commercial Agreement and the Amendment should be considered one overall arrangement. Accordingly, the modification was accounted for at the fair value of the returned shares, at approximately $24.9 million based upon the closing price of the shares on October 21, 2013. In connection with this non-cash transaction, the Company recorded charges to accumulated deficit and Class A Common Stock of approximately $24.8 million and $0.1 million, respectively. Offsetting these charges was other deferred revenue of approximately $24.9 million. The other deferred revenue is being recognized on a straight-line basis as royalty revenue within the Merchandising segment over the amended term (June 30, 2017). During the fourth quarter of 2013, the Company recognized approximately $1.3 million in non-cash royalty revenue related to this transaction.
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

9. EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS
Retirement Plans
The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the Internal Revenue Code, whichever is less. The Company chooses, annually, to match 50% of the first 6% of compensation contributed. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions, net of forfeitures, totaled approximately $0.7 million, $0.8 million and $0.6 million in 2013, 2012 and 2011, respectively.
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
In April 2008, the Board adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders at the Company’s 2008 annual meeting in May 2008. The Stock Plan initially had 10,000,000 shares of Class A Common Stock available for issuance. In March 2012, the Board adopted an amendment to the Stock Plan, which was approved by the Company's stockholder's at the Company's annual meeting in May 2012. The amendment provided for an increase of 4,557,000 in the number of shares of Class A Common Stock available for award. The primary types of incentives that have been granted under the Stock Plan are stock options and RSUs. The number of shares available for grant under the Stock Plan as of December 31, 2013 was 6,517,550.
Compensation expense is recognized in: production, distribution and editorial; selling and promotion; general and administrative; and restructuring expense lines of the Company’s consolidated statements of operations. For 2013, 2012 and 2011, the Company recorded non-cash equity compensation expense of $2.0 million, $3.9 million, and $5.0 million, respectively.
Stock Options
Options which were issued under the 1999 Plan were granted with an exercise price equal to the closing price of Class A Common Stock on the most recent prior date for which a closing price was available, without regard to after-hours trading. Options granted under the Stock Plan are granted with an exercise price equal to the closing price of the Class A Common Stock on the date of grant. Stock options have a term not to exceed 10 years. The Compensation Committee determines the vesting period and terms for the Company’s stock options, which may include service period-based, performance-based, or price-based vesting triggers. Generally, service period-based employee stock options vest over a period typically ranging from two to four years. Service period-based non-employee director options generally vest over a one-year period from the date of grant. Performance-based and price-based options vest only when the specific vesting triggers of the award are achieved. Option awards do not provide for accelerated vesting upon retirement, death, or disability unless specifically included in the applicable award agreement. The amount of non-cash equity compensation expense the Company recognizes during a period is based on the portion of the option awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.
Non-cash equity compensation expense derived from options for 2013, 2012 and 2011 was $0.8 million, $1.7 million and $2.9 million, respectively. As of December 31, 2013, there was $1.0 million of total unrecognized compensation cost related to stock options to be recognized over a weighted average period of 2.87 years. Such amounts will be adjusted for changes in estimated forfeitures. The intrinsic value (defined as the difference between the market price on the date of exercise and the grant date price) of options exercised during 2013 was insignificant; in 2012 and 2011 this value was $0.1 million and $2.1 million, respectively.

Prior Plans:
Changes in outstanding options under the 1999 Plan and the Non-Employee Director Plan (collectively, the "Prior Plans") during 2013 were as follows:

	Number of shares subject to options	Weighted average exercise price	Weighted-average remaining contractual term
Outstanding as of December 31, 2012	1,900,000	$13.31
Cancelled—service period-based	(1,025,000)	21.01
Options exercisable and outstanding as of December 31, 2013	875,000	$7.06	4.17
No stock options were granted under the Prior Plans in 2013, 2012 or 2011. Vesting of shares subject to stock options under the Prior Plans was completed in 2011. The total fair value of shares subject to stock options vested under the Prior Plans during 2011 was $0.9 million.
Stock Plan:
The fair value of employee service period-based option awards under the Stock Plan was estimated on the grant dates using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rates	0.5% – 1.0%	0.4% – 0.6%	0.17% - 2.09%
Dividend yields	Zero	Zero	Zero
Expected volatility	58.45% – 60.34%	61.80% – 63.48%	60.38% – 61.25%
Average expected term	3.7 years	3.7 years	1.0 – 7.0 years
Average fair market value per option granted	$1.15	$1.79	$1.67
Changes in outstanding options under the Stock Plan during 2013 were as follows:

	Number of shares subject to options	Weighted average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2012	5,126,684	$5.08
Granted—service period-based	1,190,000	3.77
Exercised—service period-based	(60,000)	1.96
Cancelled—service period-based	(1,875,009)	6.43
Cancelled—priced-based	(725,000)	9.56
Outstanding as of December 31, 2013	3,656,675	$4.38	7.79	$3,624,040
Options exercisable at December 31, 2013	2,115,580	$4.03	6.14	$2,615,240

The total fair value of shares subject to stock options vested under the Stock Plan during 2013, 2012 and 2011 was $1.4 million, $0.9 million and $2.5 million, respectively. Changes in the nonvested outstanding options are as follows:

	Shares	Weighted-average grant-date fair value
Nonvested options outstanding at December 31, 2010	3,220,171	$2.23
Granted-service period-based	1,740,559	1.80
Granted-price-based	825,000	1.63
Vested-service period-based	(1,482,837)	2.23
Forfeited or expired-service period-based	(1,096,542)	2.18
Nonvested options outstanding at December 31, 2011	3,206,351	$1.89
Granted-service period-based	505,000	1.72
Vested-service period-based	(635,758)	1.75
Forfeited or expired-service period-based	(392,477)	2.36
Nonvested options outstanding at December 31, 2012	2,683,116	$1.79
Granted-service period-based	1,190,000	0.90
Vested-service period-based	(937,875)	1.73
Forfeited or expired-service period-based	(669,146)	1.82
Forfeited or expired-price-based	(725,000)	1.71
Nonvested options outstanding at December 31, 2013	1,541,095	$1.32
Stock option award to Chief Executive Officer in 2013
During the fourth quarter of 2013, the Company issued an option award under the Stock Plan to its newly appointed Chief Executive Officer, as provided for in his employment agreement. The award includes only service period-based vesting triggers and consists of an option to purchase an aggregate of 1,000,000 shares of Class A Common Stock comprised of four equal tranches with varying exercise prices. The stated exercise prices for each 250,000 option tranche is $2.75, $3.00, $4.00 and $5.00. One-third of each option tranche vests as to approximately 333,333 shares on each of December 31, 2014, 2015 and 2016. Non-cash equity compensation expense of approximately $0.1 million was recorded for the year ended December 31, 2013 related to this award. As of December 31, 2013, there was $0.7 million of total unrecognized compensation cost related to this service period-based stock option award to be recognized over a period of 3 years.
Restricted stock and RSUs
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. RSUs represent the contingent right to one share of Class A Common Stock. The Compensation Committee determines the vesting period and terms for the Company’s restricted stock and RSUs, which may include service period-based, performance-based, or price-based vesting triggers. Service period-based restricted stock and RSUs generally vest over a period typically ranging from two to four years. Performance-based and price-based RSUs vest only when the specific vesting triggers of the award are achieved. The amount of non-cash equity compensation expense the Company recognizes during a period is based on the portion of the restricted stock and RSU awards that are ultimately expected to vest. The Company estimates restricted stock and RSU forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Restricted stock and RSUs do not provide for accelerated vesting upon retirement, death, or disability unless specifically included in the applicable award agreement.
Restricted stock and RSU expense for 2013, 2012 and 2011 was $1.1 million, $2.3 million and $2.1 million, respectively.
Service period-based restricted stock
The fair value of service period-based nonvested restricted stock under the Prior Plans was determined based on the most recent prior date for which a closing price was available, without regard to after-hours trading. Vesting of these awards was completed as of December 31, 2011. The total fair value of shares vested during 2011 was $0.4 million.

The fair value of service period-based nonvested restricted stock under the Stock Plan was determined based on the closing price of the Company’s Class A Common Stock on the grant dates. The total fair value of shares vested in each of 2013 and 2012 was $0.1 million; in 2011 this amount was $0.9 million. A summary of the shares of service period-based restricted stock is as follows:

	Shares	Weighted Average Grant Date Value
Outstanding and nonvested at December 31, 2010	320,922	$8.24
Granted	33,037	4.08
Vested	(128,097)	7.45
Forfeitures	(217,510)	8.53
Outstanding and nonvested at December 31, 2011	8,352	$4.49
Granted	25,202	3.26
Vested	(33,554)	3.65
Outstanding and nonvested at December 31, 2012	—	$—
Granted	26,966	2.71
Vested	(26,966)	2.71
Outstanding and nonvested at December 31, 2013	—	$—
Service period-based RSUs
The fair value of service period-based nonvested RSUs under the Stock Plan was determined based on the closing price of the Company’s Class A Common Stock on the grant dates. The total fair value of shares vested during 2013 and 2012 was $1.4 million and $0.4 million, respectively. The fair value of shares vested during 2011 was insignificant. As of December 31, 2013, there was $1.4 million of total unrecognized compensation cost related to service period-based nonvested RSUs to be recognized over a weighted-average period of 2.8 years. A summary of the shares of service period-based RSUs is as follows:

	Shares	Weighted Average Grant Date Value
Outstanding and nonvested at December 31, 2010	—	$—
Granted	639,698	4.24
Vested	(12,500)	3.95
Forfeitures	(87,500)	3.95
Outstanding and nonvested at December 31, 2011	539,698	$4.29
Granted	302,163	3.19
Vested	(119,635)	4.14
Forfeitures	(2,500)	3.95
Outstanding and nonvested at December 31, 2012	719,726	$3.93
Granted	814,500	2.53
Vested	(438,353)	3.64
Forfeitures	(353,790)	3.89
Outstanding and nonvested at December 31, 2013	742,083	$2.69
Performance-based RSUs
During 2010 and 2009, the Company granted 550,000 and 351,625 RSUs, respectively, which contain vesting triggers based upon the Company’s achievement of certain adjusted EBITDA targets over a performance period.
During 2010, in recognition of changing economic conditions and to ensure the continued retention and motivation of key employees, the Company’s Compensation Committee approved modifications to the performance conditions associated with the RSUs issued during 2010 and 2009. The modifications effectively replaced performance condition vesting triggers with service-period vesting triggers. Consistent with requirements of ASC Topic 718, Compensation—Stock Compensation, the awards were amortized over the requisite service period on a prospective basis from the date the Compensation Committee approved the removal of the performance conditions (December 3, 2010), which is deemed to be the grant date for accounting purposes. As of December 31, 2013, all such awards had vested. The total fair value of these shares vested during 2013, 2012 and 2011 was $0.6 million, $0.2 million and $0.8 million, respectively. A summary of the performance-based RSUs is as follows:

	Shares	Weighted Average Grant Date Value (1)
Outstanding and nonvested at December 31, 2010	720,000	$4.62
Vested	(170,000)	4.62
Forfeitures	(341,500)	4.62
Outstanding and nonvested at December 31, 2011	208,500	$4.62
Vested	(50,500)	4.62
Forfeitures	(17,500)	4.62
Outstanding and nonvested at December 31, 2012	140,500	$4.62
Vested	(135,500)	4.62
Forfeitures	(5,000)	4.62
Outstanding and nonvested at December 31, 2013	—	$—

(1)	The weighted average grant date value included in the table above was adjusted to reflect the impact of the modifications approved on December 3, 2010 to the 2010 and 2009 awards.
Price-based RSUs
The fair value of nonvested price-based RSUs under the Stock Plan was determined based on the closing price of the Company’s Class A Common Stock on the grant dates using the Monte Carlo Simulation method which takes into account assumptions such as volatility of the Company’s Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved. As of December 31, 2013, 2012 and 2011 no price-based RSUs had vested. As of December 31, 2013, there was $0.5 million of total unrecognized compensation cost related to nonvested price-based RSUs to be recognized over a weighted-average period of approximately 1.8 years.
A summary of the shares of price-based RSUs is as follows:

	Shares	Weighted Average Grant Date Value
Outstanding and nonvested at December 31, 2010	—	$—
Granted	440,000	3.07
Outstanding and nonvested at December 31, 2011	440,000	$3.07
No activity during 2012	—	—
Outstanding and nonvested at December 31, 2012	440,000	$3.07
Granted	930,000	0.65
Forfeitures	(400,000)	3.19
Outstanding and nonvested at December 31, 2013	970,000	$0.77
RSU awards to Chief Executive Officer in 2013
During the fourth quarter of 2013 the Company issued RSU awards under the Stock Plan to its newly appointed Chief Executive Officer, as provided for in his employment agreement. The first RSU award provides that the Chief Executive Officer receive 400,000 RSUs, with service-period based vesting triggers, of which approximately 133,333 RSUs vest on each December 31, 2014, 2015 and 2016. Non-cash equity compensation expense of approximately $0.1 million was recorded during the year ended December 31, 2013 related to this award. As of December 31, 2013, there was $0.9 million of total unrecognized compensation cost related to this service-period based RSU to be recognized over a period of 3 years.
The Company also made an RSU award to this executive which includes price-based vesting triggers. The price-based RSUs consist of the contingent right to receive an aggregate of 800,000 shares of Class A Common Stock, of which 200,000 RSUs will vest at such time as the trailing average closing price during any thirty (30) consecutive days during the period beginning on October 28, 2013 and ending on December 31, 2016 (the “Performance Period”) has been at least $6, an additional 200,000 RSUs will vest at such time as such trailing average closing price during any thirty (30) consecutive days during the Performance Period has been at least $8, an additional 200,000 RSUs will vest at such time as such trailing average closing price during any thirty (30) consecutive days during the Performance Period has been at least $10, and the final 200,000 RSUs will vest at such time as such trailing average closing price during any thirty (30) consecutive days during the Performance Period has been at least $12. Non-cash equity compensation expense of approximately $0.1 million was recorded during the year ended December 31, 2013 related to this price-based award. As of December 31, 2013, there was $0.4 million of total unrecognized compensation cost related to this price-based RSU award to be recognized over varying derived service periods. The following table summarizes the assumptions used in applying the Monte Carlo Simulation method to value this price-based award:

Risk-free interest rate	0.65%
Dividend	Zero
Expected volatility	48.31%
Derived service periods	1.84 - 2.44 years
Estimated value of price-based RSUs	$0.29 - $0.94
10. INCOME TAXES
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places greater emphasis on historical information, such as the Company’s cumulative operating results than it places on estimates of future taxable income. Therefore, the Company has reduced the valuation allowance by $(5.6) million in the twelve months ended December 31, 2013 resulting in a cumulative balance of $82.5 million on deferred tax assets and tax credit carryforwards. The Company has a cumulative net deferred tax liability of $7.1 million as of December 31, 2013 related to indefinite lived intangibles with book basis and no tax basis. The Company considered all income sources, including other comprehensive income, in determining the amount of deferred taxes recorded. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset will be realized. The Company has recorded $0.1 million of tax expense during the twelve months ended December 31, 2013, which was net of a non-recurring tax benefit of $1.3 million, which was attributable to the prior year impairment of goodwill, for which all tax basis had been previously amortized. The Company concluded that this adjustment was immaterial.
The provision for income taxes consist of the following for 2013, 2012, and 2011:

(in thousands)	2013	2012	2011
Current Income Tax (Expense) Benefit
Federal	$—	$—	$—
State and local	53	(107)	29
Foreign	(160)	(252)	(262)
Total current income tax expense	(107)	(359)	(233)
Deferred Income Tax Benefit / (Expense)
Federal	20	(1,061)	(1,149)
State and local	3	(182)	(198)
Total deferred income tax benefit / (expense)	23	(1,243)	(1,347)
Income tax provision	$(84)	$(1,602)	$(1,580)

A reconciliation of the federal income tax provision at the statutory rate to the effective rate for 2013, 2012, and 2011 is as follows:

(in thousands)	2013	2012	2011
Computed tax benefit at the federal statutory rate of 35%	$591	$19,069	$4,879
State income taxes, net of federal benefit	(19)	(57)	(50)
Non-deductible compensation	(91)	(537)	(30)
Non-deductible expense	(113)	(131)	(132)
Non-deductible goodwill impairment	1,257	(15,490)	—
Tax on foreign income	(104)	(252)	(262)
Valuation allowance	(1,686)	(4,186)	(6,090)
Other	81	(18)	105
Income tax provision	$(84)	$(1,602)	$(1,580)
Effective tax rate	5.0%	2.9%	11.3%
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

(in thousands)	2013	2012
Deferred Tax Assets
Provision for doubtful accounts	$614	$1,020
Accrued rent	1,572	1,748
Reserve for newsstand returns	100	139
Accrued compensation	4,854	10,464
Deferred revenue	1,582	1,165
NOL/credit carryforwards	62,766	59,868
Depreciation	5,374	6,071
Amortization of intangible assets	6,054	7,756
Other	208	242
Total deferred tax assets	83,124	88,473
Deferred Tax Liabilities
Prepaid expenses	(585)	(293)
Amortization of intangible assets	(7,094)	(7,117)
Total deferred tax liabilities	(7,679)	(7,410)
Valuation allowance	(82,539)	(88,180)
Net Deferred Tax Liability	$(7,094)	$(7,117)
At December 31, 2013, the Company had aggregate federal net operating loss carryforwards of $130.6 million (before-tax), which will be available to reduce future taxable income through 2033, with the majority expiring in years 2024 and 2025. The Company had federal and state tax credit and capital loss carryforwards of $3.9 million (tax effected) which begin to expire in 2014. To the extent the Company achieves positive net income in the future, the net operating loss and credits carryforwards may be utilized and the Company’s valuation allowance will be adjusted accordingly.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of December 31, 2013, the Company had an ASC 740 liability balance of $0.06 million. Of this amount, $0.04 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million is interest. The Company treats interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense. Accrued interest and penalties of $0.02 million is included in the accounts payable and accrued liabilities line item on the December 31, 2013 and 2012 consolidated balance sheets. Following is a reconciliation of the Company’s total gross unrecognized tax benefits for 2013 and 2012.

(in thousands)	2013	2012
Gross balance at January 1	$50	$50
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(9)	—
Reductions due to lapse of applicable statute of limitations	—	—
Gross balance at December 31	41	50
Interest and penalties	22	22
Balance including interest and penalties at December 31	$63	$72
The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate that the liability will change significantly over the next 12 months.
11. RELATED PARTY TRANSACTIONS
In July 2013, pursuant to a Letter Agreement, the Board and Martha Stewart agreed to certain modifications to the employment agreement between Ms. Stewart and the Company, dated April 1, 2009 (the “Employment Agreement”) and the Intangible Asset License Agreement, dated as of June 13, 2008, by and between Lifestyle Research Center, LLC. ("LRC"), the successor in interest to MS Real Estate Management Company, and the Company (the “IAL”). As amended, the Employment Agreement will continue in effect until June 30, 2017 and the IAL will continue in effect until September 15, 2017.
The Company and Ms. Stewart agreed that effective as of July 1, 2013 her annual base salary under the Employment Agreement will be reduced by $0.2 million to $1.8 million, and payment or reimbursement of business and certain other expenses will be made in accordance with a new expense policy adopted by the Board.
The parties to the IAL also agreed that the annual licensing fee under the IAL will be reduced by $0.3 million to $1.7 million, effective September 15, 2013.
LRC is responsible, at its expense, to maintain and landscape the properties in a manner consistent with past practices; provided, however, that the Company is responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and must reimburse LRC for up to $0.1 million of approved and documented household expenses. In 2013 and 2012, the Company reimbursed LRC $0.03 million for approved and documented household expenses. In the year ended December 31, 2011, the Company reimbursed LRC $0.1 million for these expenses.
The Company also reimbursed LRC for certain costs borne by LRC associated with various Company business activities which were conducted at properties covered by the IAL. In 2013, the Company reimbursed LRC $0.02 million and $0.03 million in each of 2012 and 2011, for these expenses.
On February 28, 2001, the Company entered into a Split-Dollar Agreement with Ms. Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”). Because the intent of the agreement was frustrated by the enactment of Sarbanes-Oxley and so that the parties could realize the existing cash surrender value of the policies rather than risking depleting the future surrender value, the Company, Ms. Stewart and the MS Partnership terminated the Split-Dollar Agreement, as amended, effective November 9, 2009. As part of the arrangement, the Company reimbursed the MS Partnership approximately $0.3 million for the premiums paid towards the policies. This amount, if determined to be taxable, would be subject to an estimated $0.3 million tax gross-up payable by the Company to the MS Partnership. Accordingly, the Company's the estimated tax gross-up payable of $0.3 million is included in accounts payable and accrued liabilities on the consolidated balance sheets as of December 31, 2013 and 2012.

Related party compensation expense includes salary, bonus and non-cash equity compensation as determined under ASC Topic 718. Alexis Stewart, the daughter of Ms. Stewart, is a beneficial owner of more than 10% of the Company’s stock. During the second quarter of 2013, the Company granted Alexis Stewart stock appreciation rights ("SARs") in exchange for options pursuant to which she would receive shares of Class A Common Stock equal to the difference between the fair market value of Class A Common Stock on July 1, 2013 and the exercise price of her options. The SARs became fully vested on July 1, 2013. During 2012 and 2011, she was employed by the Company and served in various capacities from which she earned aggregate compensation of $0.03 million and $0.3 million in 2012 and 2011, respectively. The Company has also employed certain other members of Ms. Stewart’s family. Aggregate compensation for these employees was $0.4 million in each of 2013 and 2012, and $0.3 million in 2011.
In 2013 and 2011, the Company made charitable contributions of approximately $0.02 million and $0.03 million, respectively, to a foundation with which Ms. Stewart is affiliated. In 2012, no such contributions were made.
For the period December 6, 2011 through October 20, 2013, J.C. Penney held an approximate 16.4% investment in the Company's total Class A and Class B Common Stock outstanding and accordingly was considered a related party. The Company derives revenues from J.C. Penney, inclusive of design fees, advertising, television sponsorship and creative services. The Company recorded revenues earned from J.C. Penney of $11.6 million during the period January 1, 2013 through October 20, 2013 and $8.1 million for year ended December 31, 2012. See Note 8, Shareholders' Equity, for further discussion of J.C. Penney.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
During 2013 the Company leased office facilities, filming locations, and equipment under operating lease agreements. Leases for the Company’s offices and facilities expire between 2015 and 2018, and some of these leases are subject to the Company’s renewal. Total rent expense charged to operations for all such leases, was approximately $9.7 million, $12.3 million and $13.5 million for 2013, 2012, and 2011, respectively, net of sublease income of $0.7 million and $1.3 million in 2012 and 2011, respectively. There was no sublease income recognized in 2013. The Company’s 2012 and 2011 operating leases included its television production facilities and television administrative offices, which were terminated during 2012. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.
The following is a schedule of future minimum payments under operating leases at December 31, 2013. The table includes total minimum lease payment commitments which include rent and other charges:

(in thousands)	Operating Lease Payments	Sublease Receipts *	Net Operating Lease Payments
2014	$8,673	$429	$8,244
2015	8,580	433	8,147
2016	8,581	439	8,142
2017	7,621	—	7,621
2018	555	—	555
Total	$34,010	$1,301	$32,709
* The Company subleased certain properties at a loss. These losses were recognized at the time the sublease was executed and accordingly, the Company does not recognize any rent expense or offsetting sublease receipts for the remainder of the sublease agreements. The table above provides the total minimum cash lease payments and cash receipts for future periods.
During February 2014, in an effort to reduce overhead expenses and more efficiently utilize our office space, we vacated 47,592 square feet at our principal office facility. Future reductions in minimum lease payment commitments of $6.3 million associated with the vacating of this space are not included in the table above as the related lease termination was not effective until mid- February 2014.
Legal Matters
On January 23, 2012, Macy's Inc. and Macy's Merchandising Group, Inc. (collectively, “Macy’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York titled Macy's, Inc. and Macy's Merchandising Group, Inc. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, Macy's claimed that the Company's planned activities under the Company's commercial agreement with J.C. Penney materially breached the agreement between the Company and Macy's Merchandising Group, Inc. dated April 3, 2006 (the “Agreement”). Macy's sought a declaratory judgment, preliminary and permanent injunctive relief, and incidental and other damages. The Court entered a preliminary injunction on July 31, 2012 which limited the Company's activities with J.C. Penney in certain respects. In November 2012, Macy's amended its complaint to assert a second claim which alleged additional breaches of the Agreement. In January 2013, the lawsuit was consolidated with an action titled Macy's Inc. and Macy's Merchandising Group, Inc. v. J.C. Penney Corporation, Inc. The trial of the consolidated cases began on February 20, 2013 and concluded on August 1, 2013.
On October 21, 2013, the Company and J.C. Penney entered into an amendment to their commercial agreement, narrowing the range of product categories covered by the commercial agreement and shortening the term of the commercial agreement. On December 31, 2013, the Company and Macy’s entered into a settlement agreement and release; the terms of which are not material to the Company's financial statements. As part of the settlement agreement and release, the parties jointly sought an order from the Court, which was entered on January 13, 2014, ordering a stipulation of discontinuance with prejudice, dismissing all claims made by Macy’s against the Company in the lawsuit.
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material.
Unclaimed property
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
Other
See Note 7, Credit Facilities, for discussion of the Company’s line of credit with Bank of America.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except share and per share data)

Year ended Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$37,224	$42,198	$33,848	$47,405	$160,675
Operating (loss)/income	$(3,045)	$(636)	$(4,076)	$5,860	$(1,897)
Net (loss)/income	$(3,273)	$(1,180)	$(4,295)	$6,976	$(1,772)
(Loss)/earnings per share—basic and diluted	$(0.05)	$(0.02)	$(0.06)	$0.12	$(0.03)
Weighted average common shares outstanding
Basic	67,241,626	67,371,869	67,490,820	57,630,635	64,912,368
Diluted	67,241,626	67,371,869	67,490,820	58,011,641	64,912,368

Year ended Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$49,831	$47,884	$43,549	$56,363	$197,627
Operating (loss)/income	$(4,182)	$(2,885)	$(50,689)	$1,360	$(56,396)
Net (loss)/income	$(3,613)	$(2,704)	$(50,878)	$1,110	$(56,085)
(Loss)/earnings per share—basic and diluted	$(0.05)	$(0.04)	$(0.76)	$0.02	$(0.83)
Weighted average common shares outstanding
Basic	67,065,741	67,224,593	67,271,211	67,330,288	67,231,463
Diluted	67,065,741	67,224,593	67,271,211	67,621,961	67,231,463
Note: Basic and diluted earnings per share are computed independently for each quarter and full year presented. Accordingly, the sum of the quarterly earnings per share data may not agree with the calculated full year earnings per share. For the year ended December 31, 2012, the non-cash goodwill impairment charge amounted to $0.66 per share.
Fourth Quarter 2013 Items:
Results include restructuring charges of approximately $2.8 million. Restructuring charges include employee severance and other employee-related termination costs.
Fourth Quarter 2012 Items:
Results include restructuring charges of approximately $3.5 million. Restructuring charges include employee severance and other employee-related termination costs, as well as recruiting costs.
14. GAIN ON SALE OF SUBSCRIBER LIST, NET
On January 2, 2013 the Company sold certain intangible assets related to Whole Living magazine in exchange for consideration of approximately $1.0 million. Pursuant to the sale, the subscription contracts for the print and digital editions of the magazine, as well as the rights and benefits of the subscribers, were transferred to the buyer. The agreement also required that the Company reimburse the buyer up to $0.1 million for customer refunds resulting from the transaction and paid by the buyer through June 30, 2013. Accordingly, the Company received $0.9 million in cash on the close of the transaction, and, in early July 2013, received the remainder of the refund reserve which was not utilized by the buyer. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, the Company recognized its existing $2.2 million deferred subscription revenue, resulting in a gain of $2.7 million as a component of operations. This gain on sale of subscriber list, net, reflected on the Company's consolidated statement of operations for the twelve months ended December 31, 2013, was recorded within the Publishing segment and consisted of the $1.0 million list sale price, less broker fees and other costs of $0.5 million incurred in connection with the transaction, as well as the $2.2 million release of the deferred subscription revenue liability.

15. INDUSTRY SEGMENTS
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and programming, and well-designed, high-quality products. The Company’s business segments are Publishing, Merchandising and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to its magazines (Martha Stewart Living and Martha Stewart Weddings) and books, as well as its digital operations, which includes the content-driven website, marthastewart.com, and the digital distribution of video content. As part of the Company's restructuring announced in November 2012, Everyday Food ceased publication as a stand-alone title with its December 2012 issue and Whole Living was discontinued after its January/February 2013 issue.
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

The accounting policies for the Company’s business segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Segment information for 2013, 2012, and 2011 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2013
Revenues	$96,493	$59,992	$4,190	$—	$160,675
Non-cash equity compensation *	(376)	(237)	(8)	(1,287)	(1,908)
Depreciation and amortization	(944)	(50)	(27)	(2,737)	(3,758)
Restructuring charges *	(2,004)	(583)	—	(852)	(3,439)
Gain on sale of subscriber list, net	2,724	—	—	—	2,724
Operating (loss) / income	(14,781)	40,512	2,155	(29,783)	(1,897)
Total assets	25,245	64,876	1,290	56,956	148,367
Capital expenditures	187	5	—	898	1,090
2012
Revenues	$122,540	$57,574	$17,513	$—	$197,627
Non-cash equity compensation *	(587)	(455)	(50)	(2,715)	(3,807)
Depreciation and amortization	(742)	(52)	(388)	(2,825)	(4,007)
Restructuring charges *	(1,971)	(81)	(816)	(1,943)	(4,811)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating (loss) / income	(62,029)	39,477	2,354	(36,198)	(56,396)
Total assets	31,232	87,213	19,619	16,196	154,260
Capital expenditures	236	105	41	932	1,314
2011
Revenues	$140,857	$48,614	$31,962	$—	$221,433
Non-cash equity compensation	(682)	(224)	(67)	(4,523)	(5,496)
Depreciation and amortization	(774)	(32)	(470)	(2,702)	(3,978)
Restructuring charges *	(828)	(13)	(600)	(3,675)	(5,116)
Operating income/(loss)	(6,464)	29,972	(4,740)	(37,362)	(18,594)
Total assets	83,769	81,199	28,352	22,800	216,120
Capital expenditures	1,221	7	32	1,619	2,879
* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $2.0 million, $3.9 million and $5.0 million in 2013, 2012 and 2011, respectively. Included in non-cash equity compensation expense were net charges to expense of approximately $0.1 million for 2013 and 2012, and reversals of expense in 2011 of approximately $0.5 million, which were generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's 2013 and 2012 consolidated statements of operations. See Note 16, Restructuring Charges for further information.
16. RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $3.4 million, $4.8 million and $5.1 million in 2013, 2012 and 2011, respectively. In 2013, the Company incurred restructuring charges associated with a significant reorganization of its Publishing business. The restructuring charges primarily consisted of employee severance and other employee-related termination costs. In 2012, the Company incurred restructuring charges associated with significant changes in its Broadcasting and Publishing businesses. In addition, the Company also incurred restructuring charges in 2012 related to the departure of the Company's then-current President and Chief Executive Officer. In 2011, restructuring charges were primarily related to severance expenses associated with executive management, as well as certain consulting costs. Restructuring charges include net non-cash compensation expense charges of approximately $0.1 million in 2013 and 2012. For 2011, restructuring charges include non-cash equity compensation expense reversals of approximately $0.5 million. Of the amounts charged to restructuring expense, approximately $2.6 million and $3.3 million were payable as of December 31, 2013 and 2012, respectively.
17. OTHER INFORMATION
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and investments, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.
Total revenues from the Company's three business segments were $160.7 million, $197.6 million and $221.4 million in 2013, 2012 and 2011 respectively. Revenues from domestic sources were $153.1 million, $187.4 million and $211.6 million in 2013, 2012 and 2011, respectively. Revenues from foreign sources (primarily from Canada) were $7.6 million, $10.2 million and $9.8 million in 2013, 2012 and 2011, respectively.
Advertising expense, including subscription acquisition costs, was $6.9 million, $9.5 million and $15.3 million for 2013, 2012, and 2011, respectively.
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, impairment charges, restructuring charges and gain on sale of subscriber list, net, which are shown separately within “Operating Costs and Expenses.”
Interest paid in 2013 and 2012 was insignificant. In 2011, the Company paid interest of $0.3 million, which was predominantly related to the Company’s loan with Bank of America that it fully repaid by December 2011.
Income taxes paid in 2013, 2012 and 2011 were $0.5 million, $0.5 million and $0.6 million, respectively.

MARTHA STEWART LIVING OMNIMEDIA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance, Beginning of Year	Additions Charged to Revenues, Costs and Expenses	Additions/ (Deductions) Charged to Balance Sheet Accounts	(Deductions) Charged to Revenues, Costs and Expenses	Balance, End of Year
Allowance for doubtful accounts:
Year ended December 31,
2013	$1,617	$885	$(1,230)	$(424)	$848
2012	1,630	997	(109)	(901)	1,617
2011	1,502	1,196	(334)	(734)	1,630
Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2013	$88,180	$321	$—	$(5,962)	$82,539
2012	83,846	5,031	—	(697)	88,180
2011	76,963	6,883	—	—	83,846

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	—
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
Fourth Amended and Restated By-Laws of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013).

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

4.3	—
Certificate of Elimination of the Series A Preferred Stock of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013).

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

10.4†	—	Director Compensation Program (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2011 (the “2011 10-K”)).

10.5	—
Lease, dated August 20, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement) as amended by Exhibits 10.6.1 and 10.6.2.

Exhibit Number		Exhibit Title
10.5.1	—	First Lease Modification Agreement, dated December 24, 1999, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.12.1 to our 1999 10-K).

10.5.2	—
Sixth Lease Modification Agreement, dated as of June 14, 2007, between 601 West Associates LLC and Martha Stewart Living Omnimedia, Inc (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2008 (“March 2008 10-Q”)).

10.5.3*	—	Tenth Lease Modification Agreement, dated as of February 6, 2014, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc.

10.6*	—	Second Amendment, dated February 6, 2014, to the written agreement of lease dated as of February 2004, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc.

10.7†	—
Amended and Restated Employment Agreement, dated as of April 1, 2009, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the Quarter ended March 31, 2009 (“March 2009 10-Q”)).

10.7.1†	—
Letter Agreement, dated as of March 30, 2012, between Martha Stewart Living Omnimedia, Inc. and Martha Stewart (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended March 31, 2012 (“March 2012 10-Q”)).

10.7.2†	—
Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and MS Real Estate Management Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2012 (“September 2012 10-Q”)).

10.7.3†	—
Letter Agreement, dated as of July 2, 2013, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and Lifestyle Research Center LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 3, 2013.

10.8	—
Intangible Asset License Agreement, dated as of June 13, 2008, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2008), as amended by Exhibits 10.10.1 and 10.10.2.

10.8.1	—
First Amendment, dated as of December, 2008, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008 (incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2009 (the “2009 10-K”)).

10.8.2	—
Second Amendment, dated as of February 8, 2010, to the Intangible Asset License Agreement between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. dated as of June 13, 2008, as amended (incorporated by reference to Exhibit 10.11.2 to the 2009 10-K).

10.8.3	—	Letter Agreement, dated as of July 9, 2012, between Martha Stewart Living Omnimedia, Inc. and MS Real Estate Management Company (incorporated by reference to Exhibit 10.1 to our September 2012 10-Q).

10.8.4	—
Letter Agreement, dated as of July 2, 2013, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and Lifestyle Research Center LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 3, 2013.

10.9†	—
Form of Restricted Stock Award Agreement for use under the Martha Stewart Living Omnimedia, Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on January 14, 2005).

10.10	—
Publicity Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., MSLO Shared IP Sub LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.4 to our March 2008 10-Q).

10.11	—
Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our March 2012 10-Q).

Exhibit Number		Exhibit Title
10.11.1	—	Amendment, dated January 11, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.11.2	—
Amendment, dated May 9, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, as amended, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2013).

10.11.3	—
Pledge Agreement, dated May 9, 2013, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2013).

10.12	—
Security Agreement, dated as of July 31, 2008, among Martha Stewart Living Omnimedia, Inc., MSLO Emeril Acquisition Sub LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our September 2008 10-Q), as amended by Exhibits 10.18.1, 10.18.2, and 10.17.1.

10.12.1	—
Waiver and Omnibus Amendment No. 1, dated as of June 18, 2009, to Loan Agreement dated as of April 4, 2008 by and among Bank of America, N.A., MSLO Emeril Acquisition Sub LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2009).

10.12.2	—
Amendment No. 2, dated as of August 7, 2009, to Security Agreement dated as of July 31, 2008 among Martha Stewart Living Omnimedia, Inc., Emeril Acquisition Sub LLC and Bank of America, (incorporated by reference to Exhibit 10.2 to our September 2009 10-Q).

10.13	—
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

10.13.1	—
Reaffirmation of Guaranty, dated as of August 7, 2009, executed by Martha Stewart Living Omnimedia, Inc., MSO IP Holdings, Inc., Martha Stewart, Inc., Body and Soul Omnimedia, Inc., MSLO Productions, Inc. MSLO Productions Home, Inc. MSLO Productions-EDF, Inc and Flour Productions, Inc. (incorporated by reference to Exhibit 10.3 to our September 2009 10-Q).

10.14	—
Registration Rights Agreement, dated as of April 2, 2008, by and among Martha Stewart Living Omnimedia, Inc., Emeril's Food of Love Productions, L.L.C., emerils.com, LLC and Emeril J. Lagasse, III (incorporated by reference to Exhibit 10.9 to our March 2008 10-Q).

10.15†	—
Martha Stewart Living Omnimedia, Inc. Director Deferral Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2008 (the “2008 10-K”)).

10.16†	—
Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on May 20, 2008 (“May 20, 2008 8-K”)).

10.17†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Option Agreement and forms of related Notices (incorporated by reference to Exhibit 99.2 to our May 20, 2008 8-K).

10.18†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to our March 2011 10-Q).

10.19†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to our March 2011 10-Q).

10.20†	—	Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to our May 20, 2008 8-K).

10.21†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Appreciation Right Agreement and form of related Notice (incorporated by reference to Exhibit 99.5 to our May 20, 2008 8-K).

Exhibit Number		Exhibit Title
10.22†	—
Form of Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan Stock Grant Agreement and form of related Acknowledgement (incorporated by reference to Exhibit 99.6 to our May 20, 2008 8-K).

10.23†	—
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on February 12, 2009).

10.24†	—
Martha Stewart Living Omnimedia, Inc. Annual Incentive Plan (incorporated by reference to the Company's proxy statement filed in respect of its 2005 annual meeting of stockholders, dated as of April 7, 2005).

10.25†	—	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 to our June 2011 10-Q).

10.26†	—	Employment Agreement, dated as of May 24, 2011, between Martha Stewart Living Omnimedia, Inc. and Lisa Gersh (incorporated by reference to Exhibit 10.3 to our June 2011 10-Q).

10.26.1†	—
Letter Agreement dated December 19, 2012 between the Company and Lisa Gersh (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (file number 001-15395) filed on December 19, 2012).

10.27†	—	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.4 to our September 2011 10-Q).

10.28†	—	Employment Agreement, dated as of August 22, 2011, between Martha Stewart Living Omnimedia, Inc. and Daniel Taitz (incorporated by reference to Exhibit 10.36 of our 2011 10-K).

10.28.1†	—
Letter Agreement between Martha Stewart Living Omnimedia, Inc. and Daniel Taitz, dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on December 17, 2013.

10.29†	—
Employment Agreement, dated as of October 25, 2013, between Martha Stewart Living Omnimedia, Inc. and Daniel W. Dienst (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2013).

10.30	—
Securities Purchase Agreement, dated as of December 6, 2011, by and between Martha Stewart Living Omnimedia, Inc. and J.C. Penney Corporation, Inc. (incorporated by reference to Exhibit 1 to the Schedule 13D (file number 001-15395) filed by J.C. Penney Company, Inc. on December 16, 2011).

10.31†*	—	Separation Agreement and General Release, dated as of February 19, 2014, between Martha Stewart Living Omnimedia, Inc. and Joseph Lagani.

10.32+	—
JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39 to our 2011 10-K), as amended by Exhibits 10.39.1 and 10.39.2.

10.32.1	—
First Amendment, dated as of January 4, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.39.1 of our 2011 10-K).

10.32.2	—
Second Amendment, dated as of July 11, 2012, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J. C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to our September 2012 10-Q).

10.32.3+	—
Third Amendment, dated as of October 21, 2013, to the JCP/MSLO Agreement, dated as of December 6, 2011, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013.

10.32.4	—
Mutual Release of Claims, dated as of October 21, 2013, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013.

Exhibit Number		Exhibit Title
21*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	—	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
† Indicates management contracts and compensatory plans.
+ Indicates that confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
* Indicates filed herewith.