Form 10-Q
period 2014-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2014-05-06
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of May 2, 2014
Class A, $0.01 par value	31,204,513
Class B, $0.01 par value	25,734,625
Total	56,939,138

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,014	$21,884
Short-term investments	42,107	19,268
Restricted cash and investments	5,015	5,072
Accounts receivable, net	19,795	39,694
Paper inventory	2,034	2,901
Other current assets	3,076	3,876
Total current assets	90,041	92,695
PROPERTY AND EQUIPMENT, net	5,209	7,961
GOODWILL	850	850
OTHER INTANGIBLE ASSETS, net	45,200	45,200
OTHER NONCURRENT ASSETS	1,548	1,661
Total assets	$142,848	$148,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,828	$12,464
Accrued payroll and related costs	5,174	8,665
Current portion of deferred subscription revenue	7,020	7,632
Current portion of other deferred revenue	20,052	17,227
Total current liabilities	44,074	45,988
DEFERRED SUBSCRIPTION REVENUE	2,817	3,587
OTHER DEFERRED REVENUE	15,212	17,307
DEFERRED INCOME TAX LIABILITY	7,040	7,094
OTHER NONCURRENT LIABILITIES	3,889	3,916
Total liabilities	73,032	77,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 31,218,064 and 30,704,491 shares issued in 2014 and 2013, respectively; 31,158,664 and 30,645,091 shares outstanding in 2014 and 2013, respectively	312	307
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,734,625 and 25,984,625 shares issued and outstanding in 2014 and 2013, respectively	257	260
Capital in excess of par value	343,702	342,213
Accumulated deficit	(273,654)	(271,051)
Accumulated other comprehensive loss	(26)	(479)
	70,591	71,250
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	69,816	70,475
Total liabilities and shareholders’ equity	$142,848	$148,367
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
REVENUES
Publishing	$19,506	$24,482
Merchandising	13,084	11,507
Broadcasting	678	1,235
Total revenues	33,268	37,224
Production, distribution and editorial	(15,413)	(20,614)
Selling and promotion	(8,097)	(9,651)
General and administrative	(8,909)	(11,203)
Depreciation and amortization	(3,039)	(967)
Restructuring charges	—	(523)
Gain on sale of subscriber list, net	—	2,689
OPERATING LOSS	(2,190)	(3,045)
Interest income, net	62	204
Other expense, net	(494)	(70)
LOSS BEFORE INCOME TAXES	(2,622)	(2,911)
Income tax benefit / (provision)	19	(362)
NET LOSS	$(2,603)	$(3,273)
LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.05)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	56,680,826	67,241,626
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended March 31,
	2014	2013
Net loss	$(2,603)	$(3,273)
Other comprehensive income / (loss):
Amounts reclassified for net realized losses on available-for-sale securities included in net loss	491	66
Net unrealized losses on available-for-sale securities occurring during the period	(38)	(143)
Other comprehensive income / (loss)	453	(77)
Total comprehensive loss	$(2,150)	$(3,350)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2014
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2013	30,705	$307	25,985	$260	$342,213	$(271,051)	$(479)	(59)	$(775)	$70,475
Net loss	—	—	—	—	—	(2,603)	—	—	—	(2,603)
Other comprehensive income	—	—	—	—	—	—	453	—	—	453
Conversion of shares (1)	250	3	(250)	(3)	—	—	—	—	—	—
Issuance of shares of stock in conjunction with stock option exercises	277	2	—	—	888	—	—	—	—	890
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	(14)	—	—	—	—	—	—	—	—	—
Non-cash equity compensation	—	—	—	—	601	—	—	—	—	601
Balance at March 31, 2014	31,218	$312	25,735	$257	$343,702	$(273,654)	$(26)	(59)	$(775)	$69,816

(1) The converted shares of Class B Common Stock were retired and returned to the authorized but unissued shares of Class B Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,603)	$(3,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(1,768)	(133)
Depreciation and amortization	3,039	967
Non-cash equity compensation	601	558
Deferred income tax expense	(54)	308
Gain on sale of subscriber list, net	—	(2,689)
Other non-cash charges, net	535	(91)
Changes in operating assets and liabilities
Accounts receivable, net	19,899	12,875
Paper inventory	867	1,077
Accounts payable and accrued liabilities and other	(599)	(278)
Accrued payroll and related costs	(3,491)	(3,651)
Deferred subscription revenue	(1,382)	(2,132)
Deferred revenue	2,498	(1,429)
Other changes	1,016	(885)
Total changes in operating assets and liabilities	18,808	5,577
Net cash provided by operating activities	18,558	1,224
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(305)	(282)
Purchases of short-term investments	(25,498)	(2,418)
Sales of short-term investments	2,471	9,452
Proceeds from the sale of subscriber list, net	—	738
Net cash (used in) / provided by investing activities	(23,332)	7,490
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	890	—
Change in restricted cash	14	—
Net cash provided by financing activities	904	—
Net (decrease) / increase in cash	(3,870)	8,714
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,884	19,925
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,014	$28,639
The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2013 (the “2013 Form 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are discussed in detail in its 2013 Form 10-K.
3. Fair Value Measurements
The Company categorizes its assets measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

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

The Company has no liabilities that are measured at fair value on a recurring basis. The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,485	$—		$—	$2,485
U.S. government and agency securities	—	1,757		—	1,757
Corporate obligations	—	32,576	*	—	32,576
Other fixed income securities	—	626		—	626
International securities	—	7,641		—	7,641
Municipal obligations	—	1,474		—	1,474
Total	$2,485	$44,074		$—	$46,559

	December 31, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,485	$—		$—	$2,485
U.S. government and agency securities	—	2,233		—	2,233
Corporate obligations	—	14,159	*	—	14,159
Other fixed income securities	—	361		—	361
International securities	—	3,048		—	3,048
Municipal obligations	—	1,477		—	1,477
Total	$2,485	$21,278		$—	$23,763
* Included in this amount is a corporate obligation of $4.5 million as of March 31, 2014 and December 31, 2013. This corporate obligation has been used to collateralize the Company's line of credit with Bank of America, and is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets. See Note 6, Credit Facilities, for further details.
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
4. Short-Term Investments
The Company's investments consist of marketable debt securities that are classified as available-for-sale and presented as "Short-term investments" and a portion of "Restricted cash and investments," both components of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization in included in "Interest income, net" on the consolidated statements of operations.
Realized gains and losses are included in "Other expense, net" on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in "Interest income, net" on the consolidated statements of operations.
As of March 31, 2014 and December 31, 2013, the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized losses of $(0.05) million, as of March 31, 2014, were partially offset by gross unrealized gains of $0.03 million. As of December 31, 2013, gross unrealized losses of $(0.5) million were partially offset by gross unrealized gains of $0.03 million. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of March 31, 2014 and December 31, 2013. Contractual maturities for the Company's available-for-sale securities are generally within two years of March 31, 2014.
During the three months ended March 31, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were $0.03 million and $(0.5) million, respectively, and presented net as "Other expense, net" on the consolidated statements of operations, including amounts reclassified out of accumulated other comprehensive loss of $0.03 million and $(0.5) million, respectively. See Note 5, Accumulated Other Comprehensive Loss, for further information.
5. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income/(loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income/(loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains/(losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(479)	$(479)
Amounts reclassified for net realized losses on available-for-sale securities included in net loss *	491	491
Net unrealized losses on available-for-sale securities occurring during the period	(38)	(38)
Balance at March 31, 2014	$(26)	$(26)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Other expense, net" on the consolidated statements of operations.
6. Credit Facilities
In May 2013, pursuant to the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A., (the "Amended Credit Agreement"), the Company arranged for a line of credit with Bank of America of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. In connection with the Amended Credit Agreement, the Company entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral of at least $5.0 million. The Company had restricted investments of $4.5 million as of each of March 31, 2014 and December 31, 2013, and restricted cash of $0.6 million on each of these dates. The aggregate of these amounts is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets.
The Amended Credit Agreement expires on June 12, 2014, at which time any outstanding amounts borrowed under the agreement become due and payable. As of March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings against its line of credit or the predecessor line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.

7. Depreciation and Amortization
Depreciation and amortization expense of $3.0 million for the three months ended March 31, 2014 included $2.1 million from the non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014.
8. Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax assets will be realized. The Company recorded $(0.02) million of net tax benefit during the three months ended March 31, 2014. During the quarter, the Company reduced its overall effective tax rate from 41% to 39% as a result of the 2014 New York corporate tax reform, which was enacted on March 31, 2014. The amount recorded includes a non-recurring tax benefit to revalue deferred tax liabilities as a result of the change in our effective rate and is partially offset by tax expense attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of March 31, 2014, the Company had a liability for uncertain tax positions balance of $0.06 million, of which $0.04 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million of interest expense. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.
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

Segment information for the three months ended March 31, 2014 and 2013 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2014
Revenues	$19,506	$13,084	$678	$—	$33,268
Non–cash equity compensation	(58)	(53)	(1)	(489)	(601)
Depreciation and amortization	(170)	(19)	(1)	(2,849)	(3,039)
Operating (loss) / income	(2,750)	9,300	193	(8,933)	(2,190)
2013
Revenues	$24,482	$11,507	$1,235	$—	$37,224
Non–cash equity compensation *	(144)	(79)	(7)	(353)	(583)
Depreciation and amortization	(255)	(15)	(24)	(673)	(967)
Restructuring charges *	—	(392)	—	(131)	(523)
Gain on sale of subscriber list, net	2,689	—	—	—	2,689
Operating (loss) / income	(990)	5,686	961	(8,702)	(3,045)
* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $0.6 million for the three months ended March 31, 2013. Included in non-cash equity compensation expense were net reversals of expense of approximately $0.02 million, which was generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's consolidated statements of operations for three months ended March 31, 2013.
10. Other Information
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are each presented exclusive of depreciation and amortization, restructuring charges and gain on sale of subscriber list, net, which are disclosed separately on the Company's consolidated statements of operations. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.
11. Legal Matters
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements and Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “continue,” “potential” or similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Part I, Item IA. Risk Factors”:

•	the continued success of our brands and the reputation and popularity of Martha Stewart and Emeril Lagasse;

•	adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	continued management turnover;

•	our ability to successfully implement our growth strategies;

•	our ability to develop new or expand existing merchandising and licensing programs or the loss or failure of existing programs, including as a result of litigation or disputes with our partners;

•	failure to predict, respond to and influence trends in consumer taste;

•	our inability to successfully and profitably develop or introduce new products and services;

•
softening of, or increased competition for, advertising revenues, including increased competitive pressure on digital display advertising rates as a result of programmatic buying of advertising inventory;

•	inability to successfully capitalize on digital, mobile and video initiatives, including establishing relationships with additional distribution partners;

•	our ability to drive and retain visitors to our digital platforms and to effectively monetize our digital platforms;

•	disruption in the industries in which our publishing and digital third-party vendors operate;

•	continued weak and uncertain worldwide economic conditions;

•	increases in paper, postage, freight or printing costs;

•	weakening in circulation, particularly in newsstand sales;

•	failure to protect our intellectual property; and

•	failure to realize expected efficiencies and benefits from our restructuring activities.
Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•	Strengthen our media business by using our content across existing and new distribution channels, including international opportunities, and focusing on digital opportunities.
Summarized below are our operating results for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014 (unaudited)	2013 (unaudited)
Total Revenues	$33,268	$37,224
Total Operating Costs and Expenses	(35,458)	(42,958)
Gain on Sale of Subscriber List, net	—	2,689
Total Operating Loss	$(2,190)	$(3,045)
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. Publishing is our largest business segment, accounting for 59% of our total revenues for the three months ended March 31, 2014. Publishing segment revenues are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Living and Martha Stewart Weddings, as well as royalties from our book business. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's, J.C. Penney and PetSmart. Our wholesale partnerships include Avery, through December 2014, for our Martha Stewart Home Office line (currently sold at Staples) and Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michael’s and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
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

Detailed segment operating results for the three months ended March 31, 2014 and 2013 are summarized below:

	Three months ended March 31,
(in thousands)	2014 (unaudited)	2013 (unaudited)
Segment Revenues:
Publishing	$19,506	$24,482
Merchandising	13,084	11,507
Broadcasting	678	1,235
TOTAL REVENUES	33,268	37,224
Segment Operating Costs and Expenses:
Publishing	(22,256)	(28,161)
Merchandising	(3,784)	(5,821)
Broadcasting	(485)	(274)
TOTAL OPERATING COSTS AND EXPENSES Before Corporate Expenses and Gain on Sale of Subscriber List, Net	(26,525)	(34,256)
Publishing - Gain on sale of subscriber list, net	—	2,689
Segment Operating Income / (Loss):
Publishing	(2,750)	(990)
Merchandising	9,300	5,686
Broadcasting	193	961
Total Segment Operating Income Before Corporate Expenses	6,743	5,657
Corporate Expenses *	(8,933)	(8,702)
TOTAL OPERATING LOSS	$(2,190)	$(3,045)
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

Three months ended March 31, 2014 Operating Results Compared to Three Months ended March 31, 2013 Operating Results
For the three months ended March 31, 2014, total revenues decreased 11%, compared to the three months ended March 31, 2013, primarily due to lower digital and print advertising revenues, as well as lower circulation revenues. A portion of the decrease in print advertising and circulation revenues was attributable to revenues earned during the three months ended March 31, 2013 from the special interest publication, Cakes and Cupcakes, the final issue of Whole Living and an Everyday Food supplement, with no comparable revenue in the current-year period. In addition, total revenues decreased due to lower royalties from Martha Stewart books and lower Broadcasting segment revenues. Partially offsetting the decline in total revenues was higher revenue from our Merchandising segment.
Our operating costs and expenses before Corporate expenses for the three months ended March 31, 2014 decreased $7.7 million or 23% from the prior-year period. This decrease was primarily due to lower production, distribution and editorial costs in our Publishing segment, which included savings from the three print publications referenced above (Cakes and Cupcakes, Whole Living and Everyday Food) that were not produced during the three months ended March 31, 2014. Additionally, there were savings from lower editorial headcount as a result of December 2013 restructuring activities, as well as lower physical costs associated with producing and distributing Martha Stewart Living. Publishing segment costs also decreased from lower selling and promotion expenses. Total operating costs and expenses before Corporate expenses were also lower from decreased Merchandising expenses, primarily from lower compensation related costs.
The three months ended March 31, 2013 included the net gain on the sale of the Whole Living subscriber list of $2.7 million, with no comparable gain in the current-year period.
Corporate expenses increased 3% for the three months ended March 31, 2014 as compared to the prior-year period, due to an increase of $2.2 million in depreciation and amortization expense, almost fully offset by lower legal fees. The increase in depreciation and amortization was the result of the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space during February 2014. The company-wide decrease in rent expense attributable to this office consolidation was allocated to our business segments based on current utilization of office space.
Liquidity
During the three months ended March 31, 2014, our overall cash, cash equivalents, short-term investments and restricted cash and investments increased $18.9 million from December 31, 2013. Despite our operating loss, the increase was due to the collection of receivables from royalties and advertising. Cash, cash equivalents, short-term investments and restricted cash and investments were $65.1 million and $46.2 million at March 31, 2014 and December 31, 2013, respectively.

Comparison of Three months ended March 31, 2014 to Three months ended March 31, 2013
PUBLISHING SEGMENT

	Three months ended March 31, 2014
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$9,685	$10,695	$(1,010)
Digital advertising	3,214	4,789	(1,575)
Circulation	6,268	7,919	(1,651)
Books	163	814	(651)
Other	176	265	(89)
Total Publishing Segment Revenues	19,506	24,482	(4,976)

Production, distribution and editorial	(13,149)	(17,189)	4,040
Selling and promotion	(7,647)	(9,064)	1,417
General and administrative	(1,290)	(1,653)	363
Depreciation and amortization	(170)	(255)	85
Gain on sale of subscriber list, net	—	2,689	(2,689)
Publishing Segment Operating Loss	$(2,750)	$(990)	$(1,760)
Publishing segment revenues decreased 20% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Print advertising revenue decreased primarily due to fewer advertising pages sold at slightly lower rates for both Martha Stewart Living and Martha Stewart Weddings. In addition, the three months ended March 31, 2013 included $0.5 million of advertising revenue from the final issue of Whole Living and an Everyday Food supplement, with no comparable revenue in the current-year period. Digital advertising revenue decreased $1.6 million due to lower advertising rates and fewer display and video advertising units sold. Circulation revenue decreased $1.7 million primarily due to $1.1 million of prior-year period newsstand revenue from the special interest publication, Cakes and Cupcakes, and newsstand and subscription revenues from the final issue of Whole Living, with no comparable revenues during the three months ended March 31, 2014. In addition, subscription revenue from Martha Stewart Living decreased due to an average lower rate per copy. Royalties from Martha Stewart books from our multi-book agreement with The Crown Publishing Group (Clarkson Potter) decreased $0.7 million due to the delivery of a high-value manuscript during the three months ended March 31, 2013, with no similar manuscript delivery in the current-year period.
Production, distribution and editorial expenses decreased $4.0 million primarily due to $1.4 million in costs related to the final issue of Whole Living, the special interest publication, Cakes and Cupcakes, and the Everyday Food supplement, with no comparable expenses during the three months ended March 31, 2014. In addition, editorial expenses decreased as a result of lower editorial headcount from restructuring activities that occurred during December 2013 in an effort to realign our business to focus on efficient content creation. Physical costs associated with producing and distributing Martha Stewart Living were also lower due to a decrease in advertising pages sold. Selling and promotion expenses decreased $1.4 million primarily due to lower advertising sales and marketing headcount and lower commissions on decreased advertising revenues. Additionally, circulation expenses associated with subscription fulfillment of Martha Stewart Living were lower during the three months ended March 31, 2014 as compared to the prior-year period. General and administrative expenses decreased $0.4 million primarily due to lower allocated rent expense of $0.3 million, which was offset by an increase in our Corporate rent allocation to reflect current utilization of office space.
During the three months ended March 31, 2013, we sold our Whole Living subscriber list for an aggregate net gain of $2.7 million, with no comparable gain in the current-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue.

MERCHANDISING SEGMENT

	Three months ended March 31,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$13,084	$11,507	$1,577
Total Merchandising Segment Revenues	13,084	11,507	1,577

Production, distribution and editorial	(1,855)	(3,204)	1,349
Selling and promotion	(387)	(587)	200
General and administrative	(1,523)	(1,623)	100
Depreciation and amortization	(19)	(15)	(4)
Restructuring charges	—	(392)	392
Merchandising Segment Operating Income	$9,300	$5,686	$3,614
Merchandising segment revenues increased 14% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. Also included in royalty and other revenues is the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney. The increases in royalty and other revenues were partially offset by lower design fees from J.C. Penney, lower royalties from The Home Depot and the timing of revenues related to television talent services provided by Emeril Lagasse.
Production, distribution and editorial expenses decreased $1.3 million primarily due to a decrease in compensation related costs, including the reduction of employees who had supported the J.C. Penney design efforts in the prior-year period. Selling and promotion expenses decreased $0.2 million primarily due to lower expenses related to J.C. Penney marketing efforts. General and administrative expenses decreased $0.1 million due to lower allocated rent expense that was offset by an increase in our Corporate rent allocation to reflect current utilization of office space. During the three months ended March 31, 2013, we incurred restructuring charges of $0.4 million that represented employee severance costs.

BROADCASTING SEGMENT

	Three months ended March 31,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$329	$—	$329
Licensing and other	349	1,235	(886)
Total Broadcasting Segment Revenues	678	1,235	(557)

Production, distribution and editorial	(409)	(221)	(188)
Selling and promotion	(63)	—	(63)
General and administrative	(12)	(29)	17
Depreciation and amortization	(1)	(24)	23
Broadcasting Segment Operating Income	$193	$961	$(768)
Broadcasting segment revenues decreased $0.6 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Advertising revenue of $0.3 million represents fees earned from sponsorship revenue related to the third season of Martha Stewart's Cooking School on PBS and radio advertising revenue from Sirius XM, with no comparable revenue in the prior-year period. Licensing and other revenue decreased $0.9 million primarily due to the inclusion in the prior-year period of cable retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show, and lower international television licensing revenue for the three months ended March 31, 2014, as compared to the prior-year period.
Production, distribution and editorial expenses increased $0.2 million primarily due to the costs associated with producing and distributing the third season of Martha Stewart's Cooking School for PBS.

CORPORATE

	Three months ended March 31,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
General and administrative	$(6,084)	$(7,898)	$1,814
Depreciation and amortization	(2,849)	(673)	(2,176)
Restructuring charges	—	(131)	131
Corporate Operating Costs and Expenses	$(8,933)	$(8,702)	$(231)
Corporate operating costs and expenses increased 3% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. General and administrative expenses decreased $1.8 million primarily due to legal fees incurred in the prior-year period related to the Macy's litigation, with no comparable expenses for the three months ended March 31, 2014. In addition, total rent expense decreased due to savings from vacating approximately 21% of our primary office space. For Corporate, total company-wide rent savings were offset by $0.4 million in higher allocated rent expense to Corporate from the reallocation of rent charged to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing and Merchandising segment rent allocation, as discussed above. Depreciation and amortization increased $2.2 million due to the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space.

OTHER ITEMS
Other expense, net. Other expense, net, for the three months ended March 31, 2014 was the result of net realized losses on certain of our short-term investments, inclusive of reclassification adjustments for previously net unrealized losses on available-for-sale securities, of $(0.5) million, compared to $(0.1) million for the three months ended March 31, 2013.
Income tax benefit/(provision). The three months ended March 31, 2014 included a net tax benefit of $0.02 million compared to a net tax provision of $(0.4) million for the three months ended March 31, 2013. The current-year period included a non-recurring tax benefit that resulted from the impact of the 2014 New York corporate tax reform on our effective tax rate used to value deferred tax liabilities.
Net loss. Net loss was $(2.6) million for the three months ended March 31, 2014, compared to net loss of $(3.3) million for the three months ended March 31, 2013, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the three months ended March 31, 2014, our overall cash, cash equivalents, short-term investments and restricted cash and investments increased $18.9 million from December 31, 2013. Despite our operating loss, the increase was due to the collection of receivables from royalties and advertising. Cash, cash equivalents, short-term investments and restricted cash and investments were $65.1 million and $46.2 million at March 31, 2014 and December 31, 2013, respectively.
We have a line of credit with Bank of America for $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. Pursuant to the terms of the Amendment to Amended and Restated Loan Agreement between the Company and Bank of America, N.A. ("Amended Credit Agreement") and the related Pledge Agreement, the line of credit must be secured by cash or investment collateral, which we have presented as "Restricted cash and investments," a component of current assets on our consolidated balance sheets. As of March 31, 2014, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash provided by operating activities was $18.6 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we collected $19.9 million in cash from receivables outstanding as of December 31, 2013 related to royalties and advertising. In addition, our operating loss included non-cash charges, net of non-cash revenues, of $1.8 million, including the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space. Cash provided by operating activities was partially offset by $3.5 million of cash used to pay certain payroll and related liabilities, including severance payments, which were expensed in 2013.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash (used in)/provided by investing activities was $(23.3) million and $7.5 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, cash used in investing activities primarily consisted of net purchases of short-term investments. We also used $0.3 million in cash for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $0.9 million for the three months ended March 31, 2014, which represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
Debt
In May 2013, pursuant to the Amended Credit Agreement, we arranged for a line of credit with Bank of America of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The unused commitment fee is equal to 0.25%. In connection with the Amended Credit Agreement, we entered into a Pledge Agreement, which provides that the line of credit must be secured by cash or investment collateral of at least $5.0 million. We had restricted investments of $4.5 million as of March 31, 2014 and December 31, 2013, and restricted cash of $0.6 million on each of these dates. The aggregate of these amounts is included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets.

The Amended Credit Agreement expires on June 12, 2014, at which time any outstanding amounts borrowed under the agreement become due and payable. As of March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.
Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter due to publication schedules (see chart below) and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year and during national and religious holiday periods. Certain newsstand costs vary from quarter to quarter, particularly newsstand display marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle, but the initial expenses can vary significantly. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the seasonal performance of certain product lines.

First Quarter
2014 Magazine Publication Schedule:
Martha Stewart Living	3 Issues
Martha Stewart Weddings	1 Issue
Special Interest Publications	—

2013 Magazine Publication Schedule:
Martha Stewart Living	3 Issues
Martha Stewart Weddings	1 Issue
Whole Living *	1 Issue
Special Interest Publications	1 Issue
* Whole Living was discontinued after the January/February 2013 issue.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
General
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2013 Form 10-K. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.
Our critical accounting policies and estimates are discussed in detail in the 2013 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” especially under the heading, “Critical Accounting Policies and Estimates.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to our market rate risk for changes in interest rates, as those rates relate to our investment portfolio, from our market risk previously disclosed in our 2013 Form 10-K, under the heading Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the first quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in our 2013 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”

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

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 6, 2014

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document