Form 10-Q
period 2014-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2014-07-30
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of July 29, 2014
Class A, $0.01 par value	31,588,337
Class B, $0.01 par value	25,484,625
Total	57,072,962

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,052	$21,884
Short-term investments	47,637	19,268
Restricted cash and investments	—	5,072
Accounts receivable, net	23,225	39,694
Paper inventory	999	2,901
Other current assets	2,773	3,876
Total current assets	88,686	92,695
PROPERTY AND EQUIPMENT, net	4,579	7,961
GOODWILL	850	850
OTHER INTANGIBLE ASSETS, net	45,200	45,200
OTHER NONCURRENT ASSETS	1,537	1,661
Total assets	$140,852	$148,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,511	$12,464
Accrued payroll and related costs	5,677	8,665
Current portion of deferred subscription revenue	6,412	7,632
Current portion of other deferred revenue	17,673	17,227
Total current liabilities	42,273	45,988
DEFERRED SUBSCRIPTION REVENUE	2,306	3,587
OTHER DEFERRED REVENUE	13,481	17,307
DEFERRED INCOME TAX LIABILITY	7,333	7,094
OTHER NONCURRENT LIABILITIES	3,634	3,916
Total liabilities	69,027	77,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 31,641,859 and 30,704,491 shares issued in 2014 and 2013, respectively; 31,582,459 and 30,645,091 shares outstanding in 2014 and 2013, respectively	316	307
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,484,625 and 25,984,625 shares issued and outstanding in 2014 and 2013, respectively	255	260
Capital in excess of par value	343,926	342,213
Accumulated deficit	(271,887)	(271,051)
Accumulated other comprehensive loss	(10)	(479)
	72,600	71,250
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	71,825	70,475
Total liabilities and shareholders’ equity	$140,852	$148,367
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Publishing	$22,229	$24,190	$41,735	$48,672
Merchandising	14,719	16,116	27,803	27,623
Broadcasting	672	1,892	1,350	3,127
Total revenues	37,620	42,198	70,888	79,422
Production, distribution and editorial	(15,296)	(19,139)	(30,709)	(39,753)
Selling and promotion	(10,165)	(12,296)	(18,262)	(21,947)
General and administrative	(9,086)	(10,156)	(17,995)	(21,359)
Depreciation and amortization	(829)	(1,126)	(3,868)	(2,093)
Restructuring charges	—	(152)	—	(675)
Gain on sale of subscriber list, net	—	35	—	2,724
OPERATING INCOME / (LOSS)	2,244	(636)	54	(3,681)
Interest income / (expense) and other, net	(133)	(168)	(565)	(34)
INCOME / (LOSS) BEFORE INCOME TAXES	2,111	(804)	(511)	(3,715)
Income tax provision	(344)	(376)	(325)	(738)
NET INCOME / (LOSS)	$1,767	$(1,180)	$(836)	$(4,453)
INCOME / (LOSS) PER SHARE – BASIC AND DILUTED
Net Income / (Loss) - Basic	$0.03	$(0.02)	$(0.01)	$(0.07)
Net Income / (Loss) - Diluted	$0.03	$(0.02)	$(0.01)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	56,964,079	67,371,869	56,823,235	67,302,986
Diluted	57,729,551	67,371,869	56,823,235	67,302,986
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income / (loss)	$1,767	$(1,180)	$(836)	$(4,453)
Other comprehensive income / (loss):
Amounts reclassified for net realized losses on available-for-sale securities included in net loss	—	302	491	367
Net unrealized gains / (losses) on available-for-sale securities occurring during the period	16	(153)	(22)	(294)
Other comprehensive income	16	149	469	73
Total comprehensive income / (loss)	$1,783	$(1,031)	$(367)	$(4,380)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2014
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2013	30,705	$307	25,985	$260	$342,213	$(271,051)	$(479)	(59)	$(775)	$70,475
Net loss	—	—	—	—	—	(836)	—	—	—	(836)
Other comprehensive income	—	—	—	—	—	—	469	—	—	469
Conversion of shares (1)	500	5	(500)	(5)	—	—	—	—	—	—
Issuance of shares of stock in conjunction with stock option exercises	282	3	—	—	907	—	—	—	—	910
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	155	1	—	—	(233)	—	—	—	—	(232)
Non-cash equity compensation	—	—	—	—	1,039	—	—	—	—	1,039
Balance at June 30, 2014	31,642	$316	25,485	$255	$343,926	$(271,887)	$(10)	(59)	$(775)	$71,825

(1) The converted shares of Class B Common Stock were retired and returned to the authorized but unissued shares of Class B Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(836)	$(4,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(3,555)	(268)
Depreciation and amortization	3,868	2,093
Non-cash equity compensation	1,039	937
Deferred income tax expense	239	617
Gain on sale of subscriber list, net	—	(2,724)
Other non-cash charges, net	1,203	256
Changes in operating assets and liabilities
Accounts receivable, net	16,469	9,912
Paper inventory	1,902	1,614
Accounts payable and accrued liabilities and other	104	496
Accrued payroll and related costs	(2,988)	(3,145)
Deferred subscription revenue	(2,501)	(4,219)
Deferred revenue	175	(1,911)
Other changes	365	352
Total changes in operating assets and liabilities	13,526	3,099
Net cash provided by / (used in) operating activities	15,484	(443)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(505)	(546)
Purchases of short-term investments	(35,713)	(13,461)
Sales of short-term investments	11,415	16,557
Proceeds from the sale of subscriber list, net	—	673
Net cash (used in) / provided by investing activities	(24,803)	3,223
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	910	27
Change in restricted cash	577	(423)
Net cash provided by / (used in) financing activities	1,487	(396)
Net (decrease) / increase in cash	(7,832)	2,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,884	19,925
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,052	$22,309
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
2. Significant Accounting Policies
Recent accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an update on "Revenue from Contracts with Customers" (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and IFRS. Specifically, it removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. For the Company, this update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.
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

The Company has no liabilities that are measured at fair value on a recurring basis. The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,487	$—	$—	$2,487
U.S. government and agency securities	—	2,521	—	2,521
Corporate obligations	—	24,352	—	24,352
Other fixed income securities	—	531	—	531
International securities	—	16,697	—	16,697
Municipal obligations	—	1,049	—	1,049
Total	$2,487	$45,150	$—	$47,637

	December 31, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,485	$—		$—	$2,485
U.S. government and agency securities	—	2,233		—	2,233
Corporate obligations	—	14,159	*	—	14,159
Other fixed income securities	—	361		—	361
International securities	—	3,048		—	3,048
Municipal obligations	—	1,477		—	1,477
Total	$2,485	$21,278		$—	$23,763
* Included in this amount is a corporate obligation of $4.5 million used to collateralize the Company's line of credit with Bank of America, and was included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheet as of December 31, 2013. Pursuant to an amendment to the loan agreement with Bank of America, effective May 19, 2014, the line of credit is no longer secured by cash or investment collateral. See Note 6, Credit Facilities, for further details.
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
4. Short-Term Investments
The Company's investments consist of marketable debt securities that are classified as available-for-sale and presented as "Short-term investments," a component of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is netted against the related interest income and both are included in "Interest income/(expense) and other, net" on the consolidated statements of operations.
Realized gains and losses are classified as other income or expense and included in "Interest income/(expense) and other, net" on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.
As of June 30, 2014 and December 31, 2013, the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized losses of $(0.02) million as of June 30, 2014, were partially offset by gross unrealized gains of $0.01 million. As of December 31, 2013, gross unrealized losses of $(0.5) million were partially offset by gross unrealized gains of $0.03 million. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of June 30, 2014 and December 31, 2013. Contractual maturities for the Company's available-for-sale securities are generally within two years of June 30, 2014.
During the three months ended June 30, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were insignificant. For the six months ended June 30, 2014, the gross realized gains and losses were $0.03 million and $(0.5) million, respectively, including amounts reclassified out of accumulated other comprehensive loss of $0.03 million and $(0.5) million, respectively. See Note 5, Accumulated Other Comprehensive Loss, for further information.
5. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income/(loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income/(loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains/(losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(479)	$(479)
Amounts reclassified for net realized losses on available-for-sale securities included in net loss *	491	491
Net unrealized losses on available-for-sale securities occurring during the period	(22)	(22)
Balance at June 30, 2014	$(10)	$(10)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Interest income/(expense) and other, net" on the consolidated statements of operations.
6. Credit Facilities
On May 19, 2014, the Company entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which provided for the continued arrangement for a line of credit with Bank of America, N.A. of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%.
Prior to the Amended Credit Agreement, the line of credit had been obligated to be secured by cash or investment collateral of at least $5.0 million. Accordingly, the Company maintained restricted investments of $4.5 million and restricted cash of $0.6 million as of December 31, 2013. The aggregate of these amounts was included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheet as of December 31, 2013. Effective with the May 19, 2014 amendment, the line of credit is no longer secured by cash or investment collateral; instead the Company must maintain unencumbered liquid assets having an aggregate market value of not less than 100% of any outstanding principal amounts, in addition to the aggregate standby letters of credit issued, under the facility.

The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.
7. Depreciation and Amortization
Depreciation and amortization expense was $3.9 million for the six months ended June 30, 2014, including $2.1 million from the non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014.
8. Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax assets will be realized. The Company recorded $0.3 million of net tax expense during the six months ended June 30, 2014. The Company reduced its overall effective tax rate from 41% to 39% during the six months ended June 30, 2014 as a result of the 2014 New York corporate tax reform, which was enacted on March 31, 2014. The amount recorded includes a non-recurring tax benefit to revalue deferred tax liabilities as a result of the change in our effective rate and is offset by tax expense attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of June 30, 2014, the Company had a liability for uncertain tax positions balance of $0.06 million, of which $0.04 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million of interest expense. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.
9. Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table shows the computation of basic and diluted earnings per share for the three month period ended June 30, 2014 (in thousands, except share and per share amounts):

Three months ended June 30, 2014
Numerator:
Net Income	$1,767

Denominator:
Weighted-average shares outstanding	56,964,079
Effect of dilutive securities	765,472
Weighted-average diluted shares	57,729,551

Basic earnings per share	$0.03
Diluted earnings per share	$0.03

Potentially dilutive securities aggregating 3,365,436 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
10. Industry Segments
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The Company is organized into three business segments: Publishing; Merchandising; and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to its magazines (Martha Stewart Living, Martha Stewart Weddings and special weddings issues) and books, as well as its digital operations, which includes the content-driven website, marthastewart.com, and the digital distribution of video content. Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Certain costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of the Company's magazines.
The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are manufactured and distributed by its retail and wholesale partners in exchange for royalty income. Revenues from the Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines. The Merchandising segment also includes the licensing of talent services for television programming produced by or on behalf of third parties.
The Broadcasting segment consists of the Company's limited television production operations, television content library licensing and satellite radio operations.
Segment information for the three months ended June 30, 2014 and 2013 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2014
Revenues	$22,229	$14,719	$672	$—	$37,620
Non–cash equity compensation	(25)	(26)	—	(387)	(438)
Depreciation and amortization	(153)	(10)	(1)	(665)	(829)
Operating (loss) / income	(1,750)	10,995	(131)	(6,870)	2,244
2013
Revenues	$24,190	$16,116	$1,892	$—	$42,198
Non–cash equity compensation	(101)	(45)	1	(234)	(379)
Depreciation and amortization	(274)	(12)	(1)	(839)	(1,126)
Restructuring charges	(140)	—	—	(12)	(152)
Gain on sale of subscriber list, net	35	—	—	—	35
Operating (loss) / income	(5,744)	11,707	1,065	(7,664)	(636)

Segment information for the six months ended June 30, 2014 and 2013 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2014
Revenues	$41,735	$27,803	$1,350	$—	$70,888
Non–cash equity compensation	(83)	(79)	(1)	(876)	(1,039)
Depreciation and amortization	(323)	(29)	(2)	(3,514)	(3,868)
Operating (loss) / income	(4,500)	20,295	62	(15,803)	54
2013
Revenues	$48,672	$27,623	$3,127	$—	$79,422
Non–cash equity compensation *	(245)	(124)	(6)	(587)	(962)
Depreciation and amortization	(529)	(27)	(25)	(1,512)	(2,093)
Restructuring charges *	(140)	(392)	—	(143)	(675)
Gain on sale of subscriber list, net	2,724	—	—	—	2,724
Operating (loss) / income	(6,734)	17,393	2,026	(16,366)	(3,681)
* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $0.9 million in 2013. Included in non-cash equity compensation expense were net reversals of expense of approximately $0.03 million, which was generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's 2013 consolidated statements of operations.
11. Other Information
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
12. Legal Matters
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

•
our ability to develop new or expand existing merchandising and licensing programs or the loss or failure of existing programs, including as a result of financial instability of or disputes with our partners;

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

EXECUTIVE SUMMARY
We are an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. We are organized into three business segments: Publishing; Merchandising; and Broadcasting.
Our strategy to generate growth and profitability includes the following imperatives:

•
Grow our merchandising business by leveraging our brand equity to diversify into new categories and distribution channels, and negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design, both domestically and internationally; and

•	Strengthen our media business by using our content across existing and new distribution channels, including international opportunities, and focusing on digital opportunities.
Summarized below are our operating results for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Total Revenues	$37,620	$42,198	$70,888	$79,422
Total Operating Costs and Expenses	(35,376)	(42,869)	(70,834)	(85,827)
Gain on Sale of Subscriber List, net	—	35	—	2,724
Total Operating Income / (Loss)	$2,244	$(636)	$54	$(3,681)
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. Publishing is our largest business segment, accounting for 59% of our total revenues for the six months ended June 30, 2014. Publishing segment revenues are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Living, Martha Stewart Weddings and special weddings issues, as well as royalties from our book business. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's, J.C. Penney and PetSmart. Our wholesale partnerships include Avery, through December 2014, for our Martha Stewart Home Office line (currently sold at Staples) and Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michaels and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by or on behalf of third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
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

Detailed segment operating results for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Segment Revenues:
Publishing	$22,229	$24,190	$41,735	$48,672
Merchandising	14,719	16,116	27,803	27,623
Broadcasting	672	1,892	1,350	3,127
TOTAL REVENUES	37,620	42,198	70,888	79,422
Segment Operating Costs and Expenses:
Publishing	(23,979)	(29,969)	(46,235)	(58,130)
Merchandising	(3,724)	(4,409)	(7,508)	(10,230)
Broadcasting	(803)	(827)	(1,288)	(1,101)
TOTAL OPERATING COSTS AND EXPENSES Before Corporate Expenses and Gain on Sale of Subscriber List, Net	(28,506)	(35,205)	(55,031)	(69,461)
Publishing - Gain on sale of subscriber list, net	—	35	—	2,724
Segment Operating Income / (Loss):
Publishing	(1,750)	(5,744)	(4,500)	(6,734)
Merchandising	10,995	11,707	20,295	17,393
Broadcasting	(131)	1,065	62	2,026
Total Segment Operating Income Before Corporate Expenses	9,114	7,028	15,857	12,685
Corporate Expenses *	(6,870)	(7,664)	(15,803)	(16,366)
TOTAL OPERATING INCOME / (LOSS)	$2,244	$(636)	$54	$(3,681)
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

Three months ended June 30, 2014 Operating Results Compared to Three Months ended June 30, 2013 Operating Results
For the three months ended June 30, 2014, total revenues decreased 11%, compared to the three months ended June 30, 2013, due to lower print advertising revenue, lower Merchandising segment royalty revenue and lower television sponsorship revenue. These revenue declines were partially offset by higher digital advertising revenue and a non-recurring benefit from our books business.
Our operating costs and expenses before Corporate expenses for three months ended June 30, 2014 decreased $6.7 million or 19% from the prior-year period. This decrease was primarily due to lower production, distribution and editorial costs in our Publishing segment, which included lower physical costs associated with producing and distributing Martha Stewart Living, as well as savings from lower editorial headcount as a result of 2013 restructuring activities. Publishing segment costs also decreased from lower selling and promotion expenses. Total operating costs and expenses before Corporate expenses were also lower from decreased Merchandising expenses, primarily from lower compensation related costs.
Corporate expenses decreased 10% for the three months ended June 30, 2014, as compared to the prior-year period, due to lower legal fees and general cost savings.
Six months ended June 30, 2014 Operating Results Compared to Six Months ended June 30, 2013 Operating Results
For the six months ended June 30, 2014, total revenues decreased 11%, compared to the six months ended June 30, 2013, primarily due to lower print and digital advertising revenues, as well as lower circulation revenues. A portion of the decrease in print advertising and circulation revenues was attributable to revenues earned during the six months ended June 30, 2013 from the special interest publication, Cakes and Cupcakes, the final issue of Whole Living and several Everyday Food supplements, with no comparable revenue in the current-year period. In addition, total revenues decreased due to lower Broadcasting segment revenues.
Our operating costs and expenses before Corporate expenses for the six months ended June 30, 2014 decreased $14.4 million or 21% from the prior-year period. This decrease was primarily due to lower production, distribution and editorial costs in our Publishing segment, which included savings from the three print publications (Cakes and Cupcakes, Whole Living and Everyday Food) that were not produced during the six months ended June 30, 2014. Additionally, there were savings from lower editorial headcount as a result of 2013 restructuring activities, as well as lower physical costs associated with producing and distributing Martha Stewart Living. Publishing segment costs also decreased from lower selling and promotion expenses. Total operating costs and expenses before Corporate expenses were also lower from decreased Merchandising expenses, primarily from lower compensation related costs.
The six months ended June 30, 2013 included the net gain on the sale of the Whole Living subscriber list of $2.7 million, with no comparable gain in the current-year period.
Corporate expenses decreased 3% for the six months ended June 30, 2014, as compared to the prior-year period, due to lower legal fees and general cost savings, partially offset by an increase of $2.0 million in depreciation and amortization expense. The increase in depreciation and amortization was the result of the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space during February 2014. The company-wide decrease in rent expense attributable to this office consolidation was allocated to our business segments based on current utilization of office space.
Liquidity
During the six months ended June 30, 2014, our overall cash, cash equivalents and short-term investments increased $15.5 million from December 31, 2013. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $61.7 million and $46.2 million as of June 30, 2014 and December 31, 2013, respectively.

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013
PUBLISHING SEGMENT

	Three months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$9,259	$12,182	$(2,923)
Digital advertising	5,879	5,379	500
Circulation	6,336	6,437	(101)
Books	416	16	400
Other	339	176	163
Total Publishing Segment Revenues	22,229	24,190	(1,961)

Production, distribution and editorial	(12,863)	(16,034)	3,171
Selling and promotion	(9,621)	(11,771)	2,150
General and administrative	(1,342)	(1,750)	408
Depreciation and amortization	(153)	(274)	121
Restructuring charges	—	(140)	140
Gain on sale of subscriber list, net	—	35	(35)
Publishing Segment Operating Loss	$(1,750)	$(5,744)	$3,994
Publishing segment revenues decreased 8% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a decrease in print advertising revenue of $2.9 million from fewer advertising pages sold at lower rates for both Martha Stewart Living and Martha Stewart Weddings. In addition, the three months ended June 30, 2013 included $0.3 million of advertising revenue from an Everyday Food supplement, with no comparable revenue in the current-year period. Digital advertising revenue increased $0.5 million due to higher display advertising units sold partially offset by lower display advertising rates. Circulation revenue was essentially equal to the prior-year period with moderate increases in newsstand revenue offset by slight declines in subscription revenue. Revenue from Emeril Lagasse branded books included a non-recurring benefit of $0.4 million during the three months ended June 30, 2014 from the early termination of our agreement with HarperCollins Publishers, which arrangement has been replaced with Time Home Entertainment.
Production, distribution and editorial expenses decreased $3.2 million primarily due to lower physical costs associated with producing and distributing Martha Stewart Living from fewer advertising and editorial pages. In addition, editorial expenses decreased as a result of lower editorial headcount from 2013 restructuring activities. Selling and promotion expenses decreased $2.2 million primarily due to lower advertising sales and marketing headcount and lower commissions on decreased advertising revenues. In addition, the prior-year period included expenses associated with the advertising and marketing event, American Made by Martha Stewart, with no comparable expenses during the three months ended June 30, 2014. Selling and promotion expenses also decreased from lower circulation expenses associated with subscription fulfillment of Martha Stewart Living. These decreases in selling and promotion expenses were partially offset by higher costs associated with the increase in digital revenues. General and administrative expenses decreased $0.4 million primarily due to lower allocated rent expense of $0.3 million, which was offset by an increase in our Corporate rent allocation to reflect current utilization of office space.

MERCHANDISING SEGMENT

	Three months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$14,719	$16,116	$(1,397)
Total Merchandising Segment Revenues	14,719	16,116	(1,397)

Production, distribution and editorial	(1,721)	(2,322)	601
Selling and promotion	(466)	(507)	41
General and administrative	(1,527)	(1,568)	41
Depreciation and amortization	(10)	(12)	2
Merchandising Segment Operating Income	$10,995	$11,707	$(712)
Merchandising segment revenues decreased 9% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to the timing of recognition of royalty revenue from our commercial agreement with J.C. Penney. During the three months ended June 30, 2013, we recognized revenue from J.C. Penney that included royalty revenue pertaining to February and March 2013, which revenue had not been recorded previously due to the uncertainty related to litigation in the prior-year period with Macy's. For the current-year period, we recorded three months of lower royalty revenue from J.C. Penney reflecting fewer licensed categories sold at J.C. Penney. In addition, royalty and other revenue declined due to lower royalties from our expiring home office product line with Avery, lower sales at The Home Depot, and the impact of certain expired partnerships. These revenue declines were partially offset by the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney, with no comparable revenue during the three months ended June 30, 2013. The return of those shares was the result of the October 21, 2013 amendment with J.C. Penney, which resulted in an initial increase to deferred revenue of approximately $25 million that will be recognized ratably as non-cash revenue through June 30, 2017. In addition, the current-year period included higher revenues related to television talent services provided by Martha Stewart and Emeril Lagasse.
Production, distribution and editorial expenses decreased $0.6 million primarily due to a decrease in compensation related costs from the reduction of headcount. The decrease in general and administrative expenses included $0.1 million from lower allocated rent expense that was offset by an increase in our Corporate rent allocation to reflect current utilization of office space.

BROADCASTING SEGMENT

	Three months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$547	$1,689	$(1,142)
Licensing and other	125	203	(78)
Total Broadcasting Segment Revenues	672	1,892	(1,220)

Production, distribution and editorial	(712)	(783)	71
Selling and promotion	(78)	(18)	(60)
General and administrative	(12)	(25)	13
Depreciation and amortization	(1)	(1)	—
Broadcasting Segment Operating (Loss) / Income	$(131)	$1,065	$(1,196)
Broadcasting segment revenues decreased $1.2 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to a decrease in advertising revenue of $1.1 million from lower sponsorship revenue related to our programming on PBS. The current-year period included the third season of Martha Bakes, as compared to the second seasons of Martha Stewart's Cooking School and Martha Bakes on PBS during the prior-year period.
Broadcasting segment expenses during the three months ended June 30, 2014 were essentially equal to the prior-year period.

CORPORATE

	Three months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
General and administrative	$(6,205)	$(6,813)	$608
Depreciation and amortization	(665)	(839)	174
Restructuring charges	—	(12)	12
Corporate Operating Costs and Expenses	$(6,870)	$(7,664)	$794
Corporate operating costs and expenses decreased 10% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to a decrease in general and administrative expenses of $0.6 million from lower legal and related fees and general cost savings. The prior-year period included costs incurred related to the then ongoing litigation with Macy's. In addition, total rent expense decreased due to savings from vacating approximately 21% of our primary office space in February 2014. For Corporate, total company-wide rent savings were offset by $0.4 million in higher allocated rent expense to Corporate from the reallocation of rent charged to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing and Merchandising segment rent allocation, as discussed above.

OTHER ITEMS
Net Income / (Loss). Net income was $1.8 million for the three months ended June 30, 2014, compared to net loss of $(1.2) million for the three months ended June 30, 2013, as a result of the factors described above.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013
PUBLISHING SEGMENT

	Six months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$18,944	$22,877	$(3,933)
Digital advertising	9,093	10,168	(1,075)
Circulation	12,604	14,355	(1,751)
Books	579	831	(252)
Other	515	441	74
Total Publishing Segment Revenues	41,735	48,672	(6,937)

Production, distribution and editorial	(26,012)	(33,223)	7,211
Selling and promotion	(17,268)	(20,835)	3,567
General and administrative	(2,632)	(3,403)	771
Depreciation and amortization	(323)	(529)	206
Restructuring charges	—	(140)	140
Gain on sale of subscriber list, net	—	2,724	(2,724)
Publishing Segment Operating Loss	$(4,500)	$(6,734)	$2,234
Publishing segment revenues decreased 14% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to a decrease in print advertising revenue of $3.9 million from fewer advertising pages sold at lower rates for both Martha Stewart Living and Martha Stewart Weddings. In addition, the six months ended June 30, 2013 included $0.8 million of advertising revenue from the final issue of Whole Living and several Everyday Food supplements, with no comparable revenue in the current-year period. Digital advertising revenue decreased $1.1 million due to lower advertising rates and fewer display and video advertising units sold for the six months ended June 30, 2014 as compared to the prior-year period. Circulation revenue decreased $1.8 million primarily due to $1.2 million of prior-year period newsstand revenue from the special interest publication, Cakes and Cupcakes, and newsstand and subscription revenues from the final issue of Whole Living, with no comparable revenues during the six months ended June 30, 2014. In addition, subscription revenue from Martha Stewart Living decreased due to an average lower rate per copy. Royalties from Martha Stewart books from our multi-book agreement with The Crown Publishing Group (Clarkson Potter) decreased $0.3 million due to the delivery of a high-value manuscript during the six months ended June 30, 2013, with no similar manuscript delivery in the current-year period. The decrease in books revenue was partially offset by a non-recurring benefit during the six months ended June 30, 2014 from the early termination of our agreement with HarperCollins Publishers related to Emeril Lagasse branded books, which arrangement has been replaced with Time Home Entertainment.
Production, distribution and editorial expenses decreased $7.2 million primarily due to $1.9 million in costs related to the final issue of Whole Living, the special interest publication, Cakes and Cupcakes, and several Everyday Food supplements, with no comparable expenses during the six months ended June 30, 2014. In addition, editorial expenses decreased as a result of lower editorial headcount from 2013 restructuring activities. Physical costs associated with producing and distributing Martha Stewart Living were also lower due to fewer advertising and editorial pages. Selling and promotion expenses decreased $3.6 million primarily due to lower advertising sales and marketing headcount and lower commissions on decreased advertising revenues. In addition, the prior-year period included expenses associated with the advertising and marketing event, American Made by Martha Stewart, with no comparable expenses during the six months ended June 30, 2014. Selling and promotion expenses also decreased from lower circulation expenses associated with subscription fulfillment of Martha Stewart Living. These decreases in selling and promotion expenses were partially offset by higher costs associated with digital advertising sales efforts. General and administrative expenses decreased $0.8 million primarily due to lower allocated rent expense of $0.6 million, which was offset by an increase in our Corporate rent allocation to reflect current utilization of office space.
During the six months ended June 30, 2013, we sold our Whole Living subscriber list for an aggregate net gain of $2.7 million, with no comparable gain in the current-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue.

MERCHANDISING SEGMENT

	Six months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$27,803	$27,623	$180
Total Merchandising Segment Revenues	27,803	27,623	180

Production, distribution and editorial	(3,576)	(5,526)	1,950
Selling and promotion	(853)	(1,094)	241
General and administrative	(3,050)	(3,191)	141
Depreciation and amortization	(29)	(27)	(2)
Restructuring charges	—	(392)	392
Merchandising Segment Operating Income	$20,295	$17,393	$2,902
Merchandising segment revenues increased 1% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney. The return of those shares was the result of the October 21, 2013 amendment with J.C. Penney, which resulted in an initial increase to deferred revenue of approximately $25 million that will be recognized ratably as non-cash revenue through June 30, 2017. In addition, the current-year period included higher revenues related to television talent services provided by Martha Stewart and Emeril Lagasse. The increases in royalty and other revenues were partially offset by lower design fees and royalties from J.C. Penney, lower sales at The Home Depot and lower royalties from our expiring home office product line with Avery, as well as the impact of certain expired partnerships.
Production, distribution and editorial expenses decreased $2.0 million primarily due to a decrease in compensation related costs, including the reduction of employees who had supported the J.C. Penney design efforts in the prior-year period. Selling and promotion expenses decreased $0.2 million primarily due to lower expenses related to J.C. Penney marketing efforts. General and administrative expenses decreased $0.1 million primarily due to lower allocated rent expense of $0.2 million, which was offset by an increase in our Corporate rent allocation to reflect current utilization of office space. During the six months ended June 30, 2013, we incurred restructuring charges of $0.4 million that represented employee severance costs.

BROADCASTING SEGMENT

	Six months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$876	$1,678	$(802)
Licensing and other	474	1,449	(975)
Total Broadcasting Segment Revenues	1,350	3,127	(1,777)

Production, distribution and editorial	(1,121)	(1,004)	(117)
Selling and promotion	(141)	(18)	(123)
General and administrative	(24)	(54)	30
Depreciation and amortization	(2)	(25)	23
Broadcasting Segment Operating Income	$62	$2,026	$(1,964)
Broadcasting segment revenues decreased $1.8 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Advertising revenue decreased $0.8 million due to lower fees earned from sponsorship revenue related to the third seasons of Martha Stewart's Cooking School and Martha Bakes on PBS with lower rates, as compared to the prior-year period's second seasons of those shows on PBS. Licensing and other revenue decreased $1.0 million primarily due to the inclusion in the prior-year period of cable retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show, and lower international television licensing revenue for the six months ended June 30, 2014, as compared to the prior-year period.
Production, distribution and editorial expenses increased $0.1 million primarily due to higher costs associated with producing and distributing the third seasons of Martha Stewart's Cooking School and Martha Bakes on PBS, as compared to the prior-year period's second seasons of those shows. Selling and promotion expenses increased $0.1 million due to the inclusion of headcount to support advertising sales efforts.

CORPORATE

	Six months ended June 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
General and administrative	$(12,289)	$(14,711)	$2,422
Depreciation and amortization	(3,514)	(1,512)	(2,002)
Restructuring charges	—	(143)	143
Corporate Operating Costs and Expenses	$(15,803)	$(16,366)	$563
Corporate operating costs and expenses decreased 3% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. General and administrative expenses decreased $2.4 million primarily due to lower legal and related fees and general cost savings. The prior-year period included costs related to the then ongoing litigation with Macy's. In addition, total rent expense decreased due to savings from vacating approximately 21% of our primary office space in February 2014. For Corporate, total company-wide rent savings were offset by $0.8 million in higher allocated rent expense to Corporate from the reallocation of rent charged to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing and Merchandising segment rent allocation, as discussed above. Depreciation and amortization increased $2.0 million due to the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space.

OTHER ITEMS
Income tax benefit/(provision). The six months ended June 30, 2014 included a non-recurring tax benefit that resulted from the impact of the 2014 New York corporate tax reform on our effective tax rate used to value deferred tax liabilities.
Net loss. Net loss was $(0.8) million for the six months ended June 30, 2014, compared to net loss of $(4.5) million for the six months ended June 30, 2013, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the six months ended June 30, 2014, our overall cash, cash equivalents and short-term investments increased $15.5 million from December 31, 2013. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $61.7 million and $46.2 million as of June 30, 2014 and December 31, 2013, respectively.
On May 19, 2014, we entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which provided for the continued arrangement for a line of credit with Bank of America, N.A. of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. As of June 30, 2014, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash provided by/(used in) operating activities was $15.5 million and $(0.4) million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we collected $16.5 million in cash from receivables outstanding as of December 31, 2013 related to royalties and advertising. In addition, our net loss included non-cash charges, net of non-cash revenues, of $2.8 million, including the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space. Cash provided by operating activities was partially offset by $3.0 million of cash used to pay certain payroll and related liabilities, including severance payments, which were expensed during 2013.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash (used in)/provided by investing activities was $(24.8) million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, cash used in investing activities primarily consisted of net purchases of short-term investments. We also used $0.5 million in cash for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash flows provided by/(used in) financing activities were $1.5 million and $(0.4) million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, cash provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Additionally, in connection with the Amended Credit Agreement, we are no longer obligated to secure our line of credit with cash or investment collateral and therefore released the restricted cash and investments that had been presented as a component of current assets on the consolidated balance sheets.
Debt
Borrowings under our $5.0 million line of credit, pursuant to the Amended Credit Agreement, are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%.
Prior to the Amended Credit Agreement, our line of credit had been obligated to be secured by cash or investment collateral of at least $5.0 million. Accordingly, we maintained restricted investments of $4.5 million and restricted cash of $0.6 million as of December 31, 2013. The aggregate of these amounts was included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets as of December 31, 2013.

Pursuant to the Amended Credit Agreement, the line of credit is no longer secured by cash or investment collateral; instead we must maintain unencumbered liquid assets having an aggregate market value of not less than 100% of any outstanding principal amounts, in addition to the aggregate standby letters of credit issued, under the facility.
The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.
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

	First Quarter	Second Quarter
2014 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue
Special Interest Publications *	—	1 Issue

2013 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues
Martha Stewart Weddings	1 Issue	1 Issue
Whole Living **	1 Issue	—
Special Interest Publications ***	1 Issue	1 Issue
* Special Interest Publications for the six months ended June 30, 2014 consisted of one special weddings issue.
** Whole Living was discontinued after the January/February 2013 issue.
*** Special Interest Publications for the six months ended June 30, 2013 consisted of Cakes and Cupcakes and one special weddings issue.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
General
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2013 Form 10-K. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made. Changes in these estimates or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of long-lived assets, goodwill and other intangible assets, income taxes, and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the second quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

10.1	Amendment, dated May 19, 2014 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	July 30, 2014

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Amendment, dated May 19, 2014 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document