Form 10-Q
period 2014-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2014-10-31
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of October 29, 2014
Class A, $0.01 par value	31,851,843
Class B, $0.01 par value	25,234,625
Total	57,086,468

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,747	$21,884
Short-term investments	47,343	19,268
Restricted cash and investments	—	5,072
Accounts receivable, net	20,491	39,694
Paper inventory	317	2,901
Other current assets	4,301	3,876
Total current assets	78,199	92,695
PROPERTY AND EQUIPMENT, net	3,916	7,961
GOODWILL	—	850
INTANGIBLE ASSET - TRADEMARKS	34,700	45,200
OTHER NONCURRENT ASSETS	1,477	1,661
Total assets	$118,292	$148,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,659	$12,464
Accrued payroll and related costs	3,978	8,665
Current portion of deferred subscription revenue	6,357	7,632
Current portion of other deferred revenue	13,778	17,227
Total current liabilities	35,772	45,988
DEFERRED SUBSCRIPTION REVENUE	2,654	3,587
OTHER DEFERRED REVENUE	11,785	17,307
DEFERRED INCOME TAX LIABILITY	3,560	7,094
OTHER NONCURRENT LIABILITIES	3,341	3,916
Total liabilities	57,112	77,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 31,911,243 and 30,704,491 shares issued in 2014 and 2013, respectively; 31,851,843 and 30,645,091 shares outstanding in 2014 and 2013, respectively	319	307
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 25,234,625 and 25,984,625 shares issued and outstanding in 2014 and 2013, respectively	252	260
Capital in excess of par value	344,346	342,213
Accumulated deficit	(282,952)	(271,051)
Accumulated other comprehensive loss	(10)	(479)
	61,955	71,250
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	61,180	70,475
Total liabilities and shareholders’ equity	$118,292	$148,367
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Publishing	$15,781	$19,401	$57,516	$68,073
Merchandising	13,691	14,153	41,494	41,776
Broadcasting	139	294	1,489	3,421
Total revenues	29,611	33,848	100,499	113,270
Production, distribution and editorial	(13,988)	(16,579)	(44,697)	(56,332)
Selling and promotion	(9,081)	(10,401)	(27,343)	(32,348)
General and administrative	(9,259)	(10,097)	(27,254)	(31,456)
Depreciation and amortization	(783)	(847)	(4,651)	(2,940)
Impairment of trademark and goodwill	(11,350)	—	(11,350)	—
Restructuring charges	—	—	—	(675)
Gain on sale of subscriber list, net	—	—	—	2,724
OPERATING LOSS	(14,850)	(4,076)	(14,796)	(7,757)
Interest income / (expense) and other, net	52	118	(513)	85
LOSS BEFORE INCOME TAXES	(14,798)	(3,958)	(15,309)	(7,672)
Income tax benefit / (provision)	3,733	(337)	3,408	(1,076)
NET LOSS	$(11,065)	$(4,295)	$(11,901)	$(8,748)
LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.19)	$(0.06)	$(0.21)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	57,074,872	67,490,820	56,908,036	67,366,285
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(11,065)	$(4,295)	$(11,901)	$(8,748)
Other comprehensive income / (loss):
Amounts reclassified for net realized losses on available-for-sale securities included in net loss	—	6	491	373
Net unrealized losses on available-for-sale securities occurring during the period	—	(54)	(22)	(349)
Other comprehensive (loss) / income	—	(48)	469	24
Total comprehensive loss	$(11,065)	$(4,343)	$(11,432)	$(8,724)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2014
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2013	30,705	$307	25,985	$260	$342,213	$(271,051)	$(479)	(59)	$(775)	$70,475
Net loss	—	—	—	—	—	(11,901)	—	—	—	(11,901)
Other comprehensive income	—	—	—	—	—	—	469	—	—	469
Conversion of shares (1)	750	8	(750)	(8)	—	—	—	—	—	—
Issuance of shares of stock in conjunction with stock option exercises	282	3	—	—	907	—	—	—	—	910
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	174	1	—	—	(287)	—	—	—	—	(286)
Non-cash equity compensation	—	—	—	—	1,513	—	—	—	—	1,513
Balance at September 30, 2014	31,911	$319	25,235	$252	$344,346	$(282,952)	$(10)	(59)	$(775)	$61,180

(1) The converted shares of Class B Common Stock were retired and returned to the authorized but unissued shares of Class B Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,901)	$(8,748)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Non-cash revenue	(5,311)	(403)
Depreciation and amortization	4,651	2,940
Impairment of trademark and goodwill	11,350	—
Non-cash equity compensation	1,513	1,356
Deferred income tax (benefit) / expense	(3,534)	925
Gain on sale of subscriber list, net	—	(2,724)
Other non-cash charges, net	1,209	60
Changes in operating assets and liabilities
Accounts receivable, net	19,203	9,427
Paper inventory	2,584	851
Accounts payable and accrued liabilities and other	(749)	360
Accrued payroll and related costs	(4,687)	(4,460)
Deferred subscription revenue	(2,208)	(4,956)
Deferred revenue	(3,660)	(1,725)
Other changes	(942)	(178)
Total changes in operating assets and liabilities	9,541	(681)
Net cash provided by / (used in) operating activities	7,518	(7,275)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(624)	(908)
Purchases of short-term investments	(41,569)	(16,353)
Sales of short-term investments	17,337	19,270
Proceeds from the sale of subscriber list, net	—	673
Net cash (used in) / provided by investing activities	(24,856)	2,682
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	910	60
Shares withheld in payment of employee tax obligations	(286)	(443)
Change in restricted cash	577	(470)
Net cash provided by / (used in) financing activities	1,201	(853)
Net decrease in cash	(16,137)	(5,446)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,884	19,925
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,747	$14,479
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

The Company has no liabilities that are measured at fair value on a recurring basis. The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,492	$—	$—	$2,492
U.S. government and agency securities	—	2,914	—	2,914
Corporate obligations	—	28,059	—	28,059
Other fixed income securities	—	437	—	437
International securities	—	12,894	—	12,894
Municipal obligations	—	547	—	547
Total	$2,492	$44,851	$—	$47,343

	December 31, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,485	$—		$—	$2,485
U.S. government and agency securities	—	2,233		—	2,233
Corporate obligations	—	14,159	*	—	14,159
Other fixed income securities	—	361		—	361
International securities	—	3,048		—	3,048
Municipal obligations	—	1,477		—	1,477
Total	$2,485	$21,278		$—	$23,763
* Included in this amount is a corporate obligation of $4.5 million used to collateralize the Company's line of credit with Bank of America, and was included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheet as of December 31, 2013. Pursuant to an amendment to the loan agreement with Bank of America, effective May 19, 2014, the line of credit is no longer secured by cash or investment collateral. See Note 7, Credit Facilities, for further details.
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. The Company evaluates the recoverability of its indefinite-lived intangible asset and goodwill by performing impairment tests on an annual basis, as of October 1st, or when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any resulting asset impairment requires that the asset be recorded at its fair value. The Company's valuation methods to determine fair value utilize significant Level 3 unobservable inputs, which include discount rates, long-term growth rates and royalty rates.

During the three months ended September 30, 2014, the Company performed an interim review of the indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. As a result, during the three and nine months ended September 30, 2014, the Company recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to their fair value. See Note 6, Intangible Asset and Goodwill, for further information.
4. Short-Term Investments
The Company's investments consist of marketable debt securities that are classified as available-for-sale and presented as "Short-term investments," a component of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is netted against the related interest income and both are included in "Interest income/(expense) and other, net" in the Consolidated Statements of Operations.
Realized gains and losses are classified as other income or expense and included in "Interest income/(expense) and other, net" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.
As of September 30, 2014 and December 31, 2013, the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized losses of $(0.02) million as of September 30, 2014, were partially offset by gross unrealized gains of $0.01 million. As of December 31, 2013, gross unrealized losses of $(0.5) million were partially offset by gross unrealized gains of $0.03 million. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of September 30, 2014 and December 31, 2013. Contractual maturities for the Company's available-for-sale securities are generally within two years of September 30, 2014.
During the three months ended September 30, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were insignificant. For the nine months ended September 30, 2014, the gross realized gains and losses were $0.03 million and $(0.5) million, respectively, including amounts reclassified out of accumulated other comprehensive loss of $0.03 million and $(0.5) million, respectively. See Note 5, Accumulated Other Comprehensive Loss, for further information.
5. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income/(loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income/(loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains/(losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(479)	$(479)
Amounts reclassified for net realized losses on available-for-sale securities included in net loss *	491	491
Net unrealized losses on available-for-sale securities occurring during the period	(22)	(22)
Balance at September 30, 2014	$(10)	$(10)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Interest income/(expense) and other, net" in the Consolidated Statements of Operations.

6. Intangible Asset and Goodwill
Indefinite-lived intangible asset
The Company has an indefinite-lived intangible asset that is comprised of trademarks that were purchased on April 2, 2008 as part of the acquisition of the businesses owned and operated by Emeril Lagasse and certain affiliated parties, except for Emeril Lagasse’s restaurant-related business and foundation. This intangible asset, reported within the Merchandising segment, had carrying amounts as of December 31, 2013 and September 30, 2014 as set forth in the schedule below:

Intangible Asset - Trademarks
Balance at December 31, 2013	$45,200
Impairment Charge	(10,500)
Balance at September 30, 2014	$34,700
The Company's trademarks, which are classified as intangible assets with indefinite useful lives, are reviewed annually on October 1st, or more frequently if circumstances warrant, for impairment by applying a fair-value based test in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other" ("ASC 350"). The Company performs the impairment test by comparing the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge for the excess value must be recorded. The Company estimates fair value using the discounted cash flow ("DCF") valuation methodology, in which future after-tax cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. The Company’s estimates, which are Level 3 unobservable inputs, are based on historical results and current economic and market trends, which drive key assumptions of revenue growth rates and operating margins, and therefore, are subject to uncertainty.
The Company’s annual test of its trademarks as of October 1, 2013 included a DCF analysis that was based on estimated long-term growth projections for the Emeril Lagasse business. At that time, the assumptions used for the 2014 fiscal year and beyond included growth in royalty revenue in the housewares and new food categories.
During the nine months ended September 30, 2014, the financial results of the Emeril Lagasse business were lower than expected, largely as a result of lower wholesale royalties in the housewares category that were impacted by a slower than expected start of certain new initiatives. In September 2014, in connection with the Company's 2015 budgeting process, the Company determined that: (1) the expected increase in wholesale royalties in the housewares category would be delayed; (2) the distribution of housewares products to wider retail outlets was less certain; and (3) new food licensing partnerships that were expected to generate long-term growth were not yet meeting expectations. Accordingly, the Company reduced its long-term projections with respect to both the housewares and new food licensing businesses. As a result of lower-than-expected financial results and lower long-term projections, and in conjunction with the overall evaluation of the business, the Company determined that a triggering event had occurred during the three months ended September 30, 2014.
The Company completed an evaluation of the fair value of its indefinite-lived trademarks as of September 30, 2014 using a DCF analysis, which included lower future growth assumptions, as discussed above. Other significant assumptions used in this DCF analysis included expected future margins, the discount rate and the perpetual growth rate. These assumptions are considered Level 3 unobservable inputs under the fair value hierarchy established by ASC 820, "Fair Value Measurements and Disclosures." As of September 30, 2014, the DCF analysis provided for a fair value of $34.7 million, which was below the carrying value of $45.2 million. This difference resulted in a non-cash intangible asset impairment charge of $10.5 million for the three months ended September 30, 2014. The impairment charge is included in "Impairment of trademark and goodwill" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
Although the Company considered all current information in calculating the amount of the impairment charge, future changes in events or circumstances could result in further decreases in the fair value of its indefinite-lived intangible asset. If actual results differ from the Company’s estimate of future cash flows, revenues, earnings and other factors, the Company may record additional impairment charges in the future.

Goodwill
The Company also had goodwill that was generated upon the April 2, 2008 acquisition of certain businesses owned and operated by Emeril Lagasse and certain affiliated parties. This goodwill, reported within the Merchandising segment, had carrying amounts as of December 31, 2013 and September 30, 2014 as set forth in the schedule below:

Goodwill
Balance at December 31, 2013	$850
Impairment charge	(850)
Balance at September 30, 2014	$—
The Company reviews goodwill for impairment by applying a fair-value based test annually on October 1st, or more frequently if circumstances warrant, in accordance with ASC 350. Goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill, using a DCF valuation method. Future after-tax cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. The Company’s estimates, which are Level 3 unobservable inputs, are based on historical results and current economic and market trends, which drive key assumptions of revenue growth rates and operating margins, and therefore, are subject to uncertainty. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is considered not impaired, thus rendering the second step in impairment testing unnecessary. If the fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge for the excess value must be recorded.
As a result of the intangible asset impairment charge associated with the Emeril Lagasse trademarks, described above, the Company determined that a triggering event had also occurred with respect to the goodwill associated with the Emeril Lagasse business during the three months ended September 30, 2014. The Company considers all business related to Emeril Lagasse to be aggregated into a single reporting unit, which is a component of the Merchandising segment. The Company calculated the fair value of the reporting unit using a DCF analysis based upon updated long-term projections as of September 30, 2014, which included lowered expectations for both the housewares and new food categories and lower future growth assumptions. Other significant assumptions used in this DCF analysis included expected future margins, the discount rate and the perpetual growth rate. All these assumptions are considered Level 3 unobservable inputs under the fair value hierarchy established by ASC 820, "Fair Value Measurements and Disclosures."
The step one impairment test as of September 30, 2014 resulted in a fair value of the reporting unit that was less than its carrying value. Therefore, the Company performed the second step of the goodwill impairment test in which the implied fair value of the reporting unit’s goodwill was compared to the carrying value of its goodwill. The implied fair value of the reporting unit’s goodwill was determined based on the difference between the fair value of the reporting unit and the net fair value of its identifiable assets and liabilities, which included minimal accounts receivable, accounts payable and deferred revenue. The reporting unit’s identifiable assets also included the revalued indefinite-lived intangible asset described above. As a result of performing this goodwill impairment test as of September 30, 2014, the Company determined that the implied fair value of the Emeril Lagasse reporting unit’s goodwill was zero. Therefore, the Company also recorded a non-recurring, non-cash goodwill impairment charge of $0.9 million for the three-month period ended September 30, 2014. The impairment charge is included in "Impairment of trademark and goodwill" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
7. Credit Facilities
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
The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.
8. Depreciation and Amortization
Depreciation and amortization expense was $4.7 million for the nine months ended September 30, 2014, including $2.1 million from the non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014.
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
The Company recorded $3.4 million of net tax benefit during the nine months ended September 30, 2014. The benefit was primarily related to the tax impact from the impairment of an indefinite-lived intangible asset and goodwill (see Note 6, Intangible Asset and Goodwill, for further information). Due to the indefinite life of the intangible asset and goodwill for book purposes, the related deferred tax liability cannot serve as a source of taxable income to support deferred tax assets. Therefore, the impairment resulted in a reduction to the deferred tax liability previously recorded to the Consolidated Statements of Operations. In addition, the amount recorded during the nine months ended September 30, 2014 included a non-recurring tax benefit to revalue deferred tax liabilities as a result of the change in the state rate for which deferred taxes are measured.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2014, the Company had a liability for uncertain tax positions balance of $0.06 million, of which $0.04 million represented unrecognized tax benefits, which if recognized at some point in the future would favorably impact the effective tax rate, and $0.02 million of interest expense. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003.
10. Industry Segments
The Company is an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. The Company is organized into three business segments: Publishing; Merchandising; and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to its magazines (Martha Stewart Living, Martha Stewart Weddings and special weddings issues) and books, as well as its digital operations, which include the content-driven website, marthastewart.com, and the digital distribution of video content. Publishing segment results can vary from quarter to quarter due to publication schedules and seasonality of certain types of advertising. Certain costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of the Company's magazines.
Subsequent to the Company's fiscal quarter ended September 30, 2014, the Company entered into two agreements on October 14, 2014 with Meredith Corporation (“Meredith”), whereby Meredith will assume responsibility for advertisement sales, circulation and production in the United States and Canada of the Martha Stewart Living, Martha Stewart Weddings and related special weddings magazines, and will host, operate, maintain, and provide advertisement sales and related functions for marthastewart.com, marthastewartweddings.com and the Company's related digital assets, including its vast video library. The Company will continue to create and provide all editorial content for these magazines and digital properties. The agreements are effective November 1, 2014 and Meredith will begin delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings. See Note 13, Subsequent Events, for further discussion of these Publishing segment agreements.
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
Segment information for the three months ended September 30, 2014 and 2013 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2014
Revenues *	$15,781	$13,691	$139	$—	$29,611
Non–cash equity compensation	(28)	(10)	—	(436)	(474)
Depreciation and amortization	(135)	(11)	(1)	(636)	(783)
Impairment of trademark and goodwill	—	(11,350)	—	—	(11,350)
Operating loss	(6,246)	(1,548)	(36)	(7,020)	(14,850)
2013
Revenues	$19,401	$14,153	$294	$—	$33,848
Non–cash equity compensation	(85)	(57)	(1)	(276)	(419)
Depreciation and amortization	(200)	(12)	(1)	(634)	(847)
Operating (loss) / income	(6,260)	9,479	(214)	(7,081)	(4,076)

Segment information for the nine months ended September 30, 2014 and 2013 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2014
Revenues *	$57,516	$41,494	$1,489	$—	$100,499
Non–cash equity compensation	(111)	(89)	(1)	(1,312)	(1,513)
Depreciation and amortization	(458)	(40)	(3)	(4,150)	(4,651)
Impairment of trademark and goodwill	—	(11,350)	—	—	(11,350)
Operating (loss) / income	(10,746)	18,747	26	(22,823)	(14,796)
Total Assets ***	13,230	43,451	894	60,717	118,292
2013
Revenues	$68,073	$41,776	$3,421	$—	$113,270
Non–cash equity compensation **	(330)	(181)	(7)	(863)	(1,381)
Depreciation and amortization	(729)	(39)	(26)	(2,146)	(2,940)
Restructuring charges **	(140)	(392)	—	(143)	(675)
Gain on sale of subscriber list, net	2,724	—	—	—	2,724
Operating (loss) / income	(12,994)	26,872	1,812	(23,447)	(7,757)
* Included in revenues is the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of the Company's Class A Common Stock from J.C. Penney in October 2013 pursuant to a contract amendment with J.C. Penney, which resulted in an initial increase to deferred revenue of $24.9 million that is recognized ratably as non-cash revenue through June 30, 2017. For the three and nine months ended September 30, 2014, these non-cash revenues totaled $1.7 million and $5.0 million, respectively.

** As disclosed on the Company's Consolidated Statements of Cash Flows, total non-cash equity compensation expense was $1.4 million during the nine months ended September 30, 2013. Included in non-cash equity compensation expense were net reversals of expense of approximately $0.03 million, which was generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's 2013 Consolidated Statements of Operations.
*** In accordance with ASC 280, Segment Reporting, total assets are disclosed as of September 30, 2014 in order to reflect the material change in the Merchandising segment’s intangible asset and goodwill from the amount disclosed as of December 31, 2013. See Note 6, Intangible Asset and Goodwill, for discussion of the impairment charges which reduced these asset values.
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
13. Subsequent Events
On October 14, 2014, the Company and Meredith Corporation entered into the Magazine, Content Creation and Licensing Agreement (the “MS Living Agreement”).
Pursuant to the MS Living Agreement, Meredith will assume responsibility for advertisement sales, circulation and production in the United States and Canada of the Martha Stewart Living magazine and host, operate, maintain, and provide advertisement sales and related functions for www.marthastewart.com, www.marthastewartweddings.com and MSLO’s related digital assets, including its vast video library. The Company will continue to create and provide all editorial content for Martha Stewart Living and www.marthastewart.com. Pursuant to the MS Living Agreement: (1) Meredith will pay the Company for content for Martha Stewart Living; (2) the Company will share in digital advertising revenues, including video advertising revenues, received by Meredith; and (3) Meredith will pay the Company a share of the operating profit from producing and distributing Martha Stewart Living.
Concurrently with the MS Living Agreement, the parties also entered into the Magazine Publishing Agreement (the “MS Weddings Agreement”), under which Meredith will assume responsibility for advertisement sales, circulation and production in the United States and Canada of the Martha Stewart Weddings magazine and related special publications, including Martha Stewart’s Real Weddings. The MS Weddings Agreement provides that Meredith will provide such services on a cost-plus basis.
The MS Living Agreement and the MS Weddings Agreement are each effective November 1, 2014 and Meredith will begin delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings.
During the three months ending December 31, 2014, the Company expects to incur restructuring charges, principally for severance, of approximately $2.0 million to $3.0 million.

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

•	the continued success of our brands and the reputation and popularity of Martha Stewart and Emeril Lagasse;

•	adverse reactions to publicity relating to Ms. Stewart or Mr. Lagasse by consumers, advertisers and business partners;

•	loss of the services of Ms. Stewart or Mr. Lagasse;

•	loss of key executives;

•	our ability to successfully implement our growth strategies;

•
our ability to develop new or expand existing merchandising and licensing programs or the loss or failure of existing programs, including as a result of financial instability of or disputes with our partners;

•	failure to predict, respond to and influence trends in consumer taste;

•	our inability to successfully and profitably develop or introduce new products and services;

•	our ability to effectively transition certain of our Publishing segment operations to Meredith Corporation, effective November 1, 2014;

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
Our strategy to generate growth and profitability includes the following imperatives:

•
Grow our merchandising business, both domestically and internationally, by leveraging our brand equity to diversify into new categories and distribution channels, and negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design; and

•	Strengthen our media business by using our content across existing and new distribution channels, including through Meredith Corporation, and other international opportunities.
Summarized below are our operating results for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014 (unaudited)		2013 (unaudited)	2014 (unaudited)		2013 (unaudited)
Total Revenues	$29,611		$33,848	$100,499		$113,270
Total Operating Costs and Expenses	(44,461)	*	(37,924)	(115,295)	*	(123,751)
Gain on Sale of Subscriber List, net	—		—	—		2,724
Total Operating Loss	$(14,850)		$(4,076)	$(14,796)		$(7,757)
* Merchandising segment operating costs and expenses included a non-cash intangible asset and goodwill impairment charge of $11.4 million.
We generate revenue from various sources such as advertising customers, magazine circulation and licensing partners. Publishing is our largest business segment, accounting for 57% of our total revenues for the nine months ended September 30, 2014. Publishing segment revenues are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Living, Martha Stewart Weddings and special weddings issues, as well as royalties from our book business. Publishing segment revenue also includes advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's, J.C. Penney and PetSmart. Our wholesale partnerships include Avery, through December 2014, for our Martha Stewart Home Office line (currently sold at Staples) and Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michaels and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by or on behalf of third parties. Broadcasting segment revenues include our limited television production operations, television content library licensing and satellite radio operations.
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
Subsequent to our fiscal quarter ended September 30, 2014, we entered into two agreements on October 14, 2014 with Meredith Corporation (“Meredith”), whereby Meredith will assume responsibility for advertisement sales, circulation and production in the United States and Canada of the Martha Stewart Living magazine, Martha Stewart Weddings and related special weddings magazines and will host, operate, maintain, and provide advertisement sales and related functions for www.marthastewart.com, www.marthastewartweddings.com and our related digital assets, including our vast video library. We will continue to create and provide all editorial content for these magazines and digital properties. The agreements are effective November 1, 2014 and Meredith will begin delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings. During the three months ending December 31, 2014, we expect to incur restructuring charges, principally for severance, of approximately $2.0 to $3.0 million.

Detailed segment operating results for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Segment Revenues:
Publishing	$15,781	$19,401	$57,516	$68,073
Merchandising	13,691	14,153	41,494	41,776
Broadcasting	139	294	1,489	3,421
TOTAL REVENUES	29,611	33,848	100,499	113,270
Segment Operating Costs and Expenses:
Publishing	(22,027)	(25,661)	(68,262)	(83,791)
Merchandising *	(15,239)	(4,674)	(22,747)	(14,904)
Broadcasting	(175)	(508)	(1,463)	(1,609)
TOTAL OPERATING COSTS AND EXPENSES Before Corporate Expenses and Gain on Sale of Subscriber List, Net	(37,441)	(30,843)	(92,472)	(100,304)
Publishing - Gain on sale of subscriber list, net	—	—	—	2,724
Segment Operating Income / (Loss):
Publishing	(6,246)	(6,260)	(10,746)	(12,994)
Merchandising	(1,548)	9,479	18,747	26,872
Broadcasting	(36)	(214)	26	1,812
Total Segment Operating Income Before Corporate Expenses	(7,830)	3,005	8,027	15,690
Corporate Expenses **	(7,020)	(7,081)	(22,823)	(23,447)
TOTAL OPERATING LOSS	$(14,850)	$(4,076)	$(14,796)	$(7,757)
* Merchandising segment operating costs and expenses included a non-cash intangible asset and goodwill impairment charge of $11.4 million.
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

Three months ended September 30, 2014 Operating Results Compared to Three Months ended September 30, 2013 Operating Results
For the three months ended September 30, 2014, total revenues decreased 13%, compared to the three months ended September 30, 2013, due to lower newsstand and subscription revenue, lower print advertising revenue and lower Merchandising segment royalty revenue, partially offset by higher digital advertising revenue.
During the three months ended September 30, 2014, our operating costs and expenses before Corporate expenses included a non-cash intangible asset and goodwill impairment charge of $11.4 million in the Merchandising segment related to the Emeril Lagasse business. Excluding this impairment charge, our operating costs and expenses before Corporate expenses decreased $4.8 million or 15% from the prior-year period, primarily due to lower production, distribution and editorial costs in our Publishing segment, which included lower physical costs associated with producing and distributing Martha Stewart Living, as well as savings from lower editorial headcount as a result of 2013 restructuring activities. Publishing segment costs also decreased from lower selling and promotion expenses. Additionally, Merchandising segment operating costs and expenses, excluding the non-cash impairment charge, were lower primarily from decreased compensation related costs.
Corporate expenses decreased 1% for the three months ended September 30, 2014, as compared to the prior-year period, due to general cost savings, partially offset by higher legal costs and higher non-cash equity compensation.
Nine months ended September 30, 2014 Operating Results Compared to Nine Months ended September 30, 2013 Operating Results
For the nine months ended September 30, 2014, total revenues decreased 11%, compared to the nine months ended September 30, 2013, primarily due to lower print advertising revenues, as well as lower newsstand and subscription revenues. A portion of the decrease in print advertising and circulation revenues was attributable to revenues earned during the nine months ended September 30, 2013 from the special interest publications, Cakes and Cupcakes and Martha Stewart Halloween, the final issue of Whole Living and several Everyday Food supplements, with no comparable revenue in the current-year period. In addition, total revenues decreased due to lower Broadcasting segment revenues.
During the nine months ended September 30, 2014, our operating costs and expenses before Corporate expenses included a non-cash intangible asset and goodwill impairment charge of $11.4 million in the Merchandising segment related to the Emeril Lagasse business. Excluding this impairment charge, our operating costs and expenses before Corporate expenses decreased $19.2 million or 19% from the prior-year period, primarily due to lower production, distribution and editorial costs in our Publishing segment, which included savings from the four print publications (Cakes and Cupcakes, Martha Stewart Halloween, Whole Living and Everyday Food supplements) that were not produced during the nine months ended September 30, 2014. Additionally, there were savings from lower editorial headcount as a result of 2013 restructuring activities, as well as lower physical costs associated with producing and distributing Martha Stewart Living. Publishing segment costs also decreased from lower selling and promotion expenses. Merchandising segment operating costs and expenses, excluding the non-cash impairment charge, were also lower primarily from decreased compensation related costs.
The nine months ended September 30, 2013 included the net gain on the sale of the Whole Living subscriber list of $2.7 million, with no comparable gain in the current-year period.
Corporate expenses decreased 3% for the nine months ended September 30, 2014, as compared to the prior-year period, due to lower legal fees and general cost savings, partially offset by an increase of $2.0 million in depreciation and amortization expense. The increase in depreciation and amortization was the result of the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space during February 2014. The company-wide decrease in rent expense attributable to this office consolidation was allocated to our business segments based on current utilization of office space.
Liquidity
During the nine months ended September 30, 2014, our overall cash, cash equivalents and short-term investments increased $6.9 million from December 31, 2013. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $53.1 million and $46.2 million as of September 30, 2014 and December 31, 2013, respectively.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013
PUBLISHING SEGMENT

	Three months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$6,650	$8,769	$(2,119)
Digital advertising	4,789	3,852	937
Circulation	4,131	6,519	(2,388)
Books	23	88	(65)
Other	188	173	15
Total Publishing Segment Revenues	15,781	19,401	(3,620)

Production, distribution and editorial	(12,004)	(13,886)	1,882
Selling and promotion	(8,498)	(9,901)	1,403
General and administrative	(1,390)	(1,674)	284
Depreciation and amortization	(135)	(200)	65
Publishing Segment Operating Loss	$(6,246)	$(6,260)	$14
Publishing segment revenues decreased 19% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Print advertising revenue decreased $2.1 million primarily due to fewer advertising pages sold for Martha Stewart Living and Martha Stewart Weddings. Digital advertising revenue increased $0.9 million due to higher display advertising units sold partially offset by lower display advertising rates. Circulation revenue declined $2.4 million due to prior-year period newsstand revenue from the special interest publication, Martha Stewart Halloween, with no comparable revenues during the three months ended September 30, 2014. In addition, subscription revenue from Martha Stewart Living decreased due to an average lower rate per copy.
Production, distribution and editorial expenses decreased $1.9 million primarily due to lower physical costs associated with producing and distributing Martha Stewart Living from fewer advertising and editorial pages. In addition, editorial expenses decreased as a result of lower editorial headcount from 2013 restructuring activities. The prior-year period also included physical costs associated with the special interest publication, Martha Stewart Halloween, with no comparable costs during the three months ended September 30, 2014. Selling and promotion expenses decreased $1.4 million primarily due to lower advertising sales and marketing headcount and lower commissions on decreased advertising revenues. In addition, the prior-year period included expenses associated with the advertising and marketing event, American Made by Martha Stewart; whereas expenses related to the current-year event are expected to be incurred primarily during the three months ended December 31, 2014. Selling and promotion expenses also decreased from lower newsstand marketing expenses associated with Martha Stewart Living. These decreases in selling and promotion expenses were partially offset by higher subscriber acquisition costs for Martha Stewart Living and higher costs associated with the increased utilization of third parties to generate digital revenues. The decrease in general and administrative expenses included $0.3 million from lower allocated rent expense, which was offset by an increase in our Corporate rent allocation to reflect current utilization of office space.

MERCHANDISING SEGMENT

	Three months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$13,691	$14,153	$(462)
Total Merchandising Segment Revenues	13,691	14,153	(462)

Production, distribution and editorial	(1,856)	(2,211)	355
Selling and promotion	(550)	(498)	(52)
General and administrative	(1,472)	(1,953)	481
Depreciation and amortization	(11)	(12)	1
Impairment of trademark and goodwill	(11,350)	—	(11,350)
Merchandising Segment Operating (Loss) / Income	$(1,548)	$9,479	$(11,027)
Merchandising segment revenues decreased 3% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due to: lower royalties from J.C. Penney reflecting fewer licensed categories sold at J.C. Penney; the impact of transitioning our Martha Stewart Pets line from Age Group to a direct license relationship with PetSmart; the impact of certain expired partnerships including our home office product line with Avery; lower sales at The Home Depot; and the timing of revenues related to television talent services provided by Emeril Lagasse. These revenue declines were partially offset by the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney, with no comparable revenue during the three months ended September 30, 2013. The return of those shares was the result of the October 21, 2013 amendment with J.C. Penney, which resulted in an initial increase to deferred revenue of approximately $25 million that will be recognized ratably as non-cash revenue through June 30, 2017. In addition, the current-year period included higher revenues related to television talent services provided by Martha Stewart.
Production, distribution and editorial expenses decreased $0.4 million primarily due to a decrease in compensation related costs from a reduction of headcount. General and administrative expenses decreased $0.5 million due to a charge recorded in the prior-year period of $0.4 million related to certain Macy's royalties, with no comparable expense during the three months ended September 30, 2014. General and administrative expenses also decreased $0.1 million from lower allocated rent expense that was offset by an increase in our Corporate rent allocation to reflect current utilization of office space. During the three months ended September 30, 2014, we performed an interim review of our indefinite-lived intangible asset and goodwill associated with the Emeril Lagasse business. As a result, we recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to its fair value. For further details on this intangible asset and goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, specifically Note 6, Intangible Asset and Goodwill.

BROADCASTING SEGMENT

	Three months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$40	$49	$(9)
Licensing and other	99	245	(146)
Total Broadcasting Segment Revenues	139	294	(155)

Production, distribution and editorial	(128)	(482)	354
Selling and promotion	(33)	(2)	(31)
General and administrative	(13)	(23)	10
Depreciation and amortization	(1)	(1)	—
Broadcasting Segment Operating Loss	$(36)	$(214)	$178
Broadcasting segment revenues decreased $0.2 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due to lower radio licensing fees from Sirius XM and lower international television licensing revenue.
Broadcasting segment expenses decreased $0.3 million due to production expenses in the prior-year period, with no comparable costs during the three months ended September 30, 2014, as well as lower distribution costs associated with our television programming on PBS.

CORPORATE

	Three months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
General and administrative	$(6,384)	$(6,447)	$63
Depreciation and amortization	(636)	(634)	(2)
Corporate Operating Costs and Expenses	$(7,020)	$(7,081)	$61
Corporate operating costs and expenses decreased 1% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due to a decrease in general and administrative expenses of $0.1 million from general cost savings, partially offset by higher legal costs and higher non-cash equity compensation. Total company-wide rent expense decreased $0.4 million due to savings from vacating approximately 21% of our primary office space in February 2014. However, for Corporate, these rent savings were offset by $0.4 million in higher allocated rent expense to Corporate from the reallocation of rent charged to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing and Merchandising segment rent allocation, as discussed above.

OTHER ITEMS
Income tax benefit / (expense). The three months ended September 30, 2014 included a net tax benefit that resulted from the non-cash impairment of an indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business.
Net Loss. Net loss was $(11.1) million for the three months ended September 30, 2014, compared to $(4.3) million for the three months ended September 30, 2013, as a result of the factors described above.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013
PUBLISHING SEGMENT

	Nine months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$25,594	$31,646	$(6,052)
Digital advertising	13,882	14,019	(137)
Circulation	16,735	20,874	(4,139)
Books	602	920	(318)
Other	703	614	89
Total Publishing Segment Revenues	57,516	68,073	(10,557)

Production, distribution and editorial	(38,016)	(47,109)	9,093
Selling and promotion	(25,766)	(30,736)	4,970
General and administrative	(4,022)	(5,077)	1,055
Depreciation and amortization	(458)	(729)	271
Restructuring charges	—	(140)	140
Gain on sale of subscriber list, net	—	2,724	(2,724)
Publishing Segment Operating Loss	$(10,746)	$(12,994)	$2,248
Publishing segment revenues decreased 16% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to a decrease in print advertising revenue of $6.1 million from fewer advertising pages sold at lower rates for both Martha Stewart Living and Martha Stewart Weddings. In addition, the nine months ended September 30, 2013 included $0.9 million of advertising revenue from the final issue of Whole Living and several Everyday Food supplements, with no comparable revenue in the current-year period. Digital advertising revenue was flat for the nine months ended September 30, 2014 as compared to the prior-year period due to higher display advertising units sold offset by lower display advertising rates. Circulation revenue decreased $4.1 million primarily due to $2.1 million of prior-year period newsstand revenue from the special interest publications, Cakes and Cupcakes and Martha Stewart Halloween, and newsstand and subscription revenues from the final issue of Whole Living, with no comparable revenues during the nine months ended September 30, 2014. In addition, subscription revenue from Martha Stewart Living decreased due to an average lower rate per copy. Royalties from Martha Stewart books from our multi-book agreement with The Crown Publishing Group (Clarkson Potter) decreased $0.3 million due to the delivery of a high-value manuscript during the nine months ended September 30, 2013, with no similar manuscript delivery in the current-year period. The decrease in books revenue was partially offset by a non-recurring benefit during the nine months ended September 30, 2014 from the early termination of our agreement with HarperCollins Publishers related to Emeril Lagasse branded books, which arrangement has been replaced with Time Home Entertainment.
Production, distribution and editorial expenses decreased $9.1 million primarily due to $2.6 million in costs in the prior-year period related to the special interest publications, Cakes and Cupcakes and Martha Stewart Halloween, as well as several Everyday Food supplements and the final issue of Whole Living, with no comparable expenses during the nine months ended September 30, 2014. Physical magazine costs associated with producing and distributing Martha Stewart Living were also lower during the current-year period due to fewer advertising and editorial pages. In addition, editorial expenses decreased as a result of lower editorial headcount from 2013 restructuring activities. Selling and promotion expenses decreased $5.0 million primarily due to lower advertising sales and marketing headcount and lower commissions on decreased advertising revenues. In addition, the prior-year period included expenses associated with the advertising and marketing event, American Made by Martha Stewart, whereas expenses related to the current-year event are expected to be incurred primarily during the three months ended December 31, 2014. Selling and promotion expenses also decreased from lower newsstand marketing expenses associated with Martha Stewart Living. These decreases in selling and promotion expenses were partially offset by higher subscriber acquisition costs for Martha Stewart Living and higher costs associated with the increased utilization of third parties to generate digital revenues. General and administrative expenses decreased $1.1 million primarily due to lower allocated rent expense of $0.9 million, which was offset by an increase in our Corporate rent allocation to reflect current utilization of office space.

During the nine months ended September 30, 2013, we sold our Whole Living subscriber list for an aggregate net gain of $2.7 million, with no comparable gain in the current-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue.

MERCHANDISING SEGMENT

	Nine months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$41,494	$41,776	$(282)
Total Merchandising Segment Revenues	41,494	41,776	(282)

Production, distribution and editorial	(5,432)	(7,737)	2,305
Selling and promotion	(1,403)	(1,592)	189
General and administrative	(4,522)	(5,144)	622
Depreciation and amortization	(40)	(39)	(1)
Impairment of trademark and goodwill	(11,350)	—	(11,350)
Restructuring charges	—	(392)	392
Merchandising Segment Operating Income	$18,747	$26,872	$(8,125)
Merchandising segment revenues decreased less than 1% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to: lower royalties and design fees from J.C. Penney reflecting fewer licensed categories sold at J.C. Penney; the impact of certain expired partnerships including our home office product line with Avery; lower sales at The Home Depot; the impact of transitioning our Martha Stewart Pets line from Age Group to a direct license relationship with PetSmart; and lower royalties related to our Emeril Lagasse brand. These revenue declines were partially offset by the pro rata recognition of non-cash revenue of $5.0 million that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney, with no comparable revenue during the nine months ended September 30, 2013. The return of those shares was the result of the October 21, 2013 amendment with J.C. Penney, which resulted in an initial increase to deferred revenue of approximately $25 million that will be recognized ratably as non-cash revenue through June 30, 2017. In addition, the current-year period included higher revenues related to television talent services provided by Martha Stewart.
Production, distribution and editorial expenses decreased $2.3 million primarily due to a decrease in compensation related costs, including the reduction of employees who had supported the J.C. Penney design efforts in the prior-year period. General and administrative expenses decreased $0.6 million due to a charge recorded in the prior-year period of $0.4 million related to certain Macy's royalties, with no comparable expense during the nine months ended September 30, 2014. General and administrative expenses also decreased $0.2 million from lower allocated rent expense that was offset by an increase in our Corporate rent allocation to reflect current utilization of office space. During the nine months ended September 30, 2014, we performed an interim review of our indefinite-lived intangible asset and goodwill associated with the Emeril Lagasse business. As a result, we recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to its fair value. For further details on this intangible asset and goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, specifically Note 6, Intangible Asset and Goodwill. Additionally, during the nine months ended September 30, 2013, we incurred restructuring charges of $0.4 million that represented employee severance costs.

BROADCASTING SEGMENT

	Nine months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$916	$1,728	$(812)
Licensing and other	573	1,693	(1,120)
Total Broadcasting Segment Revenues	1,489	3,421	(1,932)

Production, distribution and editorial	(1,249)	(1,486)	237
Selling and promotion	(174)	(20)	(154)
General and administrative	(37)	(77)	40
Depreciation and amortization	(3)	(26)	23
Broadcasting Segment Operating Income	$26	$1,812	$(1,786)
Broadcasting segment revenues decreased $1.9 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Advertising revenue decreased $0.8 million due to lower fees earned from sponsorship revenue related to the third seasons of Martha Stewart's Cooking School and Martha Bakes on PBS with lower rates, as compared to the second seasons of those shows on PBS in the prior-year period. Licensing and other revenue decreased $1.1 million primarily due to the inclusion in the prior-year period of cable retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show, and lower international television licensing revenue for the nine months ended September 30, 2014, as compared to the prior-year period.
Production, distribution and editorial expenses decreased $0.2 million primarily due to lower distribution costs associated with our television programming on PBS and our lower international distribution costs. Selling and promotion expenses increased $0.2 million due to the inclusion of headcount to support advertising sales efforts.

CORPORATE

	Nine months ended September 30,
(in thousands)	2014 (unaudited)	2013 (unaudited)	Better / (Worse)
General and administrative	$(18,673)	$(21,158)	$2,485
Depreciation and amortization	(4,150)	(2,146)	(2,004)
Restructuring charges	—	(143)	143
Corporate Operating Costs and Expenses	$(22,823)	$(23,447)	$624
Corporate operating costs and expenses decreased 3% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. General and administrative expenses decreased $2.5 million primarily due to lower legal and related fees and general cost savings. The prior-year period included costs related to the then ongoing litigation with Macy's. Total company-wide rent expense decreased $1.1 million due to savings from vacating approximately 21% of our primary office space in February 2014. However, for Corporate, these rent savings were offset by $1.1 million in higher allocated rent expense to Corporate from the reallocation of rent charged to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing and Merchandising segment rent allocation, as discussed above. Depreciation and amortization increased $2.0 million due to the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space.

OTHER ITEMS
Income tax benefit/(provision). The nine months ended September 30, 2014 included a net tax benefit that resulted from the non-cash impairment of an indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. In addition, there was a non-recurring tax benefit to revalue deferred tax liabilities as a result of the change in the state rate for which deferred taxes are measured.
Net loss. Net loss was $(11.9) million for the nine months ended September 30, 2014, compared to $(8.7) million for the nine months ended September 30, 2013, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the nine months ended September 30, 2014, our overall cash, cash equivalents and short-term investments increased $6.9 million from December 31, 2013. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $53.1 million and $46.2 million as of September 30, 2014 and December 31, 2013, respectively.
On May 19, 2014, we entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which provided for the continued arrangement for a line of credit with Bank of America, N.A. of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. As of September 30, 2014, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash provided by / (used in) operating activities was $7.5 million and $(7.3) million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we collected $19.2 million in cash from receivables outstanding as of December 31, 2013 related to royalties and advertising. In addition, our net loss of $(11.9) million for the nine months ended September 30, 2014 included non-cash charges, net of non-cash revenue, of $9.9 million, including the non-cash intangible asset and goodwill impairment charge in our Merchandising segment associated with the Emeril Lagasse business, as well as the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space. Cash provided by operating activities was partially offset by $4.7 million of cash used to pay certain payroll and related liabilities, including severance payments, which were expensed during 2013. In addition, we recognized $5.9 million of certain royalty, subscription and advertising revenues during the nine months ended September 30, 2014, which had been collected as of December 31, 2013.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash (used in) / provided by investing activities was $(24.9) million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, cash used in investing activities primarily consisted of net purchases of short-term investments. We also used $0.6 million in cash for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash flows provided by / (used in) financing activities were $1.2 million and $(0.9) million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, cash provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Additionally, in connection with the Amended Credit Agreement, we are no longer obligated to secure our line of credit with cash or investment collateral and therefore released the restricted cash and investments that had been presented as a component of current assets on the consolidated balance sheets. Partially offsetting the cash provided by financing activities was cash used to pay employee tax obligations in connection with vesting of employee restricted stock unit awards.
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
The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.
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

	First Quarter	Second Quarter	Third Quarter
2014 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues	2 Issues
Martha Stewart Weddings	1 Issue	1 Issue	1 Issue
Special Interest Publications *	—	1 Issue	—

2013 Magazine Publication Schedule:
Martha Stewart Living	3 Issues	3 Issues	2 Issues
Martha Stewart Weddings	1 Issue	1 Issue	1 Issue
Whole Living **	1 Issue	—	—
Special Interest Publications ***	1 Issue	1 Issue	1 Issue
* Special Interest Publications for the nine months ended September 30, 2014 consisted of one special weddings issue.
** Whole Living was discontinued after the January/February 2013 issue.
*** Special Interest Publications for the nine months ended September 30, 2013 consisted of Cakes and Cupcakes, one special weddings issue and Martha Stewart Halloween.
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

Our critical accounting policies and estimates are discussed in detail in the 2013 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” especially under the heading, “Critical Accounting Policies and Estimates.” With respect to critical accounting policies and estimates for goodwill and indefinite-lived intangible assets, during the three months ended September 30, 2014, we performed an interim review of the indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. As a result, during the three and nine months ended September 30, 2014, the Company recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to their fair value. Significant judgments inherent in the interim review included estimating the amount of, and timing of, future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Our estimates, which were Level 3 unobservable inputs, were based on historical results and current economic and market trends, which drive key assumptions of revenue growth rates and operating margins, and therefore, are subject to uncertainty. Although we considered all current information in calculating the amount of the impairment charge, future changes in events or circumstances could result in further decreases in the fair value of its indefinite-lived intangible asset. If actual results differ from our estimate of future cash flows, revenues, earnings and other factors, we may record additional impairment charges in the future. See Note 6, Intangible Asset and Goodwill, for further information.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the third quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	October 31, 2014

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document