Form 10-K
period 2014-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2015-03-06
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the number of shares outstanding and using the price at which the stock was last sold on June 30, 2014, was $142,197,246.*

*
Excludes 1,327,726 shares of our Class A Common Stock, and 25,484,625 shares of our Class B Common Stock, held by directors, officers and 10% stockholders, as of June 30, 2014. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person controls, is controlled by or under common control with the Company.

Number of Shares Outstanding As of March 4, 2015
32,236,549 shares of Class A Common Stock
24,984,625 shares of Class B Common Stock

Documents Incorporated by Reference.
Portions of Martha Stewart Living Omnimedia, Inc.’s Proxy Statement for
Its 2015 Annual Meeting of Stockholders are Incorporated
by Reference into Part III of This Report.

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
PART I
Item 1. Business.
OVERVIEW
Martha Stewart Living Omnimedia, Inc. is a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products. Since Martha Stewart published her first book, Entertaining, in 1982, our brand has been a pioneering voice in cooking and entertaining, home decorating, weddings, holidays and celebrations, pets, crafting, gardening and outdoor living and home and office organization. As a result of our efforts, our customers look to us as the authoritative expert from whom they can gain inspiration as well as learn the skills necessary to turn inspiration into reality in their own homes and lives.
Our core strategy is to enhance the value and reach of our brand and our content to accelerate our growth in a manner that provides value to our shareholders. We hope to grow our merchandising business by capitalizing on our brand equity and diversifying into new categories, distribution channels and markets. Specifically, we aim to negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design. Further, we aim to continue to create inspirational content, appealing to our loyal customers, to be distributed and monetized through our owned and operated social platforms and across our licensed publishing partners’ platforms. Similar to our commitment to provide designs for high quality products to our merchandising partners, with our recent partnership with Meredith Corporation, we are in a position to focus on our core strength as a Company: creating and licensing award-winning and inspirational content.
Although substantially all of our assets are located within the United States, we continue to grow our presence internationally. In 2015, we expanded our partnership with Macy’s to ensure that our exclusive products sold at Macy’s are available in Canada and are working vigorously to expand our brand into growing markets, such as Asia. Our future growth is dependent on our ability to distribute our content and make our branded products available to consumers throughout the world.
As of March 2, 2015, we had approximately 260 full time-employees and 14 part-time employees.
We were incorporated in 1999 under the laws of the State of Delaware and our common stock is listed on the New York Stock Exchange under the symbol “MSO.”

BUSINESS SEGMENTS
Our business is currently organized into three segments: Publishing, Merchandising and Broadcasting. Total revenues were $141.9 million, $160.7 million and $197.6 million in 2014, 2013 and 2012, respectively. Our revenues from domestic sources were $137.9 million, $153.3 million and $187.4 million in 2014, 2013 and 2012, respectively. Our revenues from foreign sources (primarily from Canada) were $4.0 million, $7.4 million and $10.2 million in 2014, 2013 and 2012, respectively, which principally consisted of international licensing of television and print content. For further detail of our segment results refer to Note 16, Industry Segments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated herein by reference. Further details on our business segments are below.
PUBLISHING
The Publishing segment has historically been our largest business segment accounting for 58% of our total revenues in 2014, and consists of operations related to magazine and book publishing and digital distribution of our content, principally through our website, marthastewart.com. Revenues from magazine and digital advertising represented approximately 66% of the segment’s revenues in 2014, while circulation revenues represented approximately 26% of the segment’s revenues.
Over the past several years, our Publishing segment has undergone significant changes. In 2012, we implemented several restructuring actions in our Publishing segment ("2012 Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue and was offered as an occasional supplement to Martha Stewart Living subscribers through December 2013, after which its content was integrated into the pages of Martha Stewart Living and distributed via daily instructional cooking videos through our website. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. Subsequent to the announcement of our 2012 Publishing Restructuring, we also reduced the frequency of Martha Stewart Living, starting in 2013, from twelve to ten issues per year. During December 2013, we underwent a further restructuring primarily in our Publishing segment in an effort to realign our business to focus on efficient content creation and other operational efficiencies.
In October 2014, we entered into a Magazine, Content Creation and Licensing Agreement (the “MS Living Agreement”) with Meredith Corporation (“Meredith”) and, effective November 1, 2014, we discontinued publication of Martha Stewart Living and our digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com and marthastewartweddings.com, and our related digital assets. We will continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com. Under this arrangement, (1) Meredith pays us for content for Martha Stewart Living; (2) Meredith pays us a share of the digital advertising revenues, including video advertising revenues, it receives; and (3) Meredith will pay us a share of the annual operating profit, if any, from producing and distributing Martha Stewart Living.
Concurrently with the MS Living Agreement, the parties also entered into the Magazine Publishing Agreement (the “MS Weddings Agreement”). Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings, in the United States and Canada. We will continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. The MS Weddings Agreement provides that Meredith will provide these services on a cost-plus basis.
As a result of the MS Living Agreement, we expect a significant impact on certain Publishing segment revenues and expenses, which is described in further detail in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies. Specifically, with the elimination of Martha Stewart Living advertising and circulation revenues that began with the February 2015 issue and the digital advertising revenue share arrangement that began November 1, 2014, we expect total advertising and circulation revenues to decline. These revenue declines will be partially offset by the recognition of licensing revenue for print and digital editorial content that we provide to Meredith, which began November 1, 2014. We also expect our Publishing segment expenses to significantly decline due to the elimination of almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our websites. With respect to the MS Weddings Agreement, we will continue to record advertising and circulation revenue generated by Meredith on our behalf for Martha Stewart Weddings and related special interest publications, as well as all costs associated with these magazines, including our editorial expenses and Meredith's expenses for production, selling and distribution services that are provided to us on a cost-plus basis.

Magazines
Martha Stewart Living, our flagship magazine, is the leading publication for the Martha Stewart brand. The magazine content targets primarily the college-educated woman between the ages of 25 and 54 who owns her principal residence. Martha Stewart Living offers lifestyle inspirations and original how-to information in a highly visual, upscale editorial environment. The magazine has won numerous prestigious industry awards. In 2015, the American Society of Magazine Editors recognized Martha Stewart Living as a finalist for a National Magazine Award in the General Excellence category for Service and Lifestyle magazines. Martha Stewart Living generated a majority of our magazine revenues, largely from advertising and circulation. We published ten issues of Martha Stewart Living in 2014 with a rate base of 2.05 million. Pursuant to the MS Living Agreement, Meredith began publishing Martha Stewart Living with the delivery of the February 2015 issue of the magazine.
Martha Stewart Weddings, a quarterly publication, targets the upscale bride and offers advice, ideas, inspiration and planning tools for brides. The magazine serves as an important vehicle for introducing young women to our brands. Martha Stewart Weddings is distributed primarily through newsstands. Pursuant to the MS Weddings Agreement, Meredith began delivering editions starting with the Winter 2015 issue of Martha Stewart Weddings.
Special Interest Publications. In addition to our periodic magazines, we occasionally publish special interest magazine editions. Our special interest publications provide in-depth advice and ideas around a particular topic in one of our core content areas, allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In 2014, we published two special interest publications: Martha Stewart Weddings Real Weddings Spring and Martha Stewart Weddings Real Weddings Fall. In 2013, we published four special interest publications: The Best of Martha Stewart Living Cakes and Cupcakes; Martha Stewart Halloween 2013; Martha Stewart Weddings Real Weddings Spring; and Martha Stewart Weddings Real Weddings Fall.
Magazine Production, Distribution and Fulfillment. Through November 1, 2014, we printed our domestic magazines under an agreement with R.R. Donnelly. From January to October 2014, we purchased paper through R.R. Donnelly, at slightly lower rates than during 2013. We use no other significant raw materials in our businesses. The vast majority of subscription copies of our magazines were delivered by the U.S. Postal Service. Postage rates for periodicals have been increasing since 2011, with the most recent increase of approximately 6% occurring in January 2014. Prior to November 1, 2014, we used Time Inc. Retail Sales and Marketing, an affiliate of Time Inc., for the sales and marketing of the magazines to retailers; Curtis Circulation Company for billing, collection and distribution services for retail sales of the magazines; and Time Customer Service, another affiliate of Time Inc., for subscription fulfillment services for the magazines. In connection with our partnership with Meredith, we no longer purchase or consume paper for our magazine operations, sell or market our magazines to retailers, distribute our magazines or acquire or fulfill subscriptions.
Digital
Websites
Marthastewart.com, our award-winning website, offers a vast quantity of continually updated articles, recipes and videos developed from several Martha Stewart brands, including our magazine content. The website provides engaging experiences in several lifestyle categories: food, entertaining, holidays, home and crafts. The website also serves as a gateway to our other digital properties, including marthastewartweddings.com, emerils.com and our American Made digital content. In 2013, we invested in a redesign of our website that allows for additional functionality. This, along with other enhancements such as a responsive website design, allows for improved user engagement and expanded advertising inventory, including optimized access from smartphones and tablets. We also completed, in 2013, the conversion of over 2,600 hours of archived television shows featuring Martha Stewart, Emeril and other talent into digital format, making this content available for us to serve on our websites and thereby significantly expanding our online video library. In 2014, our unique visitors to our collective website properties were flat compared to 2013. However, for the three months ended December 31, 2014, we saw double digit growth in our unique visitors, as compared to the similar period in 2013. Effective November 1, 2014, Meredith assumed responsibility of our websites’ digital operations, except for content creation. We maintain and control distribution and marketing with respect to our social media platforms and our third-party video distribution partners.
Digital Editions and Apps
Martha Stewart Living and Martha Stewart Weddings and related special interest publications are available on multiple digital platforms. Digital editions are available through Barnes & Noble's Nook, Amazon's Kindle Fire and through the Zinio platform. iPad versions of our magazines are available for sale as subscriptions or as single issues through a custom storefront in Apple's iTunes store. In 2014, digital editions, including iPad versions, accounted for approximately 4% of all our circulation. In addition to the digital editions of our magazines, we also produce numerous mobile and tablet applications to further distribution of our magazines and provide our content through creative, accessible platforms to accommodate the growing popularity of smartphones and tablet devices. Effective November 1, 2014, Meredith assumed control for all distribution of our digital editions and apps.
Video Distribution
In 2014, we continued to expand our video distribution footprint through our video distribution partners. We distribute our long-form content through an agreement with Hulu, and distribute our short-form content through agreements with AOL, Yahoo, Blinkx Networks and UVidi. Through these partnerships, we create and expand our branded channels, including Martha Stewart, Emeril and Everyday Food, on these websites, and increase the distribution of our video archive. Pursuant to the MS Living Agreement with Meredith, these video distribution revenues are subject to the revenue share arrangement.
Books
We have a multi-year, multi-book agreement with The Crown Publishing Group to publish Martha Stewart branded books under the Clarkson Potter, Potter Style or Potter Craft imprints. In 2014, we published One Pot and Clean Slate: A Cookbook and Guide.
We also publish books featuring chef Emeril Lagasse. In 2013, we published Emeril's Cooking with Power through HarperCollins Publishers, under the HarperStudio imprint. In June 2014, we terminated our agreement with HarperCollins and in July 2014, we entered into a new publishing agreement with Time Home Entertainment, Inc. (“THEI”), under the Oxmoor imprint, for one Emeril Lagasse branded book and two additional bookazines. THEI has the exclusive option to acquire the next full-length cookbook to be written by Emeril Lagasse.
Through our efforts in the books business and the rights we acquired related to Emeril’s book backlist, we now have a library of 100 published books.
Competition
Publishing is a highly competitive business in an industry undergoing rapid change. Our magazines, books, websites and digital apps compete not only with other similar products, but also with other mass media, websites and many other types of leisure-time activities. Competition for advertising dollars in magazine operations is primarily based on advertising rates, as well as editorial and aesthetic quality, the desirability of the magazine’s demographic, reader response to advertisers’ products and services and the effectiveness of the advertising sales staff. In addition, as a result of a shift from print to digital media, our magazines and books also increasingly face competition for audience and advertising from a wide variety of digital alternatives, including blogs and other do-it-yourself websites and digital applications, social media sites, digital advertising networks and exchanges, real-time bidding and other programmatic buying channels, and other new media formats. Martha Stewart Living competes for readers and advertising dollars with decorating, cooking and women's lifestyle magazines and websites. Martha Stewart Weddings competes for readers and advertising dollars primarily with wedding service magazines and websites. Our special interest publications can compete with a variety of magazines and special interest publications depending on the focus of the particular issue. Capturing advertising sales for our digital properties is highly competitive as well. Our website marthastewart.com competes with other do-it-yourself and how-to, food and lifestyle websites. Competition for digital advertising is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site and audience response to advertisers' products and services and our challenge is to attract and retain users through an easy-to-use and content-relevant website.
As a result of our partnership with Meredith, our exposure to competitive pressures in our Publishing segment, specifically with respect to obtaining advertising dollars for our magazines and websites, have significantly decreased as we are able to take advantage of economies of scale that were previously unavailable to us. However, our ability to achieve certain financial milestones and realize the full economic benefit of our partnership with Meredith is dependent upon their successful sale of both print and digital advertising. Therefore, given our revenue sharing arrangements with Meredith, our publishing operations are still affected by our publications' and websites' ability to compete for advertising dollars.
Seasonality
Our Publishing segment has historically experienced fluctuations in quarterly performance due to variations in the publication schedule from quarter to quarter and from year to year, timing of direct mail marketing efforts, delivery and acceptance of books under our long-term book contracts and variability of audience and traffic on marthastewart.com, as well as other seasonal factors. Advertising revenue in our magazines and on marthastewart.com is typically highest in the fourth quarter of the year due to higher consumer demand for our holiday content, and corresponding higher advertiser demand to reach our audience with their marketing messages. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. Given our revenue sharing arrangements with Meredith, specifically with respect to digital advertising revenues, the quarterly performance of our Publishing segment will continue to be affected by seasonal fluctuations.
MERCHANDISING
Our Merchandising segment contributed 40% of our total revenues in 2014. The segment consists of operations related to the design of merchandise and related packaging, collateral and advertising materials, and the licensing of various proprietary trademarks in connection with retail programs conducted through a number of retailers and manufacturers. Pursuant to agreements with our retail and manufacturing partners, we are typically responsible for the design of all merchandise and/or related packaging, signage, advertising and collateral materials. Our retail partners source products through a manufacturer base and are mainly responsible for promotion of Martha Stewart branded products. Our manufacturing partners source and/or produce Martha Stewart branded products along with other product lines they make or sell. Our licensing agreements do not require us to maintain any inventory nor incur any significant expenses other than employee compensation and related overhead expenses. We regularly evaluate, with our licensing partners, the optimal assortment of product offerings. We own all trademarks for each of our branded merchandising programs and generally retain all intellectual property rights related to the designs of the merchandise, packaging, signage and collateral materials developed for the various programs. We also derive revenue from the licensing of talent services for television programming produced by or on behalf of third parties and include such revenue in the Merchandising segment.
Select Retail Licensees
The Home Depot
In January 2010, we launched the Martha Stewart Living product line at The Home Depot. The Martha Stewart Living product line is currently available at all of The Home Depot’s stores in the United States and Canada, as well as on www.homedepot.com and the Home Decorators Collection catalog and website. The line encompasses a broad range of seasonal holiday decor, kitchen cabinetry and countertops, storage and organization products, outdoor furniture, home decor and window treatments. In 2014, The Home Depot discontinued sales of our paint product line, but provided us with the rights to license paint product lines with another partner.
Macy’s
In September 2007, we introduced the Martha Stewart Collection at Macy’s. Most of the Martha Stewart Collection offerings are currently available at the nearly 650 Macy’s stores in the United States that offer home products, as well on www.macys.com and, beginning in 2015, Macy's will be sourcing, selling and distributing the Martha Stewart Collection in Canada. The Martha Stewart Collection line encompasses a broad range of home goods, including bed and bath textiles, housewares, food preparation, furniture, tabletop and holiday decor. Following the settlement of our lawsuit with Macy's, we have worked with Macy's to rebuild and grow our partnership. In December 2014, we launched "Whim," an exclusive bedding and dinnerware line as part of the Martha Stewart Collection at Macy's.
J.C. Penney
In December 2011, we entered into a strategic alliance with J.C. Penney Corporation, Inc., the principal operating subsidiary of J.C. Penney Company, Inc., (“J.C. Penney”) to launch certain home products in J.C. Penney department stores throughout the United States and through www.jcp.com. On October 21, 2013, we entered into an amendment to the initial agreement with J.C. Penney, which reduced the licensed product categories manufactured and sold by J.C. Penney and reduced the term of the agreement to end on June 30, 2017. The line at J.C. Penney currently includes hard and soft window products. For further information regarding our relationship with J.C. Penney, see Note 9, Shareholders' Equity, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
PetSmart
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

Select Manufacturing Licensees
Martha Stewart Crafts
In May 2007, we launched Martha Stewart Crafts, a paper-based crafting program with our manufacturing partner, Wilton Properties Inc. (formerly UCG Paper Crafts Properties Inc. and EK Success), at Michaels stores throughout the United States. The program consists of tools, embellishments, paper/albums, and other seasonal products. Distribution for this program has expanded to include multiple specialty and independent craft chains in the United States and internationally.
In 2011, we further expanded our Martha Stewart Crafts portfolio by introducing a line of craft paints with Plaid Enterprises and a line of yarns and looms with Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn).
Martha Stewart Home Office
In December 2011, we began shipping products for Martha Stewart Home Office with Avery and in February 2012, we launched the line. The Martha Stewart Home Office line is sold at Staples in the United States and the United Kingdom, on www.staples.com, and at Officeworks in Australia. The line encompasses a range of home office products, including desk organization, journals and portable filing. In February 2014, we amended our agreement with Avery to terminate the agreement as of December 31, 2014, and we are currently in a sell-off period with Avery until June 30, 2015. We are currently in discussions with a replacement partner for our home office line.
Emeril Lagasse
Our Emeril Lagasse licensing agreements are primarily associated with partnerships with various food and kitchen preparation manufacturers that produce products under the Emeril Lagasse brand, a select few of which are described below. Emeril Lagasse also provides various television services for us. In 2014 and 2013, Emeril Lagasse hosted Emeril's Florida on the Cooking Channel, returned as a co-host on Top Chef and continued providing talent services as the recurring Food Correspondent for Good Morning America. Additionally, in 2014, Emeril Lagasse co-hosted a show on TNT called On The Menu.
Emerilware
Introduced in August 2000, Emerilware by All-Clad consists of lines of high-quality, gourmet cookware. The Emerilware products are available at department stores and specialty retail outlets across the United States.
Emeril’s Original
In September 2000, Emeril Lagasse introduced with B&G Foods, Emeril’s Original, a signature line of seasonings, mustards, pasta sauces, spice rubs, cooking sprays and stocks available at supermarkets and specialty markets across the United States.
Emeril’s Gourmet Coffee
Launched in September 2007, Emeril’s Gourmet Coffee by Keurig Green Mountain is a single-cup coffee program comprised of flavored coffees inspired by Emeril Lagasse. The program is available in department and specialty stores nationwide, as well as in certain national hotel chains.
In addition to the stores where Emerilware, Emeril's Original and Emeril's Gourmet Coffee are available, these product lines were also sold through QVC.
Emeril Cutlery
In January 2014, we entered into a licensing agreement with Essex Manufacturing to produce cutlery and cutting boards under the Emeril brand. These products are sold through QVC and other retailers.
Competition
The retail business is highly competitive and the principal competition for all of our merchandising lines consists of mass-market, home improvement and department stores that compete with similar stores in which our Merchandising segment products are sold. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the respective product categories, including with products sold under our partners' private labels. We also compete with the e-commerce businesses of these stores and other websites that sell similar retail goods. Competitive factors include numbers and locations of stores, brand awareness, quality and price.
Seasonality
Revenues from the Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines.
BROADCASTING
Our Broadcasting business segment accounted for 2% of our total revenues in 2014. The segment consists of operations relating to the production of television programming, the domestic and international distribution of our library of programming in existing and repurposed formats and the operations of our satellite radio channel. Certain revenue derived from the provision of talent services for television programming produced by or on behalf of third parties is recorded in our Merchandising segment. We generally own the copyrights in the programs we produce for television and radio distribution.
In 2012, we significantly restructured the operations of our Broadcasting segment, which included the termination of our live audience television production operations. Subsequent to the restructuring, the Broadcasting segment consists of our limited television production operations, television content library licensing and satellite radio operations. While future revenues and assets from these operations are not expected to be significant, we reported activities under the Broadcasting segment in 2014 to provide historical context.
In 2014, Martha Stewart's Cooking School seasons 3 and 4 and Martha Bakes season 3 aired on PBS. Revenues related to these television programs consisted of sponsorship revenues. New episodes of Martha Bakes season 4 began to air in January 2015, with related sponsorship revenue and production costs to be recognized during the three months ended March 31, 2015.
On January 31, 2013, we entered into a two-year agreement with Sirius XM Radio to produce original programming each week. This agreement with Sirius XM Radio replaced our historical Martha Stewart Living Radio channel with a daily radio show hosted by Martha Stewart, and other MSLO talent, on SiriusXM Stars. Our agreement with Sirius ended in February 2015.
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
INTELLECTUAL PROPERTY
We use multiple trademarks to distinguish our various brands and publications, including Martha Stewart Living, Martha Stewart Collection, Martha Stewart Pets, Martha Stewart Crafts, Martha Stewart Weddings, Everyday Food and Emeril. These and numerous other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. We also register, both offensively and defensively, key domain names containing our trademarks, such as www.marthastewart.com, www.marthastewartweddings.com, www.emerils.com and www.everydayfood.com.
We regularly file copyrights regarding our proprietary designs and editorial content. We have also applied for, and in some instances are now the owners of, domestic and international design and utility patents covering certain of our Martha Stewart Crafts paper punches.
We regard our rights in and to our trademarks, proprietary designs and editorial content as valuable assets in the marketing of our products. Accordingly, we vigorously police and protect our trademarks against infringement and denigration by third parties. We also work with our licensees to assure that our trademarks are used properly. We own and license the perpetual rights to the “Martha Stewart” portion of our marks pursuant to an agreement between us and Ms. Stewart, the description of which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our flagship website can be found at www.marthastewart.com. Our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports, as well as certain other forms we file with or furnish to the SEC, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with, or furnished to, the SEC by accessing www.sec.gov, or by visiting www.marthastewart.com and clicking on Investor Relations and SEC Filings. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), irrespective of any general incorporation language contained in such filings.
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
The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the Martha Stewart Living brand is critical to expanding our base of media and merchandise consumers and merchandising and licensing partners. Our brand may be negatively impacted by a number of factors, including the reputation of our content and products, our ability to adapt to technological changes, the uniqueness and relevance of our content, and the reputation and popularity of Martha Stewart. Maintaining and enhancing the Martha Stewart Living brand will depend largely on our ability to be a leader in providing life-style content and high quality products, which we may not do successfully. If we fail to maintain and enhance our brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected.
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
In addition, in 2008 we acquired the assets relating to Emeril Lagasse’s businesses other than his restaurants and foundation (the “Emeril Assets”). The value of the Emeril Assets is largely related to the ongoing popularity and participation of Mr. Lagasse in the activities related to exploiting these assets. If Mr. Lagasse were to lose popularity with the public or be unable to participate in our business for any reason, the continued value of the Emeril Assets could be materially adversely affected. Any material disruption in Mr. Lagasse’s popularity or ability to participate in our business could potentially force us to further write-down a significant amount of the value we paid for these assets. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for a description of our intangible asset and goodwill impairment charge related to our Emeril Lagasse business.
We may not be able to successfully implement our anticipated growth strategies.
As part of our strategy for growth, we seek to expand our brands and merchandise categories domestically as well as grow the international presence of our merchandise programs and publications. Such endeavors involve significant risks and uncertainties, including distraction of management from current operations and increased short-term costs without any current revenue, which may be dilutive to our earnings in the short term. Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the industries in which we operate and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.
We continue to expand our merchandising and licensing programs into new products and categories, the failure of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
Our growth depends to a significant degree upon our ability to develop new or expand existing merchandising and licensing programs, both domestically and internationally. In recent years, we have entered into several merchandising and licensing agreements, some of which include exclusivity provisions and a long-term duration. We are not able to ensure that our expansion into new business areas will be met with approval from consumers nor can we guarantee that these programs will be fully implemented, or, if implemented, that they will be successful. We may be prohibited from seeking different channels for our products due to the exclusivity provisions and multi-year terms of these agreements and the lack of financial viability of our existing partners or disputes with new or existing licensees may arise that could hinder our ability to grow or expand our product lines as well as prevent or delay our ability to collect the licensing revenue that we expect from our licensing or merchandising partners. We also may not be able to successfully promote our brand and merchandise internationally nor find suitable partners in certain geographies to expand our international licensing and merchandising programs.
Further, while we contractually require that our merchandising partners and licensees maintain the quality of our respective brands, we cannot be certain that our partners, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and prospects, could be materially adversely affected.
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
The success of our brands and our business depends on our ability to originate product trends and to provide creative, useful and attractive ideas, information, concepts, programming and content that strongly appeal to a large number of consumers. Our content and products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to respond quickly and effectively to changes in consumer tastes and trends for ideas, information, concepts, programming, technology, content and products or if our new content or products are not accepted by our consumers, our competitors could introduce similar content or products in a more timely fashion which could hurt the strength of our brand and our business. Further, even if we are successful in anticipating shifts in consumer tastes and trends, we cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past. Our failure to effectively predict, respond to or introduce new content or products that are accepted by consumers could result could have a material adverse effect on our financial condition.
We are dependent on our partnership with Meredith for ongoing publication, distribution and monetization of Martha Stewart Living, our flagship magazine, as well as hosting, advertising and other services related to marthastewart.com, and a disruption in our relationship with Meredith could have a material adverse effect on our business and results of operation.
In October 2014, we entered into a strategic relationship with Meredith pursuant to which we discontinued publication of Martha Stewart Living and our digital operations. Effective November 1, 2014, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Living and Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings, in the United States and Canada. Meredith will also host, operate, maintain and provide advertising sales and related functions for our websites. Pursuant to this relationship, we will continue to own our underlying intellectual property and will produce all editorial content for our magazines and websites and Meredith will license such intellectual property and content from us. Our agreement with Meredith gives Meredith the responsibility to generate revenues for our magazines and websites and our ability to realize the full strategic and financial benefits of our relationship with Meredith depends significantly on Meredith’s ability to successfully market and sell our magazines and websites. With respect to Martha Stewart Living, our agreement provides that Meredith will pay for content it requests from us at a per page rate and is obligated to pay us a portion of any related operating profit upon achievement of certain financial milestones. With respect to our digital properties, Meredith is obligated to pay us a share of all digital advertising revenue. If Meredith’s operations are seriously disrupted for any reason, and Meredith is unable to provide the services to us, it could adversely affect our business and our profitability. Further, if Meredith (1) fails to execute our strategy for video distribution, (2) fails to generate digital advertising revenue, or diverts its priorities to obtaining print advertising rather than digital advertising, or (3) discontinues selling our websites directly and instead sells the websites as a bundle with its other brands, therefore reducing our digital advertising rates, then the share of digital advertising revenue we could receive under our agreement would decrease and we would be unable to realize the full financial benefits of the partnership. With respect to Martha Stewart Weddings, as Meredith is providing services to us on a cost-plus basis, we also continue to be exposed to fluctuations in postage, paper, distribution and other circulation-related expenses.
Further, while our agreement with Meredith has a ten-year term, Meredith has the right to terminate our agreement without cause after the second anniversary of the agreement. Upon a termination of our agreement, we would have the right to purchase (i) any or all of the assets, rights, properties and business of our print publications and/or (ii) the websites and digital properties and related traffic and consumer data. If we do not exercise this right, any transition of operations related to publishing, distributing, advertising and marketing our print publications and hosting, operating and providing advertising sales and related functions for our digital properties internally would divert management attention and expose us to significant costs. In particular, any transfer of print operations from Meredith to us would require us to rebuild our historic volume of advertising as well as to reacquire our historic number of subscribers. In addition, although we receive a backup of our digital content, the technology used by Meredith to host and maintain the websites and digital properties differs from ours and any transition of digital operations from Meredith could require us to rebuild our technology infrastructure, which could result in significant costs to us. Our inability to effectively and efficiently transition these operations internally could have a material adverse effect on our business, financial condition and results of operations.
Additionally, our business and brand depends, in part, on the ongoing publication of our magazines and websites at high-quality levels and any failure to successfully promote the magazines or websites or any deviation from our historic high-quality levels of production may decrease the value of our brand and our business.
We operate in highly competitive industries which subject us to competitive pressures and other uncertainties.
We compete in industries that are highly competitive. With respect to our original and unique content, our current and potential competitors vary by size, offerings and geographic region and range from blogs and other do-it-yourself websites and digital applications that compete with discrete content offerings to large media conglomerations that offer, or may be planning to offer, content and publications broadly competitive with what our content offerings. Increased competition for our print and digital content may reduce our market share and brand recognition and decrease our ability to obtain advertising dollars. Further, we cannot guarantee that we will be able to create the variety and types of content, products and interactive experiences that meet rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences.
Our Merchandising segment competitors consist of mass-market, home improvement and department stores that compete with similar stores in which our products are sold. Our merchandising lines also compete within the mass-market, home improvement and department stores that carry our product lines with other products offered by these stores in the same product categories we sell in, including with products sold under our partners' private labels. We also compete with the internet businesses of these stores and other websites that sell similar retail goods. In general, competitive factors include quality, price, style, name recognition and service.
Our failure to meet competitive pressures could negatively impact our results of operations and financial condition.
Our business has been, and will continue to be, affected by worldwide economic conditions and a failure of the economy to sustain its recovery or a renewed decline in consumer spending could materially adversely affect the value of our assets, our revenues and the results of our operations.
Many economic and other factors outside of our control, including consumer credit availability, increased unemployment, a downturn in housing sales and remodels and declines in consumer confidence and consumer spending, particularly discretionary spending, have had an adverse impact on our revenues and results of operations. In our Merchandising segment, economic weakness and unfavorable consumer spending trends continue to impact spending on general merchandise and homes and home improvement projects-categories in which we license our brands-resulting in weaker revenues from our licensed products. If our merchandising partners experience declining revenues or other financial difficulties as a result of global economic conditions, this could result in their unwillingness to continue to sell our products, their inability to timely meet their royalty payment obligations to us, extended payment terms, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense. Further, if our merchandising partners experience severe financial difficulty, some may become insolvent and cease business operations, which would reduce the availability of our licensed products to consumers. We cannot predict the future health and viability of the companies with which we do business and upon which we depend for royalty revenues, advertising dollars and credit.
The Company’s success depends largely on the continued service and availability of key personnel and our ability to retain or motivate our key personnel.
We rely on the continued availability and service of our senior management, including our Chief Executive Officer, members of our executive team and other key employees. The loss of the services of any key individual could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
We may record future intangible asset impairment charges, which could materially adversely impact our results of operations.
We perform our annual impairment test for intangible assets on October 1st of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates, and discount rates. These assumptions are uncertain and by nature may vary from actual results. A significant reduction in the estimated fair values of our intangible assets could result in impairment charges that could materially affect our results of operations. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for a description of our intangible asset and goodwill impairment charge related to our Emeril Lagasse business.
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
As of February 28, 2015, Ms. Stewart beneficially owns, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 89.0% of the outstanding voting power of our Common Stock and Ms. Stewart is our Chief Creative Officer and the Non-Executive Chairman of our Board. As a result of her stock ownership and position at the Company, Ms. Stewart has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future. Moreover, Ms. Stewart’s concentrated control could, among other things, discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses and stockholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information concerning the location, use and approximate square footage of our principal facilities as of December 31, 2014, all of which are leased, is set forth below:

Location	Use	Approximate Area in Square Feet
601 West 26th Street New York, NY	Publishing segment editorial and video production offices, product design facilities, photography studio, test kitchens, property storage, principal executive and administrative offices and corporate offices	176,550

Satellite Sales Offices in Illinois and California	Advertising sales offices *	5,286
* In connection with our Meredith partnership, effective November 1, 2014, we vacated our satellite offices in Illinois and California. Both satellite offices were subleased in early 2015.
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

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014
High Sales Price	$3.1	$2.67	$2.67	$4.47	$5.50	$4.81	$4.92	$4.74
Low Sales Price	$2.43	$2.28	$2.26	$2.2	$3.80	$3.76	$3.5	$3.40
As of February 28, 2015, there were 7,350 record holders of our Class A Common Stock and one record holder of our Class B Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
Although we have paid dividends in prior periods, we do not pay regular quarterly dividends and there can be no assurances that dividends will be paid in the future.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

PERFORMANCE GRAPH
The following graph compares the performance of our Class A Common Stock during the period commencing on January 1, 2010 and ending on December 31, 2014, with that of the Standard & Poor's SmallCap 600 Index ("S&P SmallCap 600 Index") and with a peer group of companies engaged in multimedia and licensing businesses similar to ours ("Peer Group").
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
The graph assumes that $100 was invested in each of our Class A Common Stock, the S&P SmallCap 600 Index and the Peer Group at the closing prices on December 31, 2009 and assumes reinvestment of dividends. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Martha Stewart Living Omnimedia, Inc
S&P Smallcap 600 Index
Peer Group
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
ASSUMES $100 INVESTED ON DEC. 31, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2014

Item 6. Selected Financial Data.
The information set forth below for the five years ended December 31, 2014 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below (in thousands, except share per share amounts).

	2014	2013	2012	2011	2010
INCOME STATEMENT DATA REVENUES
Publishing	$82,139	$96,493	$122,540	$140,857	$145,573
Merchandising	57,371	59,992	57,574	48,614	42,806
Broadcasting	2,406	4,190	17,513	31,962	42,434
Total revenues	141,916	160,675	197,627	221,433	230,813
Operating loss	(7,832)	(1,897)	(56,396)	(18,594)	(8,663)
Net loss	$(5,058)	$(1,772)	$(56,085)	$(15,519)	$(9,596)
PER SHARE DATA
Loss per share:
Basic and diluted—Net loss	$(0.09)	$(0.03)	$(0.83)	$(0.28)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	56,953,958	64,912,368	67,231,463	55,880,896	54,440,490
Dividends per common share	$—	$—	$—	$0.25	$—
FINANCIAL POSITION
Cash and cash equivalents	$11,439	$21,884	$19,925	$38,453	$23,204
Short-term investments	36,816	19,268	29,182	11,051	10,091
Restricted cash and investments	—	5,072	—	—	—
Total assets	121,479	148,367	154,260	216,120	222,314
Long-term obligations	—	—	—	—	7,500
Shareholders’ equity	68,685	70,475	95,516	147,947	139,033
OTHER FINANCIAL DATA
Cash flow provided by / (used in) operating activities	$2,706	$(1,495)	$396	$(2,142)	$2,332
Cash flow (used in) / provided by investing activities	(14,428)	4,378	(18,918)	6,886	153
Cash flow provided by / (used in) financing activities	1,277	(924)	(6)	10,505	(4,665)
NOTES TO SELECTED FINANCIAL DATA
Loss from continuing operations
2014 results included a non-cash intangible asset and goodwill impairment charge of $11.4 million in our Merchandising segment and restructuring charges of $3.6 million.
2013 results included restructuring charges of $3.4 million.
2012 results included a non-cash goodwill impairment charge of $44.3 million in our Publishing segment and restructuring charges of $4.8 million.
2011 results include restructuring charges of $5.1 million.
2010 results include the recognition of substantially all of the license fee of approximately $5.0 million from Hallmark Channel for a significant portion of our library of programming, as well as licensing revenue for other new programming delivered to Hallmark Channel.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes under Item 8 of this Annual Report on Form 10-K.
EXECUTIVE SUMMARY
Martha Stewart Living Omnimedia, Inc. is a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products.
Our core strategy is to enhance the value and reach of our brand and our content to accelerate our growth in a manner that provides value to our shareholders. We hope to grow our merchandising business by capitalizing on our brand equity and diversifying into new categories, distribution channels and markets. Specifically, we aim to negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design. Further, we aim to continue to create inspirational content, appealing to our loyal customers, to be distributed and monetized through our owned and operated social platforms and across our licensed publishing partners’ platforms. Similar to our commitment to provide designs for high quality products to our merchandising partners, with our recent partnership with Meredith Corporation, we are in a position to focus on our core strength as a Company: creating and licensing award-winning and inspirational content.
We are currently organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our consolidated operating results for years ended December 31, 2014, 2013 and 2012.

(in thousands)	2014		2013	2012
Total Revenues	$141,916		$160,675	$197,627
Total Operating Costs and Expenses	(149,748)	*	(165,296)	(254,023)	**
Gain on Sale of Subscriber List, net	—		2,724	—
Total Operating Loss	$(7,832)		$(1,897)	$(56,396)
* Merchandising segment operating costs and expenses for 2014 included a non-cash intangible asset and goodwill impairment charge of $11.4 million.
** Publishing segment operating costs and expenses for 2012 included a non-cash goodwill impairment charge of $44.3 million.
We generate revenue from various sources such as licensing partners, advertising customers and magazine circulation. Publishing segment revenues during 2014 were comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Living, Martha Stewart Weddings and related special issue publications, as well as royalties from our book business. Publishing segment revenue during 2014 also included advertising revenue generated from our digital properties, primarily marthastewart.com, as well as revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's, J.C. Penney and PetSmart. Our wholesale partnerships include Avery, through December 2014, for our Martha Stewart Home Office line (sold at Staples) and Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michaels and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril Lagasse brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by or on behalf of third parties. Broadcasting segment revenues during 2014 were generated from our limited television production operations, television content library licensing and satellite radio operations.
Our expenses across all of our segments primarily consist of compensation and related charges. In addition, we have incurred expenses in our Publishing segment related to the physical costs associated with producing and distributing magazines, the selling and promotion costs that support our advertising, marketing, circulation marketing and research efforts and the technology costs associated with our digital properties. We also incurred and will continue to incur editorial costs associated with creating content across our media platforms and the costs associated with producing our video programming. We also incur general overhead costs, including facilities and related expenses.
On October 14, 2014, we entered into the MS Living Agreement with Meredith and, effective November 1, 2014, we discontinued publication of Martha Stewart Living and our digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com and marthastewartweddings.com, and our related digital assets. We will continue to own our underlying intellectual property, and create and provide all editorial content for

Martha Stewart Living, marthastewart.com and marthastewartweddings.com. Concurrently with the MS Living Agreement, we also entered into the MS Weddings Agreement with Meredith. Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings, in the United States and Canada. We will continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. The MS Weddings Agreement provides that Meredith will provide these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings. In connection with entering into our partnership with Meredith, we incurred restructuring charges of $2.7 million, principally related to severance and contract termination fees.
As a result of our partnership with Meredith, we expect a significant impact on certain Publishing segment revenues and expenses, which is described in further detail in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies. Specifically, with the elimination of Martha Stewart Living advertising and circulation revenues that began with the February 2015 issue and the digital advertising revenue share arrangement that began November 1, 2014, we expect total advertising and circulation revenues to decline. These revenue declines will be partially offset by the recognition of licensing revenue for print and digital editorial content that we provide to Meredith, which began November 1, 2014. We also expect our Publishing segment expenses to significantly decline due to the elimination of almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our websites. With respect to Martha Stewart Weddings, we will continue to record advertising and circulation revenue generated by Meredith on our behalf for Martha Stewart Weddings and related special interest publications, as well as all costs associated with these magazines, including our editorial expenses and Meredith's expenses for production, selling and distribution services that are provided to us on a cost-plus basis.
Detailed segment operating results for 2014, 2013 and 2012 are summarized below.

(in thousands)	2014		2013	2012
Segment Revenues:
Publishing	$82,139		$96,493	$122,540
Merchandising	57,371		59,992	57,574
Broadcasting	2,406		4,190	17,513
TOTAL REVENUES	141,916		160,675	197,627
Segment Operating Costs and Expenses:
Publishing	(89,722)		(113,998)	(184,569)	**
Merchandising	(26,952)	*	(19,480)	(18,097)
Broadcasting	(2,279)		(2,035)	(15,159)
TOTAL OPERATING COSTS AND EXPENSES Before Corporate Expenses	(118,953)		(135,513)	(217,825)
Publishing - Gain on sale of subscriber list, net	—		2,724	—
Operating Income / (Loss):
Publishing	(7,583)		(14,781)	(62,029)
Merchandising	30,419		40,512	39,477
Broadcasting	127		2,155	2,354
Total Segment Operating Income / (Loss) Before Corporate Expenses	22,963		27,886	(20,198)
Corporate Expenses ***	(30,795)		(29,783)	(36,198)
TOTAL OPERATING LOSS	$(7,832)		$(1,897)	$(56,396)
* Merchandising segment operating costs and expenses included a non-cash intangible asset and goodwill impairment charge of $11.4 million.
** Publishing segment operating costs and expenses for 2012 included a non-cash goodwill impairment charge of $44.3 million.
*** Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive (including Martha Stewart, our Founder and Chief Creative Officer), finance, legal, human resources, corporate communications, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance.

2014 Operating Results Compared to 2013 Operating Results
In 2014, total revenues decreased 12% from 2013 primarily due to lower print advertising, newsstand and subscription revenues. A portion of the decrease in print advertising and circulation revenues was attributable to revenues earned during 2013 from the special interest publications, Cakes and Cupcakes and Martha Stewart Halloween, the final issue of Whole Living and several Everyday Food supplements, with no comparable revenue in 2014. Digital advertising revenues were impacted by the revenue share arrangement with Meredith for November and December 2014. Total revenues also declined due to lower Merchandising segment royalty revenues and lower Broadcasting segment licensing and sponsorship revenues. These declines were partially offset by higher Publishing segment licensing revenue as the result of our partnership with Meredith and higher books revenue.
During 2014, our operating costs and expenses before Corporate expenses included a non-cash intangible asset and goodwill impairment charge of $11.4 million in the Merchandising segment related to the Emeril Lagasse business. Excluding this impairment charge, our operating costs and expenses before Corporate expenses decreased $27.9 million or 21% from 2013, primarily due to lower production, distribution and editorial costs in our Publishing segment, which included savings from four print publications (Cakes and Cupcakes, Martha Stewart Halloween, Whole Living and Everyday Food supplements) that were not produced during 2014. Additionally, there were savings from lower editorial headcount as a result of 2013 restructuring activities, as well as lower costs associated with producing and distributing Martha Stewart Living. Publishing segment costs also decreased in 2014 from significantly lower selling and promotion expenses due to 2013 restructuring activities, as well as the impact of our partnership with Meredith, which, effective November 1, 2014, eliminated most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. Merchandising segment operating costs and expenses, excluding the $11.4 million non-cash impairment charge, were also lower primarily due to decreased compensation related costs.
Corporate expenses increased 3% from 2013, due to higher compensation costs, which included bonus expenses in 2014, partially offset by lower professional fees and general cost savings. Corporate expenses in 2014 also included the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space during February 2014. The company-wide decrease in rent expense attributable to this office consolidation was allocated to our business segments based on current utilization of office space.
2013 Operating Results Compared to 2012 Operating Results
In 2013, total revenues decreased 19% from 2012 primarily due to the impact from the restructuring activities in our Publishing and Broadcasting segments, as well as the negative impact on magazine circulation revenues from the change in frequency of Martha Stewart Living. Additionally, Broadcasting revenues declined from lower radio licensing fees and the inclusion in 2012 of television licensing revenue from programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in 2013. These declines were partially offset by royalty revenue from J.C. Penney, with no comparable revenue in the prior year and higher digital advertising revenue.
Our operating costs and expenses before Corporate expenses included a non-cash goodwill impairment charge of $44.3 million in 2012 and included the net gain on the sale of the Whole Living subscriber list of $2.7 million in 2013, both in our Publishing segment. Excluding these two items, our operating costs and expenses before Corporate expenses in 2013 decreased $37.9 million or 22% from 2012. This decrease was due to the savings achieved from the restructuring activities in our Publishing and Broadcasting segments, partially offset by costs associated with producing and distributing short-form video programming for our digital properties, as well as higher selling and promotion costs associated with the increase in digital advertising revenues.
Corporate expenses decreased 18% in 2013 as compared 2012, primarily due to reduced compensation related to executive management and lower headcount, as well as general cost savings. Corporate expenses were also lower due to a partial reimbursement from our insurance carrier associated with certain Macy's litigation costs.
Liquidity
During 2014, our overall cash, cash equivalents, short-term investments and restricted cash and investments increased $2.0 million from $46.2 million at December 31, 2013 to $48.2 million at December 31, 2014. The increase was generated by our cash from operating activities, primarily due to the collection of receivables from royalties and advertising, partially offset by cash used for capital expenditures. We had no borrowings against our $5.0 million line of credit with Bank of America, N.A., as of December 31, 2014 or 2013.

RESULTS OF OPERATIONS
Comparison of years ended December 31, 2014 to 2013.
PUBLISHING SEGMENT

(in thousands)	2014	2013	Better / (Worse)
Publishing Segment Revenues
Print Advertising	$33,790	$44,128	$(10,338)
Digital Advertising	19,947	23,355	(3,408)
Circulation	21,203	25,541	(4,338)
Books	2,512	1,463	1,049
Licensing and other	4,687	2,006	2,681
Total Publishing Segment Revenues	$82,139	$96,493	$(14,354)

Production, distribution and editorial	(49,553)	(61,454)	11,901
Selling and promotion	(31,483)	(42,940)	11,457
General and administrative	(5,515)	(6,656)	1,141
Depreciation and amortization	(469)	(944)	475
Restructuring charges	(2,702)	(2,004)	(698)
Gain on sale of subscriber list, net	—	2,724	(2,724)
Publishing Segment Operating Loss	$(7,583)	$(14,781)	$7,198
Our Publishing segment results for 2014 were impacted by our partnership with Meredith. Specifically, as a result of the MS Living Agreement, effective November 1, 2014: (i) digital advertising revenue, from November 1, 2014 through December 31, 2014, was recognized only for our share of total digital advertising revenue, net of commissions and certain third-party expenses; (ii) licensing revenue included approximately $2 million for the delivery of paid subscribers to Meredith on November 1, 2014, as well as licensing revenue associated with the delivery of print and digital editorial content to Meredith during November and December 2014; (iii) selling and promotion expenses benefited from the elimination, as of November 1, 2014, of most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses; and (iv) restructuring charges were incurred primarily from employee severance costs, as well as contract termination fees and other related expenses. Although the effective date of the MS Living Agreement was November 1, 2014, Meredith began publishing Martha Stewart Living with the February 2015 issue, which had an on-sale date of January 2015. Accordingly, print advertising and circulation revenues from Martha Stewart Living in 2014, as well as related expenses, were not impacted by the MS Living Agreement. The MS Weddings Agreement, with respect to 2014, also had no impact to revenues and expenses associated with Martha Stewart Weddings and related special interest publications. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of our revenue recognition policies with respect to our partnership with Meredith.
Publishing segment revenues decreased 15% in 2014 from 2013. Print advertising revenue decreased $10.3 million primarily due to fewer advertising pages sold at lower rates for both Martha Stewart Living and Martha Stewart Weddings. In addition, 2013 included $1.0 million of advertising revenue from the final issue of Whole Living and several Everyday Food supplements, with no comparable revenue in 2014. Digital advertising revenue decreased $3.4 million due to our digital revenue share arrangement with Meredith, which began November 1, 2014. Circulation revenue decreased $4.3 million partially due to $2.2 million of prior year newsstand revenue from the special interest publications, Cakes and Cupcakes and Martha Stewart Halloween, and newsstand and subscription revenues from the final issue of Whole Living, with no comparable revenues during 2014. In addition, subscription revenue from Martha Stewart Living decreased due to an average lower rate per copy. Royalties from Martha Stewart branded books published under our multi-book agreement with The Crown Publishing Group (Clarkson Potter) increased $1.0 million due to the delivery of higher-value manuscripts in 2014 as compared to 2013. Additionally, we recorded a non-recurring benefit in 2014 from the early termination of our agreement with HarperCollins Publishers related to Emeril Lagasse-branded books, which was replaced with an agreement with THEI. Licensing and other revenue in our Publishing segment increased $2.7 million in 2014 compared to 2013 primarily due to the recognition of $2.0 million from the delivery of our subscriber list to Meredith on November 1, 2014, as well as license fees received in connection with the delivery of print and digital editorial content to Meredith.
Production, distribution and editorial expenses decreased $11.9 million in 2014 due to $3.1 million in costs in 2013 related to publishing the special interest publications, Cakes and Cupcakes and Martha Stewart Halloween, as well as several

Everyday Food supplements and the final issue of Whole Living, with no comparable expenses during 2014. Physical magazine costs associated with producing and distributing Martha Stewart Living were also lower during the current-year period due to fewer advertising and editorial pages. In addition, editorial expenses decreased as a result of lower editorial headcount from 2013 restructuring activities. Selling and promotion expenses decreased $11.5 million due to lower advertising sales and marketing headcount and lower commissions on decreased advertising revenues. Selling and promotion expenses also decreased from the impact of our partnership with Meredith, which, effective November 1, 2014, eliminated most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. In addition, the costs associated with the advertising and marketing event, American Made by Martha Stewart, were lower in 2014 as compared to 2013. General and administrative expenses decreased $1.1 million primarily due to lower allocated rent expense of $1.1 million, which was offset by an increase in the rent allocated within Corporate expenses to reflect current utilization of office space.
Restructuring charges of $2.7 million were incurred during 2014 in connection with entering into our partnership with Meredith, which resulted primarily from employee severance costs, as well as contract termination fees and other related expenses. Restructuring charges in 2013 of $2.0 million represented employee severance costs related to our efforts to realign our business to focus on efficient content creation and other operational efficiencies, which were realized through cost reductions in 2014 as described above.
During 2013, we sold our Whole Living subscriber list for an aggregate net gain of $2.7 million, with no comparable gain in 2014. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue.

MERCHANDISING SEGMENT

(in thousands)	2014	2013	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$57,371	$59,992	$(2,621)
Total Merchandising Segment Revenues	$57,371	$59,992	$(2,621)

Production, distribution and editorial	(7,185)	(9,783)	2,598
Selling and promotion	(1,837)	(2,071)	234
General and administrative	(6,065)	(6,993)	928
Depreciation and amortization	(51)	(50)	(1)
Restructuring charges	(464)	(583)	119
Impairment of trademark and goodwill	(11,350)	—	(11,350)
Merchandising Segment Operating Income	$30,419	$40,512	$(10,093)
Merchandising segment revenues decreased 4% in 2014 from 2013. Royalty and other revenues decreased $2.6 million primarily due to: (i) lower royalties and design fees from J.C. Penney reflecting fewer licensed categories sold at J.C. Penney; (ii) the impact of certain expired partnerships, including our home office product line with Avery; (iii) lower sales at The Home Depot; (iv) the timing of shipments during 2013 from Age Group with respect to our Martha Stewart Pets line as compared to our direct license relationship with PetSmart during 2014; and (v) lower royalties related to our Emeril Lagasse brand. These revenue declines were partially offset by the pro rata recognition of non-cash revenue of $6.7 million that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney, with only $1.3 million of such non-cash revenue recognized in 2013. The return of those shares was the result of the October 21, 2013 amendment to our agreement with J.C. Penney, which resulted in an initial increase to deferred revenue of approximately $25 million that is being recognized ratably as non-cash revenue through June 30, 2017. In addition, 2014 included higher revenues related to television talent services provided by Martha Stewart.
Production, distribution and editorial expenses decreased $2.6 million in 2014 from 2013 primarily due to a decrease in compensation-related costs, including a reduction in the number of employees who had supported J.C. Penney design efforts in 2013. General and administrative expenses decreased $0.9 million partially due to a charge of $0.4 million recorded in 2013 related to certain Macy's royalties, with no comparable expense during 2014. General and administrative expenses also decreased $0.5 million from lower allocated rent expense, which was offset by an increase in the rent allocated within Corporate expenses to reflect current utilization of office space. Restructuring charges in 2014 and 2013 consisted of employee severance costs. During the three months ended September 30, 2014, we performed an interim review of our indefinite-lived intangible asset and goodwill associated with the Emeril Lagasse business. As a result of this review, we recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to fair value. For further details on this intangible asset and goodwill impairment charge, see the Notes to Consolidated Financial Statements in this 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies.

BROADCASTING SEGMENT

(in thousands)	2014	2013	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$1,620	$2,303	$(683)
Licensing and other	786	1,887	(1,101)
Total Broadcasting Segment Revenues	$2,406	$4,190	$(1,784)

Production, distribution and editorial	(1,982)	(1,884)	(98)
Selling and promotion	(245)	(22)	(223)
General and administrative	(48)	(102)	54
Depreciation and amortization	(4)	(27)	23
Broadcasting Segment Operating Income	$127	$2,155	$(2,028)
Broadcasting segment revenues decreased 43% in 2014 from 2013. Advertising revenue decreased $0.7 million due to lower sponsorship revenue related to our PBS shows, Martha Stewart's Cooking School and Martha Bakes. Licensing and other revenue decreased $1.1 million in 2014 primarily due to the inclusion in 2013 of cable retransmission royalties associated with the historical distribution rights to air The Martha Stewart Show, as well as lower international television licensing revenue in 2014.
Selling and promotion expenses increased $0.2 million due to the inclusion of headcount to support advertising sales efforts.

CORPORATE

(in thousands)	2014	2013	Better / (Worse)

General and administrative	$(26,494)	$(26,194)	$(300)
Depreciation and amortization	(3,830)	(2,737)	(1,093)
Restructuring charges	(471)	(852)	381
Total Corporate Operating Costs and Expenses	$(30,795)	$(29,783)	$(1,012)
Corporate operating costs and expenses increased 3% in 2014 from 2013. General and administrative expenses increased $0.3 million primarily due to higher compensation costs, which included bonus expenses in 2014, with no comparable expenses in 2013. The increase in compensation costs were partially offset by lower professional fees and general cost savings. Professional fees in 2013 included legal costs related to the then ongoing litigation with Macy's, which were partially offset by a reimbursement of certain legal costs from our insurance carrier during 2013, with no comparable benefit in 2014. Total company-wide rent expense decreased $1.6 million due to savings from vacating approximately 21% of our primary office space in February 2014. However, for Corporate, these rent savings were offset by $1.6 million in higher allocated rent expense to Corporate from the reallocation of rent charged to our business segments to reflect current utilization of office space. The increase in rent allocated to Corporate was offset by a decrease in our Publishing and Merchandising segment rent allocation, as discussed above. Depreciation and amortization increased $1.1 million largely due to the non-recurring accelerated amortization of leasehold improvements of $2.1 million related to vacating 21% of our primary office space, partially offset by lower depreciation expense for the remainder of the year on fewer assets. Restructuring charges in 2014 and 2013 primarily consisted of employee severance costs.
OTHER ITEMS
INCOME TAX BENEFIT. Our 2014 results included a net tax benefit that resulted from the non-cash impairment of an indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. In addition, there was a non-recurring tax benefit to revalue deferred tax liabilities as a result of the change in a state rate for which deferred taxes are measured. The income tax provision in 2013 of $(0.1) million was net of a non-recurring tax benefit of $1.3 million, which was attributable to the 2012 impairment of goodwill, for which all tax basis had been previously amortized.
NET LOSS. Net loss was $(5.1) million for 2014, compared to a net loss of $(1.8) million for 2013, as a result of the factors described above.

RESULTS OF OPERATIONS
Comparison of years ended December 31, 2013 to 2012.
In 2012, we implemented several restructuring actions in our Publishing segment ("2012 Publishing Restructuring"), which included the transition of the print publication Everyday Food from a stand-alone title to a digital-focused brand distributed across multiple platforms. Everyday Food ceased publication as a stand-alone title with its December 2012 issue, and was issued as an occasional supplement to Martha Stewart Living subscribers in 2013. In addition, we discontinued publication of Whole Living with the January/February 2013 issue, and sold the related subscriber list in January 2013. We also significantly restructured the Broadcasting segment in 2012 ("Broadcasting Restructuring"), which included the termination of our live audience television production operations. While future revenues and assets from these operations are not expected to be significant, we reported activities under the Broadcasting segment during 2013 to provide historical context.
These 2012 restructuring initiatives in both segments impacted the comparability of the results for 2013 from the prior year. In particular, the 2012 Publishing Restructuring impacted the comparability of the Publishing segment's print advertising and circulation revenues, as well as production, distribution and editorial costs and selling and promotion expenses. Some of the cost savings achieved from the 2012 Publishing Restructuring have been partially offset by continued investment in our digital properties. The Broadcasting Restructuring impacted the comparability of the Broadcasting segment's advertising revenue, as well as all costs and expenses in the Broadcasting segment.
PUBLISHING SEGMENT

(in thousands)	2013	2012	Better / (Worse)
Publishing Segment Revenues
Print Advertising	$44,128	$56,763	$(12,635)
Digital Advertising	23,355	20,752	2,603
Circulation	25,541	41,620	(16,079)
Books	1,463	1,475	(12)
Other	2,006	1,930	76
Total Publishing Segment Revenues	$96,493	$122,540	$(26,047)

Production, distribution and editorial	(61,454)	(79,548)	18,094
Selling and promotion	(42,940)	(49,797)	6,857
General and administrative	(6,656)	(8,254)	1,598
Depreciation and amortization	(944)	(742)	(202)
Restructuring charges	(2,004)	(1,971)	(33)
Goodwill impairment	—	(44,257)	44,257
Gain on sale of subscriber list, net	2,724	—	2,724
Publishing Segment Operating Loss	$(14,781)	$(62,029)	$47,248
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
Production, distribution and editorial expenses decreased $18.1 million in 2013 from 2012 primarily due to the 2012 Publishing Restructuring, which eliminated approximately $16.7 million of physical costs and editorial expenses. Additionally, physical costs associated with producing and distributing Martha Stewart Living declined due to the frequency change of the magazine. The decreases from the 2012 Publishing Restructuring were partially offset primarily by higher expenses associated with our investment in producing short-form video programming for our digital properties and higher editorial staff and story costs. Selling and promotion expenses decreased $6.9 million in 2013 from 2012 primarily due to the 2012 Publishing Restructuring, which eliminated approximately $10.5 million of magazine circulation-related costs and advertising and marketing expenses. Additionally, selling and promotion expenses decreased due to lower magazine circulation costs for Martha Stewart Living, which benefited from the 2012 Publishing Restructuring as we redirected prior Everyday Food subscribers to Martha Stewart Living, thus reducing subscriber acquisition costs during 2013. These decreases in selling and promotion expenses were partially offset by higher selling and commission costs, as well as an increase in headcount, associated with the increase in digital revenues and higher costs for market research. General and administrative expenses decreased $1.6 million due to lower allocated rent expense, which was offset by an equal increase in our Merchandising segment and Corporate rent allocation. Rent expense is charged to our segments to reflect utilization of office space. The reallocation of rent expense was the result of the 2012 Publishing Restructuring, reflecting the lower overall headcount of the restructured Publishing segment. Restructuring charges in 2013 represented employee severance costs related to our efforts to realign our business to focus on efficient content creation and other operational efficiencies. These 2013 restructuring charges were largely incurred in December 2013 and did not impact any of the operating costs and expenses described above, as the benefit from lower compensation expense was first realized in 2014. Restructuring charges in 2012 represented employee severance costs associated with the 2012 Publishing Restructuring.
During 2012, we incurred a non-cash goodwill impairment charge of $44.3 million, which was the result of the Publishing segment experiencing slower than anticipated growth in advertising.
The net gain on the sale of Whole Living subscriber list was $2.7 million in 2013 with no comparable gain in the prior-year period. Pursuant to this sale, the subscription contracts for the print and digital editions of Whole Living, as well as the rights and benefits of the subscribers, were transferred to the buyer in exchange for cash. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, we also recognized the remaining deferred subscription revenue. See Note 15, Gain on Sale of Subscriber List, net in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

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
Merchandising segment revenues increased 4% in 2013 from 2012. Royalty and other revenues increased $2.4 million primarily due to the recognition of royalty revenue from our commercial agreement with J.C. Penney, with no comparable royalty revenue from J.C. Penney in the prior-year period. Also included in royalty and other revenues is the pro rata recognition of non-cash revenue that resulted from the value assigned to the 11 million shares of our Class A Common Stock returned from J.C. Penney. In addition, royalty revenues increased due to higher shipments of our pets products and our then new vitamin products, Martha Stewart Essentials. The increases in royalty and other revenues were partially offset by lower royalties from The Home Depot (reflecting fewer styles offered of our patio products and lower sales of soft flooring), lower design fees from J.C. Penney, as well as the impact of certain expired partnerships and certain non-recurring prior-year period benefits with no comparable revenue during 2013.
Production, distribution and editorial expenses decreased $1.5 million in 2013 from 2012 due to a decrease in compensation related costs, primarily from the reduction in the number of employees who had supported J.C. Penney design efforts in 2012. General and administrative expenses increased $2.4 million due to higher allocated compensation expenses of $0.9 million associated with Emeril Lagasse for television programming produced by third parties that was previously recorded in the Broadcasting segment during 2012, as well as a reserve of $0.4 million for the collection of certain Macy's royalties. In addition, general and administrative expenses increased due to higher allocated rent expense of $1.0 million from the reallocation of rent charged to the Merchandising segment to reflect current utilization of office space. The increase in our Merchandising segment rent allocation was offset by a decrease in our Publishing segment rent allocation, as discussed above. Restructuring charges of $0.6 million for 2013 represented employee severance costs.

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
Broadcasting segment revenues decreased 76% in 2013 from 2012. Advertising revenue decreased $7.6 million primarily due to a $7.3 million impact from the Broadcasting Restructuring. In addition, in accordance with our accounting policy, we released $1.3 million in 2012 that had been previously reserved for audience underdelivery related to seasons 5 and prior of the The Martha Stewart Show under our syndication agreement with NBC. Partially offsetting these declines in advertising revenue was sponsorship revenue in 2013 related to Martha Stewart's Cooking School and Martha Bakes, each of which aired on PBS. Licensing and other revenue decreased $5.7 million primarily due to the inclusion of licensing revenues during 2012 associated with television programming on the Hallmark Channel featuring Emeril Lagasse, with no comparable revenue in the current year. In addition, licensing and other revenue reflected reduced radio licensing fees from our then new agreement with Sirius XM, as well as lower international television licensing revenue.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
During 2014, our overall cash, cash equivalents, short-term investments and restricted cash and investments increased $2.0 million from $46.2 million at December 31, 2013 to $48.2 million at December 31, 2014. The increase was generated by our cash from operating activities, primarily due to the collection of receivables from royalties and advertising, partially offset by cash used for capital expenditures.
On May 19, 2014, we entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which provides for the continued arrangement for a line of credit with Bank of America, N.A. of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. Through 2014 and 2013, we had no borrowings against our line of credit.
We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described previously, which include cash from licensing partners and advertising and magazine customers. Operating cash outflows have generally included: employee and related costs; costs associated with producing and distributing magazines; editorial costs associated with creating content across our media platforms; selling and promotion costs that support our advertising, marketing, circulation marketing and research efforts; technology costs associated with our digital properties; costs associated with producing and distributing our video programming; and costs of facilities. Effective November 1, 2014, cash inflows, related to our Publishing segment, include cash from Meredith, pursuant to the MS Living and MS Weddings Agreements related to the delivery of our content and digital advertising revenue. Additionally, our cash outflows from operating activities are expected to be significantly reduced as Meredith has assumed the costs of producing and distributing Martha Stewart Living, selling and promotion costs, including circulation marketing and research efforts, and costs of operating our digital properties.
Cash provided by and (used in) operating activities was $2.7 million, $(1.5) million and $0.4 million in 2014, 2013 and 2012, respectively. Despite our operating loss of $(7.8) million during 2014, we generated cash flow from operating activities through the collection of receivables related to royalties and advertising, as well as through the liquidation of our paper inventory. Also, our operating loss included an $11.4 million non-cash intangible asset and goodwill impairment charge in our Merchandising segment associated with the Emeril Lagasse business, as well as depreciation and amortization expense of $4.4 million, which included the non-recurring accelerated amortization of leasehold improvements related to vacating 21% of our primary office space. However, partially offsetting these items were the inclusion in our operating loss of non-cash revenue and the recognition of certain royalty, subscription and advertising revenues during 2014, which had been collected as of December 31, 2013. Cash was also used to pay certain payroll and related liabilities, including severance payments, which were expensed during 2013.
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
Cash (used in) and provided by investing activities was $(14.4) million, $4.4 million, $(18.9) million in 2014, 2013 and 2012, respectively. In 2014, cash used in investing activities primarily consisted of net purchases of short-term investments. We also used $0.5 million in cash for incremental capital improvements to our information technology infrastructure and to our corporate office space.
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
Financing Activities
Cash flows provided by and (used in) financing activities were $1.2 million, $(0.9) million and $(6) thousand in 2014, 2013 and 2012, respectively. In 2014, cash provided by financing activities represented proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans. Additionally, in connection with the Amended Credit Agreement, we are no longer obligated to secure our line of credit with cash or investment collateral and therefore we released the restricted cash and investments that had been presented as a component of current assets on the consolidated balance sheets. Partially offsetting the cash provided by financing activities was cash used to pay employee tax obligations in connection with vesting of employee restricted stock unit awards.
In 2013, cash used in financing activities was primarily the result of securing our line of credit pursuant to the terms of our Amended Credit Agreement and cash used to pay employee tax obligations in connection with vesting of employee restricted stock unit awards.
In 2012, cash used for payment of employee tax obligations in connection with vesting of employee restricted stock unit awards was fully offset by proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
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
Prior to the Amended Credit Agreement, our line of credit was required to be secured by cash or investment collateral of at least $5.0 million. Accordingly, as of December 31, 2013, we maintained restricted investments of $4.5 million and restricted cash of $0.6 million. The aggregate of these amounts was included in the line item "Restricted cash and investments," a component of current assets, on the consolidated balance sheets as of December 31, 2013.
Pursuant to the Amended Credit Agreement, the line of credit is no longer secured by cash or investment collateral; instead we must maintain unencumbered liquid assets having an aggregate market value of not less than 100% of any outstanding principal amounts, in addition to the aggregate standby letters of credit issued, under the facility.
The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of December 31, 2014 and December 31, 2013, we had no outstanding borrowings against our line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.

Cash Requirements
Our commitments consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under our operating leases are summarized in the table below. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 13, Commitments and Contingencies, for further discussion.

(in thousands)	Total - As of December 31, 2014
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating Lease Obligations (1)	$24,204	$8,024	$15,626	$554

Total	$24,204	$8,024	$15,626	$554

(1)
Operating lease obligations are shown net of sublease income in this table. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 13, Commitments and Contingencies, for further discussion of operating leases.

In addition to our contractual obligations, we expect to use less than $2.0 million in cash in 2015 for capital expenditures, primarily for continued upgrades to our corporate information technology and leasehold improvements to our office space.
Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter, and year over year, due to publication schedules (see chart below) and seasonality of certain types of advertising. With respect to Martha Stewart Living and Martha Stewart Weddings, we expect the magazine publication schedule in 2015, under the partnership with Meredith, to be similar to 2014. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year. Given our revenue sharing arrangements with Meredith, specifically with respect to digital advertising revenues, the quarterly performance of our Publishing segment will continue to be affected by seasonal fluctuations. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines.

Magazine Publication Schedule Year ended December 31,	2014 *	2013 *	2012 *
Martha Stewart Living *	10 Issues	10 Issues	12 Issues
Martha Stewart Weddings	4 Issues	4 Issues	4 Issues
Special Interest Publications	2 Issues	4 Issues	4 Issues
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
OFF-BALANCE SHEET ARRANGEMENTS
None.
RELATED PARTY TRANSACTIONS
See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 12, Related Party Transactions, for a description of transactions with related parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, intangible assets, multiple-deliverable revenue arrangements, long-lived assets and non-cash equity compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that, of our significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the following may involve the highest degree of judgment and complexity.
Revenue Recognition
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. For example, newsstand revenues are initially recognized based on estimates with respect to future returns, net of brokerage, and net of estimates of newsstand-related fees. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis, and any specific, known troubled accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Revenues and related allowances that rely on estimates are based on our historical experiences and current market conditions.
We participate in certain arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in our publications, custom-created video content and integration on our websites, as well as advertising impressions delivered on our and partner websites.
Consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 09-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) (“ASU 09-13”), we are required to examine separate contracts with the same entity or related parties that are entered into simultaneously or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. Our significant program deliverables generally meet the separation criteria under ASU 09-13. We are then required to allocate revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by us or other vendors. Determination of selling price is a judgmental process which requires numerous assumptions. The fixed and determinable arrangement consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence, and (3) best estimate of selling price. In most instances we have allocated consideration based upon our best estimate of selling price. Our deliverables generally are priced with a wide range of discounts or premiums as the result of a variety of factors including the size of the advertiser and the volume and placement of advertising sold to the advertiser. Our best estimate of selling price is intended to represent the price at which it would sell the deliverable if we were to sell the item regularly on a standalone basis. Our estimates consider market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer. The fixed and determinable arrangement consideration is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled (i.e., when magazines are on sale or when the digital impressions are served).
With respect to revenue recognition under our partnership with Meredith, we concluded that the MS Living Agreement and the MS Weddings Agreement are considered separate arrangements in accordance with ASU 09-13. The MS Living Agreement is a multiple-deliverable revenue arrangement that contains three separate units of accounting: 1) delivery of paid subscribers of Martha Stewart Living; 2) delivery of print editorial content for Martha Stewart Living; and 3) delivery of digital editorial content for inclusion on our websites, primarily marthastewart.com. We allocated the fixed and determinable arrangement consideration to these three units of accounting based on their relative selling prices, using our best estimate of selling price as provided for under ASU 09-13. The fixed and determinable arrangement consideration, as of November 1, 2014, included deferred subscription revenue of approximately $8 million, which represented outstanding Martha Stewart Living subscription contracts that we were no longer obligated to fulfill. The allocation of the fixed and determinable arrangement consideration required us to make judgments and estimates with respect to establishing the best estimate of selling price for each of the units of accounting listed above. Changes to our estimates and assumptions could materially impact the timing and allocation of revenue recognition with respect to the MS Living Agreement.
Indefinite-Lived Intangible Assets
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
During the three months ended September 30, 2014, we performed an interim review of the indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. As a result, during the three months ended September 30, 2014, the Company recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to their fair value. Significant judgments inherent in the interim review included estimating the amount of, and timing of, future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Our estimates, which were Level 3 unobservable inputs, were based on historical results and current economic and market trends, which drive key assumptions of revenue growth rates and operating margins, and therefore, are subject to uncertainty. Although we considered all current information in calculating the amount of the impairment charge, future changes in events or circumstances could result in further decreases in the fair value of its indefinite-lived intangible asset. If actual results differ from our estimate of future cash flows, revenues, earnings and other factors, we may record additional impairment charges in the future.
With respect to our annual test of our trademarks on October 1, 2014, we determined that the fair value of $34.7 million of our trademarks established as of September 30, 2014 was also the fair value as of October 1, 2014. In addition, the financial results of the Emeril Lagasse business for the three months ended December 31, 2014 were in line with our expectations. Accordingly, the Company concluded that no further impairment charges were deemed necessary as of October 1, 2014 and through December 31, 2014. For further information, see the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 2, Summary of Significant Accounting Policies.
Changes to our estimates and assumptions associated with the annual testing of our trademarks within our Merchandising segment could materially affect the determination of fair value and could result in an impairment charge, which could be material to our financial position and results of operations. Increasing the discount or terminal rates or lowering future projected financial information would have resulted in the carrying value exceeding the fair value for the trademarks within the Merchandising segment, as the trademarks were adjusted to fair value as of September 30, 2014.
Deferred Income Tax Asset Valuation Allowance
We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets net deferred tax assets associated with future tax deductions, as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion of income taxes.

Non-Cash Equity Compensation
We currently have a stock incentive plan that permits us to grant various types of stock-based incentives to key employees, directors and consultants. The primary types of incentives that have been granted under the plan are restricted shares of common stock, restricted stock unit awards and stock options. Restricted shares granted to employees are valued at the market value of traded shares on the date of grant. Service-based option awards are valued using a Black-Scholes option pricing model. We apply variable accounting to non-employee price-based restricted stock unit awards in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. The Black-Scholes option pricing model requires numerous assumptions, including expected volatility of our Class A Common Stock price and expected life of the option. Price-based options and price-based restricted stock unit awards are valued using the Monte Carlo Simulation method which takes into account assumptions such as expected volatility of our Class A Common Stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule, and the probability that the market conditions of the award will be achieved. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we adopt a different valuation model, the future period calculations of stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our financial statements.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
We are exposed to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers (including bank instruments and money market funds) and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2014, net unrealized gains and losses on these investments were not material. In 2014, we recorded approximately $0.2 million in interest income. Our future investment income may fluctuate due to changes in interest rates and levels of cash balances, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates before their maturity.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is set forth on pages F-1 through F-33 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of December 31, 2014. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Evaluation of Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited Martha Stewart Living Omnimedia, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Martha Stewart Living Omnimedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Martha Stewart Living Omnimedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Martha Stewart Living Omnimedia, Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2015

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our Proxy Statement for our 2015 annual meeting of stockholders (our “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Information Concerning Nominees,” “INFORMATION CONCERNING EXECUTIVE OFFICERS,” “MEETINGS AND COMMITTEES OF THE BOARD—Code of Ethics” and “—Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is hereby incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item is set forth in our Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD—Compensation Committee Interlocks and Insider Participation,” “COMPENSATION OF OUTSIDE DIRECTORS,” “DIRECTOR COMPENSATION TABLE,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS IN 2014,” “EXECUTIVE COMPENSATION AGREEMENTS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014,” “OPTION EXERCISES AND STOCK VESTED DURING 2014,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding beneficial ownership of our equity securities is set forth in our Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is hereby incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2014.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation plans approved by security holders:	5,798,149	(1)	$4.41	6,327,129	(2)
Equity Compensation plans not approved by security holders:	—		$—	N/A
Total	5,798,149		N/A	6,327,129

(1)
Includes 543,984 shares subject to awards the vesting of which are tied to service periods; and 1,102,500 shares subject to awards the vesting of which are tied to the satisfaction of pricing levels in respect of our Class A Common Stock. The weighted average exercise price reported in column (b) does not take these awards into account.

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

10.1†	—	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.

10.1.1†	—
Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to Exhibit 10.2.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999 (the “1999 10-K”)).

10.1.2†	—
Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2000).

10.1.3†	—
Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K (file number 001-15395) filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.2†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement) as amended by Exhibit 10.2.1.

10.2.1†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.2 to the May 17, 2005 8-K).

10.3	—
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

10.5.3	—
Tenth Lease Modification Agreement, dated as of February 6, 2014, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.5.3 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2013 (the "2013 10-K")).

Exhibit Number		Exhibit Title
10.6	—
Second Amendment, dated February 6, 2014, to the written agreement of lease dated as of February 2004, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.6 to our 2013 10-K).

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
Letter Agreement, dated as of July 2, 2013, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and Lifestyle Research Center LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 3, 2013).

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
Amendment, dated January 11, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.17.2 to our Annual Report on form 10-K (file number 001-15395) for the year ended December 31, 2012).

10.11.2	—
Amendment, dated May 9, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, as amended, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2013).

10.11.3	—
Amendment, dated May 19, 2014 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, as amended, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2014).

Exhibit Number		Exhibit Title
10.12	—
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

Exhibit Number		Exhibit Title
10.25†	—	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 to our June 2011 10-Q).

10.27†	—	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.4 to our September 2011 10-Q).

10.27.1†	—
Amendment No. 1 to Employment Agreement, dated as of September 7, 2014, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on September 10, 2014.

10.29†	—
Employment Agreement, dated as of October 25, 2013, between Martha Stewart Living Omnimedia, Inc. and Daniel W. Dienst (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2013).

10.30†*	—	Employment Agreement, dated as of October 16, 2014, between Martha Stewart Living Omnimedia, Inc. and Allison Hoffman.

10.32+	—
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
Mutual Release of Claims, dated as of October 21, 2013, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013.

10.33+	—
Magazine, Content Creation and License Agreement, dated as of November 1, 2014, by and between Meredith Corporation and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (file number 001-15395) filed on October 14, 2014).

10.34+	—
Magazine Publishing Agreement dated as of November 1, 2014, by and between Meredith Corporation and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K (file number 001-15395) filed on October 14, 2014).

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
Dated: March 6, 2015

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
Pierre deVillemajane
Each of the above signatures is affixed as of March 6, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULE AND OTHER
FINANCIAL INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Martha Stewart Living Omnimedia, Inc.

We have audited the accompanying consolidated balance sheets of Martha Stewart Living Omnimedia, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index on page F-1 of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martha Stewart Living Omnimedia, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martha Stewart Living Omnimedia Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2015

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands except share and per share data)

	2014	2013	2012
REVENUES
Publishing	$82,139	$96,493	$122,540
Merchandising	57,371	59,992	57,574
Broadcasting	2,406	4,190	17,513
Total revenues	141,916	160,675	197,627
Production, distribution and editorial	(58,720)	(73,121)	(103,347)
Selling and promotion	(33,565)	(45,033)	(52,453)
General and administrative	(38,122)	(39,945)	(45,148)
Depreciation and amortization	(4,354)	(3,758)	(4,007)
Restructuring charges	(3,637)	(3,439)	(4,811)
Impairment of trademark and goodwill	(11,350)	—	(44,257)
Gain on sale of subscriber list, net	—	2,724	—
OPERATING LOSS	(7,832)	(1,897)	(56,396)
Interest (expense) / income and other, net	(435)	209	1,913
LOSS BEFORE INCOME TAXES	(8,267)	(1,688)	(54,483)
Income tax benefit / (provision)	3,209	(84)	(1,602)
NET LOSS	$(5,058)	$(1,772)	$(56,085)
LOSS PER SHARE—BASIC AND DILUTED
Net loss	$(0.09)	$(0.03)	$(0.83)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	56,953,958	64,912,368	67,231,463

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Net loss	$(5,058)	$(1,772)	$(56,085)
Other comprehensive income / (loss):
Amounts reclassified for net realized losses on available-for-sale securities included in net loss	496	423	320
Net unrealized losses on available-for-sale securities occurring during the period	(41)	(464)	(592)
Other comprehensive income / (loss)	455	(41)	(272)
Total comprehensive loss	$(4,603)	$(1,813)	$(56,357)

The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
at December 31, 2014 and 2013
(in thousands except share and per share data)

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,439	$21,884
Short-term investments	36,816	19,268
Restricted cash and investments	—	5,072
Accounts receivable, net	30,319	39,694
Paper inventory	—	2,901
Other current assets	3,108	3,876
Total current assets	81,682	92,695
PROPERTY AND EQUIPMENT, net	4,106	7,961
GOODWILL, net	—	850
OTHER INTANGIBLE ASSETS, net	34,700	45,200
OTHER NONCURRENT ASSETS	991	1,661
Total assets	$121,479	$148,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,753	$12,464
Accrued payroll and related costs	5,706	8,665
Current portion of deferred subscription revenue	22	7,632
Current portion of deferred revenue	16,068	17,227
Total current liabilities	36,549	45,988
DEFERRED SUBSCRIPTION REVENUE	4	3,587
DEFERRED REVENUE	10,115	17,307
DEFERRED INCOME TAX LIABILITY	3,755	7,094
OTHER NONCURRENT LIABILITIES	2,371	3,916
Total liabilities	52,794	77,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 32,260,936 and 30,704,491 shares issued in 2014 and 2013, respectively; 32,201,536 and 30,645,091 shares outstanding in 2014 and 2013, respectively	322	307
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 24,984,625 and 25,984,625 shares issued and outstanding in 2014 and 2013	250	260
Capital in excess of par value	345,021	342,213
Accumulated deficit	(276,109)	(271,051)
Accumulated other comprehensive loss	(24)	(479)
	69,460	71,250
Less: Class A treasury stock—59,400 shares at cost	(775)	(775)
Total shareholders’ equity	68,685	70,475
Total liabilities and shareholders’ equity	$121,479	$148,367
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2011	40,954	$409	25,985	$260	$336,661	$(188,442)	$(166)	(59)	$(775)	$147,947

Net loss	—	—	—	—	—	(56,085)	—	—	—	(56,085)
Other comprehensive loss	—	—	—	—	—	—	(272)	—	—	(272)
Issuance of shares in conjunction with stock option exercises	78	1	—	—	152	—	—	—	—	153
Issuance of shares of stock and restricted stock units, net of tax withholdings	189	2	—	—	(159)	—	—	—	—	(157)
Common stock dividends	—	—	—	—	—	(2)	—	—	—	(2)
Non-cash equity compensation, net of cancellations	—	—	—	—	3,932	—	—	—	—	3,932
Balance at December 31, 2012	41,221	412	25,985	260	340,586	(244,529)	(438)	(59)	(775)	95,516

Net loss	—	—	—	—	—	(1,772)	—	—	—	(1,772)
Other comprehensive loss	—	—	—	—	—	—	(41)	—	—	(41)
Issuance of shares in conjunction with stock option exercises	60	1	—	—	115	—	—	—	—	116
Issuance of shares of stock and restricted stock units, net of tax withholdings	424	4	—	—	(467)	—	—	—	—	(463)
Return and retirement of shares of stock - settlement with minority investor	(11,000)	(110)	—	—	—	(24,750)	—	—	—	(24,860)
Non-cash equity compensation, net of cancellations	—	—	—	—	1,979	—	—	—	—	1,979
Balance at December 31, 2013	30,705	307	25,985	260	342,213	(271,051)	(479)	(59)	(775)	70,475

Net loss	—	—	—	—	—	(5,058)	—	—	—	(5,058)
Other comprehensive income	—	—	—	—	—	—	455	—	—	455
Conversion of shares (1)	1,000	10	(1,000)	(10)	—	—	—	—	—	—
Issuance of shares in conjunction with stock option exercises	301	3	—	—	982	—	—	—	—	985
Issuance of shares of stock and restricted stock units, net of tax withholdings	255	2	—	—	(287)	—	—	—	—	(285)
Non-cash equity compensation, net of cancellations	—	—	—	—	2,113	—	—	—	—	2,113
Balance at December 31, 2014	32,261	$322	24,985	$250	$345,021	$(276,109)	$(24)	(59)	$(775)	$68,685
(1) The converted shares of Class B Common Stock were retired and returned to the authorized but unissued shares of Class B Common Stock.
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,058)	$(1,772)	$(56,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash revenue	(7,007)	(1,840)	(541)
Depreciation and amortization	4,354	3,758	4,007
Impairment charge	11,350	—	44,257
Non-cash equity compensation	2,113	1,979	3,939
Deferred income tax expense	(3,338)	(23)	1,243
Gain on sale of subscriber list, net	—	(2,724)	—
Gain on sales of cost-based investments	—	—	(1,165)
Other non-cash charges, net	1,499	193	7,769
Changes in operating assets and liabilities
Accounts receivable, net	9,375	(1,621)	10,164
Paper Inventory	2,901	1,543	2,645
Accounts payable and accrued liabilities and other	2,345	(479)	(10,447)
Accrued payroll and related costs	(2,959)	(651)	2,308
Deferred subscription revenue	(11,193)	(4,240)	(2,347)
Deferred revenue	(1,344)	4,796	(221)
Other changes	(332)	(414)	(5,130)
Total changes in operating assets and liabilities	(1,207)	(1,066)	(3,028)
Net cash provided by / (used in) operating activities	2,706	(1,495)	396
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(518)	(1,090)	(1,314)
Purchases of short-term investments	(42,307)	(16,888)	(38,113)
Sales of short-term investments	28,397	21,683	19,344
Proceeds from the sale of asset	—	673	1,165
Net cash (used in) / provided by investing activities	(14,428)	4,378	(18,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	985	116	153
Shares held in payment of employee tax obligations	(285)	(463)	(159)
Change in restricted cash	577	(577)	—
Net cash provided / (used in) by financing activities	1,277	(924)	(6)
Net (decrease) / increase in cash	(10,445)	1,959	(18,528)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,884	19,925	38,453
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,439	$21,884	$19,925

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Return of shares of stock in connection with settlement with minority investor	$—	$24,860	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Martha Stewart Living Omnimedia, Inc. (together with its wholly owned subsidiaries, the “Company”) is a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products. The Company’s business segments are currently Publishing, Merchandising and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to its magazines (Martha Stewart Living and Martha Stewart Weddings) and books, as well as its digital operations, which includes the content-driven website, marthastewart.com, and the digital distribution of video content. In October 2014, the Company entered into a Magazine, Content Creation and Licensing Agreement (the “MS Living Agreement”) with Meredith Corporation (“Meredith”), and, effective November 1, 2014, the Company discontinued publication of Martha Stewart Living and the Company's digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com, marthastewartweddings.com and related digital assets. The Company will continue to own its underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com. Under this arrangement, (1) Meredith pays the Company a per page fee for print content for Martha Stewart Living; (2) Meredith pays the Company a share of the digital advertising revenues, including video advertising revenues, it receives; and (3) Meredith will pay the Company a share of the annual operating profit from producing and distributing Martha Stewart Living.
Concurrently with the MS Living Agreement, the parties also entered into the Magazine Publishing Agreement (the “MS Weddings Agreement”). Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings, in the United States and Canada. The Company will continue to own its underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. The MS Weddings Agreement provides that Meredith will provide these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings.
The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are manufactured and distributed by its retail and wholesale partners in exchange for royalty income and, in certain agreements, design fees. The Merchandising segment also includes the licensing of talent services for television programming produced by or on behalf of third parties.
In 2012, the Company significantly restructured its Broadcasting segment, which included the termination of the Company's live audience television production operations. Subsequent to the restructuring, the Broadcasting segment consists of the Company's limited television production operations, television content library licensing and satellite radio operations. While future revenues and assets from these operations are not expected to be significant, the Company reported activities under the Broadcasting segment in 2014 to provide historical context.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Short-term investments
Short-term investments include investments that have maturity dates in excess of three months, but generally less than one year, from the date of acquisition. See Note 3, Fair Value Measurements, and Note 4, Short Term Investments, for further discussion.
Paper inventory
Inventory consisting of paper is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company began liquidating its paper inventory beginning January 1, 2014, and as of December 31, 2014 is no longer responsible for purchasing paper.
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

Goodwill and other intangible assets
Intangible assets
The Company has an indefinite-lived intangible asset that is comprised of trademarks that were purchased on April 2, 2008 as part of the acquisition of the businesses owned and operated by Emeril Lagasse and certain affiliated parties, except for Emeril Lagasse’s restaurant-related business and foundation. This intangible asset, reported within the Merchandising segment, had carrying amounts as of December 31, 2014, 2013 and 2012 as set forth in the schedule below:

	Trademarks	Other intangibles	Accumulated amortization — other intangibles	Total
Balance at December 31, 2012	$45,200	$6,160	$(6,157)	$45,203
Amortization expense	—	—	(3)	(3)
Balance at December 31, 2013	$45,200	$6,160	$(6,160)	$45,200
Impairment charge	(10,500)	—	—	(10,500)
Balance at December 31, 2014	$34,700	$6,160	$(6,160)	$34,700
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
During 2014, the financial results of the Emeril Lagasse business were lower than expected, largely as a result of lower wholesale royalties in the housewares category that were impacted by a slower than expected start of certain new initiatives. In September 2014, in connection with the Company's 2015 budgeting process, the Company determined that: (1) an expected increase in wholesale royalties in the housewares category would be further delayed; (2) the distribution of housewares products to wider retail outlets became less certain; and (3) new food licensing partnerships that were expected to generate long-term growth were not yet meeting expectations. Accordingly, the Company reduced its long-term projections with respect to both the housewares and new food licensing businesses. As a result of lower-than-expected financial results and lower long-term projections, and in conjunction with the overall evaluation of the business, the Company determined that a triggering event had occurred during the three months ended September 30, 2014.
The Company completed an evaluation of the fair value of its indefinite-lived trademarks as of September 30, 2014 using a DCF analysis, which included the lower future growth assumptions discussed above. Other significant assumptions used in this DCF analysis included expected future margins, the discount rate and the perpetual growth rate. These assumptions are considered Level 3 unobservable inputs under the fair value hierarchy established by ASC 820, "Fair Value Measurements and Disclosures." As of September 30, 2014, the DCF analysis provided for a fair value of $34.7 million, which was below the carrying value of $45.2 million. This difference resulted in a non-cash intangible asset impairment charge of $10.5 million for the three months ended September 30, 2014. The impairment charge is included in "Impairment of trademark and goodwill" in the Consolidated Statements of Operations for the year ended December 31, 2014.
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

With respect to the Company's annual test of its trademarks on October 1, 2014, the Company determined that the fair value of $34.7 million of its trademarks established as of September 30, 2014 was also the fair value as of October 1, 2014. In addition, the financial results of the Emeril Lagasse business for the three months ended December 31, 2014 were in line with the Company's expectations. Accordingly, the Company concluded that no further impairment charges were deemed necessary as of October 1, 2014 and through December 31, 2014.
Goodwill
The Company had goodwill that was generated upon the April 2, 2008 acquisition of certain businesses owned and operated by Emeril Lagasse and certain affiliated parties. This goodwill, reported within the Merchandising segment, had carrying amounts as of December 31, 2014 and 2013 as set forth in the schedule below:

Goodwill
Balance at December 31, 2013	$850
Impairment charge	(850)
Balance at December 31, 2014	$—
The Company reviews goodwill for impairment by applying a fair-value based test annually on October 1st, or more frequently if circumstances warrant, in accordance with ASC 350. Goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill, using a discounted cash flow ("DCF") valuation method. Future after-tax cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. The Company’s estimates, which are Level 3 unobservable inputs, are based on historical results and current economic and market trends, which drive key assumptions of revenue growth rates and operating margins, and therefore, are subject to uncertainty. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is considered not impaired, thus rendering the second step in impairment testing unnecessary. If the fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge for the excess value must be recorded.
As a result of the intangible asset impairment charge associated with the Emeril Lagasse trademarks described above, the Company determined that a triggering event had also occurred with respect to the goodwill associated with the Emeril Lagasse business during the three months ended September 30, 2014. The Company considers all business related to Emeril Lagasse to be aggregated into a single reporting unit, which is a component of the Merchandising segment. The Company calculated the fair value of the reporting unit using a DCF analysis based upon updated long-term projections as of September 30, 2014, which included lowered expectations for both the housewares and new food categories and lower future growth assumptions. Other significant assumptions used in this DCF analysis included expected future margins, the discount rate and the perpetual growth rate. All these assumptions are considered Level 3 unobservable inputs under the fair value hierarchy established by ASC 820, "Fair Value Measurements and Disclosures."
The step one impairment test as of September 30, 2014 resulted in a fair value of the reporting unit that was less than its carrying value. Therefore, the Company performed the second step of the goodwill impairment test in which the implied fair value of the reporting unit’s goodwill was compared to the carrying value of its goodwill. The implied fair value of the reporting unit’s goodwill was determined based on the difference between the fair value of the reporting unit and the net fair value of its identifiable assets and liabilities, which included minimal accounts receivable, accounts payable and deferred revenue. The reporting unit’s identifiable assets also included the revalued indefinite-lived intangible asset described above. As a result of performing this goodwill impairment test as of September 30, 2014, the Company determined that the implied fair value of the Emeril Lagasse reporting unit’s goodwill was zero. Therefore, the Company also recorded a non-recurring, non-cash goodwill impairment charge of $0.9 million for the three-month period ended September 30, 2014. The impairment charge is included in "Impairment of trademark and goodwill" in the Consolidated Statements of Operations for the year ended December 31, 2014.

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
The Company participates in certain revenue arrangements containing multiple deliverables. These arrangements generally consist of custom-created advertising programs delivered on multiple media platforms, as well as licensing programs which may also be supported by various promotional plans. Examples of significant program deliverables include print advertising pages in the Company’s publications, custom-created video content and integration on the Company's websites as well as advertising impressions delivered on the Company’s and partner websites.
ASC Topic 605, Revenue Recognition ("ASC 605") and Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) ("ASU 09-13") require that the Company examine separate contracts with the same entity or related parties that are entered into simultaneously or near the same time to determine if the arrangements should be considered a single arrangement in the determination of units of accounting. While both ASC 605 and ASU 09-13 require that units delivered have standalone value to the customer, ASU 09-13 modified the separation criteria in determining units of accounting by eliminating the requirement to obtain objective and reliable evidence of the fair value of undelivered items. As a result of the elimination of this requirement, the Company’s significant program deliverables generally meet the separation criteria under ASU 09-13, whereas under ASC 605 they did not qualify as separate units of accounting.
For those arrangements accounted for prior to the adoption of ASU 09-13, if the Company was unable to put forth objective and reliable evidence of the fair value of each deliverable, then the Company accounted for the deliverables as a combined unit of accounting rather than separate units of accounting. In this case, revenue is recognized as the earnings process is completed, generally over the fulfillment term of the last deliverable.
For those arrangements accounted for after the adoption of ASU 09-13, the Company is required to allocate fixed and determinable revenue based on the relative selling price of each deliverable which qualifies as a unit of accounting, even if such deliverables are not sold separately by either the Company itself or by other vendors. Determination of selling price is a judgmental process that requires numerous assumptions. The consideration is allocated at the inception of the arrangement to all deliverables based upon their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence and (3) best estimate of selling price. The Company has generally allocated consideration based upon its best estimate of selling price. The Company’s deliverables are generally priced with a wide range of discounts or premiums as the result of a variety of factors including the size of the advertiser and the volume and placement of advertising sold to the advertiser. The Company’s best estimate of selling price is intended to represent the price at which it would sell the deliverable if the Company were to sell the item regularly on a standalone basis. The Company considers market conditions, such as competitor pricing pressures, as well as entity-specific factors that are consistent with normal pricing practices, such as the recent history of the selling prices of similar products when sold on a standalone basis, the impact of the cost of customization, the size of the transaction, and other factors contemplated in negotiating the arrangement with the customer, when determining the best estimate of selling price. The fixed and determinable arrangement consideration is recognized as revenue as the earnings process is completed, generally at the time each unit of accounting is fulfilled (i.e., when magazine advertisements appear in an issue or when the digital impressions are served).
The Company follows certain segment-specific revenue recognition policies that are discussed below.
Publishing Segment
The Company's Publishing segment includes five major categories of revenues, which are recognized as follows:

•
Magazine advertising revenue: Revenue generated by the sales of advertising in Martha Stewart Living, Martha Stewart Weddings and related special interest publications is recorded based on the on-sale dates of magazines when the advertisement appears in the magazine and are stated net of agency commissions and cash and sales discounts.

•
Subscription revenue: Revenue from subscription contracts for Martha Stewart Living and Martha Stewart Weddings results from advance payments for subscriptions received from customers and is recognized on a straight-line basis over the life of the subscription contract as issues are delivered.

•
Newsstand revenue: Revenue generated by single copy sales of Martha Stewart Living and Martha Stewart Weddings is recognized based on the on-sale dates of magazines and is initially recorded based upon estimates of sales, net of returns, brokerage and estimates of newsstand-related fees. Estimated returns are recorded based upon historical experience.

•
Digital advertising revenue: Revenue generated from the Company’s websites and partner sites, prior to November 1, 2014, was generally based upon sales of impression-based and sponsorship advertisements. Revenue generated from partner sites were recorded gross or net of the partners' commissions, in accordance with the terms of the specific contracts. Digital advertising revenues were recorded in the period in which the advertisements were served.

•
Books revenue: Revenue associated with the delivery of editorial content for books results from advance payments received from the Company’s publishers and is recognized as manuscripts are delivered to and accepted by the publishers. Revenue is also earned from book publishing as sales on a unit basis exceed the advanced royalty.

Effective November 1, 2014, the Company discontinued publication of Martha Stewart Living and the Company's digital operations, and Meredith assumed responsibility for advertising sales, circulation and production in the United States and Canada of Martha Stewart Living, Martha Stewart Weddings and related special interest publications. Meredith also now hosts, operates, maintains, and provides advertising sales and related functions for marthastewart.com, marthastewartweddings.com and the Company's related digital assets. The Company will continue to own its underlying intellectual property, and create and provide all editorial content for these magazines and digital properties. See Note 1, The Company, for further discussion of the agreements that the Company entered into with Meredith.
As a result of the MS Living Agreement, the Company expects a significant impact on certain Publishing segment revenues and expenses. Specifically, with the elimination of Martha Stewart Living advertising and circulation revenues that began with the February 2015 issue and the digital advertising revenue share arrangement that began November 1, 2014, the Company expects total advertising and circulation revenues to decline. These revenue declines will be partially offset by the recognition of licensing revenue for print and digital editorial content that the Company provides to Meredith, which began November 1, 2014. The Company also expects its Publishing segment expenses to significantly decline due to the elimination of almost all of the Company's non-editorial related expenses for Martha Stewart Living and the Company's digital assets, including its websites. With respect to the MS Weddings Agreement, the Company will continue to record advertising and circulation revenue generated by Meredith on the Company's behalf for Martha Stewart Weddings and related special interest publications, as well as all costs associated with these magazines, including the Company's editorial expenses and Meredith's expenses for production, selling and distribution services that are provided to the Company on a cost-plus basis.
With respect to revenue recognition subsequent to November 1, 2014, the Company concluded that the MS Living Agreement and the MS Weddings Agreement are considered separate arrangements in accordance with ASU 09-13. The MS Weddings Agreement is not a revenue arrangement and does not contain any elements that are essential to any elements in the MS Living Agreement. Under the MS Weddings Agreement, Meredith will provide, on a cost-plus basis, publishing operation services, while the Company solely bears all financial risks and rewards of Martha Stewart Weddings and related special interest publications. Accordingly, revenues earned pursuant to the MS Weddings Agreement are recognized in accordance with the Company's historical policies surrounding magazine advertising, subscription and newsstand revenues, as described above. These revenues are presented on a gross basis on the Company's consolidated statements of operations, offset by related expenses also presented gross in the same statements.
The MS Living Agreement is a multiple-deliverable revenue arrangement that contains three separate units of accounting: 1) delivery of paid subscribers of Martha Stewart Living; 2) delivery of print editorial content for Martha Stewart Living; and 3) delivery of digital editorial content for inclusion on the websites, primarily marthastewart.com. The Company allocated the fixed and determinable arrangement consideration to these three units of accounting based on their relative selling prices, using the Company's best estimate of selling price as provided for under ASU 09-13. The fixed and determinable arrangement consideration, as of November 1, 2014, included deferred subscription revenue of approximately $8 million, which represented outstanding Martha Stewart Living subscription contracts that the Company was no longer obligated to fulfill.

Revenues generated under the MS Living Agreement are recognized as follows:

•
Delivery of paid subscribers: The Martha Stewart Living subscriber list was delivered to Meredith on November 1, 2014, with no further obligations of the Company. Accordingly, the Company recognized approximately $2 million in revenue on November 1, 2014, based on the relative selling price allocation of the total arrangement consideration.

•
Delivery of print editorial content: Revenue associated with the delivery of editorial pages for Martha Stewart Living are recognized when the pages are delivered and accepted, at a rate based on the relative selling price of the total arrangement consideration.

•
Delivery of digital editorial content: Revenue associated with the delivery of digital content for the websites are recognized upon delivery, which occurs at the same rate each month. Therefore, the Company recognizes a portion of the total arrangement consideration, based on the relative selling price, ratably each month.

•
Digital advertising revenues: Revenue generated by Meredith's sales of advertising on the website and other digital properties are recognized in the period that the advertisements are served. Only the Company's share of digital advertising revenue is recorded, net of commissions and certain third-party expenses, in accordance with the MS Living Agreement.

•
Magazine royalty: To the extent that the Martha Stewart Living magazine generates future operating profits, as defined in the MS Living Agreement, the Company's share of those profits will be included in the total arrangement consideration at the point those amounts are fixed and determinable. The increase to the total arrangement consideration will then prospectively be allocated based on the relative selling prices first established on November 1, 2014. The Company is only entitled to receive a portion of the operating profit, if any, at the end of each contractual fiscal year, with the first contractual fiscal year ending on June 30, 2016.

The Company's results for 2014 included revenues that were generated prior to the effective date of the Company's partnership with Meredith, as well as certain revenues that were generated under this partnership. The following is a summary of 2014 Publishing segment revenues:

•
Magazine advertising, subscription and newsstand revenues from Martha Stewart Living (10 issues) were recognized in 2014, similar to the 10 issues recorded in 2013. Although the effective date of the MS Living Agreement was November 1, 2014, Meredith began publishing Martha Stewart Living with the February 2015 issue, which had an on-sale date of January 2015. Accordingly, effective January 2015, magazine advertising, subscription and newsstand revenues related to Martha Stewart Living will no longer be recorded by the Company.

•
Magazine advertising, subscription and newsstand revenues from Martha Stewart Weddings (four issues) and related special interest publications (two issues) were recognized in 2014, with the same frequency recorded in 2013. The Company expects to continue to record revenues in 2015 related to Martha Stewart Weddings in accordance with the accounting policies first listed above.

•
Digital advertising revenue from the Company’s websites and on partner sites, through October 31, 2014, was recognized generally on a gross basis in accordance with the accounting policies first listed above. From November 1, 2014 through December 31, 2014, digital advertising revenue was recorded in accordance with the MS Living Agreement, which resulted in the recognition of only the Company's share of digital advertising revenue, net of commissions and certain third-party expenses. The Company expects to continue to record digital advertising revenue in 2015 in accordance with the policies pursuant to the MS Living Agreement.

•	Books revenue was recognized in 2014 in accordance with the accounting policies first listed above.

•	Revenue associated with the delivery of paid subscribers to Meredith of approximately $2 million was recognized on November 1, 2014, as described above.

•
Revenue associated with the delivery of print editorial content to Meredith was recognized in December 2014, when content for future issues of Martha Stewart Living were delivered to and accepted by Meredith.

•	Revenue associated with the delivery of digital editorial content to Meredith was recognized in November and December 2014, as described above.

•	Total revenues recognized pursuant to the MS Living Agreement with Meredith were $6.3 million in 2014.

Merchandising Segment
Royalties from product designs and other Merchandising segment revenues are recognized on a monthly basis based on the specific mechanisms within each contract. Payments are typically made by the Company’s partners on a quarterly basis. Generally, revenues are recognized based on actual net sales, while any minimum guarantees are earned proportionately over the fiscal year.
Revenues related to television talent services for programming produced by or on behalf of third parties are generally recognized when services are performed, regardless of when the episodes air, within the Merchandising segment.
Broadcasting Segment
Television sponsorship revenues are generally recorded over the initial airing of new episodes. Licensing revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement.
Historically, the Company's Broadcasting segment included significant television production operations. In connection with those historical operations during 2012 and prior, the Company recognized television spot advertising, integration and licensing revenues. Television licensing revenues for content produced by the Company were recorded as earned in accordance with the specific terms of each agreement and were generally recognized upon delivery of the episodes to the licensee, provided that the license period began.
Advertising costs
Advertising costs, consisting primarily of direct-response advertising, are expensed in the period in which the related advertising campaign occurs.
Earnings per share
Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of stock options and the vesting of restricted stock and restricted stock units. For the years ended December 31, 2014, 2013 and 2012, the shares of the Company’s $0.01 par value Class A common stock (“Class A Common Stock”) subject to options, restricted stock and restricted stock units that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 3,455,861, 5,445,252, and 5,883,719, respectively.
Equity compensation
The Company has issued stock-based compensation to certain of its employees. In accordance with the fair-value recognition provisions of ASC Topic 718, Share-Based Payments (“ASC Topic 718”) and SEC Staff Accounting Bulletin No. 107, compensation cost associated with employee grants recognized in the 2014, 2013 and 2012 was based on the grant date fair value. Employee stock option, restricted stock, and restricted stock unit ("RSU") awards with service period-based vesting triggers (“service period-based” awards) are amortized as non-cash equity compensation expense on a straight-line basis over the expected vesting period. The Company values service period-based option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires numerous assumptions, including volatility of the Company’s Class A Common Stock and expected life of the option. Service period-based restricted stock and RSU awards are valued at the market value of traded shares on the date of grant. Options and RSUs with Class A Common Stock price-based vesting triggers (“price-based” awards) are valued using the Monte Carlo Simulation method which takes into account assumptions such as volatility of the Company’s Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved. Compensation expense for price-based awards is recognized over the respective award's derived service period as calculated under the Monte Carlo Simulation method.
Other
Certain prior year financial information has been reclassified to conform to the 2014 financial statement presentation.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual funds	$2,492	$—	$—	$2,492
U.S. government and agency securities	—	951	—	951
Corporate obligations	—	22,145	—	22,145
Other fixed income securities	—	491	—	491
International securities	—	10,311	—	10,311
Municipal obligations	—	426	—	426
Total	$2,492	$34,324	$—	$36,816

	December 31, 2013
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Mutual funds	$2,485	$—		$—	$2,485
U.S. government and agency securities	—	2,233		—	2,233
Corporate obligations	—	14,159	*	—	14,159
Other fixed income securities	—	361		—	361
International securities	—	3,048		—	3,048
Municipal obligations	—	1,477		—	1,477
Total	$2,485	$21,278		$—	$23,763
* Included in this amount is a $4.5 million corporate obligation which had been used to collateralize the Company's line of credit with Bank of America, and was included in the line item "Restricted cash and investments," a component of current assets, on the 2013 consolidated balance sheet. Effective May 19, 2014, the Company is no longer required to hold such collateral (see Note 8, Credit Facilities, for further details).

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
During the three months ended September 30, 2014, the Company performed an interim review of the indefinite-lived intangible asset and goodwill in the Merchandising segment associated with the Emeril Lagasse business. As a result, during 2014, the Company recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of these assets to their fair value. See Note 2, Summary of Significant Accounting Policies, for further information.
4. SHORT-TERM INVESTMENTS
The Company's investments consist of marketable debt securities that are classified as available-for-sale and presented as "Short-term investments," a component of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is netted against the related interest income and both are included in "Interest (expense) / income and other, net" in the Consolidated Statements of Operations.
Realized gains and losses are classified as other income or expense and included in "Interest (expense) / income and other, net" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.
As of December 31, 2014 and 2013 the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized losses were $(0.03) million as of December 31, 2014, with gross unrealized gains that were insignificant. As of December 31, 2013, gross unrealized losses of $(0.5) million were partially offset by gross unrealized gains of $0.03 million. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of December 31, 2014 and 2013. Contractual maturities for the Company's available-for-sale securities are generally within two years of December 31, 2014.
For the year ended December 31, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were $0.04 million and $(0.5) million, respectively, including gains reclassified out of accumulated other comprehensive loss of $0.03 million, with losses that were insignificant. See Note 5, Accumulated Other Comprehensive Loss, for further information.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income/(loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income/(loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains/(losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of December 31, 2014 and 2013 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(479)	$(479)
Amounts reclassified for net realized losses on available-for-sale securities included in net loss *	496	496
Unrealized losses on available-for-sale securities occurring during the period	(41)	(41)
Balance at December 31, 2014	$(24)	$(24)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Interest (expense) / income and other, net" in the Consolidated Statements of Operations.
6. ACCOUNTS RECEIVABLE, NET
The components of accounts receivable at December 31, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Advertising	$16,287	$19,190
Licensing	13,311	19,218
Other	2,625	2,134
	32,223	40,542
Less: reserve for credits and uncollectible accounts	1,904	848
	$30,319	$39,694
7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment at December 31, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Buildings	$308	$285
Furniture, fixtures and equipment	5,288	5,541
Computer hardware and software	8,268	10,174
Leasehold improvements	22,009	26,310
Total Property and Equipment	35,873	42,310
Less: accumulated depreciation and amortization	31,767	34,349
	$4,106	$7,961
Depreciation and amortization expenses related to property and equipment were $4.4 million, $3.8 million and $4.0 million for 2014, 2013 and 2012, respectively. Included in the amount for 2014, was $2.1 million of non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014. The Company's property and equipment are located domestically.
8. CREDIT FACILITIES
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
Prior to the Amended Credit Agreement, the line of credit was required to be secured by cash or investment collateral of at least $5.0 million. Accordingly, the Company maintained restricted investments of $4.5 million and restricted cash of $0.6 million as of December 31, 2013. The aggregate of these amounts was included in the line item "Restricted cash and investments," a component of current assets, on the Consolidated Balance Sheet as of December 31, 2013. Effective with the May 19, 2014 amendment, the line of credit was no longer required to be secured by cash or investment collateral; instead the Company must maintain unencumbered liquid assets having an aggregate market value of not less than 100% of any outstanding principal amounts, in addition to the aggregate standby letters of credit issued, under the facility.
The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of December 31, 2014 and 2013, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million and $1.6 million, respectively.
9. SHAREHOLDERS’ EQUITY
Return of Shares
On October 21, 2013, the Company and J.C. Penney Corporation, Inc. (“J.C. Penney”) entered into the Third Amendment (the “Amendment”) to the J.C. Penney/MSLO Agreement dated December 6, 2011 (the “Commercial Agreement”). The Amendment reduced the term of the Commercial Agreement, and provided for the return of the 11,000,000 shares of Class A Common Stock, par value $0.01 per share, of the Company held by J.C. Penney (the “Returned Shares”) and the one (1) share of the Company’s Series A Preferred Stock, par value $0.01 per share, held by J.C. Penney (the “Series A Preferred Stock”). Upon surrender by J.C. Penney of the Returned Shares and the Series A Preferred Stock, the Company retired these shares and J.C. Penney removed its Series A designees from the Board of Directors (the “Board”) of the Company. Upon cancellation of the Series A Preferred Stock, J.C. Penney was no longer entitled to designate for election any members of the Company’s Board.
The Company concluded that the Commercial Agreement and the Amendment should be considered one overall arrangement. Accordingly, the modification was accounted for at the fair value of the Returned Shares, at approximately $24.9 million based upon the closing price of the shares on October 21, 2013. In connection with this non-cash transaction, the Company recorded charges to accumulated deficit and Class A Common Stock of approximately $24.8 million and $0.1 million, respectively. Offsetting these charges was deferred revenue of approximately $24.9 million. The deferred revenue is being recognized on a straight-line basis as royalty revenue within the Merchandising segment over the amended term (ending on June 30, 2017). During 2014 and 2013, the Company recognized approximately $6.7 million and $1.3 million, respectively, in non-cash royalty revenue related to this transaction.
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

10. EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS
Retirement Plans
The Company established a 401(k) retirement plan effective July 1, 1997, available to substantially all employees. An employee can contribute up to a maximum of 25% of compensation to the plan, or the maximum allowable contribution by the Internal Revenue Code, whichever is less. The Company may contribute, at its discretion, an amount equal to 50% of the salary deferral contributions of the participant, limited to 3% of eligible compensation. Employees vest ratably in employer-matching contributions over a period of four years of service. The employer-matching contributions, net of forfeitures, totaled approximately $0.5 million, $0.7 million and $0.8 million in 2014, 2013 and 2012, respectively.
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
In April 2008, the Board adopted the Martha Stewart Living Omnimedia, Inc. Omnibus Stock and Option Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders at the Company’s 2008 annual meeting in May 2008. The Stock Plan initially had 10,000,000 shares of Class A Common Stock available for issuance. In March 2012, the Board adopted an amendment to the Stock Plan, which was approved by the Company's stockholder's at the Company's annual meeting in May 2012. The amendment provided for an increase of 4,557,000 in the number of shares of Class A Common Stock available for award. The primary types of incentives that have been granted under the Stock Plan are stock options and RSUs. As of December 31, 2014, 6,327,129 shares were available for grant under the Stock Plan.
Compensation expense is recognized in: production, distribution and editorial; selling and promotion; general and administrative; and restructuring expense lines of the Company’s consolidated statements of operations. For 2014, 2013 and 2012, the Company recorded non-cash equity compensation expense of $2.1 million, $2.0 million, and $3.9 million, respectively.
Stock Options
Options which were issued under the 1999 Plan were granted with an exercise price equal to the closing price of Class A Common Stock on the most recent prior date for which a closing price was available, without regard to after-hours trading. Options granted under the Stock Plan are granted with an exercise price equal to the closing price of the Class A Common Stock on the date of grant. Stock options have a term not to exceed 10 years. The Compensation Committee determines the vesting period and terms for the Company’s stock options, which may include service period-based or price-based vesting triggers. Generally, service period-based employee stock options vest over a period typically ranging from two to four years. Service period-based non-employee director options generally vest over a one-year period from the date of grant. Price-based options vest only when the specific vesting triggers of the award are achieved. Option awards do not provide for accelerated vesting upon retirement, death, or disability unless specifically included in the applicable award agreement. The amount of non-cash equity compensation expense the Company recognizes during a period is based on the portion of the option awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.
Non-cash equity compensation expense derived from options for 2014, 2013 and 2012 was $0.6 million, $0.8 million and $1.7 million, respectively. As of December 31, 2014, there was $0.7 million of total unrecognized compensation cost related to stock options to be recognized over a weighted average period of 1.46 years. Such amounts will be adjusted for changes in estimated forfeitures. The intrinsic value (defined as the difference between the market price on the date of exercise and the grant date price) of options exercised during 2014 and 2012 was $0.6 million and $0.1 million, respectively. In 2013, this value was insignificant.

Prior Plans:
Changes in outstanding options under the 1999 Plan and the Non-Employee Director Plan (collectively, the "Prior Plans") during 2014 were as follows:

	Number of shares subject to options	Weighted average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value ($000) *
Outstanding as of December 31, 2013	875,000	$7.06
Cancelled—service period-based	(30,000)	7.63
Options exercisable and outstanding as of December 31, 2014	845,000	$7.04	0.17	$—
* The intrinsic value is defined as the difference between closing stock price on December 31, 2014 and the grant date price.
No stock options were granted under the Prior Plans in 2014, 2013 or 2012. Vesting of shares subject to stock options under the Prior Plans was completed in 2011.
Stock Plan:
Service period-based option awards
During 2014 there was an insignificant number of employee service period-based option awards granted under the Stock Plan. The fair value of 2013 or 2012 employee service period-based option awards granted under the Stock Plan was estimated on the grant dates using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2013	2012
Risk-free interest rates	0.5% – 1.0%	0.4% – 0.6%
Dividend yields	Zero	Zero
Expected volatility	58.45% – 60.34%	61.80% – 63.48%
Average expected term	3.7 years	3.7 years
Average fair market value per option granted	$1.15	$1.79
Price-based option awards
The fair value of employee price-based option awards in 2014 under the Stock Plan was estimated on the grant dates using the Monte Carlo option-pricing model on the basis of the following weighted average assumptions:

2014
Risk-free interest rates	2.01% – 2.04%
Dividend yields	Zero
Expected volatility	60.52% – 61.19%
Average expected term	0.4 - 1.7 years
Average fair market value per option granted	1.54
During 2013 and 2012 no price-based option awards were granted.

Changes in outstanding options under the Stock Plan during 2014 were as follows:

	Number of shares subject to options	Weighted average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding as of December 31, 2013	3,656,675	$4.38
Granted—service period-based	25,070	5.12
Granted—price-based	185,000	8.38
Exercised—service period-based	(300,952)	3.27
Cancelled—service period-based	(159,128)	4.58
Cancelled—priced-based	(100,000)	9.00
Outstanding as of December 31, 2014	3,306,665	$3.74	6.47	$3,531,899
Options exercisable at December 31, 2014	2,343,122	$3.43	5.48	$2,837,529
* The intrinsic value is defined as the difference between closing stock price on December 31, 2014 and the grant date price.
The total fair value of shares subject to stock options vested under the Stock Plan during 2014, 2013 and 2012 was $0.9 million, $1.4 million and $0.9 million, respectively. Changes in the nonvested outstanding options are as follows:

	Shares	Weighted-average grant-date fair value
Nonvested options outstanding at December 31, 2011	3,206,351	$1.89
Granted-service period-based	505,000	1.72
Vested-service period-based	(635,758)	1.75
Forfeited or expired-service period-based	(392,477)	2.36
Nonvested options outstanding at December 31, 2012	2,683,116	$1.79
Granted-service period-based	1,190,000	0.90
Vested-service period-based	(937,875)	1.73
Forfeited or expired-service period-based	(669,146)	1.82
Forfeited or expired-priced-based	(725,000)	1.71
Nonvested options outstanding at December 31, 2013	1,541,095	$1.32
Granted-service period-based	25,070	1.99
Granted-price-based	185,000	1.62
Vested-service period-based	(647,552)	1.65
Forfeited or expired-service period-based	(40,070)	2.06
Forfeited or expired-price-based	(100,000)	0.76
Nonvested options outstanding at December 31, 2014	963,543	$1.13
Restricted stock and RSUs
Restricted stock represents shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. RSUs represent the contingent right to one share of Class A Common Stock. The Compensation Committee determines the vesting period and terms for the Company’s restricted stock and RSUs, which may include service period-based or price-based vesting triggers. Service period-based restricted stock and RSUs generally vest over a period typically ranging from two to four years. Price-based RSUs vest only when the specific vesting triggers of the award are achieved. The amount of non-cash equity compensation expense the Company recognizes during a period is based on the portion of the restricted stock and RSU awards that are ultimately expected to vest. The Company estimates restricted stock and RSU forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Restricted stock and RSUs do not provide for accelerated vesting upon retirement, death, or disability unless specifically included in the applicable award agreement.
Restricted stock and RSU expense for 2014, 2013 and 2012 was $1.6 million, $1.1 million and $2.3 million, respectively.

Service period-based restricted stock
The fair value of service period-based nonvested restricted stock under the Prior Plans was determined based on the most recent prior date for which a closing price was available, without regard to after-hours trading. Vesting of these awards was completed as of December 31, 2011.
The fair value of service period-based nonvested restricted stock under the Stock Plan was determined based on the closing price of the Company’s Class A Common Stock on the grant dates. The total fair value of shares vested in 2014 was insignificant. For 2013 and 2012 this amount was $0.1 million. A summary of the shares of service period-based restricted stock is as follows:

	Shares	Weighted Average Grant Date Value
Outstanding and nonvested at December 31, 2011	8,352	$4.49
Granted	25,202	3.26
Vested	(33,554)	3.65
Outstanding and nonvested at December 31, 2012	—	$—
Granted	26,966	2.71
Vested	(26,966)	2.71
Outstanding and nonvested at December 31, 2013	—	$—
Granted	9,424	4.24
Vested	(9,424)	4.24
Outstanding and nonvested at December 31, 2014	—	—
Service period-based RSUs
The fair value of service period-based nonvested RSUs under the Stock Plan was determined based on the closing price of the Company’s Class A Common Stock on the grant dates. The total fair value of shares vested during 2014, 2013 and 2012 was $1.0 million, $1.4 million and $0.4 million, respectively. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to service period-based nonvested RSUs to be recognized over a weighted-average period of 2.01 years. A summary of the shares of service period-based RSUs is as follows:

	Shares	Weighted Average Grant Date Value
Outstanding and nonvested at December 31, 2011	539,698	$4.29
Granted	302,163	3.19
Vested	(119,635)	4.14
Forfeitures	(2,500)	3.95
Outstanding and nonvested at December 31, 2012	719,726	$3.93
Granted	814,500	2.53
Vested	(438,353)	3.64
Forfeitures	(353,790)	3.89
Outstanding and nonvested at December 31, 2013	742,083	$2.69
Granted	225,297	4.93
Vested	(390,625)	2.61
Forfeitures	(32,771)	4.92
Outstanding and nonvested at December 31, 2014	543,984	$3.40

Price-based RSUs
The fair value of nonvested price-based RSUs under the Stock Plan was determined based on the closing price of the Company’s Class A Common Stock on the grant dates using the Monte Carlo Simulation method which takes into account assumptions such as volatility of the Company’s Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved. As of December 31, 2014, 2013 and 2012 no price-based RSUs had vested. As of December 31, 2014, there was $0.5 million of total unrecognized compensation cost related to nonvested price-based RSUs to be recognized over a weighted-average period of approximately 1.18 years. The table below summarizes the Monte Carlo Simulation weighted average assumptions:

2014
Risk-free interest rates	0.94% – 1.69%
Dividend yields	Zero
Expected volatility	49.05% – 50.98%
Average expected term	0.4 - 2.6 years
Average fair market value per RSU granted	2.28
A summary of the shares of price-based RSUs is as follows:

	Shares	Weighted Average Grant Date Value
Outstanding and nonvested at December 31, 2011	440,000	$3.07
No activity during 2012	—	—
Outstanding and nonvested at December 31, 2012	440,000	$3.07
Granted	930,000	0.65
Forfeitures	(400,000)	3.19
Outstanding and nonvested at December 31, 2013	970,000	$0.77
Granted	242,500	2.28
Forfeitures	(110,000)	1.32
Outstanding and nonvested at December 31, 2014	1,102,500	$0.94
RSU awards to Chief Executive Officer in 2013
During the fourth quarter of 2013 the Company issued RSU awards under the Stock Plan to its newly appointed Chief Executive Officer, as provided for in his employment agreement. The first RSU award provides that the Chief Executive Officer receive 400,000 RSUs, with service-period based vesting triggers, of which approximately 133,333 RSUs vest on each December 31, 2014, 2015 and 2016. Non-cash equity compensation expense of approximately $0.3 million was recorded during the year ended December 31, 2014 related to this award. As of December 31, 2014, there was $0.6 million of total unrecognized compensation cost related to this service-period based RSU to be recognized over a period of 2 years.
The Company also made an RSU award to this executive which includes price-based vesting triggers. The price-based RSUs consist of the contingent right to receive an aggregate of 800,000 shares of Class A Common Stock, of which 200,000 RSUs will vest at such time as the trailing average closing price during any thirty (30) consecutive days during the period beginning on October 28, 2013 and ending on December 31, 2016 (the “Performance Period”) has been at least $6, an additional 200,000 RSUs will vest at such time as such trailing average closing price during any thirty (30) consecutive days during the Performance Period has been at least $8, an additional 200,000 RSUs will vest at such time as such trailing average closing price during any thirty (30) consecutive days during the Performance Period has been at least $10, and the final 200,000 RSUs will vest at such time as such trailing average closing price during any thirty (30) consecutive days during the Performance Period has been at least $12. Non-cash equity compensation expense of approximately $0.2 million was recorded during the year ended December 31, 2014 related to this price-based award. As of December 31, 2014, there was $0.2 million of total unrecognized compensation cost related to this price-based RSU award to be recognized over varying derived service periods.

The following table summarizes the assumptions used in applying the Monte Carlo Simulation method to value this price-based award:

2013
Risk-free interest rate	0.65%
Dividend yields	Zero
Expected volatility	48.31%
Derived service periods	1.84 - 2.44 years
Estimated value of price-based RSUs	$0.29 - $0.94
11. INCOME TAXES
The Company follows ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred assets and liabilities are recognized for the future costs and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in the Company’s judgment about the future realization of deferred tax assets. ASC 740 places greater emphasis on historical information, such as the Company’s cumulative operating results than it places on estimates of future taxable income. The Company considered all income sources, including other comprehensive income, in determining the amount of deferred taxes recorded. The Company intends to maintain a valuation allowance until evidence would support the conclusion that it is more likely than not that the deferred tax asset will be realized. The Company has recorded $3.2 million of tax benefit during the year ended December 31, 2014. Included in that amount was $4.5 million of non-recurring net tax benefit which was primarily related to the tax impact from the impairment of an indefinite-lived intangible asset and goodwill (see Note 2, Summary of Significant Accounting Policies, for further information). Due to the indefinite life of the intangible asset and goodwill for book purposes, the related deferred tax liability cannot serve as a source of taxable income to support deferred tax assets. Accordingly, the impairment resulted in a reduction to the deferred tax liability previously recorded to the Consolidated Statements of Operations. In addition, the amount recorded included a non-recurring tax benefit to revalue deferred tax liabilities as a result of the change in the state rate for which deferred taxes are measured. The Company has a cumulative net deferred tax liability of $3.8 million as of December 31, 2014.
The benefit / (provision) for income taxes consist of the following for 2014, 2013, and 2012:

(in thousands)	2014	2013	2012
Current Income Tax (Expense) Benefit
Federal	$—	$—	$—
State and local	(35)	53	(107)
Foreign	(94)	(160)	(252)
Total current income tax expense	(129)	(107)	(359)
Deferred Income Tax Benefit / (Expense)
Federal	2,596	20	(1,061)
State and local	742	3	(182)
Total deferred income tax benefit / (expense)	3,338	23	(1,243)
Income tax benefit / (provision)	$3,209	$(84)	$(1,602)

A reconciliation of the federal income tax benefit / (provision) at the statutory rate to the effective rate for 2014, 2013, and 2012 is as follows:

(in thousands)	2014	2013	2012
Computed tax benefit at the federal statutory rate of 35%	$2,894	$591	$19,069
State income taxes, net of federal benefit	(52)	(19)	(57)
Non-deductible compensation	(647)	(91)	(537)
Non-deductible expense	(189)	(113)	(131)
Non-deductible goodwill impairment	(323)	1,257	(15,490)
Tax on foreign income	(94)	(104)	(252)
Valuation allowance	1,579	(1,686)	(4,186)
Other	41	81	(18)
Income tax benefit / (provision)	$3,209	$(84)	$(1,602)
Effective tax rate	(38.8)%	5.0%	2.9%
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Deferred Tax Assets
Provision for doubtful accounts	$674	$614
Accrued rent	1,308	1,572
Reserve for newsstand returns	168	100
Accrued compensation	3,173	4,854
Deferred revenue	7,741	1,582
NOL/credit carryforwards	46,712	56,567
Depreciation	4,875	5,374
Amortization of intangible assets	5,477	6,054
Other	597	208
Total deferred tax assets	70,725	76,925
Deferred Tax Liabilities
Prepaid expenses	(251)	(585)
Amortization of intangible assets	(3,755)	(7,094)
Total deferred tax liabilities	(4,006)	(7,679)
Valuation allowance	(70,474)	(76,340)
Net Deferred Tax Liability	$(3,755)	$(7,094)
At December 31, 2014, the Company had aggregate federal net operating loss carryforwards of $114.1 million (before-tax), which will be available to reduce future taxable income through 2034, with the majority expiring in years 2024 and 2025. The Company had federal and state tax credit and capital loss carryforwards of $3.2 million (tax effected), which begin to expire in 2015. To the extent the Company achieves positive net income in the future, the net operating loss and credits carryforwards may be utilized and the Company’s valuation allowance will be adjusted accordingly.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of December 31, 2014, the Company reduced the ASC 740 liability to zero. The Company treats interest and penalties due to a taxing authority on unrecognized tax positions as interest and penalty expense.
The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate that the liability will change significantly over the next 12 months.

12. RELATED PARTY TRANSACTIONS
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
The Company and Ms. Stewart agreed that effective as of July 1, 2013 her annual base salary under the Employment Agreement would be reduced by $0.2 million to $1.8 million, and payment or reimbursement of business and certain other expenses would be made in accordance with a founder expense policy adopted by the Board. In accordance with the Employment Agreement, Ms. Stewart is entitled to an annual bonus in an amount determined by the Compensation Committee, with a target bonus equal to $1.0 million and a maximum annual bonus of 150% of the target amount. For 2014, Ms. Stewart received a bonus of $0.6 million.
In order to simplify the reimbursement of expenses to Ms. Stewart, effective as of January 1, 2014, the Company amended the July 1, 2013 founder expense policy to allow for a non-accountable expense allowance to Ms. Stewart of $0.03 million per year in lieu of individual expense reimbursements in several categories.
The parties to the IAL also agreed that the annual licensing fee under the IAL would be reduced by $0.3 million to $1.7 million, effective September 15, 2013.
LRC is responsible, at its expense, to maintain and landscape the properties in a manner consistent with past practices; provided, however, that the Company is responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and must reimburse LRC for up to $0.1 million of approved and documented household expenses. In 2014, the Company reimbursed LRC $0.02 million for approved and documented household expenses. In 2013 and 2012, the Company reimbursed LRC $0.03 million for these expenses.
The Company also reimbursed LRC for certain costs borne by LRC associated with various Company business activities, which were conducted at properties covered by the IAL. In 2014, the Company reimbursed LRC $0.03 million. In each of 2013 and 2012, the Company reimbursed LRC $0.02 million and $0.03 million, respectively, for these expenses.
On February 28, 2001, the Company entered into a Split-Dollar Agreement with Ms. Stewart and The Martha Stewart Family Limited Partnership (the “MS Partnership”). Because the intent of the agreement was frustrated by the enactment of Sarbanes-Oxley and so that the parties could realize the existing cash surrender value of the policies rather than risking depleting the future surrender value, the Company, Ms. Stewart and the MS Partnership terminated the Split-Dollar Agreement, as amended, effective November 9, 2009. As part of the arrangement, the Company reimbursed the MS Partnership approximately $0.3 million for the premiums paid towards the policies. This amount, if determined to be taxable, would be subject to an estimated $0.3 million tax gross-up payable by the Company to the MS Partnership. Accordingly, the Company's estimated tax gross-up payable of $0.3 million was included in accounts payable and accrued liabilities on the consolidated balance sheets as of December 31, 2014 and 2013.
Related party compensation expense includes salary, bonus and non-cash equity compensation as determined under ASC Topic 718. Alexis Stewart, the daughter of Ms. Stewart, is a beneficial owner of more than 10% of the Company’s stock. During the second quarter of 2013, the Company granted Alexis Stewart stock appreciation rights ("SARs") in exchange for options pursuant to which she would receive shares of Class A Common Stock equal to the difference between the fair market value of Class A Common Stock on July 1, 2013 and the exercise price of her options. The SARs became fully vested on July 1, 2013. During 2012, she was employed by the Company and served in various capacities from which she earned an aggregate compensation of $0.03 million. The Company has also employed certain other members of Ms. Stewart’s family. Aggregate compensation for these employees was $0.5 million in 2014 and $0.4 million in both 2013 and 2012.
In 2013, the Company made charitable contributions of approximately $0.02 million to a foundation with which Ms. Stewart is affiliated. In 2014 and 2012, no such contributions were made.
For the period December 6, 2011 through October 20, 2013, J.C. Penney held an approximate 16.4% investment in the Company's total Class A and Class B Common Stock outstanding and accordingly was considered a related party. The Company derives revenues from J.C. Penney, inclusive of design fees, advertising, television sponsorship and creative services. The Company recorded revenues earned from J.C. Penney of $11.6 million during the period January 1, 2013 through October 20, 2013 and $8.1 million for year ended December 31, 2012. See Note 9, Shareholders' Equity, for further discussion of J.C. Penney.

13. COMMITMENTS AND CONTINGENCIES
Operating Leases
During 2014, the Company leased office facilities, filming locations, and equipment under operating lease agreements. Leases for the Company’s offices and facilities expire between 2015 and 2018, and some of these leases are subject to the Company’s renewal. Total rent expense charged to operations for all such leases, was approximately $7.9 million, $9.7 million and $12.3 million for 2014, 2013, and 2012, respectively, net of sublease income of $0.7 million in 2012. There was no sublease income recognized in 2014 and 2013. The Company’s 2012 operating leases included its television production facilities and television administrative offices, which were terminated during 2012. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.
The following is a schedule of future minimum payments under operating leases at December 31, 2014. The table includes total minimum lease payment commitments which include rent and other charges:

(in thousands)	Operating Lease Payments	Sublease Receipts *	Net Operating Lease Payments
2015	$8,566	$542	$8,024
2016	8,562	538	8,024
2017	7,602	—	7,602
2018	554	—	554
Total	$25,284	$1,080	$24,204
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
Other
See Note 8, Credit Facilities, for discussion of the Company’s line of credit with Bank of America.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except share and per share data)

Year ended Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$33,268	$37,620	$29,611	$41,417	$141,916
Operating (loss) / income	$(2,190)	$2,244	$(14,850)	$6,964	$(7,832)
Net (loss) / income	$(2,603)	$1,767	$(11,065)	$6,843	$(5,058)
(Loss) / earnings per share—basic and diluted	$(0.05)	$0.03	$(0.19)	$0.12	$(0.09)
Weighted average common shares outstanding
Basic	56,680,826	56,964,079	57,074,872	57,090,226	56,953,958
Diluted	56,680,826	57,729,551	57,074,872	57,875,017	56,953,958

Year ended Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$37,224	$42,198	$33,848	$47,405	$160,675
Operating (loss) / income	$(3,045)	$(636)	$(4,076)	$5,860	$(1,897)
Net (loss) / income	$(3,273)	$(1,180)	$(4,295)	$6,976	$(1,772)
(Loss) / earnings per share—basic and diluted	$(0.05)	$(0.02)	$(0.06)	$0.12	$(0.03)
Weighted average common shares outstanding
Basic	67,241,626	67,371,869	67,490,820	57,630,635	64,912,368
Diluted	67,241,626	67,371,869	67,490,820	58,011,641	64,912,368
Note: Basic and diluted earnings per share are computed independently for each quarter and full year presented. Accordingly, the sum of the quarterly earnings per share data may not agree with the calculated full year earnings per share. For the year ended December 31, 2014, the non-cash trademark and goodwill impairment charge, net of the tax credit, amounted to $0.14 per share.
Fourth Quarter 2014 Items:
Results included restructuring charges of $3.6 million. Restructuring charges included employee severance and other employee-related termination costs, as well as contract termination costs.
Fourth Quarter 2013 Items:
Results included restructuring charges of $2.8 million. Restructuring charges included employee severance and other employee-related termination costs.

15. GAIN ON SALE OF SUBSCRIBER LIST, NET
On January 2, 2013 the Company sold certain intangible assets related to Whole Living magazine in exchange for consideration of approximately $1.0 million. Pursuant to the sale, the subscription contracts for the print and digital editions of the magazine, as well as the rights and benefits of the subscribers, were transferred to the buyer. The agreement also required that the Company reimburse the buyer up to $0.1 million for customer refunds resulting from the transaction and paid by the buyer through June 30, 2013. Accordingly, the Company received $0.9 million in cash on the close of the transaction, and, in early July 2013, received the remainder of the refund reserve which was not utilized by the buyer. As a result of selling the Whole Living subscriber list, and thus transferring the subscription liability fulfillment obligation to the buyer, the Company recognized its existing $2.2 million deferred subscription revenue, resulting in a gain of $2.7 million as a component of operations. This gain on sale of subscriber list, net, reflected on the Company's consolidated statement of operations for the year ended December 31, 2013, was recorded within the Publishing segment and consisted of the $1.0 million list sale price, less broker fees and other costs of $0.5 million incurred in connection with the transaction, as well as the $2.2 million release of the deferred subscription revenue liability.
16. INDUSTRY SEGMENTS
The Company is a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products. The Company’s business segments are currently Publishing, Merchandising and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to its magazines and books, as well as its digital operations which includes the content-driven website, marthastewart.com. The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are distributed by its retail and manufacturing partners in exchange for royalty income and, in certain agreements, design fees. The Merchandising segment also includes the licensing of talent services for television programming produced by or on behalf of third parties. During 2014, the Broadcasting segment consisted of the Company's limited television operations and its satellite radio operations. See Note 1, The Company, for a discussion of the Company's restructuring activities in the Publishing and Broadcasting segments.
The accounting policies for the Company’s business segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Segment information for 2014, 2013, and 2012 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2014
Revenues	$82,139	$57,371	$2,406	$—	$141,916
Non-cash equity compensation *	(153)	(103)	(1)	(1,884)	(2,141)
Depreciation and amortization	(469)	(51)	(4)	(3,830)	(4,354)
Restructuring charges *	(2,702)	(464)	—	(471)	(3,637)
Impairment of trademark and goodwill	—	(11,350)	—	—	(11,350)
Operating (loss) / income	(7,583)	30,419	127	(30,795)	(7,832)
Total assets	17,476	47,291	1,239	55,473	121,479
Capital expenditures	143	19	2	354	518
2013
Revenues	$96,493	$59,992	$4,190	$—	$160,675
Non-cash equity compensation *	(376)	(237)	(8)	(1,287)	(1,908)
Depreciation and amortization	(944)	(50)	(27)	(2,737)	(3,758)
Restructuring charges *	(2,004)	(583)	—	(852)	(3,439)
Gain on sale of subscriber list, net	2,724	—	—	—	2,724
Operating (loss) / income	(14,781)	40,512	2,155	(29,783)	(1,897)
Total assets	25,245	64,876	1,290	56,956	148,367
Capital expenditures	187	5	—	898	1,090
2012
Revenues	$122,540	$57,574	$17,513	$—	$197,627
Non-cash equity compensation *	(587)	(455)	(50)	(2,715)	(3,807)
Depreciation and amortization	(742)	(52)	(388)	(2,825)	(4,007)
Restructuring charges *	(1,971)	(81)	(816)	(1,943)	(4,811)
Goodwill impairment	(44,257)	—	—	—	(44,257)
Operating (loss) / income	(62,029)	39,477	2,354	(36,198)	(56,396)
Total assets	31,232	87,213	19,619	16,196	154,260
Capital expenditures	236	105	41	932	1,314
* As disclosed on the Company's consolidated statements of cash flows, total non-cash equity compensation expense was $2.1 million, $2.0 million and $3.9 million in 2014, 2013 and 2012, respectively. Included in non-cash equity compensation expense were net charges to expense of approximately $0.1 million for 2013 and 2012, and reversals of expense in 2014 of approximately $0.03 million, which were generated in connection with restructuring activities. Accordingly, these amounts are reflected as restructuring charges in the Company's 2014, 2013 and 2012 consolidated statements of operations. See Note 17, Restructuring Charges for further information.
17. RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $3.6 million, $3.4 million and $4.8 million in 2014, 2013 and 2012, respectively. In 2014, restructuring expense included reversals of non-cash equity compensation expense of approximately $0.03 million. In each of 2013 and 2012, restructuring expense included net non-cash compensation expense of approximately $0.1 million. Of the amounts charged to restructuring expense during 2014, approximately $2.0 million were payable as of December 31, 2014. The Company expects to use cash of $1.7 million in 2015 and $0.3 million in 2016 to relieve this liability.
In 2014, total restructuring charges included $2.7 million incurred in the Publishing segment in connection with the Company's partnership with Meredith (see Note 1, The Company, for further information). These Publishing segment restructuring charges primarily consisted of $1.6 million in employee severance and other employee-related termination costs, as well as $1.1 million in contract termination costs. The Company does not expect to incur significant additional charges in the future associated with this Publishing segment restructuring. The Company also incurred restructuring charges of $0.9 million in the Merchandising segment and Corporate, which primarily consisted of employee severance costs.
In 2013 and 2012, the Company incurred restructuring charges associated with a significant reorganization of its Publishing business. In 2012, the Company also incurred restructuring charges associated with significant changes in its Broadcasting business, as well as charges related to the departure of the Company's then-current President and Chief Executive Officer. In each of 2013 and 2012, restructuring charges primarily consisted of employee severance and other employee-related termination costs.
18. OTHER INFORMATION
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these accounts approximate fair value. The Company had restricted cash and investments to secure the line of credit through May 19, 2014. These assets were included as components of current assets on the Consolidated Balance Sheet as of December 31, 2013. Effective with the amended credit agreement dated May 19, 2014, the line of credit is no longer secured by cash or investment collateral.
Total revenues from the Company's three business segments were $141.9 million, $160.7 million and $197.6 million in 2014, 2013 and 2012 respectively. Revenues from domestic sources were $137.9 million, $153.3 million and $187.4 million in 2014, 2013 and 2012, respectively. Revenues from foreign sources (primarily from Canada) were $4.0 million, $7.4 million and $10.2 million in 2014, 2013 and 2012, respectively.
Advertising expense, including subscription acquisition costs, was $5.8 million, $6.9 million and $9.5 million for 2014, 2013, and 2012, respectively.
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are all presented exclusive of depreciation and amortization, impairment charges, restructuring charges and gain on sale of subscriber list, net, which are shown separately within “Operating Costs and Expenses.”
Income taxes paid in 2014, 2013 and 2012 were $0.2 million, $0.5 million and $0.5 million, respectively.

MARTHA STEWART LIVING OMNIMEDIA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

Description	Balance, Beginning of Year	Additions Charged to Revenues, Costs and Expenses	Additions/ (Deductions) Charged to Balance Sheet Accounts	(Deductions) Charged to Revenues, Costs and Expenses	Balance, End of Year
Allowance for doubtful accounts:
Year ended December 31,
2014	$848	$559	$741	$(244)	$1,904
2013	1,617	885	(1,230)	(424)	848
2012	1,630	997	(109)	(901)	1,617

Reserve for valuation allowance on the deferred tax asset:
Year ended December 31,
2014	$76,340	$—	$—	$(5,866)	$70,474
2013	81,981	—	—	(5,641)	76,340
2012	77,647	4,334	—	—	81,981

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	—
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

10.1†	—	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement), as amended by Exhibits 10.1.1, 10.1.2 and 10.1.3.

10.1.1†	—
Amendment No. 1 to the 1999 Stock Incentive Plan, dated as of March 9, 2000 (incorporated by reference to Exhibit 10.2.1 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 1999 (the “1999 10-K”)).

10.1.2†	—
Amendment No. 2 to the Amended and Restated 1999 Stock Incentive Plan, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2000).

10.1.3†	—
Amendment No. 3 to the Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K (file number 001-15395) filed on May 17, 2005 (the “May 17, 2005 8-K”)).

10.2†	—	1999 Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement) as amended by Exhibit 10.2.1.

10.2.1†	—	Amendment No. 1 to the Martha Stewart Living Omnimedia, Inc. Non-Employee Director Stock and Option Compensation Plan (incorporated by reference to Exhibit 10.2 to the May 17, 2005 8-K).

10.3	—
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

10.5.3	—
Tenth Lease Modification Agreement, dated as of February 6, 2014, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.5.3 to our Annual Report on Form 10-K (file number 001-15395) for the year ended December 31, 2013 (the "2013 10-K")).

Exhibit Number		Exhibit Title
10.6	—
Second Amendment, dated February 6, 2014, to the written agreement of lease dated as of February 2004, between RXR SL Owner LLC and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.6 to our 2013 10-K).

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
Letter Agreement, dated as of July 2, 2013, between Martha Stewart Living Omnimedia, Inc., Martha Stewart and Lifestyle Research Center LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 3, 2013).

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
Amendment, dated January 11, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.17.2 to our Annual Report on form 10-K (file number 001-15395) for the year ended December 31, 2012).

10.11.2	—
Amendment, dated May 9, 2013 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, as amended, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2013).

10.11.3	—
Amendment, dated May 19, 2014 to the Amended and Restated Loan Agreement, dated as of February 14, 2012, as amended, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended June 30, 2014).

Exhibit Number		Exhibit Title
10.12	—
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

Exhibit Number		Exhibit Title
10.25†	—	Form of Martha Stewart Living Omnimedia, Inc. Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 to our June 2011 10-Q).

10.27†	—	Employment Agreement, dated as of September 6, 2011, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.4 to our September 2011 10-Q).

10.27.1†	—
Amendment No. 1 to Employment Agreement, dated as of September 7, 2014, between Martha Stewart Living Omnimedia, Inc. and Kenneth P. West (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file number 001-15395) filed on September 10, 2014.

10.29†	—
Employment Agreement, dated as of October 25, 2013, between Martha Stewart Living Omnimedia, Inc. and Daniel W. Dienst (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file number 001-15395) for the quarter ended September 30, 2013).

10.30†*	—	Employment Agreement, dated as of October 16, 2014, between Martha Stewart Living Omnimedia, Inc. and Allison Hoffman.

10.32+	—
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
Mutual Release of Claims, dated as of October 21, 2013, by and between J.C. Penney Corporation, Inc. and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K (file number 001-15395) filed on October 21, 2013.

10.33+	—
Magazine, Content Creation and License Agreement, dated as of November 1, 2014, by and between Meredith Corporation and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (file number 001-15395) filed on October 14, 2014).

10.34+	—
Magazine Publishing Agreement dated as of November 1, 2014, by and between Meredith Corporation and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K (file number 001-15395) filed on October 14, 2014).

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