Form 10-K/A
period 2014-12-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2015-04-27
CIK 1091801

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
24,984,625 shares of Class B Common Stock

Documents Incorporated by Reference.
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of Martha Stewart Living Omnimedia, Inc., a Delaware corporation (referred to as "MSO", "we", "us", "our" or the "Company") for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission ("SEC") on March 6, 2015 (the "Original 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company, which usually holds its Annual Meeting in May, no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2014. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Stockholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.
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

Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The names of our directors and executive officers and their ages, positions and biographies as of April 23, 2015 are set forth below. Our executive officers are appointed by, and serve at the discretion of our Board. There are no family relationships among our directors or executive officers.

Name	Age	Position
Martha Stewart	73	Non-Executive Chairman of the Board, Founder and Chief Creative Officer
Daniel W. Dienst	49	Chief Executive Officer and Director
Arlen Kantarian	62	Lead Director
Pierre deVillemejane	48	Director
William Roskin	73	Director
Margaret M. Smyth	51	Director
Allison C. Hoffman	44	Executive Vice President, General Counsel and Corporate Secretary
Allison Jacques	50	Senior Vice President, Controller and Principal Accounting Officer
Patricia Pollack	60	Senior Executive Vice President, Merchandising
Kenneth P. West	57	Executive Vice President and Chief Financial Officer
Martha Stewart, our founder, has served as one of our directors since September 2011 and was elected Non-Executive Chairman of the Board in May 2012. In addition, Ms. Stewart became the Company’s Chief Creative Officer in 2012, a role she previously held from 2003 to 2004. Ms. Stewart previously served as Chief Editorial, Media and Content Officer from 2010-2012. Ms. Stewart previously served as Chairman of the Board from the Company’s creation in 1996 until June 2003 when she resigned as a director. She also served as Chief Executive Officer from 1996 until 2003. In March 2004, she resigned and assumed the position of Founder, a non-officer position. In 2004, she was found guilty in the United States District Court for the Southern District of New York of conspiracy, obstruction of an agency proceeding and making false statements to federal investigators in connection with the personal sale of non-Company stock. In 2006, Ms. Stewart settled insider trading charges with the SEC related to that same sale and accepted penalties that included a five-year ban from serving as a director of a public company and a five-year limitation on her service as an officer or employee of a public company. Ms. Stewart is the author of numerous books on the domestic arts. We believe Ms. Stewart's qualifications to serve on our Board include her extensive entrepreneurial experience, unique insight into the operations and creative vision for the Company and her media and merchandising experience.
Daniel W. Dienst has served as our Chief Executive Officer since October 2013 and has served on our Board since August 2013. From March 2008 through June 2013, Mr. Dienst served as Executive Director and Group Chief Executive Officer of Sims Metal Management Limited (“Sims Metal”) where he was also a member of each of the Safety, Health, Environment & Community Committee, the Nomination/Governance Committee and the Finance & Investment Committee. Mr. Dienst was formerly a director (since June 2001), Chairman (since April 2003), Chief Executive Officer (since January 2004) and President (since September 2004) of Metal Management, which merged with Sims Metal in March 2008. From January 1999 to January 2004, Mr. Dienst served in various capacities with CIBC World Markets Corp., including Managing Director of the Corporate and Leveraged Finance Group. From October 1995 to March 1998, he served in various capacities with Jefferies & Company, Inc., and served as its Vice President for Corporate Finance and Restructurings. Mr. Dienst has also served as Chairman of the Board of Metals, USA, Inc. before its sale to an affiliate of Apollo Management LP in 2005. In addition, Mr. Dienst has served on the Board of Directors of 1stDibs.com, Inc. since February 2015. We believe Mr. Dienst's qualifications to serve on our Board include his corporate leadership experience, significant senior management experience in finance and international operations and his corporate governance experience through service on public company boards.
Arlen Kantarian has served as one of our directors since February 2009. Mr. Kantarian served as the United States Tennis Association’s Chief Executive Officer of Professional Tennis from March 2000 to December 2008, where he oversaw all aspects of the USTA’s Professional Tennis operations, including the US Open. Prior to working at the USTA, Mr. Kantarian was the President and Chief Executive Officer of Radio City Entertainment and Radio City Music Hall, serving from 1989 to 1998. Mr. Kantarian also served as a Vice President, Marketing for the National Football League from 1981 to 1988. Prior to that, Mr. Kantarian had senior level marketing positions at PepsiCo, Inc. and Colgate-Palmolive Company. We believe Mr. Kantarian's qualifications to serve on our Board include the breadth of his entertainment, media and merchandising industry experience and his tenure on our Board provides valuable insight into operational strategy and execution.

Pierre deVillemejane has served as one of our directors since August 2013. Mr. deVillemejane is currently the Chief Executive Officer and a member of the Board of Directors of WWRD Holdings Limited (“WWRD”), the leading provider of luxury home and lifestyle products sold worldwide under a number of well-recognized brands, including Waterford, Wedgwood, Royal Doulton, Royal Albert, Minton and Johnson Brothers. Prior to joining WWRD in March 2009, Mr. deVillemejane was an Advisor at KPS Capital Partners, LP from February 2008. Prior to this, Mr. deVillemejane held several executive roles at Speedline Technologies, which he joined in 1992, including President and Chief Executive Officer from 2003 to 2007. Mr. deVillemejane previously held leadership roles at L’Oreal SA. We believe Mr. deVillemejane's qualifications to serve on our Board include his global merchandising, business, marketing, brand management and financial experience and his extensive career in the retail and consumer/luxury goods industry.
William Roskin has served as one of our directors since October 2008. In 2009, Mr. Roskin founded Roskin Consulting, a consulting firm with a specialty in media-related human relations. Mr. Roskin was a Senior Advisor to Viacom, Inc., a media conglomerate, from 2006 until 2009, when he retired to form Roskin Consulting. Prior to that, Mr. Roskin worked at Viacom, Inc. as the senior executive in charge of the human resources and administration functions from 1988 to 2006, ultimately serving as Executive Vice President. Before joining Viacom, Inc., Mr. Roskin was Senior Vice President, Human Resources at Coleco Industries, Inc. from 1986 to 1988. Prior to joining Coleco Industries, Inc., Mr. Roskin worked for Warner Communications for 10 years. He served as General Counsel to the City of New York’s Department of Personnel and City Civil Service Commission from 1971 to 1976. Currently, Mr. Roskin serves on the Compensation Committee of Sony Corporation of America and also serves on the Board of Directors of the New York Chapter of the National Association of Corporate Directors. Mr. Roskin has also served on the boards of Ritz Interactive, Inc. (2005-2010), ION Media Networks, Inc. (2006-2009) and Media and Entertainment Holdings, Inc. (2006-2008). We believe Mr. Roskin's qualifications to serve on our Board include his leadership experience in media companies, his specialization in human resources and executive compensation and his service on other public company boards.
Margaret M. Smyth has served as one of our directors since January 2012. Ms. Smyth is a skilled global business executive who currently serves as the Chief Financial Officer - US and Senior Vice President at National Grid USA. Prior to this, Ms. Smyth served as Vice President of Finance for Consolidated Edison, Inc. from August 2012 through September 2014 and as Vice President and Chief Financial Officer of Hamilton Sundstrand, which is part of United Technologies Corp., from October 2010 to June 2011. Prior to that, she served as Vice President and Corporate Controller of United Technologies Corp. from August 2007 to September 2010. Ms. Smyth served as Vice President and Chief Accounting Officer of 3M Corporation from April 2005 to August 2007. Ms. Smyth has previously held financial leadership positions at Deloitte & Touche and Arthur Andersen. In addition, she has served on the Board of Directors of Vonage Holdings Corporation since September 2012 and is a member of its Audit and Nominating Committees, is a member of the board of Concern Worldwide, a non-governmental, international humanitarian organization dedicated to reducing suffering worldwide through the elimination of poverty, and was a member of the IFRS Interpretations Committee, IASB in London. Ms. Smyth is also an Aspen Institute Henry Crown Fellow and a member of both of the National Association of Corporate Directors and Women Corporate Directors. We believe Ms. Smyth's qualifications to serve on our Board include her corporate, accounting and financial management expertise, her extensive experience at global public companies and accounting firms and her service on other public company boards.
Allison C. Hoffman has served as our Executive Vice President, General Counsel and Corporate Secretary since August 2013 and joined the Company in December 2012. From June 1999 to September 2012, Ms. Hoffman was employed by ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors, as Senior Vice President, Chief Legal Officer and Secretary (January 2007 to September 2012), Vice President, General Counsel and Secretary (August 2001 to December 2006) and Assistant General Counsel (June 1999 to July 2001). From 1995 to 1999, Ms. Hoffman was an associate in the corporate finance department of Skadden, Arps, Slate, Meagher and Flom LLP. Ms. Hoffman has served on the Board of Directors of Network-1 Technologies, Inc. (NYSE: NTIP) since December 2012 and is the Chairperson of its Compensation Committee and a member of the Audit Committee.
Allison Jacques currently serves as our Senior Vice President, Controller and Principal Accounting Officer. She has served as our Controller since December 2002 and our principal accounting officer since February 2011. Ms. Jacques previously served as the Company’s interim principal financial and accounting officer from January 2009 to March 2009 and from February 2011 to September 2011. She served as the Assistant Controller from April 1997, when she joined the Company, to December 2002. From June 1991 until March 1997, Ms. Jacques served in various capacities in the finance department of General Media International, Inc. Prior to that, she worked at Grant Thornton LLP as a certified public accountant.
Patricia Pollack currently serves as our Senior Executive Vice President, Merchandising. Ms. Pollack joined the Company in August 2008 and served as Executive Vice President of Merchandising until her promotion to Senior Executive Vice President in June 2011. Prior to joining the Company, Ms. Pollack served as Chief Executive Officer of Donna Karan Home from 1999 to 2008 and, prior to that, she was President of Calvin Klein Home. Ms. Pollack previously served as Vice President of licensing and marketing for F. Schumacher & Co. and held managerial positions at global textile mill Fieldcrest Cannon.

Kenneth P. West, has served as our Executive Vice President, Chief Financial Officer and Treasurer since September 2011. Mr. West previously served as Executive Vice President and Chief Financial Officer of Marvel Entertainment LLC, a brand-driven licensing and media company from May 2002 to June 2010. From June 2010 to July 2011, he served as an independent consultant to media and entertainment companies. Prior to May 2002, Mr. West, a certified public accountant, was chief financial officer of two middle-market, privately held companies, and spent over 15 years with the Stamford, Connecticut office of Ernst & Young LLP, principally in the auditing division.

Corporate Governance and Board Matters

Code of Ethics
We have adopted a Code of Business Conduct and Ethics ("Code of Ethics"), last amended in January 2014, that applies to all of our directors, officers and employees, including our principal executive officer, our principal financial officer, and our principal accounting officer and controller and persons performing similar functions. Our Code of Ethics requires, among other things, that all of our directors, officers and employees comply with all laws, avoid conflicts of interest, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. In addition, our Code of Ethics imposes obligations on all of our directors, officers and employees to maintain books, records, accounts and financial statements that are accurate and that comply with applicable laws and with our internal controls, as well as providing for disclosure controls and procedures. Our Code of Ethics sets forth controls and prohibitions on doing business with related parties. The Code of Ethics also provides for a whistleblower hotline that permits employees to report, anonymously or otherwise, ethical or other concerns they may have involving the Company.
The Audit and Nominating and Corporate Governance Committees of the Board adopted a Code of Ethics for the CEO and Senior Financial Officers ("Senior Financial Officer Code of Ethics") in February 2013 as an addendum to the Code of Ethics. The Senior Financial Officer Code of Ethics formalizes the general standards of honesty, integrity and judgment that we expect of all senior financial officers.
We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives, including our Code of Ethics and Senior Financial Officer Code of Ethics. The corporate governance page can be found on our website at www.marthastewart.com under the link for "Investor Relations – Corporate Governance." We will promptly post under the same link amendments to, or waivers of, our Code of Ethics or Senior Financial Officer Code of Ethics, if any, involving our directors and executive officers.

Corporate Governance and Director Independence
Our Corporate Governance Guidelines state that a majority of the Board will consist of directors who meet the independence requirements of the New York Stock Exchange (“NYSE”) listing standards, as well as the criterion related to contributions to non-profit organizations. A copy of our Corporate Governance Guidelines, which include our definitions for independence, can be found on our website at www.marthastewart.com under the link for "Investor Relations – Corporate Governance." Our Board conducts an annual review to determine whether each of our directors qualifies as independent as defined in our Corporate Governance Guidelines and the NYSE listing standards applicable to board composition. The Board makes an affirmative determination regarding the independence of each director, based upon the recommendation of the Nominating and Corporate Governance Committee.
The independence standards in our Corporate Governance Guidelines provide that an “independent” director is a director whom the Board has determined has no material relationship with the Company or any of its consolidated subsidiaries (collectively, the “Corporation”), either directly, or as a partner, stockholder or officer of an organization that has a relationship with the Corporation. For purposes of this definition, the Corporate Governance Guidelines state that a director is not independent if:

1.
The director is, or has been within the last three years, an employee of the Corporation, or an immediate family member of the director is, or has been within the last three years, an executive officer of the Corporation.

2.
The director has received, or has an immediate family member who has received, during any consecutive 12-month period during the last three years, more than $120,000 in direct compensation from the Corporation (other than Board and committee fees, and pension or other forms of deferred compensation for prior service). Compensation received by an immediate family member for service as an employee (other than as an executive officer) of the Corporation is not considered for purposes of this standard.

3.
(a) The director, or an immediate family member of the director, is a current partner of the Corporation’s internal or external auditor; (b) the director is a current employee of the Corporation’s internal or external auditor; (c) an immediate family member of the director is a current employee of the Corporation’s internal or external auditor who personally works on the Corporation’s audit; or (d) the director, or an immediate family member of the director, was within the last three years (but is no longer) a partner or employee of the Corporation’s internal or external auditor and personally worked on the Corporation’s audit within that time.

4.
The director, or an immediate family member of the director, is, or has been within the last three years, employed as an executive officer of another company where any of the Corporation’s present executive officers serves or served at the same time on that company’s compensation committee.

5.
The director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payments to, or received payments from, the Corporation for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the other company’s consolidated gross revenues.

In addition, the Nominating and Corporate Governance Committee must approve any contribution of $25,000 or more to a non-profit organization where a director or a director’s spouse is an employee. A director is presumed not to be independent if the director, or the director’s spouse, is an employee of a non-profit organization to which the Corporation has made contributions in an amount that exceeded $100,000 in any of the last three fiscal years. The Board may determine, however, that a director who does not meet this standard nonetheless is independent based on all the facts and circumstances.
Based on the foregoing standards, the Board determined that each of Pierre deVillemejane, Arlen Kantarian, William Roskin and Margaret M. Smyth is or was independent and has or had no transactions, relationships or arrangements with the Company, except as a director and stockholder of the Company. The Board has determined that Martha Stewart and Daniel W. Dienst are not independent.

Board Meetings
During 2014, the Board held ten meetings. Each of our directors attended, in person or by telephone, at least 75% of the total number of meetings of both the Board of Directors and Board committees on which such director served during the period. Under our Corporate Governance Guidelines, each of our directors is expected to attend our annual meetings. At the time of our 2014 Annual Meeting, we had six directors, all of whom attended the 2014 Annual Meeting.
Executive Sessions
Executive sessions of our independent directors are generally held in connection with each regularly scheduled Board meeting and at other times as necessary, and are chaired by our Lead Director. Executive sessions are held without the presence of management, including our Chief Executive Officer, and other non-independent directors. Our standing committees also generally meet in executive session prior to, or at the end of, each committee meeting.

Board Leadership Structure and Lead Director
Our Corporate Governance Guidelines provide that the roles of Chairperson and Chief Executive Officer must be separate and filled by two individuals. The Board has the flexibility to select its Chairperson and our Chief Executive Officer in the manner it believes is in the best interests of our stockholders. Ms. Stewart has served as our Non-Executive Chairman of the Board since May 2012 and Mr. Dienst has served as our Chief Executive Officer since October 2013. Our current separation of the duties of Chairman of the Board and Chief Executive Officer recognizes the differences between these roles as they are currently defined. Our Chief Executive Officer is responsible for setting the strategic direction of the Company and for the day-to-day leadership and performance of the Company, while the Chairperson’s function is to lead the Board. Therefore, the Company believes that separating the Chairperson and Chief Executive Officer roles is appropriate and in the best interest of its stockholders.
When the Chairperson is not an independent director, as was the case in 2014, the Company’s Corporate Governance Guidelines provide that the Board will designate an independent lead director (the “Lead Director”). The Lead Director’s responsibilities include presiding over and setting the agendas for executive sessions of the non-management or independent directors, consulting with the Chairperson regarding the scheduling of Board meetings, overseeing the appropriate flow of information to the Board, acting as a liaison between the non-management directors and management with respect to scheduling and agendas for Board meetings and being available for consultation and communication with stockholders as appropriate. Mr. Kantarian currently serves as our Lead Director.

Stockholders or other interested parties who wish to communicate with a member or members of the Board, including the Lead Director or the non-management or independent directors as a group, may do so by addressing their correspondence to the Board member or members, c/o the Corporate Secretary, Martha Stewart Living Omnimedia, Inc., 601 West 26th Street, New York, New York 10001. The office of the Corporate Secretary will review and forward all correspondence to the appropriate Board member or members for response.

Board Role in Risk Oversight
Risk management is primarily the responsibility of the Company’s management. The Board has oversight responsibility for the processes established to identify, report and mitigate material risks applicable to the Company and has delegated to the Audit Committee its oversight responsibility with respect to financial and accounting risks. The Audit Committee regularly meets and discusses with management, as well as consults the Company’s independent registered public accountant on, the Company’s major financial risk exposures and the Company’s risk assessment and risk management policies and their effectiveness.
Each of the Board’s other committees also monitors management in evaluating risks that fall within that committee’s areas of responsibility. In performing this function, each committee has full access to management. The Board believes that the administration of its risk oversight function has not affected the Board’s choice of leadership structure.

Directors Nominations and Qualifications
The Nominating and Corporate Governance Committee works with the Board on an annual basis to determine the appropriate characteristics, skills and experience for the Board as a whole and for its individual members. In evaluating the suitability of individual Board members, the Board takes into account many factors, including general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company in today's business environment; understanding of the Company's business and activities on a technical level; and educational and professional background. The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best support the success of the business and, based on its diversity of experience, represent stockholder interests through the exercise of sound judgment. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director's past attendance at meetings and participation in and contributions to the activities of the Board.
Upon determining the need for additional or replacement Board members, the Nominating and Corporate Governance Committee will identify one or more director candidates and evaluate each candidate under the criteria described above based on information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the committee deems appropriate. Based on its assessment of each candidate's independence, skills and qualifications and the criteria described above, the Nominating and Corporate Governance Committee will make recommendations regarding potential director candidates to the Board. The Nominating and Corporate Committee may engage third parties to assist in the search for director candidates or to assist in gathering information regarding a candidate's background and experience.

Board Committees
In 2014 our Board had four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Finance Committee. Each committee is currently comprised of the following independent members:

	Audit	Compensation	Nominating and Corporate Governance	Finance
Pierre deVillemejane	X	X		Chairperson
Arlen Kantarian		X	X	X
William Roskin	X	Chairperson	Chairperson	Alternate
Margaret M. Smyth	Chairperson		X	X
2014 Meetings	7	5	5	3

From time to time, the Board may establish ad hoc committees to address particular matters. In September 2014, a Committee of Independent Directors was formed for the purposes of exploring, advising the Board with respect to, and negotiating certain strategic opportunities and continues to function in that capacity. Mr. Kantarian, Mr. Roskin and Mr. deVillemejane currently serve on the Committee of Independent Directors and Mr. deVillemejane serves as Chairman of the Committee. Ms. Smyth served on the Committee of Independent Directors from September 2014 through November 2014.
Each of our standing committees operates under a written charter. The committee charters can be found on our website at www.marthastewart.com under the link for "Investor Relations – Corporate Governance."
Audit Committee
The primary purpose of the Audit Committee is to assist our Board in overseeing the quality and integrity of our accounting, auditing and financial reporting processes. As more fully described in its charter, the Audit Committee's responsibilities include:

•	overseeing our accounting and financial reporting process, including the review of our quarterly and annual financial results;

•	selecting, retaining and evaluating our independent auditors and reviewing the scope of the auditors' work, including pre-approval of audit and non-audit services;

•	overseeing the performance of our internal audit function;

•	reviewing management's assessment of the effectiveness of the Company's internal controls over financial reporting;

•	reviewing and approving or ratifying related party transactions and potential conflicts of interest; and

•	reviewing the Company's compliance with legal and regulatory requirements.
A copy of the Audit Committee’s charter is posted on our website at www.marthastewart.com under the link for “Investor Relations – Corporate Governance.”
Our Audit Committee currently consists of Ms. Smyth, who serves as its chairwoman, Mr. Roskin and Mr. deVillemejane. The Audit Committee met seven times during 2014. The Board, in its business judgment, has determined that each director serving on the Audit Committee meets the independence criteria prescribed by the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC rules and regulations and meets the NYSE's financial literacy requirements for audit committee members. The Board has also determined that Ms. Smyth qualifies as an audit committee financial expert within the meaning of SEC rules.
Compensation Committee
The primary purpose of our Compensation Committee is to assist our Board in overseeing our compensation program. As more fully described in its charter, the Compensation Committee's responsibilities include:

•	reviewing and approving our general compensation strategy;

•	establishing annual and long-term performance goals for our executive officers;

•	administering our stock and bonus plans and any equity or cash compensation arrangements that may be adopted by us from time to time;

•	reviewing compensation levels for directors for service on our Board and its committees and recommending changes in such compensation;

•	reviewing and assessing our compensation program for the potential of encouraging excessive risk taking; and

•
reviewing and discussing with management the annual Compensation Discussion and Analysis (CD&A) disclosure and the related tabular presentations regarding named executive officer compensation and, based on this review and discussions, making a recommendation to include the CD&A disclosure and the tabular presentations in our annual public filings.

A copy of the Compensation Committee’s charter is posted on our website at www.marthastewart.com under the link for “Investor Relations – Corporate Governance.”
Our Compensation Committee currently consists of Mr. Roskin, who serves as its chairperson, Mr. deVillemejane and Mr. Kantarian. The Compensation Committee met five times during 2014. The Board, in its business judgment, has determined that each director serving on the Compensation Committee meets the independence requirements prescribed by the NYSE and is a “non-employee director” for purposes of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.
Nominating and Corporate Governance Committee
The primary purpose of our Nominating and Corporate Governance Committee is to assist our Board in identifying individuals qualified to become members of our Board, to oversee the evaluation of our Board and management and to review and update our corporate governance principles. As more fully described in its charter, the Nominating and Corporate Governance Committee's responsibilities include:

•	developing and recommending a set of corporate governance principles to our Board;

•	evaluating the composition, size, organization and governance of our Board and its committees;

•	reviewing and recommending to our Board director independence determinations with respect to continuing and prospective directors;

•	evaluating and recommending candidates for election to our Board, including nominees recommended by our stockholders; and

•	overseeing our Board and Board committees' performance and self-evaluation process.
A copy of the Nominating and Corporate Governance Committee’s charter is posted on our website at www.marthastewart.com under the link for “Investor Relations – Corporate Governance.”
Our Nominating and Corporate Governance Committee currently consists of Mr. Roskin, who serves as its chairperson, Ms. Smyth and Mr. Kantarian. The Nominating and Corporate Governance Committee met five times during 2014. The Board, in its business judgment, has determined that each director serving on the Nominating and Corporate Governance Committee meets the independence requirements prescribed by the NYSE.
Finance Committee
The primary purpose of our Finance Committee is to assist the Board in overseeing financing arrangements, budgets and long-term strategy. As more fully described in its charter, the Finance Committee's responsibilities include:

•	overseeing and monitoring annual budgets;

•	reviewing long-term financial and investment plans and strategies;

•	evaluating strategic plans and initiatives with management; and

•	overseeing major commercial and investment banking relationships.
Our Finance Committee currently consists of Mr. deVillemejane, who serves as its chairperson, Ms. Smyth and Mr. Kantarian. The Finance Committee met three times during 2014.

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee were formerly an officer or employee of the Company or any of its subsidiaries. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or on our Compensation Committee.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Class A Common Stock and Class B Common Stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2014, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the examination of copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and 10% stockholders.

DIRECTOR COMPENSATION

The Compensation Committee reviews director compensation periodically and recommends changes to the Board, when it deems appropriate, based on market information provided by Frederic W. Cook & Co., Inc. ("FWC"), an independent compensation consulting firm, and taking into account various factors, including the responsibilities of directors generally and the responsibilities of committee chairs, and Company performance. The Board reviews the recommendations of the Nominating and Corporate Governance Committee and determines the form and amount of director compensation. Directors who also serve as employees of the Company do not receive payment for services as a director.

The following summary describes compensation for non-employee directors.

Annual Cash Retainer for Board Service
Each non-employee director receives an annual cash retainer of $40,000, payable quarterly in arrears. Directors may elect to receive all or a portion of their annual retainer in Class A Common Stock. The amount of shares received is calculated based on the amount of fees the director has elected to be paid in stock, divided by the closing price of a share of Class A Common Stock on the last business day of the quarter for which payment is being made.
Annual Cash Retainer for Committee Service
Each non-employee director who serves as the chairperson of a Committee receives an additional cash retainer, payable quarterly in arrears, in the following amounts: $10,000 per year for chairing the Nominating and Corporate Governance Committee, $10,000 per year for chairing the Finance Committee, $20,000 per year for chairing the Audit Committee and $20,000 per year for chairing the Compensation Committee. Each non-employee director that serves on the Committee of Independent Directors earns a cash retainer of $5,000 a month, with the chairperson of the Committee of Independent Directors receiving an additional $2,500 a month.
Annual Retainer for Board Chairperson or Lead Director
The annual retainer paid to the Chairperson of the Board (if the Chairperson of the Board is a non-employee director) is $20,000. Ms. Stewart, our current Non-Executive Chairman of the Board, does not receive this payment as she is an employee director. Effective May 20, 2014, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, approved an increase to the annual retainer paid to the Lead Director to $80,000, of which amount 50% is paid in cash and 50% in restricted stock units.
Annual Restricted Stock Unit Grant for Board Service
Each non-employee director receives restricted stock units ("RSUs") equal to $60,000 in value upon election or re-election to the Board. The RSU grant is made as of the date of the annual meeting of stockholders and the number of RSUs to be awarded is determined by dividing $60,000 by the closing price of our Class A Common Stock on the date of issuance. Each RSU represents the contingent right to one share of our Class A Common Stock and vests on the earlier of May 31 of the following year or the next annual meeting. If a non-employee director is appointed to the Board at any point other than at the annual meeting of stockholders, the RSU grant is pro-rated and will be issued on the first business day of the month following the appointment, pursuant to our policy on equity issuances. Such grants will vest on the first anniversary of the grant. Grants to non-employee directors are issued pursuant to our Omnibus Stock and Option Compensation Plan (the "Stock Plan").
Meeting Fees
Meeting fees for non-employee directors are $1,500 for each in-person Board or committee meeting attended and $1,000 for each Board or committee meeting in which the director participates by telephone. All directors receive reimbursement of reasonable expenses incurred in connection with participation in Board and committee meetings.
Stock Ownership Guidelines
We have stock ownership guidelines designed to encourage non-employee directors to have an equity interest in the Company and to help align their interests with the interests of stockholders. Non-employee directors must accumulate and hold 5,000 shares within a five-year period commencing on initial appointment to the Board. Unvested RSUs or stock options do not count towards satisfying these guidelines. Non-employee directors who do not meet the ownership test are required to hold 75% of their shares that vest (net of shares withheld for tax obligations, if any) until such time as the applicable target is achieved. As of the end of 2014, each non-employee director was in compliance with our stock ownership guidelines.

Director Compensation Table

The following table provides information on the amount of compensation received by our non-employee directors for the year ended December 31, 2014. Information regarding the compensation of Ms. Stewart and Mr. Dienst, who served as executive officers as well as directors in 2014, is set forth in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K/A.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Pierre deVillemejane(3)	108,000	60,000	—	168,000
Arlen Kantarian(4)	128,500	99,998	—	228,498
William Roskin(5)	118,000	60,000	—	178,000
Margaret M. Smyth(6)	100,000	60,000	—	160,000

(1)
Amounts represent all fees earned or paid in cash for services as a director, including annual retainer fees, committee chair fees, and meeting fees, as applicable. Amounts also include a monthly retainer fee earned by members of the Committee of Independent Directors. Also included are fees payable in cash, but forgone at the election of the director in exchange for shares of Class A Common Stock. The grant date fair value of such shares was computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments.” For the assumptions used to determine grant date fair value, see Note 10 to our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The number of shares received by each director for retainer fees was equal to the fees payable to the director in Class A Common Stock divided by the applicable closing price of the Class A Common Stock. In 2014, the respective prices per share of the Class A Common Stock were: $4.53 on March 31, 2014, $4.70 on June 30, 2014, $3.60 on September 30, 2014 and $4.31 on December 31, 2014.

(2)
Amounts represent the aggregate grant date fair value of stock awards computed in accordance with Topic 718, “Share Based Payments.” For the assumptions used to determine grant date fair value, see Note 10 to our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Stock Awards reflect an RSU grant of $60,000 of grant date fair value upon election or re-election to the Board, as applicable, at the 2014 Annual Meeting, and for Mr. Kantarian represents the grant date fair value of an additional grant of 9,029 RSUs received upon his re-election as Lead Director of the Board. For each of the restricted stock awards made on election or re-election, as applicable, grant date fair value was calculated using the closing price on the grant date multiplied by the number of shares. Outstanding RSUs and stock options held by each of the persons listed in this table are identified in the footnotes that follow.

(3)	Mr. deVillemejane elected to receive 25% of his retainer in stock or 2,356 shares in 2014. As of December 31, 2014, Mr. deVillemejane had 13,544 RSUs outstanding.

(4)	Mr. Kantarian elected to receive 25% of his retainer in stock or 2,356 shares in 2014. As of December 31, 2014, Mr. Kantarian had options outstanding for 70,507 shares and 22,573 RSUs outstanding.

(5)	Mr. Roskin elected to receive 25% of his retainer in stock or 2,356 shares in 2014. As of December 31, 2014, Mr. Roskin had options outstanding for 70,151 shares and 13,544 RSUs outstanding.

(6)	Ms. Smyth elected to receive 25% of her retainer in stock or 2,356 shares in 2014. As of December 31, 2014, Ms. Smyth had 13,544 RSUs outstanding.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from the current or planned programs summarized in this discussion.

Overview

This Compensation Discussion and Analysis explains our compensation program as it pertains to our Chief Executive Officer (CEO), our Chief Financial Officer (CFO), and our three other most highly compensated executive officers. Throughout this document, these executives are collectively referred to as the named executive officers or ‘‘NEOs.’’ For fiscal year 2014, our named executive officers were:

Martha Stewart	Founder, Chief Creative Officer
Daniel W. Dienst	Chief Executive Officer
Kenneth P. West	Chief Financial Officer
Allison C. Hoffman	Executive Vice President, General Counsel & Corporate Secretary
Patricia Pollack	Senior Executive Vice President, Merchandising

The Compensation and Discussion Analysis is organized into three sections:

•	Section 1 - Executive Summary

•	Section 2 - Elements of 2014 Compensation

•	Section 3 - Other Compensation Information

Section 1 - Executive Summary

We are a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products. As such, our long-term success depends in part on our ability to attract, engage, motivate and retain highly talented individuals who are committed to our vision and strategy. One of the key objectives of our executive compensation program is to link executives’ pay to their performance and their advancement of our overall annual and long-term performance and business strategies. Other objectives include aligning our NEO's interests with those of our stockholders and encouraging high-performing executives to remain with MSO over the course of their careers. We believe that the amount of compensation for each NEO reflects such officer's experience, responsibilities, performance and service to MSO and our stockholders.

Our 2014 Performance and Impact on Compensation

In 2014, we made significant progress in repositioning our business in support of our commitment to, and focus on, providing designs for high quality products to our merchandising partners and creating and licensing award-winning and inspirational content for our consumers and our licensed publishing partner.

Specifically, with respect to our Publishing business, we reassessed our business model and determined that it was in the Company's best interest to focus on its core competence: creating and licensing award-winning and inspirational content. In the fourth quarter of 2014, we entered into multi-year agreements with Meredith Corporation ("Meredith") pursuant to which we discontinued publication of Martha Stewart Living and our digital operations and Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com and marthastewartweddings.com, and our related digital assets, in the United States and Canada. Meredith also assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings, in the United States and Canada. We will continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart

Living, Martha Stewart Weddings and related special interest publications, marthastewart.com and marthastewartweddings.com.

Our relationship with Meredith produced immediate positive results, dramatically reducing the costs related to our Publishing segment while allowing us to monetize our content creation and licensing.

Financially, although total 2014 revenues were lower than the prior period, excluding a non-cash impairment charge of $11.4 million, we generated operating income of approximately $3.5 million in 2014, a significant improvement over the prior year, largely due to the impact of our Meredith relationship as well as our continued focus on cutting costs. Further, the Company continued to maintain a strong cash position, with overall cash, cash equivalents, short-term investments and restricted cash and investments increasing $2.0 million from $46.2 million at December 31, 2013 to $48.2 million at December 31, 2014.

Key financial highlights for the year are summarized below:

Financial Metric	2014 Results (in thousands, except per share amounts)	2013 Results (in thousands, except per share amounts)
Revenues	$141,916	$160,675
Operating loss	$(7,832)*	$(1,897)
Loss per share (basic and diluted)	$(0.09)*	$(0.03)
* Includes a non-cash intangible asset and goodwill impairment charge of $11.4 million. Excluding this charge, we generated an operating income of approximately $3.5 million and had an earnings per share of $0.04.

For more information on our financial results, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

Business highlights include:

•
In December 2014, we launched "Whim," an exclusive bedding and dinnerware line as part of the Martha Stewart Collection at Macy's. The new line includes comforter sets, sheets and quilts in playful prints and colors, and is available on macys.com and in select Macy’s stores.

•
In the first quarter of 2014, our media properties were nominated for and won several prestigious awards: Martha Stewart’s Cooking School, which airs on PBS, won a James Beard Award - the highest honor for food and beverage professionals; Martha Stewart Living was nominated for two National Magazine Awards, for General Excellence (Service & Lifestyle) and for Design; Martha Stewart Living was also named a Society of Publication Designers’ Medal Finalist, which is the world’s most prestigious editorial design competition; and the Company won a Webby People’s Voice Award in the lifestyle category and was also nominated for two of Media Industry Newsletter Digital Awards - both of which are top honors in the digital industry.

•	The Company’s book One Pot: 120+ Easy Meals from Your Skillet, Slow Cooker, Stockpot, and More, went on-sale September 23, 2014 and quickly became #4 on The New York Times' Best Seller List.

•	Unique visitors online and on mobile devices increased 13% in the fourth quarter of 2014 over the prior year period.

•	Video views across all platforms increased 13% in the United States and 8% worldwide in 2014 over the prior year period.
For 2014, our compensation strategy supported our ongoing transformation. The strategy was designed to ensure that executives balance short-term objectives against long-term priorities, to align executive and stockholder interests, and to attract and retain the leadership needed to successfully deliver on our shift to a content creation and licensing company. Pay decisions were made in the context of our financial performance relative to our goals, while taking into account the substantial progress in repositioning the Company for the future. Our 2014 compensation payout levels considered a balanced view of performance, including financial results that were lower than target, individual performance and actions taken to reposition the Company, and progress made on future profitability, including entering into new partnerships. For instance, NEO cash awards under our Bonus Incentive Plan for 2014 ranged from approximately 36% to 79% of target levels, reflecting Company performance against target financial metrics and individual contributions against predetermined objectives. We also maintained our base salary levels for our executives in most cases and emphasized performance goals, granting only performance based equity awards to our NEOs in 2014.

The Company's 2014 compensation decisions and the process surrounding them are explained in detail in the following pages.

Compensation Philosophy & Objectives
Our compensation philosophy is designed to recognize and reward sustained achievement of business goals and results through the contributions of employees, including our executive officers. We believe that the achievement of our business goals depends on attracting and retaining executives with an appropriate combination of creative skill and managerial expertise. With respect to Ms. Stewart, in setting her compensation we recognize her instrumental contributions to the Company through her talent, creative direction and the promotion of our brand. For executives other than Ms. Stewart, our compensation program is designed to:

•	attract, motivate and retain highly qualified employees;

•	establish short and long-term strategic and financial objectives;

•	reward performance with certain performance-based incentive compensation awarded upon achievement of our short and long-term objectives;

•	align our executives' interests with those of our stockholders; and

•	reflect the performance, experience, responsibilities and skill set of our executives.

Setting our Compensation

Our Compensation Committee is responsible for overseeing all aspects of our executive compensation programs, including executive salaries, payouts under our annual bonus plan, the size and structure of equity awards, and any executive perquisites. The Compensation Committee is solely responsible for determining the compensation of our NEOs and reviewing and approving the compensation of other executive officers.
In connection with its responsibilities, the Compensation Committee engaged FWC in 2014 as its independent compensation consultant to provide advice and recommendations on the amount and form of executive compensation. FWC was selected by and reports to the Compensation Committee and does not provide any other services to the Company. The Compensation Committee, after taking into consideration all factors relevant to FWC's independence, including, but not limited to factors specified in NYSE listing standards and Rule 10C-1(b) of the Exchange Act, confirmed that FWC is independent and determined that no conflicts of interest exist between FWC and the Company.
In performing the function of setting executive compensation, the Compensation Committee also relies on certain members of management, including our Chief Executive Officer, Chief Financial Officer and General Counsel and Corporate Secretary to provide information regarding our executive officers, their roles and responsibilities and the general performance of the Company and business segments. Management presents performance measures and targets for our NEOs as well as other executive officers and recommends any changes to salaries, bonuses, equity grants and other compensation matters for approval by the Compensation Committee. The Compensation Committee determines and approves changes in the Chief Executive Officer's compensation based on its review of his performance.
Recommendations to change an NEO’s base salary and/or annual incentive opportunity are based on various factors, including the judgment of our Chief Executive Officer and the Compensation Committee. We consider an NEO's responsibilities and any changes to those responsibilities, the skills and experience required for the job, individual performance, business performance, internal pay calibration, labor market conditions and peer company compensation levels.
Potential adjustments to compensation (including salary and annual incentive opportunities) are considered annually and upon significant role changes. Any adjustments are typically set at a Compensation Committee meeting early in the calendar year after the Board has reviewed performance for the past year and prospects for the year ahead, although compensation decisions may be made throughout the year for a variety of reasons.
Use of Comparative Market Data
We aim to compensate our executive officers at levels that are commensurate with competitive levels of compensation for executives in similar positions at a group of peer companies set forth below, with whom we compete for hiring and retaining executive talent (our "Peer Group"), although we do not attempt to link any single element of compensation to specific peer company percentiles or ratios. In 2011, the Compensation Committee asked FWC to provide a peer group proxy analysis taking into account industry competitors, companies with similar business models and company size. The Peer Group provided by FWC is used for monitoring of peer company compensation programs and levels. Our Peer Group currently includes the following companies:

1-800-Flowers.com	Estee Lauder	The New York Times

Cablevision	Guess	Ralph Lauren

Discovery Communications	IAC/InterActiveCorp	Scholastic

DreamWorks Animation	XO Group Inc.	Scripps Networks Interactive

Elizabeth Arden	Lifetime Brands	Sirius XM Radio

Perry Ellis	Kate Spade & Company	Steve Madden

Meredith Corp.	Media General	World Wrestling Entertainment
Setting Ms. Stewart's Compensation
In determining Ms. Stewart’s compensation arrangements with the Company, the Compensation Committee primarily considers her responsibilities, such as public appearances on behalf of our merchandising partners and her role as the key on-air performer for a host of creative initiatives, in addition to her role as Chief Creative Officer, especially with respect to various Martha Stewart branded publications.
The terms of Ms. Stewart's compensation arrangement are set forth in her employment agreement, dated as of April 1, 2009, with the Company, which is structured essentially as a talent agreement. Ms. Stewart's original employment agreement provided for annual talent compensation of $2 million. On July 2, 2013, Ms. Stewart and the Company entered into a letter agreement (the “Letter Agreement”) which modified certain terms of her employment agreement effective as of July 1, 2013. Specifically, pursuant to the amendment, Ms. Stewart agreed to reduce her base salary by 10% to $1.8 million as part of an overall effort to return the Company to profitability. Ms. Stewart's compensation was determined on the basis of Ms. Stewart’s length of service and experience, as well as the critical nature of her services to the Company. In addition, Ms. Stewart’s base salary recognizes that her aesthetic vision and creative direction and public association of her name and likeness with our branded publications and products provide significant value to the Company and are integral to our success.
The creative initiatives that are dependent on her services as a performer include:

•	various television productions (e.g., Martha Bakes; Martha’s Cooking School);

•	video segments on Internet channels, such as AOL, Yahoo and Hulu;

•	appearances in television commercials for our merchandising and advertising partners;

•	appearances on behalf of the Company on nationally distributed broadcast shows such as the Today show; and

•	appearances on cable television broadcasts (e.g., CNBC).
In addition to her role as a performer in our creative initiatives, the compensation terms of our agreement with Ms. Stewart recognize her role as the creative visionary and caretaker of our brand in the distribution of our content through magazines, websites and books and in various merchandising initiatives. Ms. Stewart makes a substantial number of public appearances on behalf of our merchandising partners, as the featured celebrity for Martha Stewart branded publications and websites and for promotional opportunities to further the Martha Stewart brand.
With respect to the various photo shoots, video productions and television interviews that Ms. Stewart is required to participate in for the benefit of the Company, it has historically been the Company’s practice to use properties that are beneficially owned by Ms. Stewart. This is because the Martha Stewart brand is often best personified by our use of her properties to demonstrate pet-care, gardening, kitchen layout and equipment, as well as crafts. For this reason, we have negotiated to use these properties pursuant to an Intangible Asset License Agreement with Ms. Stewart. Pursuant to the Letter Agreement and effective as of September 15, 2013, Ms. Stewart agreed to reduce payment under the Intangible Asset License Agreement by $300,000, to $1.7 million, as part of an overall effort to return the Company to profitability. The amounts payable by the Company under this agreement are reported in the All Other Compensation column in the Summary Compensation Table set forth below. For more information regarding the Intangible Asset License Agreement, see "Certain Relationships and Related Person Transactions" elsewhere in this Annual Report on Form 10-K/A.
By reason of her unique position as a performer and her unparalleled role in supporting and developing the Martha Stewart brand, which require her to undertake extensive travel, make a substantial number of on-camera and personal appearances and require her to be constantly in the public eye, we pay for a number of expenses to assist Ms. Stewart in fulfilling these Company responsibilities that, under SEC regulations, are required to be reported as perquisites in the All Other Compensation column of the Summary Compensation Table set forth below. Pursuant to the Letter Agreement, payment of Ms. Stewart's business and certain other expenses are made in accordance with a founder expense policy, adopted by our Board. In order to simplify the reimbursement of certain non-delineated expenses to Ms. Stewart, effective January 1, 2014, the Company amended the Founder Expense Policy to allow for a non-accountable expense allowance to Ms. Stewart of $30,000 per year in lieu of individual expense reimbursement in several categories.
Published benchmark data appropriate for Ms. Stewart's unique role is difficult to ascertain. From time to time, we consult with industry executives familiar with talent compensation and review estimates published in general circulation media as to what similar celebrities earn to help provide a context for negotiating Ms. Stewart’s base talent compensation. We believe that Ms. Stewart's base compensation is consistent with talent payments made to other celebrities. Further, as Ms. Stewart’s contributions are critical to the performance of the Company, and to reflect her responsibilities as our Chief Creative Officer, Ms. Stewart has an annual incentive opportunity that is fully based on the overall Company Adjusted EBITDA targets determined by our Compensation Committee for our NEOs and executive officers.

Section 2 - Elements of 2014 Compensation
The principal elements of our executive compensation program are set forth in the following table and described in more detail below.

Compensation Element	Characteristics	Objectives
Base Salary	Annual fixed cash compensation	Provide a competitive fixed level of cash compensation to attract and retain talented and skilled employees.
Annual Bonuses	Annual variable, performance-based cash compensation determined by achievement of pre-established annual goals and individual performance	Motivate and reward the achievement of annual financial and other operating objectives and individual performance to drive stockholder value over time.
Long Term Incentive Compensation	Variable equity compensation in the form of stock options, performance and premium priced stock options, restricted stock units and performance restricted stock units	Align an employee's interest with that of stockholders and motivate and reward profitable growth and increases in stock price over time. Aid in attraction and retention of key employees.
Perquisites and Personal Benefits	Limited perquisites and health and welfare benefits	Provide business-related benefits consistent with industry practice and offer competitive benefits package.
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
In determining compensation for our NEOs, our Compensation Committee considers many variables, including each executive’s respective experience. While not formulaic or exhaustive, the variables the Compensation Committee has considered in the past include:

•	the experience, knowledge, and performance of the NEO in question;

•	the competitive market for similar executive talent;

•	how critical the retention of any particular executive is to achieving the Company’s strategic goals;

•	the performance of the Company (and each of its operating segments) against internal performance targets;

•	how well an executive works across business segments to promote overall corporate goals;

•	future potential contributions of the executive;

•	any pre-existing employment agreements between the Company and an NEO; and

•	compensation at former employers, in the case of new hires.
Based on this analysis the Compensation Committee makes determinations as to each element of the compensation package, weighing each component in its discretion based on the facts and circumstances surrounding each NEO’s employment agreement or annual review.

Base Salary
Our employees, including our NEOs, are paid a base salary commensurate with the responsibilities of their positions, the skills and experience required for the position, their individual performance, business performance, labor market conditions and with reference to peer company salary levels as well as internal calibration considerations.
The annual salary rates in effect at fiscal year-end 2014 as compared to 2013 for our NEOs are listed below.

Named Executive Officer	2013 Salary Rate	2014 Salary Rate	Percent Change
Martha Stewart	$1,800,000	$1,800,000	0%
Daniel W. Dienst	$775,000	$775,000	0%
Kenneth P. West	$500,000	$525,000	5.0%
Allison C. Hoffman	$400,000	$450,000	12.5%
Patricia Pollack	$550,000	$550,000	0%

In December 2013, the Compensation Committee approved an increase in Mr. West's base salary, effective January 1, 2014 for retention purposes. Ms. Hoffman became our Executive Vice President, General Counsel and Corporate Secretary on August 28, 2013. In October 2014, the Company entered into an employment agreement with Ms. Hoffman which, among other things, provided for an increase in her base salary.

Annual Cash Bonuses
Our NEOs, other executive officers, and certain key employees of the Company are eligible to participate in our Bonus Incentive Plan, which governs annual cash bonuses. The Bonus Incentive Plan is an "at risk" bonus compensation program designed to foster a performance-orientated culture, where individual performance is aligned with the Company's financial objectives. The Bonus Incentive Plan also recognizes that the success of the Company is promoted by attracting and retaining highly qualified people who perform to the best of their abilities to achieve Company objectives. Our Bonus Incentive Plan provides guidelines for the calculation of annual non-equity, incentive based compensation that is subject to the Compensation Committee's oversight and modification.

Each of our NEOs, except for Ms. Pollack, have employment agreements that provide for annual incentive compensation payable in cash upon the satisfaction of Company and individual performance goals established by the Compensation Committee.

The target incentive compensation for fiscal 2014 for each of our NEOs as a percentage of the NEO’s base salary is set forth below:

Named Executive Officer	Target Incentive Compensation	Percentage of 2014 Base Salary
Martha Stewart	$1,000,000	56%
Daniel W. Dienst	$581,250	75%
Kenneth P. West	$393,750	75%
Allison C. Hoffman	$270,000	60%
Patricia Pollack	$275,000	50%

Performance Goals

In the first quarter of 2014, the Compensation Committee established performance goals based upon Company-wide performance and individual performance weighted as set forth below:
Company-wide performance goals are based upon the achievement of a target level of consolidated income before interest income or expense, taxes, depreciation and amortization, adjusted for impairment, non-cash compensation expenses, restructuring charges and other income (expense) ("Adjusted EBITDA"). Adjusted EBITDA was selected as the performance measure because the Compensation Committee believes Adjusted EBITDA provides an accurate view of the Company's financial performance and allows management to continue to focus on long term growth while controlling expenses.

With respect to Ms. Stewart, any bonus received by Ms. Stewart is 100% based on Company performance, as set forth in her employment agreement.

For fiscal 2014 bonuses, the Compensation Committee determined that individual performance is not always fully recognizable solely in the Company’s financial performance and therefore, for Mr. Dienst, Mr. West and Ms. Hoffman, determined that 25% of any bonus received by each of these individuals would be determined based upon achievement of certain individual performance objectives. The Compensation Committee established performance objectives for Mr. Dienst which were communicated to Mr. Dienst at the beginning of 2014. These performance objectives included development and completion of a strategic plan for growth in our Merchandising segment, developing a strategic plan for the launch of international business in key markets and developing a strategic plan for our Publishing segment to achieve profitability.

With respect to Mr. West and Ms. Hoffman, the Compensation Committee determined Mr. West and Ms. Hoffman would be assessed on their individual contributions to the Company’s profitability and successful execution of the Company’s corporate initiatives in relation to each of Mr. West and Ms. Hoffman’s position and responsibilities, as well as each of Mr. West and Ms. Hoffman’s broader leadership within the organization.

With respect to Ms. Pollack’s bonus, as the head of our Merchandising segment, the Compensation Committee determined that 50% of any bonus received by Ms. Pollack would be based upon Ms. Pollack’s individual performance in obtaining new and maintaining existing Merchandising business, including licensing partnerships both domestically and internationally.

Target Payout Opportunities

In the first quarter of 2014, the Compensation Committee established a target bonus pool representing the amount that would be paid under the Bonus Incentive Plan if the Company achieved certain Adjusted EBITDA target amounts. Specifically, if the Company exceeded $10.0 million in Adjusted EBITDA, any dollar exceeding $10.0 million in Adjusted EBITDA was to be split 50-50 between the Company and eligible employees up to a maximum of $7.5 million. The table below shows the target, minimum and maximum Adjusted EBITDA targets and the corresponding amount that would be funded to the bonus pool upon achievement of those targets.

	Adjusted EBITDA	Bonus Pool Amount	Percent Payout
Minimum	$10.0 million	$0.0 million	0%
Target	$20 million	$5.0 million(1)	100%
Maximum	$25.0 million	$7.5 million	150%
_______________________________________________
(1) The final target bonus pool amount approved by the Compensation Committee was $4.737 million.

Actual Payout

In February 2015, the Compensation Committee reviewed actual results for 2014 with respect to the achievement of Company-wide Adjusted EBITDA targets and individual performance objectives. With respect to Adjusted EBITDA targets, the Company achieved in excess of $16.0 million in Adjusted EBITDA and the Compensation Committee determined to fund the bonus pool at 64% of the target amount.

Based upon achievement of 64% of our Adjusted EBITDA target, and achievement of individual performance, where applicable, our NEOs were paid the following cash bonus amounts:

Named Executive Officer	Target Payout	Actual Payout	Percentage of Target Achieved	Adjusted Percent of Target Achieved
Martha Stewart	$1,000,000	$640,000	64.0%	64.0%
Daniel W. Dienst(1)	$581,250	$351,656	60.5%	102.0%
Kenneth P. West(2)	$393,750	$191,625	48.7%	73.0%
Allison C. Hoffman(3)	$270,000	$213,975	79.3%	79.3%
Patricia Pollack(4)	$275,000	$100,000	36.4%	36.4%
_______________________________________________
(1) Mr. Dienst earned 50% of his target incentive payout for the 25% portion of his target bonus tied to his individual performance. The Compensation Committee also awarded Mr. Dienst 50,000 restricted stock units in 2015 in recognition of his 2014 performance. These restricted stock units fully vest on the first anniversary of the grant date. Taking the value of Mr. Dienst's restricted stock unit grant into consideration, Mr. Dienst achieved approximately 102% of his target.
(2) Mr. West earned 100% of his target incentive payout for the 25% portion of his target bonus tied to his individual performance for a total bonus amount of $287,437. However, pursuant to the terms of his employment agreement, Mr. West received two-thirds of his bonus in cash and one-third of his bonus in restricted stock units, which were awarded in 2015. Therefore, Mr. West received 20,044 restricted stock units. These restricted stock units vest ratably over three years. Taking into account the value of Mr. West's restricted stock unit grant, Mr. West achieved 73% of his target.
(3) Ms. Hoffman earned 125% of her target cash incentive for the 25% of her target bonus tied to her individual performance.
(4) Ms. Pollack earned 9% of her target cash incentive for the 50% of her target bonus tied to her individual performance.

Long Term Incentive Compensation
Long term incentives represent a significant proportion of compensation at the Company and are designed to reward participants the way stockholders are rewarded: through growth in the value of our Class A Common Stock. Our executive officers, including our NEOs, receive either stock options, performance or premium priced stock options, restricted stock units or performance restricted stock units ("PRSUs") or a combination of the four. Regardless of the form of award, the overarching purpose of our long-term incentive grants is to align executives' interests with those of our stockholders, reward employees for enhancing stockholder value and attract and retain our executives.
Long term incentive awards are typically granted annually but the Compensation Committee may award options, performance or premium priced stock options, RSUs or PRSUs at other times during the year to further reward our executives, including our NEOs, or to encourage retention of our executives, including our NEOs. In February 2014, we established an Equity

Committee, consisting of Mr. Dienst, who is authorized to approve grants of restricted stock, RSUs, and stock options pursuant to our Omnibus Stock and Option Compensation Plan in an aggregate amount of up to $100,000 per quarter in connection with the negotiation and execution of employment letters with newly hired employees or employees who are not Section 16 employees receiving a promotion. No single grant made under this delegation can exceed 20,000 stock options or 10,000 RSUs.
All equity awards granted since 2008 have been made pursuant to our Omnibus Stock and Option Compensation Plan. For more information about the equity grants made to our NEOs in 2014, see "Grants of Plan-Based Awards in 2014" and "Summary Compensation Table" below.
Stock Options
Stock options are granted at an exercise price equal to the closing price of our Class A Common Stock on the grant date. We do not issue stock options with accelerated vesting features, except as specified in certain employment agreements.
Although we are required to recognize a charge for the value of an option when granted that might be disproportionate to the value received by the recipient upon exercise, we believe the granting of options is performance based and aligns the interests of recipients with those of stockholders because the recipient only realizes value if our Class A Common Stock appreciates above the grant date price.
Restricted Stock Units
We grant RSUs, which are the right to receive shares of our Class A Common Stock, that are subject to continued employment through the applicable vesting date. RSUs are granted to executive officers, including our NEOs, to serve primarily as a retention mechanism and to award individual performance.
In March 2014, in order to recognize the critical importance of retaining key employees, we granted RSUs to certain key employees, including Ms. Pollack. The RSUs were tailored to vest in equal installments over three years in order to balance the objectives of retaining employees deemed critical to achieving key short-term deliverables with respect to our financial performance and the long-term stability of the organization.
Performance Restricted Stock Units
In the last several years, the Compensation Committee has placed a greater emphasis on granting PRSUs to reinforce the Company's pay for performance approach to compensation. Performance restricted stock units provide the recipient the right to receive shares of our Class A Common Stock if, and only if, our stock price hits certain pre-established stock price targets during any 30 consecutive trading days during a pre-defined performance period, subject to continued employment through the applicable vesting date. We believe performance restricted stock units reward growth in our stock price and align the interests of our executives, including NEOs, with those of our stockholders.
Performance and Premium Priced Options
When considered appropriate, the Compensation Committee has determined to grant stock options that have performance based vesting similar to our PRSUs or that have an exercise price in excess of the fair market value of our Class A Common Stock at the date of grant and that are subject to continued employment through the applicable vesting date. We believe performance options and premium priced options reward growth in our stock price and align the interests of our executives, including NEOs, with those of our stockholders.
2014 Long Term Incentive Grants
In fiscal 2014, each of our NEOs received the following long-term equity grants:

Named Executive Officer	Stock Options	Performance and Premium Priced Options	Restricted Stock Units	Performance Restricted Stock Units
Martha Stewart	—	—	—	—
Daniel W. Dienst	—	—	—	—
Kenneth P. West(1)	—	100,000(2)	—	120,000(3)
Allison C. Hoffman(4)	—	40,000	—	20,000
Patricia Pollack	—	—	9,765	—
_______________________________________________

(1) In September 2014, the three year performance period for Mr. West's previously granted performance-based options and PRSUs expired. Given that the performance targets for Mr. West's performance options and PRSUs were not satisfied upon expiration of the performance period, these performance options and PRSUs were forfeited pursuant to their terms. In connection with the amendment of Mr. West's employment agreement, Mr. West was granted 100,000 performance options and 120,000 PRSUs with a performance period reflecting Mr. West's extended employment term.
(2) With respect to the performance options, 25,000 of the performance options have an exercise price of $6 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6 during any 30 consecutive trading days during the period from September 7, 2014 through September 7, 2017 (the "Performance Period"). Three additional tranches of 25,000 options each have exercise prices of $8, $10 and $12, respectively, and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8, $10 and $12, respectively, during any 30 consecutive trading days during the Performance Period.
(3) With respect to the PRSUs, 30,000 of these PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $5 during any 30 consecutive trading days during the Performance Period. 30,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6 during any 30 consecutive trading days during the Performance Period. Four additional tranches of 15,000 PRSUs each will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8, $10, $12 and $14, respectively, during any 30 consecutive trading days during the Performance Period.
(4) In connection with entering into her employment agreement in October 2014, Ms. Hoffman was granted 40,000 performance options and 20,000 PRSUs. With respect to the performance options, 10,000 of these performance options have an exercise price of $5 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $5 during any 30 consecutive trading days during the period beginning on September 2, 2014 and ending September 2, 2017 (the "AH Performance Period"). Three additional tranches of 10,000 performance options have exercise prices of $6, $8 and $10, respectively, and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6, $8 an $10, respectively, during any 30 consecutive trading days during the AH Performance Period. With respect to the PRSUs, 10,000 of these PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8 during any 30 consecutive trading days during the AH Performance Period. 10,000 of these PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $10 during any 30 consecutive trading days during the AH Performance Period.
On March 20 2015, the trailing average closing price of the Company's Class A Common Stock during a 30 consecutive trading day period was greater than $5. Therefore, Mr. West vested in 30,000 PRSUs and Ms. Hoffman vested in 10,000 performance options. On April 15, 2015, the trailing average closing price of the Company's Class A Common Stock during a 30 consecutive trading day period was equal to $6. Therefore, Mr. Dienst vested in 200,000 PRSUs, Mr. West vested in 30,000 PRSUs and 25,000 performance options, and Ms. Hoffman vested in 20,000 PRSUs and 10,000 performance options.

Perquisites and Personal Benefits

We do not typically provide perquisites to our NEOs other than Ms. Stewart. As is noted above, because of her role as a performer, her responsibilities promoting the Martha Stewart brand and her personal appearances and other on-air responsibilities for the benefit of our merchandising and advertising partners, we pay for a number of expenses for Ms. Stewart that are characterized as perquisites. As is described above, we have also entered into a contractual arrangement with Ms. Stewart to use properties that she beneficially owns to promote the Martha Stewart brand, including through creative initiatives produced by the Company, such as various television programs and photo shoots for our merchandising partners and Martha Stewart branded publications. For more information on these benefits, payments and expenses, see the "Summary Compensation Table" and “Certain Relationships and Related Transactions, and Director Independence–Transactions with Martha Stewart” below.
Ms. Stewart and the other NEOs are eligible to participate in the Company’s 401(k) plan on the same terms as other eligible management-level employees, which includes receiving Company matching contributions. Named executive officers (and some other senior executives) are also entitled to enhanced excess liability coverage. Additional information regarding payments made to our NEOs can be found in the "All Other Compensation" column of the "Summary Compensation Table" below.
Section 3 - Other Compensation Information
The prior two sections of this CD&A were intended to describe how we think about compensation and how that affects our pay practices. Other compensation related details that may be important to our investors are described below.

Risk Considerations
The Compensation Committee has reviewed our compensation policies and practices and has determined that our compensation policies and practices do not encourage risk-taking or create risks that are reasonably likely to have a material adverse effect on the Company. Factors considered in making this determination included:

(1)
that our compensation mix for employees, including executives, recognizes that while long-term success is key, annual business and individual performance and adequate fixed compensation are also essential;

(2)	that target annual cash incentives are based on Adjusted EBITDA targets and on individual contributions;

(3)	that annual cash incentive bonuses of NEOs are capped at a maximum of 150% of the target bonus opportunity and that no such target bonus may exceed 100% of base salary;

(4)
that equity and equity-based awards have a retentive element and typically vest ratably over a three- or four-year period in the case of stock options and over a two-, three- or four-year period in the case of RSUs; and that a high percentage of equity awards are based on performance criteria;

(5)	that executives are subject to stock ownership guidelines, linking executives with the long-term interests of stockholders; and

(6)
that we have internal controls over financial reporting, and the measurement and calculation of compensation goals, and other financial, operational, and compliance policies and practices are designed to keep our compensation programs from being susceptible to manipulation by any employee, including our NEOs.

Timing of Equity Award Grants
Pursuant to a policy adopted by the Compensation Committee in 2008, the effective grant date for all equity awards to employees (including NEOs) determined during the course of any calendar month is the first business day following the calendar month in which the grant is approved by the Compensation Committee or Equity Committee, as applicable, unless otherwise specified by our Board of Directors or the Compensation Committee. All equity awards are issued and priced based on the closing price of our Class A Common Stock on that first business day of the month.

Stock Ownership Requirements
To align our executive officers' interests with those of our stockholders, the Board has instituted stock ownership requirements under our Corporate Governance Guidelines. Under our employee stock ownership/retention guidelines, each executive officer must attain and retain the following ownership requirements within a five-year period from becoming an executive officer. The targets apply to shares owned outright.

Chief or Principal Executive Officer:	60,000 shares
All other executive officers:	20,000 shares
Officers who do not meet the ownership test are required to hold 75% of their vested shares (net of shares withheld for tax obligations) until such time as the applicable target is achieved. This requirement does not, however, apply to shares granted as part of a bonus payment.
Currently, all of our executive officers are either in compliance with our stock ownership requirements or are within the five-year period to attain and retain the requisite shares.

Transactions in Company Securities
Our policy on securities law compliance prohibits our directors, officers or employees from investing in derivatives of our securities, including trading in puts, calls and options, or other similar hedging activities related to our Common Stock without the prior approval of our Board. We also have an insider trading policy in place that prohibits our employees from trading in MSO shares during certain prescribed blackout periods.
We also allow our directors and executive officers to adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. In 2014, Ms. Stewart entered into a 10b5-1 plan that provided for periodic sales as part of investment diversification and estate planning purposes. Sales made pursuant to this plan were completed in February 2015.

Separation Arrangements
In line with our efforts to attract and retain executives with creative skill and managerial excellence, we have entered into employment agreements with Ms. Stewart, Mr. Dienst, Mr. West and Ms. Hoffman that provide for severance payments in connection with certain termination events. In October 2014, in connection with her employment agreement, we amended and restated the terms of Ms. Hoffman's previously granted options, RSUs and PRSUs to align the treatment of those equity awards upon termination with the terms of her employment agreement. See "Employment Agreements and Compensatory Arrangements" and “Potential Payments Upon Termination or Change in Control” for further information on the treatment of these equity awards in the event of Ms. Hoffman's termination.
Ms. Pollack does not have an employment agreement, but in accordance with the Company’s severance policy, as of April 23, 2015, Ms. Pollack was entitled to 25 weeks of base salary in the event of termination without cause.
Further, consistent with best practices, none of our NEOs are entitled to excise tax gross-up payments. Mr. Dienst and Ms. Hoffman's employment agreements provide for a “best net” approach, whereby a "change in control" payment is limited to the threshold amount under Section 280G of the Code if the net benefit to Mr. Dienst or Ms. Hoffman, as applicable, would otherwise be greater than if Mr. Dienst or Ms. Hoffman received the full value of the "change in control" payment and and he or she paid the excise tax.
These separation arrangements are described below under "Employment Agreements and Compensatory Arrangements" and “Potential Payments Upon Termination or Change in Control.”

Tax Considerations
The Compensation Committee also oversees compliance with Internal Revenue Code Section 162(m), which generally disallows a tax deduction to public companies for compensation over $1 million paid to certain NEOs, subject to certain exceptions. The Compensation Committee believes, however, that in certain circumstances, factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and our stockholders. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible and reserves the right to do so in the future, when appropriate. The Company also takes into account the requirements of Section 409A of the Internal Revenue Code in structuring its compensation programs, as well as considering the effect of Section 280G (as described above). In granting long-term equity based awards, the Company also takes into account the accounting consequences associated with such awards.

EMPLOYMENT AGREEMENTS AND COMPENSATORY ARRANGEMENTS

The material terms of the employment agreements and compensatory arrangements with our NEOs are set forth below.

Martha Stewart
Ms. Stewart is employed as our Founder and Chief Creative Officer pursuant to an amended and restated employment agreement dated April 1, 2009, which was subsequently amended on July 9, 2012 and further amended on July 2, 2013 (the "July 2013 Amendment"). Ms. Stewart's employment agreement, as amended, generally provides for the following key terms:

•	a term continuing through June 30, 2017;

•	annual talent compensation of $2,000,000, which pursuant to the July 2013 Amendment was reduced to $1,800,000;

•
an annual cash bonus opportunity, with a target award equal to $1,000,000 (the "Target Amount") (with a maximum cash bonus opportunity equal to 150% of her Target Amount), based on the achievement of goals established by the Compensation Committee for each calendar year;

•
if Ms. Stewart serves as on-air talent on shows other than The Martha Stewart Show produced after April 1, 2012 and such new programming requires her services as a performer in excess of the commitment previously required for The Martha Stewart Show, she is entitled to additional compensation to be determined by mutual agreement of Ms. Stewart and the Board (or if they cannot agree, by an independent expert), as well as 10% of the adjusted gross revenues (as defined in the agreement) associated with re-runs of such shows;

•
reimbursement of certain expenses, including those related to business travel and entertainment, automobiles, wellness and beauty and personal security, as set forth in a founder expense policy, which was amended effective January 1, 2014, to allow for a non-accountable expense allowance to Ms. Stewart of $30,000 per year in lieu of individual expense reimbursement in several categories; and

•	participation in employee benefit plans, policies, programs and arrangements provided generally to similarly situated employees of the Company.
If the Company terminates Ms. Stewart’s employment without "cause" or she terminates her employment for "good reason," she would be entitled to a lump-sum payment equal to the sum of: (a) talent compensation and accrued vacation pay through the date of termination, (b) $3,000,000, and (c) the higher of (1) $5,000,000 or (2) three times the highest annual bonus paid with respect to any fiscal year beginning during the term of the agreement. In such cases, the Company must also continue to provide Ms. Stewart, for the greater of the remaining term of the agreement or three years following the date of termination, the same medical, hospitalization, dental and life insurance programs to which she was otherwise entitled under the agreement. Upon a termination by the Company without "cause" or her termination for "good reason", the Company would also be required to continue to provide Ms. Stewart with the use of automobiles and drivers and to provide her offices and assistants for three years.
The agreement contains customary confidentiality, non-competition, non-solicitation, non-disparagement and indemnification provisions. Under the agreement, Ms. Stewart cannot compete with the Company or solicit its employees during her term of employment. In addition, if Ms. Stewart’s employment is terminated by the Company for "cause" or by Ms. Stewart without "good reason", the non-competition and non-solicitation restrictions continue for 12 months after the termination of employment. The non-disparagement provisions, which preclude both the Company and Ms. Stewart from making disparaging or derogatory statements about the other in communications that are public or that may be reasonably expected to be publicly disseminated to the press or the media, apply during her term of employment and for two years thereafter in all events.
Daniel W. Dienst
Mr. Dienst is employed as our Chief Executive Officer pursuant to an employment agreement dated October 28, 2013. Mr. Dienst's employment agreement generally provides for the following key terms:

•
three year term, commencing on October 28, 2013 and ending on December 31, 2016, with automatic one-year renewals thereafter unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the term;

•	an annual base salary of $775,000, subject to increase (but not decrease) at the discretion of the Compensation Committee;

•
commencing January 1, 2014, an annual cash bonus opportunity, with a target award equal to 75% of his base salary (with a maximum cash bonus opportunity equal to 150% of his base salary), based on the achievement of goals established by the Compensation Committee for each calendar year; and

•
participation in employee benefit plans, policies, programs and arrangements provided generally to similarly situated employees of the Company and reimbursement of all reasonable business expenses in accordance with Company policies relating to such expenses.

If the Company terminates Mr. Dienst without “cause” or he resigns for “good reason,” subject to his execution of a mutually satisfactory release and compliance with the covenants described below, Mr. Dienst will be entitled to any earned but unpaid portion of his base salary and the following: (1) twelve months’ base salary paid in the form of salary continuation commencing within 60 days of termination (or in the form of a cash lump sum payment payable within two and a half months after termination if Mr. Dienst is terminated after a “change of control”); (2) a pro-rated bonus (so long as his targets have been met and bonuses are paid generally to similarly situated executives); (3) accelerated vesting of any outstanding unvested RSUs; (4) accelerated vesting of any outstanding unvested options (with no change in the strike price of such options); (5) an extension of the period to exercise any options (to the extent otherwise exercisable) for 18 months following his termination; (6) an extension of the period to satisfy the performance conditions associated with Mr. Dienst’s PRSUs for 18 months following his termination; and (7) payment of COBRA health insurance premiums for up to 12 months following termination (unless earlier eligible to receive subsequent employer-provided coverage).
If the Company does not renew the Employment Agreement upon expiration of its term, Mr. Dienst will be entitled to an extension of the period to satisfy the performance conditions associated with his PRSUs for 12 months following his termination and an extension of the period to exercise any options (to the extent otherwise exercisable) for 12 months following his termination.
Mr. Dienst's employment agreement contains customary confidentiality, non-competition, non-solicitation, non-disparagement and indemnification provisions. Under the agreement, Mr. Dienst cannot compete with the Company for a 12 month period after termination. The non-solicitation covenant also extends for 12 months after termination.
Kenneth P. West
Mr. West is employed as our Chief Financial Officer pursuant to an employment agreement dated September 6, 2011, which was subsequently amended on September 7, 2014. Mr. West's employment agreement, as amended, generally provides for the following key terms:

•	a term continuing through September 7, 2017;

•
an annual base salary of $450,000, subject to increase (but not decrease) at the discretion of the Compensation Committee, which was increased to $500,000 effective February 2013 and effective January 1, 2014 was increased to $525,000;

•
commencing on January 1, 2012, an annual cash bonus opportunity, with a target award equal to 75% of his base salary (the "Target Amount") (with a maximum cash bonus opportunity equal to 150% of the Target Amount), based on the achievement of goals established by the Compensation Committee for each calendar year, wtih such bonuses to be paid 67% in cash and 33% in equity; and

•
participation in employee benefit plans, policies, programs and arrangements provided generally to similarly situated employees of the Company and reimbursement of all reasonable business expenses in accordance with Company policies relating to such expenses.

If the Company terminates Mr. West without “cause” or he resigns for “good reason,” subject to his execution of a mutually satisfactory release and compliance with the covenants described below, Mr. West will be entitled to any earned but unpaid portion of his base salary and the following: (1) twelve months’ base salary paid in the form of salary continuation commencing within two and a half months of separation of service; (2) a pro-rated bonus for the cash portion of his bonus (so long as his targets have been met and bonuses are paid generally to similarly situated executives); (3) accelerated vesting of any outstanding unvested RSUs that would have otherwise vested within 12 months of the date of termination or within 24 months after a "change of control", as applicable, (unless otherwise provided for in an RSU agreement); (4) accelerated vesting of any outstanding unvested options that would have otherwise vested within twelve months of the date of termination or within 24 months after a "change of control", as applicable, (unless otherwise provided for in an option agreement); (5) if termination occurs after a "change in control", an extension of the period to satisfy the performance conditions associated with Mr. West's PRSUs and performance options for 12 months following his termination and (6) continued medical coverage at active employee rates until the earliest of (x) 12 months following termination, (y) the end of his employment term, or (z) the date he is eligible to receive subsequent employer-provided coverage.
The agreement contains customary confidentiality, non-competition, non-solicitation, non-disparagement and indemnification provisions. Under the agreement, Mr. West cannot compete with the Company for a 12 month period after termination. The non-solicitation covenant also extends for 12 months after termination.
Allison C. Hoffman
On October 16, 2014, the Company entered into an employment agreement with Ms. Hoffman in connection with her employment as Executive Vice President, General Counsel and Corporate Secretary of the Company. Ms. Hoffman's employment agreement generally provides for the following key terms:

•	three year term, commencing on October 16, 2014 and ending on October 16, 2017;

•	an annual base salary of $450,000, subject to increase (but not decrease) at the discretion of the Compensation Committee;

•
commencing January 1, 2014, an annual cash bonus opportunity, with a target award equal to 60% of her base salary (with a maximum cash bonus opportunity equal to 150% of her base salary), based on the achievement of financial goals established by the Compensation Committee for each calendar year and other non-financial goals established by the Chief Executive Officer and approved by the Compensation Committee after reasonable consultation with Ms. Hoffman; and

•
participation in employee benefit plans, policies, programs and arrangements provided generally to similarly situated employees of the Company and reimbursement of all reasonable business expenses in accordance with Company policies relating to such expenses.

If the Company terminates Ms. Hoffman without “cause” or she resigns for “good reason,” each prior to or after a "change in control" subject to her execution of a mutually satisfactory release and compliance with the covenants described below, Ms. Hoffman will be entitled to any earned but unpaid portion of her base salary and the following: (1) twelve months’ base salary paid in the form of salary continuation commencing within 60 days of termination (or in the form of a cash lump sum payment payable within two and a half months after termination if Ms. Hoffman is terminated after a “change of control”); (2) a pro-rated bonus (so long as her targets have been met and bonuses are paid generally to similarly situated executives); (3) accelerated vesting of any outstanding unvested RSUs that would have otherwise vested within 12 months of the date of termination; (4) accelerated vesting of any outstanding unvested options that would have otherwise vested within twelve months of the date of termination; (5) an extension of the period to satisfy the performance conditions associated with Ms. Hoffman’s PRSUs for 12 months following her termination; (6) an extension of the period to satisfy the performance conditions associated with Ms. Hoffman’s performance options for 12 months following her termination; and (7) continued medical coverage at active employee rates until the earliest of (x) 12 months following termination, (y) the end of her employment term, or (z) the date she is eligible to receive subsequent employer-provided coverage.
Ms. Hoffman's employment agreement contains customary confidentiality, non-competition, non-solicitation, non-disparagement and indemnification provisions. Under the agreement, Ms. Hoffman cannot compete with the Company for a 12 month period after termination. The non-solicitation covenant also extends for 12 months after termination.
Patricia Pollack
Ms. Pollack is employed as Senior Executive Vice President - Merchandising as an at-will employee pursuant to an offer letter dated August 5, 2008. Ms. Pollack's employment agreement generally provides for the following key terms:

•	an initial base salary of $350,000, which base salary was increased in June 2011 pursuant to a promotion to $550,000;

•	an annual cash bonus opportunity, with a target award equal to 50% of her base salary to be determined in accordance with the annual incentive plan; and

•
participation in employee benefit plans, policies, programs and arrangements provided generally to similarly situated employees of the Company and reimbursement of all reasonable business expenses in accordance with Company policies relating to such expenses.

See "Separation Arrangements" above for a description of Ms. Pollack's entitlement to severance.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.
Members of the Compensation Committee
William Roskin (Chairperson)
Pierre deVillemejane
Arlen Kantarian
The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table and the accompanying tables show the compensation of Daniel W. Dienst, who is our Chief Executive Officer and served in that capacity during all of 2014, Kenneth P. West, who is our Chief Financial Officer and served in that capacity during all of 2014, and Martha Stewart, Allison C. Hoffman and Patricia Pollack, who were our three highest compensated other executive officers serving in that capacity on the last day of 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Daniel W. Dienst Chief Executive Officer	2014	775,000	—	—	—	351,656(4)	2,339(5)	1,128,995
	2013	120,160	—	1,474,000	780,066	—	125	2,374,351
Kenneth P. West Chief Financial Officer	2014	523,846	—	293,850	140,500	191,625(6)	11,651(7)	1,161,472
	2013	490,769	—	224,900	106,553	—	9,972	832,195
	2012	450,000	—	—	—	—	8,742	458,742
Martha Stewart Founder/Chief Creative Officer	2014	1,800,000	—	—	—	640,000	2,851,918(8)	5,291,918
	2013	1,907,692	—	—	—	—	2,886,586	4,794,278
	2012	2,000,000	—	—	—	—	3,460,406	5,460,406
Allison C. Hoffman Executive Vice President, General Counsel and Corporate Secretary	2014	418,462	—	40,000	66,600	213,975	9,869(9)	748,906
Patricia Pollack Senior Executive Vice President, Merchandising	2014	550,000	—	49,997	—	100,000	11,316(10)	711,313
	2013	550,000	—	25,000	—	—	11,378	586,378
	2012	550,000	—	—	—	—	10,174	560,174

(1)
Amounts represent the aggregate grant date fair value of stock awards as computed in accordance with FASB ASC Topic 718. For the assumptions used to determine the grant date fair value, see Note 10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please also refer to the Grants of Plan-Based Awards in 2014 table for information on stock awards made in 2014. These amounts do not necessarily represent the actual value that may be realized by the NEOs.

(2)
Amounts represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. For the assumptions used to determine the grant date fair value, see Note 10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please also refer to the Grants of Plan-Based Awards in 2014 table for information on option awards made in 2014. These amounts do not represent the actual value that may be realized by the NEOs.

(3)
Amounts shown in the non-equity incentive plan compensation column represent performance-based bonuses earned under the Bonus Incentive Plan for performance during 2014, but actually paid in 2015. For further information regarding our Bonus Incentive Plan, see "Compensation Discussion and Analysis - Section 2 - Elements of 2014 Compensation - Annual Cash Bonuses."

(4)In recognition of his performance in 2014, Mr. Dienst also received 50,000 restricted stock units which were granted in March 2015 and which fully vest on the first anniversary of the grant date. The grant date fair value of this grant will be included in the stock awards column for the year in which it was granted, rather than for the year it was earned. The following summarizes Mr. Dienst's restricted stock unit grant:

Year Earned	Year Granted	Number of Restricted Stock Units (#)	Value of Restricted Stock Units Granted ($)	Date Fully Vested
2014	2015	50,000	239,000	March 3, 2016

(5)	Mr. Dienst's other compensation consists of imputed income with respect to term life insurance coverage and excess liability insurance premiums.

(6)Pursuant to his employment agreement, Mr. West received one-third of his bonus for 2014 in restricted stock units instead of cash. These restricted stock units were granted in March 2015 and vest ratably over three years. The grant date fair values will be included in the stock awards column for the year in which they were granted, rather than for the year they were earned. The following table summarizes Mr. West's incentive bonus payment paid out in restricted stock units:

Year Earned	Year Granted	Number of Restricted Stock Units (#)	Value of Restricted Stock Units Granted ($)	Date Fully Vested
2014	2015	20,044	95,812	March 3, 2018

(7)	Mr. West’s other compensation consists of a matching contribution to the 401(k) plan and imputed income with respect to term life insurance coverage and excess liability insurance premiums.

(8)
Ms. Stewart’s 2014 other compensation of $2,851,918 consists of (i) $1,723,832 in expenses incurred in connection with the Intangible Asset License Agreement, which allows for our use of certain intangible assets related to Ms. Stewart and the use of various real properties owned by Ms. Stewart; (ii) $616,229 for security services; (iii) $68,767 for the portion of personnel costs for individuals performing work for Ms. Stewart for which we were not reimbursed; (iv) $127,955 for the cost of drivers for non-business usage; (v) $12,653 for imputed income with respect to term life insurance coverage and excess liability insurance premiums; (vi) $134,003 for expenses related to personal fitness, wellness, beauty and wardrobe provided in her capacity as on-air and in-person talent; (vii) $81,280 for utilities and telecommunication services; (viii) $51,000 for reimbursement of certain legal fees; and (ix) $30,000 representing Ms. Stewart's yearly non-accountable expense allowance for certain expenses that were not delineated in the original Founder Expense Policy, such as media purchases and satellite and cable television services. In addition, certain vendor, advertiser and merchandising partners supplied samples and products to Ms. Stewart at no incremental cost to the Company. These expenses are paid and benefits are provided in accordance with her Employment Agreement with the Company, as amended. That agreement provides that Ms. Stewart is entitled to reimbursement for all business, travel, entertainment, security and communications expenses incurred (i) prior to July 1, 2013 on a basis no less favorable than in effect immediately prior to April 1, 2009 and (ii) after July 1, 2013 in accordance with a founder expense policy, which was amended effective January 1, 2014 to allow for a non-accountable expense allowance for certain expenses incurred in the course of business. For further information regarding these payments, see "Compensation Discussion and Analysis - Section 1 - Executive Summary - Setting Ms. Stewart's Compensation." For further information regarding the Intangible Asset License Agreement, see “Item 13. Certain Relationships and Related Person Transactions - Transactions with Martha Stewart.”

(9)	Ms. Hoffman's other compensation consists of a matching contribution to the 401(k) plan and imputed income with respect to term life insurance coverage and excess liability insurance premiums.

(10)	Ms. Pollack’s other compensation consists of a matching contribution to the 401(k) plan, imputed income with respect to term life insurance coverage and excess liability insurance premiums.

GRANTS OF PLAN-BASED AWARDS IN 2014

Name and Type of Award			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option(2)
	Grant Date	Approval Date(3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Awards ($)
Daniel W. Dienst	n/a	n/a		581,250	871,875
Kenneth P. West	n/a	n/a		375,000(1)	562,500(1)
PRSUs(4)	9/7/2014	7/31/2014					30,000					107,700
PRSUs(4)	9/7/2014	7/31/2014					30,000					92,700
PRSUs(4)	9/7/2014	7/31/2014					15,000					34,050
PRSUs(4)	9/7/2014	7/31/2014					15,000					25,500
PRSUs(4)	9/7/2014	7/31/2014					15,000					19,200
PRSUs(4)	9/7/2014	7/31/2014					15,000					14,700
Performance Options(5)	9/7/2014	7/31/2014					25,000				6.00	46,500
Performance Options(5)	9/7/2014	7/31/2014					25,000				8.00	37,750
Performance Options(5)	9/7/2014	7/31/2014					25,000				10.00	31,000
Performance Options(5)	9/7/2014	7/31/2014					25,000				12.00	25,250
Martha Stewart	n/a	n/a		1,000,000	1,500,000
Allison C. Hoffman	n/a	n/a		270,000	405,000
PRSUs(6)	9/2/2014	8/26/2014					10,000					22,900
PRSUs(6)	9/2/2014	8/26/2014					10,000					17,100
Performance Options(7)	9/2/2014	8/26/2014					10,000				5.00	20,700
Performance Options(7)	9/2/2014	8/26/2014					10,000				6.00	18,500
Performance Options(7)	9/2/2014	8/26/2014					10,000				8.00	15,000
Performance Options(7)	9/2/2014	8/26/2014					10,000				10.00	12,400
Patricia Pollack	n/a	n/a		275,000	412,500
RSUs(8)	3/3/2014	2/13/2014							9,765			49,997

(1)
Amounts represent target amounts payable to each NEO in 2014. For each of our NEOs, aside from Ms. Pollack, the target and maximum bonus amounts are provided in accordance with the terms of their employment agreements. In the case of Ms. Stewart, her target bonus opportunity is $1,000,000; with a maximum opportunity of 150% of her target. In the case of Messrs. Dienst and West, such target bonus is 75% of the officer’s base salary (the "Target Amount"), with a maximum opportunity equal to 150% of the Target Amount. In the case of Mr. West, pursuant to his employment agreement, 67% of his bonus is payable in cash and 33% is payable in stock options and/or RSUs which vest ratably over a three year period and are paid out based on the closing price of our Class A Common Stock on the date of issuance. With respect to Ms. Hoffman, her target bonus is 60% of her base salary, with a maximum amount of 150% of her target amount. With respect to Ms. Pollack and pursuant to her offer letter, her target bonus opportunity is 50% of her base salary.

For 2014, criteria to receive a bonus included achieving enumerated Adjusted EBITDA measures, as previously described in "Compensation Discussion and Analysis - Section 2 - Elements of 2014 Compensation - Annual Cash Bonuses," as well as achievement of individual performance criteria set for each of our NEOs other than Ms. Stewart. The maximum 2014 Bonus Incentive Plan pool was $7.5 million for our NEOs and executive officers, collectively. Actual payout amounts to our NEOs under our Bonus Incentive Plan for 2014 are included in the Non-Equity Incentive Plan Compensation column and related footnotes of the Summary Compensation Table.

(2)
Amounts represent the aggregate grant date fair value of stock awards as computed in accordance with FASB ASC Topic 718. For the assumptions used to determine the grant date fair value, see Note 10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Performance RSUs and performance options are valued using the Monte Carlo Simulation method which takes into account assumptions such as volatility of our Class A Common Stock, the risk-free interest rate based on the contractual term of the award, the expected dividend yield, the vesting schedule, and the probability that the market conditions of the award will be achieved.

(3)
In accordance with our policy on the timing of equity award grants, unless otherwise specified by our Board of Directors or the Compensation Committee, the effective grant date for all equity awards determined during the course of any calendar month is the first business day following the calendar month in which the grant is approved by our Compensation Committee or Equity Committee, as applicable.

(4)
Represents a grant of PRSUs made to Mr. West in connection with the amendment of his employment agreement to extend the term of his employment as our Chief Financial Officer: 30,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $5 during any 30 consecutive trading days during the period beginning on September 7, 2014 and ending on September 6, 2017, or if Mr. West is terminated by the Company without Cause or for Good Reason after a Change in Control (each as defined in Mr. West's employment agreement) prior to September 6, 2017, during the 12 months following his termination by the Company (the "Performance Period"). 30,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6 during any 30 consecutive trading days during the Performance Period. 15,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8 during any 30 consecutive trading days during the Performance Period. 15,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $10 during any 30 consecutive trading days during the Performance Period. 15,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $12 during any 30 consecutive trading days during the Performance Period. 15,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $14 during any 30 consecutive trading days during the Performance Period.

(5)
Represents a grant of performance options made to Mr. West in connection with the amendment of his employment agreement to extend the term of his employment as our Chief Financial Officer: 25,000 of the performance options have an exercise price of $6 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6 during any 30 consecutive trading days during the Performance Period. 25,000 of the performance options have an exercise price of $8 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8 during any 30 consecutive trading days during the Performance Period. 25,000 of the performance options have an exercise price of $10 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $10 during any 30 consecutive trading days during the Performance Period. 25,000 of the performance options have an exercise price of $12 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $12 during any 30 consecutive trading days of the Performance Period.

(6)
Represents a grant of PRSUs made to Ms. Hoffman in connection with her employment agreement: 10,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6 during any 30 consecutive trading days during the period beginning on September 2, 2014 and ending on September 2, 2017, or if Ms. Hoffman is terminated by the Company without Cause or for Good Reason after a Change in Control (each as defined in Ms. Hoffman's employment agreement) prior to September 2, 2017, during the 12 months following her termination by the Company (the "AH Performance Period"). 10,000 of the PRSUs will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8 during any 30 consecutive trading days during the AH Performance Period.

(7)
Represents a grant of performance options made to Ms. Hoffman in connection with her employment agreement: 10,000 of the performance options have an exercise price of $5 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $5 during any 30 consecutive trading days during the AH Performance Period. 10,000 of the performance options have an exercise price of $6 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $6 during any 30 consecutive trading days during the AH Performance Period. 10,000 of the performance options have an exercise price of $8 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $8 during any 30 consecutive trading days during the AH Performance Period. 10,000 of the performance options have an exercise price of $10 and will vest if and only if the trailing average closing price of the Company's Class A Common Stock is at least $10 during any 30 consecutive trading days during the AH Performance Period.

(8)	These restricted stock units will vest ratably on each of March 3, 2015, March 3, 2016 and March 3, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014

		Option Awards (1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Daniel W. Dienst	10/28/2013	83,333(3)	166,667(3)		2.75	10/27/2023
	10/28/2013	83,333(3)	166,667(3)		3.00	10/27/2023
	10/28/2013	83,333(3)	166,667(3)		4.00	10/27/2023
	10/28/2013	83,333(3)	166,667(3)		5.00	10/27/2023
	10/28/2013						266,667(4)	1,149,335
	10/28/2013								800,000(5)	3,448,000
Kenneth P. West	9/6/2011	50,000(6)	25,000(6)		3.08	9/5/2021
	9/6/2011						16,666(7)	71,830
	3/1/2013	25,000(8)	25,000(8)		2.48	2/28/2023
	3/1/2013						10,000(9)	43,100
	12/16/2013	10,000(10)	20,000(10)		3.92	12/15/2023
	12/16/2013						30,000(11)	129,300
	9/7/2014			25,000(12)	6.00	9/6/2024
	9/7/2014			25,000(12)	8.00	9/6/2024
	9/7/2014			25,000(12)	10.00	9/6/2024
	9/7/2014			25,000(12)	12.00	9/6/2024
	9/7/2014								120,000(13)	517,200
Martha Stewart	3/3/2008	750,000(14)			7.04	3/2/2015
	3/2/2009	850,000			1.96	2/28/2019
	3/1/2010	300,000			5.48	2/28/2020
	3/1/2011	150,000			3.95	2/28/2021
Allison C. Hoffman	10/1/2013	20,000(15)	40,000(15)		2.32	6/30/2023
	10/1/2013						20,000(16)	86,200
	10/1/2013								60,000(17)	258,600
	9/2/2014			10,000(18)	5.00	9/1/2024
	9/2/2014			10,000(18)	6.00	9/1/2024
	9/2/2014			10,000(18)	8.00	9/1/2024
	9/2/2014			10,000(18)	10.00	9/1/2024
	9/2/2014								20,000(19)	86,200
Patricia Pollack	3/2/2009	37,500			1.96	2/28/2019
	3/1/2010	15,000			5.48	2/28/2020
	3/1/2011	20,000			3.95	2/28/2021
	3/3/2014						9,765(20)	42,087

(1)
All options were issued under our Omnibus Stock and Option Compensation Plan (the "Stock Plan"), with the exception of Ms. Stewart’s 750,000 options, which were issued from the Martha Stewart Living Omnimedia, Inc. 1999 Amended and Restated Stock Compensation Plan (the “Prior Plan”). Options are granted at an exercise price equal to the fair market value on the date of grant. Under the Stock Plan, fair market value is defined as the closing price of Class A Common Stock on the date of grant. Under the Prior Plan, fair market value is defined as the closing price of Class A Common Stock on the last business day before the grant.

(2)	Market value is based on the $4.31 closing market price of the Class A Common Stock on December 31, 2014, the last day of fiscal 2014.

(3)	83,333 of these options vested on December 31, 2014. 83,333 of these options will vest on December 31, 2015 and 83,334 of these options will vest on December 31, 2016.

(4)	133,333 of these RSUs vested on December 31, 2014. 133,333 of these RSUs will vest on December 31, 2015 and 133,334 of these RSUs will vest on December 31, 2016.

(5)
200,000 of these PRSUs will vest if and only if the trailing average closing price of the Class A common stock (the "Common Stock") during any 30 consecutive trading days during period beginning October 28, 2013 and ending on December 31, 2016, or if Mr. Dienst is terminated by the Company without Cause or for Good Reason (each as defined in Mr. Dienst's employment agreement) prior to December 31, 2016, during the 18 months following his termination by the Company (the "Dienst Performance Period") has been at least $6; as to an additional 200,000 of the shares at such time as the trailing average closing price of the Common Stock during any 30 consecutive trading days during the Dienst Performance Period has been at least $8; as to an additional 200,000 of the shares at such time as the trailing average closing price of the Common Stock during any 30 consecutive trading days during the Dienst Performance Period has been at least $10; and as to the final 200,000 of the shares at such time as the trailing average closing price of the Common Stock during any 30 consecutive trading days during the Dienst Performance Period has been at least $12.

(6)	25,000 of these options vested on each of September 6, 2013 and September 6, 2014. The remaining 25,000 options will vest on September 6, 2015.

(7)	The unvested portion of this grant will vest on September 6, 2015.

(8)	25,000 of these options vested on March 1, 2014. The remaining 25,000 options vested on March 1, 2015.

(9)	The unvested portion of this grant vested on March 1, 2015.

(10)	10,000 of these options vested on December 16, 2014. The remaining 20,000 options will vest in equal installments on each of December 16, 2015 and December 16, 2016.

(11)	100% of these RSUs will vest on September 6, 2015.

(12)
Represents a grant of performance options made to Mr. West in connection with the amendment of his employment agreement to extend the term of his employment as our Chief Financial Officer. 25,000 of the performance options have an exercise price of $6 and will vest if and only if the trailing average closing price of the Common Stock is at least $6 during any 30 consecutive trading days during the period beginning on September 7, 2014 and ending on September 6, 2017, or if Mr. West is terminated by the Company without Cause or for Good Reason after a Change in Control (each as defined in Mr. West's employment agreement) prior to September 6, 2017, during the 12 months following his termination by the Company (the "West Performance Period"). 25,000 of the performance options have an exercise price of $8 and will vest if and only if the trailing average closing price of the Common Stock is at least $8 during any 30 consecutive trading days during the West Performance Period. 25,000 of the performance options have an exercise price of $10 and will vest if and only if the trailing average closing price of the Common Stock is at least $10 during any 30 consecutive trading days during the West Performance Period. 25,000 of the performance options have an exercise price of $12 and will vest if and only if the trailing average closing price of the Common Stock is at least $12 during any 30 consecutive trading days of the West Performance Period.

(13)
Represents a grant of PRSUs made to Mr. West in connection with the amendment of his employment agreement to extend the term of his employment as our Chief Financial Officer. 30,000 of the PRSUs will vest if and only if the trailing average closing price of the Common Stock is at least $5 during any 30 consecutive trading days during the West Performance Period; as to an additional 30,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $6 during any 30 consecutive trading days during the West Performance Period; as to an additional 15,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $8 during any 30 consecutive trading days during the West Performance Period; as to an additional 15,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $10 during any 30 consecutive trading days during the West Performance Period; as to an additional 15,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $12 during any 30 consecutive trading days during the West Performance Period; as to an additional 15,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $14 during any 30 consecutive trading days during the West Performance Period.

(14)	This option expired on March 2, 2015.

(15)	20,000 of these options vested on July 1, 2014. 20,000 of these options will vest on each of July 1, 2015 and July 1, 2016.

(16)	10,000 of these restricted stock units vested on July 1, 2014. 10,000 of these restricted stock units will vest on each of July 1, 2015 and July 1, 2016.

(17)
20,000 of the PRSUs will vest if and only if the trailing average closing price of the Common Stock is at least $6 during any 30 consecutive trading days during the period beginning on July 1, 2013 and ending on July 1, 2016; as to an additional 20,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $8 during any 30 consecutive trading days during the period beginning on July 1, 2013 and ending on July 1, 2016; and as to an additional 20,000 of the shares at such time as the trailing average closing price of the Common Stock is at least $10 during any 30 consecutive trading days during the period beginning on July 1, 2013 and ending on July 1, 2016.

(18)
Represents a grant of performance options made to Ms. Hoffman in connection with her employment agreement. 10,000 of the performance options have an exercise price of $5 and will vest if and only if the trailing average closing price of the Common Stock is at least $5 during any 30 consecutive trading days during the period beginning on September 2, 2014 and ending on September 1, 2017, or if Ms. Hoffman is terminated by the Company without Cause or for Good Reason after a Change in Control (each as defined in Ms. Hoffman's employment agreement) prior to September 1, 2017, during the 12 months following her termination by the Company (the "Hoffman Performance Period"). 10,000 of the performance options have an exercise price of $6 and will vest if and only if the trailing average closing price of the Common Stock is at least $6 during any 30 consecutive trading days during the Hoffman Performance Period. 10,000 of the performance options have an exercise price of $8 and will vest if and only if the trailing average closing price of the Common Stock is at least $8 during any 30 consecutive trading days during the Hoffman Performance Period. 10,000 of the performance options have an exercise price of $10 and will vest if and only if the trailing average closing price of the Common Stock is at least $10 during any 30 consecutive trading days during the Hoffman Performance Period.

(19)
10,000 of the PRSUs will vest if and only if the trailing average closing price of the Common Stock is at least $8 during any 30 consecutive trading days during the Hoffman Performance Period and the remaining 10,000 PRSUs will vest if and only if the trailing average closing price of the Common Stock is at least $10 during any 30 consecutive trading days during the Hoffman Performance Period.

(20)	3,255 of these RSUs vested on March 3, 2015. The remaining RSUs will vest ratably on each of March 3, 2016 and March 3, 2017.

OPTION EXERCISES AND STOCK VESTED DURING 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Daniel W. Dienst			157,333(2)	680,975
Kenneth P. West			26,667(3)	123,201
Allison C. Hoffman			10,000	47,200
Patricia Pollack			27,000(4)	121,000

(1)	Value realized was calculated based on the closing price of the Class A Common Stock on the date of vesting.

(2)	Represents the vesting of 24,000 restricted stock units ("RSUs") on May 20, 2014 and 133,333 RSUs on December 31, 2014.

(3)	Represents the vesting of 10,000 RSUs on March 1, 2014 and 16,667 RSUs on September 6, 2014.

(4)	Represents the vesting of 10,000 RSUs on April 1, 2014 and 17,000 RSUs on June 1, 2014.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The tables below reflect the amount of compensation that would have been owed to each of our NEOs in the event of employment termination or a termination upon a change of control on December 31, 2014.
Regardless of the reason for an NEO's termination of employment, he/she may be entitled to receive amounts earned during the term of employment. Such amounts include, through the date of termination:

•	earned but unpaid salary;

•	benefits (including accrued vacation);

•	unreimbursed business expenses; and

•	the ability to exercise vested stock options for a limited period of time.
The amounts of compensation due upon various termination situations set forth in the following tables reflect the specific terms and conditions for each NEO in his or her employment agreement as described above under “Employment Agreements and Compensatory Arrangements." The amounts below were calculated using the following assumptions:

•	the tables do not include the value of vested but unexercised stock options as of December 31, 2014;

•
benefit continuation expense was calculated using the Company’s costs for medical, dental, hospitalization and life insurance coverage for each NEO as in effect on December 31, 2014, except where otherwise specified;

•	our pay period ended on, and included pay for December 31, 2014 and that there was no accrued vacation at such date;

•
performance restricted stock units that did not meet specific performance requirements were forfeited upon termination or would otherwise not reach the applicable performance hurdles during a specified period following termination of employment to the extent that any such performance restricted stock units could be earned during such period pursuant to an NEO's employment agreement; and

•
options with exercise prices that exceeded the closing price of our Common Stock on December 31, 2014 would not result in a benefit had the vesting of these options been accelerated, and therefore such options are not included in the tables.

The actual amounts that would be paid upon an NEO's termination of employment or a change of control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon such an event, any actual amounts paid or distributed may be lower or higher than reported below.

				Value of Accelerated Equity Awards(2)
Martha Stewart:	Cash Severance ($)	Pro-Rata Bonus ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control(3)	—	—	—	—	—	—
Termination by Company without “cause”/by employee for “good reason” (4)	8,000,000	—	19,200	—	—	8,019,200
Disability (4)	4,500,000	—	—	—	—	4,500,000
Death (4)	4,500,000	—	—	—	—	4,500,000
All other	—	—	—	—	—	—

				Value of Accelerated Equity Awards(2)
Daniel W. Dienst:(1)	Cash Severance ($)	Pro-Rata Bonus ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control (3)	775,000	351,656	23,195	530,001	1,149,335	2,829,187
Termination by Company without “cause”/by employee for “good reason”	775,000	351,656	23,195	530,001	574,667	2,254,519
Disability	—	—	—	—	—	—
Death	—	—	—	—	—	—
All other	—	—	—	—	—	—

				Value of Accelerated Equity Awards(2)
Kenneth P. West:(1)	Cash Severance ($)	Pro-Rata Bonus ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control(3)	525,000	—	8,484	107,250	71,830	712,564
Termination by Company without “cause”/by employee for “good reason”	525,000	191,625	8,484	107,250	114,930	947,289
Disability	—	—	—	—	—	—
Death	—	—	—	—	—	—
All other	—	—	—	—	—	—

				Value of Accelerated Equity Awards(2)
Allison C. Hoffman:(1)	Cash Severance ($)	Pro-Rata Bonus ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control(3)	450,000	213,975	13,025	86,200	43,100	806,300
Termination by Company without “cause”/by employee for “good reason”	450,000	213,975	13,025	86,200	43,100	806,300
Disability	—	—	—	—	—	—
Death	—	—	—	—	—	—
All other	—	—	—	—	—	—

Value of Accelerated Equity Awards(2)
Patricia Pollack:	Cash Severance ($)	Pro-Rata Bonus ($)	Benefit Continuation ($)	Options ($)	Restricted Stock and RSUs ($)	Total ($)
Change in Control(3)	—	—	—	—	—	—
Termination by Company without “cause”/by employee for “good reason” (5)	264,423	—	—	—	—	264,423
Disability	—	—	—	—	—	—
Death	—	—	—	—	—	—
All other	—	—	—	—	—	—

(1)
The employment agreements for Mr. Dienst, Mr. West and Ms. Hoffman provide for a pro rata bonus for the year of termination if performance targets are met and bonuses are paid to similarly situated executives, with such bonuses to be paid at the time such other bonuses are paid. As the termination event is assumed to occur on December 31, 2014 the amounts reflected in the "Pro-Rata Bonus" column reflect the NEO’s actual bonus earned for 2014.

(2)
Represents the value associated with the acceleration of the vesting of equity awards. The value is based on the closing stock price of the Class A Common Stock on December 31, 2014, which was $4.31. The value of the options is the difference between $4.31 and the applicable exercise price.

(3)
Represents amounts payable in lieu of amounts payable upon a “Termination by Company without ‘cause’/ by employee for ‘good reason’” if the “Termination by Company without ‘cause’/ by employee for ‘good reason’” occurs after a “change in control.”

(4)
Under Ms. Stewart’s employment agreement, in the event of her death, the Company remains obligated to pay the annual amount of her talent compensation (less long-term disability payments) until June 30, 2017. If she is disabled, the annual amount of her talent compensation continues unless the agreement is terminated, in which event the Company remains obligated to pay the talent compensation (less long-term disability payments) until June 30, 2017. Upon a termination by the Company without cause or her termination for good reason, the Company would also be required to continue to provide Ms. Stewart with the use of automobiles and drivers and to provide her with offices and assistants for three years following such a termination. The above table does not include any value for use of automobiles and drivers, offices and assistants by Ms. Stewart for a three-year period following such a termination, or payments that would result from the simultaneous termination of the Intangible Asset License Agreement or payments due under the Intellectual Property License Agreement. For more information and an estimate of the amounts that would be potentially payable under the Intangible Asset License Agreement in connection with Ms. Stewart's termination of employment, see “Certain Relationships and Related Transactions, and Director Independence– Transactions with Martha Stewart.”

(5)	Under the Company’s severance policy at December 31, 2014, Ms. Pollack was entitled to 25 weeks of salary, subject to execution of a release in favor of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information, as of April 23, 2015, regarding the beneficial ownership of our common stock by:

•	each person known to us to own beneficially more than 5% of the outstanding shares of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and current executive officers as a group.
Unless otherwise noted below, the address of each beneficial owner listed in the table below is 601 West 26th Street, New York, New York 10001.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.
Applicable percentage ownership is based on 32,403,652 shares of Class A Common Stock and 24,984,625 Class B Common Stock outstanding as of April 23, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options held by that person that are currently exercisable or exercisable within 60 days of April 23, 2015, and Class A Common Stock issuable upon the vesting of RSUs within 60 days of April 23, 2015 to be outstanding (ignoring the withholding of shares of common stock to cover applicable taxes). We did not deem these shares outstanding, however, for purpose of computing the percentage ownership of any other person.
Shares of Class B Common Stock may be converted on a one-for-one basis into shares of Class A Common Stock at the option of the holder. Therefore, we have assumed the conversion of shares of Class B Common Stock into shares of Class A Common Stock in order to determine the beneficial ownership of each of Martha Stewart, Alexis Stewart and the Martha Stewart Family Limited Partnership’s ownership of Class A Common Stock (and therefore all directors and executive officers as a group as Ms. Stewart falls into this group).

	Class A Common Stock		Class B Common Stock		Total Voting Power(1)
Name	Shares	%	Shares	%	%
Martha Stewart	27,087,571(2)	46.2	24,984,625	100.0	88.9
Alexis Stewart	27,024,087(3)	46.0	24,984,625	100.0	88.8
Martha Stewart Family Limited Partnership	24,984,625(4)	43.5	24,984,625	100.0	88.5
Royce & Associates, LLC	2,051,375(5)	6.3	—	—	*
BlackRock, Inc.	2,044,964(6)	6.3	—	—	*
Plymouth Lane Capital Management, LLC	2,196,793(7)	6.8
Arlen Kantarian	203,723(8)	*	—	—	*
William Roskin	183,604(9)	*	—	—	*
Margaret M. Smyth	70,384(10)	*	—	—	*
Pierre deVillemejane	41,241(11)	*	—	—	*
Kenneth P. West	201,903(12)	*	—	—	*
Daniel W. Dienst	530,029(13)	*	—	—	*
Patricia Pollack	106,979(14)	*	—	—	*
Allison C. Hoffman	87,634(15)	*	—	—	*
All directors and executive officers as a group (10 persons)	28,521,287(16)	46.8	24,984,625	100.0	89.1

*	The percentage of shares beneficially owned does not exceed 1%.

(1)
Percentage total voting power represents voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, voting together as a single class. Each holder of Class B Common Stock is entitled to ten votes per share and each holder of Class A Common Stock is entitled to one vote per share of Class A Common Stock on all matters submitted to our stockholders for a vote, except as otherwise may be required by law. The Class B Common Stock is convertible at any time by the holder into shares of Class A Common Stock on a one-to-one basis.

(2)
Includes (i) 14,748 shares of the Class A Common Stock held by Ms. Stewart, (ii) 1,300,000 shares of the Class A Common Stock that are subject to exercisable options and (iii) 29,816 shares of Class A Common Stock held by the Martha Stewart 1999 Family Trust, of which Ms. Stewart is the sole trustee and as to which she has sole voting and dispositive power. These shares also include (a) 24,984,625 shares of Class B Common Stock held by the Martha Stewart Family Limited Partnership (“MSFLP”), of which Ms. Stewart is the sole general partner, each of which is convertible at the option of the holder into one share of the Class A Common Stock and (b) 37,270 shares of Class A Common Stock held by the Martha Stewart 2000 Family Trust, of which Ms. Stewart is a co-trustee. In addition, Martha Stewart may be deemed to beneficially own 721,112 shares of Class A Common Stock held by the Martha and Alexis Stewart Charitable Foundation, for which Martha Stewart is a co-trustee and as to which she shares voting and dispositive power.

(3)
Includes 3,602 shares of Class A Common Stock owned directly by Alexis Stewart, as to which she has sole voting and dispositive power. In addition, Alexis Stewart may be deemed to beneficially own 721,112 shares of Class A Common Stock held by the Martha and Alexis Stewart Charitable Foundation, for which Alexis Stewart is a co-trustee and as to which she shares voting and dispositive power. Ms. Alexis Stewart may also be deemed to beneficially own 26,299,373 shares of Class A Common Stock pursuant to (i) a revocable proxy, dated as of October 6, 2004, whereby Martha Stewart appointed Alexis Stewart as her true and lawful proxy, attorney-in-fact and agent with respect to all of the securities of the Company that are owned by Martha Stewart from time to time, and (ii) a power of attorney, dated as of October 6, 2004, whereby MSFLP appointed Alexis Stewart as its true and lawful proxy, attorney-in-fact and agent with respect to all of the securities of the Company that are owned by MSFLP from time to time. These shares include the following: (i) 14,748 shares of the Class A Common Stock held by Martha Stewart, (ii) 1,300,000 shares of Class A Common Stock owned by Martha Stewart that are subject to exercisable options, and (iii) 24,984,625 of the Class B Common Stock, each of which is convertible at the option of the holder into one share of Class A Common Stock, and all of which are owned by MSFLP and indirectly owned by Martha Stewart as the sole general partner of MSFLP and as to all of which she is deemed to share voting and dispositive power.

(4)
Consists of 24,984,625 shares of the Class B Common Stock, each of which is convertible at the option of the holder into one share of the Class A Common Stock, all of which are owned by MSFLP and indirectly owned by Martha Stewart as the sole general partner of MSFLP and as to which MSFLP is deemed to share voting and dispositive power.

(5)
Based on a Schedule 13G filed with the SEC on January 13, 2015 by Royce & Associates, LLC ("Royce"). Royce is the beneficial owner of all the reported shares and has sole voting power and sale disposition power over the reported shares. The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

(6)
Based on a Schedule 13G filed with the SEC on January 30, 2015 by BlackRock, Inc. BlackRock, Inc. is the beneficial owner of all the reported shares and has sole voting power and sole disposition power over all the reported shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.

(7)
Based on a Schedule 13G filed with the SEC on February 17, 2015 by a joint filing group consisting of Plymouth Lane Capital Management, LLC, Plymouth Lane General Partner, LLC, Plymouth Lane Partners (Master), LP and Jonathan Salinas (collectively, the “Plymouth Entities”). The Plymouth Entities are the beneficial owners of all of the reported shares, and have shared voting power and shared dispositive power over all of the shares. The address of the Plymouth Entities is 717 Fifth Avenue, 11th Floor, New York, New York 10022.

(8)
Consists of 110,643 shares of Class A Common Stock, options to acquire 70,507 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days and 22,573 shares of Class A Common Stock issuable upon the vesting of RSUs within 60 days.

(9)
Consists of 99,909 shares of Class A Common Stock, options to acquire 70,151 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days and 13,544 shares of Class A Common Stock issuable upon the vesting of RSUs within 60 days.

(10)	Consists of 56,840 shares of Class A Common Stock and 13,544 shares of Class A Common Stock issuable upon the vesting of RSUs within 60 days.

(11)	Consists of 27,697 shares of Class A Common Stock and 13,544 shares of Class A Common Stock issuable upon the vesting of RSUs within 60 days.

(12)	Consists of 66,903 shares of Class A Common Stock and options to acquire 135,000 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days.

(13)	Consists of 196,697 shares of Class A Common Stock and options to acquire 333,332 shares of Class A Common Stock that are exercisable or will become exercisable within 60 days.

(14)	Consists of 34,479 shares of Class A Common Stock, options to acquire 72,500 shares of Class A Common Stock that are exercisable or will become exercisable with 60 days.

(15)
Consists of 17,634 shares of Class A Common Stock, options to acquire 60,000 shares of Class A Common Stock that are exercisable or will become exercisable with 60 days and 10,000 shares of Class A Common Stock issuable upon the vesting of RSUs within 60 days.

(16)	Includes options to acquire 2,048,490 shares of Class A Common Stock that are exercisable or will become exercisable with 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures Regarding Transactions with Related Persons
In July 2010, we adopted written related person transaction policies and procedures to further the goal of ensuring that any related person transaction is properly reviewed, approved, or ratified, if appropriate, and fully disclosed in accordance with applicable rules and regulations. Our related persons policy provides that we will only enter into or ratify a transaction with a related party when our Board of Directors, acting through our Audit Committee, determines that the transaction is in the best interests of the Company and our stockholders.
For the purposes of the policy, a related party means:

•	a member of our board of directors (or a nominee to the board of directors);

•	an executive officer;

•	any person who is known to be the beneficial owner of more than 5% of any class of our securities;

•	any immediate family member of the persons listed above; or

•	any entity in which any of the persons listed above is employed, is a general partner or principal or in which such person has a 10% or greater beneficial ownership interest.
Transactions covered by our related person policies and procedures (“related person transactions”) include any transaction, arrangement or relationship in which a) the Company is a participant or b) any related person has or will have a direct or indirect interest.
Under our related person policies and procedures, a related person or employee proposing a potential related person transaction must notify the Chief Financial Officer or the General Counsel of the facts and circumstances of the proposed related party transaction. The Chief Financial Officer or the General Counsel, as applicable, will initially determine whether the proposed transaction constitutes a related person transaction under our policies and procedures. If the transaction is determined to be a related person transaction, the Chief Financial Officer or the General Counsel, as applicable, will then assess whether the aggregate amount of such transaction exceeds $9,500. If the proposed transaction does not exceed $9,500, the Chief Financial Officer or the General Counsel, as applicable, may approve the transaction and must present a list of all such approved transactions to the Audit Committee at the next regularly scheduled quarterly meeting.
If the proposed transaction exceeds $9,500, it will be submitted to the Audit Committee for pre-approval prior to its consummation. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider all of the relevant facts and circumstances of the proposed transaction in making its determination, including, among other factors it deems appropriate:

•	the benefits to the Company of the transaction;

•	the nature of the related person's interest in the transaction;

•	the availability of other comparable products or services;

•	the terms of the proposed transaction; and

•	whether the transaction is in the ordinary course of the Company’s business.
If the transaction involves a member of the Audit Committee, that Audit Committee member will not participate in the action regarding whether to approve or ratify the transaction.
All related person transactions for 2014 were approved consistent with our policies and procedures.

Related Persons Transactions

Transactions with Martha Stewart
Intangible Asset License Agreement
We are party to an intangible asset license agreement (the “IAL Agreement”) with Lifestyle Research Center, LLC (“LRC”) (as successor in interest to MS Real Estate Management Company), an entity owned by Martha Stewart. Pursuant to the IAL Agreement, the Company paid an annual fee of $2.0 million to LRC for the perpetual, exclusive right to use certain intangible assets related to Ms. Stewart and her properties and to access various real properties owned by Ms. Stewart during the term of the agreement.
In July 2013, as part of an overall effort to return the Company to profitability, Ms. Stewart agreed to modify the IAL Agreement pursuant to the Letter Agreement to reduce the annual licensing fee by $300,000 to $1.7 million, effective September 2013 and extending the term of the IAL from June 30, 2017 until September 15, 2017. LRC is responsible, at its expense, to maintain and landscape the real properties in a manner consistent with past practices; provided, however, that we are responsible for approved business expenses associated with security and telecommunications systems and security personnel related to Ms. Stewart at the properties, and must reimburse LRC for up to $100,000 of approved and documented household expenses. In 2014, the Company reimbursed LRC approximately $20,000 for approved and documented household expenses. For each of the years ended December 31, 2013 and 2012, the Company reimbursed LRC $30,000 for these expenses.
We also reimbursed LRC for certain costs borne by LRC associated with various Company business activities which were conducted at properties covered by the IAL Agreement. In 2014, the Company reimbursed the LRC $20,000. During 2013 and 2012, the Company reimbursed LRC $25,000 and $30,000 for these costs. During 2011, reimbursements for these costs were insignificant.
The IAL Agreement will terminate on any termination of Ms. Stewart’s employment. If Ms. Stewart’s employment is terminated by the Company other than for “Cause” or if Ms. Stewart terminates her employment for “Good Reason” (in each case as such term is defined in her Employment Agreement with the Company), then the Company would be obligated to pay LRC the annual licensing fee that would be payable through the remaining term of the IAL Agreement (i.e., until September 30, 2017). Were Ms. Stewart’s employment to terminate under such circumstances prior to the payment due under the IAL Agreement in September 2015, the Company would owe LRC a payment of $3,400,000.
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
In the event that we terminate Ms. Stewart’s employment without “cause” or she terminates her employment for “good reason,” each as defined in her employment agreement, the license to existing marks will cease to be exclusive and we will be limited in our ability to create new marks incorporating her name, likeness, image, publicity and signature. In these circumstances, Ms. Stewart would receive the right to use her name in other businesses that could directly compete with us, including with our magazine, television and merchandising businesses. In addition, if Ms. Stewart’s employment terminates under these circumstances, Ms. Stewart would receive in perpetuity a royalty of 3% of the revenues we derive from any of our products or services bearing any of the licensed marks. The Intellectual Property License and Preservation Agreement contains various customary provisions regarding our obligations to preserve the quality of the licensed marks and to protect these marks from infringement by third parties. The term of the license is perpetual; however, Ms. Stewart may terminate the license if we fail to make the royalty payments described above.

Other Relationships
Margaret Christiansen, Ms. Stewart’s sister-in-law, is a Senior Vice President of the Company and received $186,175 in compensation in 2014. Pursuant to our Bonus Incentive Plan, Ms. Christiansen was paid a bonus of $10,000 in March 2015 for services rendered in 2014.

Item 14. Principal Accountant Fees and Services.
REPORT OF THE AUDIT COMMITTEE
The primary purpose of the Audit Committee is to assist the Board in monitoring the integrity of the Company’s financial statements, the Company’s independent auditor’s qualifications and independence, the performance of the Company’s independent auditor and the Company’s compliance with legal and regulatory requirements. The Board, in its business judgment, has determined that all members of the Committee are “independent,” as required by listing standards of the NYSE applicable to Audit Committee members.
Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditor for the Company’s 2014 fiscal year, Ernst & Young LLP, was responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards.
In performing its oversight role, the Audit Committee has reviewed and discussed the audited financial statements with management and the independent auditor as specified in its charter. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, Communications with Audit Committees. In addition, the Audit Committee has received the written disclosures and letter from the independent auditor required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent auditor the independent auditor’s independence.
Based on the reviews and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this report and in the charter, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not necessarily experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent auditor. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations, efforts and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles, or that Ernst & Young LLP is in fact “independent.”

Members of the Audit Committee
Margaret Smyth (Chairperson)
William Roskin
Pierre deVillemejane

The Audit Committee report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

INDEPENDENT PUBLIC ACCOUNTANTS
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for each of 2014 and 2013 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for each of fiscal 2014 and 2013.

	2014	2013
Audit fees(1)	$896,561	$797,900
Audit-related fees(2)	28,000	28,000
Tax fees(3)	49,000	36,622
All other fees(4)	2,172	2,172
Total Fees	$975,733	$864,694

(1)	Audit fees include charges for audits of financial statements and internal control over financial reporting.

(2)	Principally for audits of the financial statements of the Company’s 401(k) employee benefit plan and other miscellaneous accounting and auditing matters.

(3)	Principally for corporate income tax compliance ($49,000 in 2014 and $35,000 in 2013) and miscellaneous tax matters ($1,622 in 2013).

(4)	Access fees to an online reference database.
All audits, audit-related services and tax services performed in 2014 were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy provides for pre-approval of audit, audit-related and tax services on an annual basis and it also requires separate pre-approval for individual engagements anticipated to exceed pre-established thresholds. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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
Dated: April 24, 2015

MARTHA STEWART LIVING OMNIMEDIA, INC.

By:	/s/ DANIEL W. DIENST
Daniel W. Dienst
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Title

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.