Form 10-Q
period 2015-03-31
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2015-05-05
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of May 1, 2015
Class A, $0.01 par value	32,403,652
Class B, $0.01 par value	24,984,625
Total	57,388,277

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,113	$11,439
Short-term investments	27,968	36,816
Accounts receivable, net	12,083	30,319
Other current assets	2,581	3,108
Total current assets	67,745	81,682
PROPERTY AND EQUIPMENT, net	4,401	4,106
INTANGIBLE ASSET - TRADEMARKS	34,700	34,700
OTHER NONCURRENT ASSETS	989	991
Total assets	$107,835	$121,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,498	$14,753
Accrued payroll and related costs	2,027	5,706
Current portion of other deferred revenue	14,691	16,090
Total current liabilities	26,216	36,549
OTHER DEFERRED REVENUE	8,552	10,119
DEFERRED INCOME TAX LIABILITY	4,041	3,755
OTHER NONCURRENT LIABILITIES	2,376	2,371
Total liabilities	41,185	52,794
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 32,335,687 and 32,260,936 shares issued in 2015 and 2014, respectively; 32,276,287 and 32,201,536 shares outstanding in 2015 and 2014, respectively	323	322
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 24,984,625 shares issued and outstanding in 2015 and 2014, respectively	250	250
Capital in excess of par value	345,549	345,021
Accumulated deficit	(278,694)	(276,109)
Accumulated other comprehensive loss	(3)	(24)
	67,425	69,460
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	66,650	68,685
Total liabilities and shareholders’ equity	$107,835	$121,479
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
REVENUES
Publishing	$5,712	$19,506
Merchandising	10,973	13,084
Broadcasting	367	678
Total revenues	17,052	33,268
Production, distribution and editorial	(7,787)	(15,413)
Selling and promotion	(1,206)	(8,097)
General and administrative	(9,958)	(8,909)
Depreciation and amortization	(454)	(3,039)
OPERATING LOSS	(2,353)	(2,190)
Interest income / (expense) and other, net	34	(432)
LOSS BEFORE INCOME TAXES	(2,319)	(2,622)
Income tax (provision) / benefit	(266)	19
NET LOSS	$(2,585)	$(2,603)
LOSS PER SHARE – BASIC AND DILUTED
Net loss	$(0.05)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	57,207,627	56,680,826
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended March 31,
	2015	2014
Net loss	$(2,585)	$(2,603)
Other comprehensive (loss) / income:
Amounts reclassified for net realized (gains) / losses on available-for-sale securities included in net loss	(1)	491
Net unrealized gains / (losses) on available-for-sale securities occurring during the period	22	(38)
Other comprehensive income	21	453
Total comprehensive loss	$(2,564)	$(2,150)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2015
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2014	32,261	$322	24,985	$250	$345,021	$(276,109)	$(24)	(59)	$(775)	$68,685
Net loss	—	—	—	—	—	(2,585)	—	—	—	(2,585)
Other comprehensive income	—	—	—	—	—	—	21	—	—	21
Issuance of shares of stock in conjunction with stock option exercises	14	—	—	—	61	—	—	—	—	61
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	61	1	—	—	(108)	—	—	—	—	(107)
Non-cash equity compensation	—	—	—	—	575	—	—	—	—	575
Balance at March 31, 2015	32,336	$323	24,985	$250	$345,549	$(278,694)	$(3)	(59)	$(775)	$66,650
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,585)	$(2,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(1,660)	(1,768)
Depreciation and amortization	454	3,039
Non-cash equity compensation	575	601
Deferred income tax expense / (benefit)	286	(54)
Other non-cash charges, net	22	535
Changes in operating assets and liabilities
Accounts receivable, net	18,236	19,899
Accounts payable and accrued liabilities and other	(5,905)	(599)
Accrued payroll and related costs	(3,679)	(3,491)
Other deferred revenue	(1,306)	1,116
Other changes	603	1,883
Total changes in operating assets and liabilities	7,949	18,808
Net cash provided by operating activities	5,041	18,558
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(100)	(305)
Purchases of short-term investments	(12,471)	(25,498)
Sales of short-term investments	21,250	2,471
Net cash provided / (used in) by investing activities	8,679	(23,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	61	890
Shares withheld in payment of employee tax obligations	(107)	—
Change in restricted cash	—	14
Net cash (used in) / provided by financing activities	(46)	904
Net increase / (decrease) in cash and cash equivalents	13,674	(3,870)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,439	21,884
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,113	$18,014
The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” or the “Company.”
The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected therein. The results of operations for interim periods do not necessarily indicate the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) with respect to the Company’s fiscal year ended December 31, 2014 (the “2014 Form 10-K”) which may be accessed through the SEC’s website at http://www.sec.gov.
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such differences to have a material effect on the Company’s consolidated financial statements.
2. Significant Accounting Policies
Recent accounting standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued a proposal for a one-year deferral of the effective date for Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under this proposal, the standard would be effective for public entities for annual reporting periods beginning after 15 December 2017 and interim periods therein. ASU 2014-09 completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and IFRS. Specifically, it removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The Company was originally required to adopt ASU 2014-09 on January 1, 2017. Subsequently, the FASB proposed a one-year deferral of the effective date for this standard. If the deferral is adopted, the Company would now be required to adopt the standard on January 1, 2018. Early application is not permitted. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.
The Company’s significant accounting policies are discussed in detail in its 2014 Form 10-K, specifically in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
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

The Company has no liabilities that are measured at fair value on a recurring basis. The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2015
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,492	$—	$—	$2,492
U.S. government and agency securities	—	1,313	—	1,313
Corporate obligations	—	12,018	—	12,018
Other fixed income securities	—	871	—	871
International securities	—	11,274	—	11,274
Total	$2,492	$25,476	$—	$27,968

	December 31, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,492	$—	$—	$2,492
U.S. government and agency securities	—	951	—	951
Corporate obligations	—	22,145	—	22,145
Other fixed income securities	—	491	—	491
International securities	—	10,311	—	10,311
Municipal obligations	—	426	—	426
Total	$2,492	$34,324	$—	$36,816
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. The Company evaluates the recoverability of its indefinite-lived intangible asset by performing impairment tests on an annual basis, as of each October 1, or when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any resulting asset impairment requires that the asset be recorded at its fair value. The Company's valuation methods to determine fair value utilize significant Level 3 unobservable inputs, which include discount rates, long-term growth rates and royalty rates.

4. Short-Term Investments
The Company's investments consist of marketable debt securities that are classified as available-for-sale and presented as "Short-term investments," a component of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is netted against the related interest income and both are included in "Interest income / (expense) and other, net" in the consolidated statements of operations.
Realized gains and losses are classified as other income or expense and included in "Interest income / (expense) and other, net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.
As of March 31, 2015 and December 31, 2014, the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized losses of $(0.02) million as of March 31, 2015 were partially offset by gross unrealized gains of $0.01 million. Gross unrealized losses were $(0.03) million as of December 31, 2014, with gross unrealized gains that were insignificant. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of March 31, 2015 and as of December 31, 2014. Contractual maturities for the Company's available-for-sale securities are generally within two years of March 31, 2015.
During the three months ended March 31, 2015, the gross realized gains and losses on sales of available-for-sale marketable securities and amounts reclassified out of accumulated other comprehensive loss were insignificant. During the three months ended March 31, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were $0.03 million and $(0.5) million, respectively, and presented net as "Interest income / (expense) and other, net" on the consolidated statements of operations. Included in the realized gains and losses on sales of available-for-sale marketable securities were gains reclassified out of accumulated other comprehensive loss of $0.03 million and losses reclassified of $(0.5) million. See Note 5, Accumulated Other Comprehensive Loss, in these Notes to Consolidated Financial Statements for further information.
5. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income / (loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income / (loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains / (losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(24)	$(24)
Amounts reclassified for net realized gains on available-for-sale securities included in net loss *	(1)	(1)
Net unrealized gains on available-for-sale securities occurring during the period	22	22
Balance at March 31, 2015	$(3)	$(3)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Interest income /(expense) and other, net" in the consolidated statements of operations.
6. Credit Facilities
On May 19, 2014, the Company entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which provided for the continued arrangement for a line of credit with Bank of America, N.A. of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%. The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. The Company intends to renew its facility on similar or comparable terms. As of March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million on both dates.
7. Fixed Assets, net
On February 1, 2015, the Company acquired computer equipment pursuant to a capital lease. The minimum lease payments of $0.7 million through February 1, 2017, the end of the lease term, are as follows:

Cash Payments (in thousands)
2015	$230
2016	230
2017	230
The present value of these minimum lease payments was $0.7 million, with imputed interest of $0.01 million. The present value of the minimum lease payments, along with associated accumulated amortization of the capital lease of $0.04 million, were included within "Property and Equipment, net" on the consolidated balance sheet as of March 31, 2015. Ownership of the computer equipment transfers to the Company at the end of the lease term. Accordingly, the computer equipment under this capital lease is being amortized over three years, consistent with the Company's normal depreciation policy for owned computer assets.
Depreciation and amortization expense was $0.5 million during the three months ended March 31, 2015, which included $0.04 million of amortization of assets recorded under a capital lease. For the three months ended March 31, 2014, depreciation and amortization expense was $3.0 million, which included $2.1 million from the non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014.
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
The Company recorded $0.3 million of net tax expense during the three months ended March 31, 2015. The tax expense was attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of March 31, 2015, the liability for uncertain tax positions balance is zero. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate that the liability will change significantly over the next 12 months.
9. Industry Segments
The Company is a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products. The Company’s business segments are currently Publishing, Merchandising and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to producing content for Martha Stewart Living, Martha Stewart Weddings and books, as well as for the content-driven website, marthastewart.com, and for digital distribution of video content. In October 2014, the Company entered into a Magazine, Content Creation and Licensing Agreement (the “MS Living Agreement”) with Meredith Corporation (“Meredith”), and, effective November 1, 2014, the Company discontinued publication of Martha Stewart Living and the Company's digital operations. Pursuant to the MS Living

Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com, marthastewartweddings.com and related digital assets. The Company will continue to own its underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com.
Concurrently with the MS Living Agreement, the parties also entered into the Magazine Publishing Agreement (the “MS Weddings Agreement”). Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart's Real Weddings, in the United States and Canada. The Company will continue to own its underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. The MS Weddings Agreement provides that Meredith will provide these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings. For further discussion of our partnership with Meredith, see the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 1, The Company and Note 2, Summary of Significant Accounting Policies.
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
The Broadcasting segment consists of the Company's limited television production operations and television content library licensing.
Segment information for the three months ended March 31, 2015 and 2014 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2015
Revenues	$5,712	$10,973	$367	$—	$17,052
Non–cash equity compensation	(44)	(14)	—	(517)	(575)
Depreciation and amortization	(56)	(9)	—	(389)	(454)
Operating (loss) / income	(2,128)	7,482	(12)	(7,695)	(2,353)
2014
Revenues	$19,506	$13,084	$678	$—	$33,268
Non–cash equity compensation	(58)	(53)	(1)	(489)	(601)
Depreciation and amortization	(170)	(19)	(1)	(2,849)	(3,039)
Operating (loss) / income	(2,750)	9,300	193	(8,933)	(2,190)
10. Other Information
Production, distribution and editorial expenses; selling and promotion expenses; and general and administrative expenses are each presented exclusive of depreciation and amortization, which are disclosed separately on the Company's consolidated statements of operations. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.
11. Legal Matters
The Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements and Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “continue,” “potential” or similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, each of which is described in more detail in our 2014 Form 10-K under the heading Part I, Item IA. Risk Factors:

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

•	our inability to successfully and profitably develop or introduce new products and services;

•	our failure to predict, respond to and influence trends in consumer taste;

•	disruption in our partnership with Meredith Corporation and Meredith's inability to successfully market and sell our magazines and websites;

•	our failure to meet competitive pressures with respect to our content and products;

•	continued weak and uncertain worldwide economic conditions;

•	loss of key executives;

•	future asset impairment charges;

•	the impact of unauthorized access to our electronically-stored data; and

•	failure to protect our intellectual property.
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
We are currently organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015 (unaudited)	2014 (unaudited)
Total Revenues	$17,052	$33,268
Total Operating Costs and Expenses	(19,405)	(35,458)
Total Operating Loss	$(2,353)	$(2,190)
On October 14, 2014, we entered into the MS Living Agreement with Meredith Corporation and, effective November 1, 2014, we discontinued publication of Martha Stewart Living and our related digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com and marthastewartweddings.com, and our related digital assets. We will continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com. Concurrently with the MS Living Agreement, we also entered into the MS Weddings Agreement with Meredith. Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings, in the United States and Canada. We will continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. The MS Weddings Agreement provides that Meredith will provide these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings.
As expected, our partnership with Meredith has significantly impacted certain Publishing segment revenues and expenses. Specifically, with the elimination of Martha Stewart Living advertising and circulation revenues that began with the February 2015 issue and the digital advertising revenue share arrangement that began November 1, 2014, total advertising and circulation revenues for the current period were, and are expected to continue to be, lower than our results from 2014. These revenue declines have been, and will be, partially offset by the recognition of licensing revenue for print and digital editorial content that we began to provide to Meredith on November 1, 2014. We also expect our Publishing segment expenses to continue to be lower than 2014 expenses due to the elimination of almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our websites. With respect to Martha Stewart Weddings, we will continue to record advertising and circulation revenue generated by Meredith on our behalf for Martha Stewart Weddings and related special interest publications, as well as all costs associated with these magazines, including our editorial expenses and Meredith's expenses for production, selling and distribution services that are provided to us on a cost-plus basis. For further discussion of our revenue recognition policies with respect to our partnership with Meredith, see the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies.
We generate revenue from various sources such as licensing partners and advertising customers. Publishing segment revenues beginning January 1, 2015 are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Weddings and related special issue publications, as well as royalties from our book business. Publishing segment revenues also include our share of any advertising revenue generated by Meredith for our digital properties, primarily marthastewart.com, as well as advertising revenue derived from the digital distribution of our video content. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot,

Macy's, J.C. Penney and PetSmart. Our wholesale partnerships include Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michaels and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril Lagasse brand. Merchandising segment revenues are also derived from the licensing of talent services for television programming produced by or on behalf of third parties. Broadcasting segment revenues are generated from our limited television production operations and television content library licensing. Our expenses across all of our segments primarily consist of compensation and related charges, as well as general overhead costs, including facilities and related expenses. In our Publishing segment, we incur expenses related to the production, distribution, selling and marketing of Martha Stewart Weddings. We also incur editorial costs associated with creating content for Martha Stewart Living, Martha Stewart Weddings and our digital operations, as well as the costs associated with producing our video programming.
Detailed segment operating results for the three months ended March 31, 2015 and 2014 are summarized below:

	Three months ended March 31,
(in thousands)	2015 (unaudited)	2014 (unaudited)
Segment Revenues:
Publishing	$5,712	$19,506
Merchandising	10,973	13,084
Broadcasting	367	678
TOTAL REVENUES	17,052	33,268
Segment Operating Costs and Expenses:
Publishing	(7,840)	(22,256)
Merchandising	(3,491)	(3,784)
Broadcasting	(379)	(485)
TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	(11,710)	(26,525)
Segment Operating (Loss) / Income:
Publishing	(2,128)	(2,750)
Merchandising	7,482	9,300
Broadcasting	(12)	193
Total Segment Operating Income Before Corporate Expenses	5,342	6,743
Corporate Expenses *	(7,695)	(8,933)
TOTAL OPERATING LOSS	$(2,353)	$(2,190)
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

Three months ended March 31, 2015 Operating Results Compared to Three Months ended March 31, 2014 Operating Results
For the three months ended March 31, 2015, total revenues decreased 49%, compared to the three months ended March 31, 2014, primarily due to our partnership with Meredith, which impacted print advertising and circulation revenue, as well as digital advertising revenue. In addition, Merchandising segment royalty and other revenues were lower primarily due to the impact of certain expired partnerships.
During the three months ended March 31, 2015, our operating costs and expenses before Corporate expenses decreased $14.8 million or 56% from the prior-year period, primarily due to our partnership with Meredith, which eliminated almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our website.
Corporate expenses decreased 14% for the three months ended March 31, 2015, as compared to the prior-year period, primarily due to the non-recurring accelerated amortization of leasehold improvements during the three months ended March 31, 2014, with no comparable charge in the current-year period. This decrease was partially offset by higher professional fees.
Liquidity
During the three months ended March 31, 2015, our overall cash, cash equivalents and short-term investments increased $4.8 million from December 31, 2014. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $53.1 million and $48.3 million as of March 31, 2015 and December 31, 2014, respectively.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
PUBLISHING SEGMENT

	Three months ended March 31,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$1,906	$9,685	$(7,779)
Digital advertising	1,761	3,214	(1,453)
Circulation	243	6,268	(6,025)
Books	64	163	(99)
Licensing and other	1,738	176	1,562
Total Publishing Segment Revenues	5,712	19,506	(13,794)

Production, distribution and editorial	(5,680)	(13,149)	7,469
Selling and promotion	(795)	(7,647)	6,852
General and administrative	(1,309)	(1,290)	(19)
Depreciation and amortization	(56)	(170)	114
Publishing Segment Operating Loss	$(2,128)	$(2,750)	$622
Our Publishing segment results for the three months ended March 31, 2015 were impacted by our partnership with Meredith. Specifically, as a result of the MS Living Agreement, during the three months ended March 31, 2015: (i) print advertising and circulation revenues associated with Martha Stewart Living, along with related paper, printing and distribution costs, were eliminated; (ii) digital advertising revenue included only our share of total digital advertising revenue, net of commissions and certain third-party expenses; (iii) other revenue included licensing revenue associated with the delivery of print and digital editorial content to Meredith; and (iv) selling and promotion expenses benefited from the elimination of most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. The MS Weddings Agreement had no impact on the recognition of revenues and expenses associated with Martha Stewart Weddings and related special interest publications. See the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of our revenue recognition policies with respect to our partnership with Meredith.
Publishing segment revenues decreased $13.8 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the impact of our partnership with Meredith, as discussed above. Print advertising revenue decreased $7.8 million due to the recognition of $7.4 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the three months ended March 31, 2015. Print advertising revenue from Martha Stewart Weddings decreased $0.4 million due to fewer advertising pages sold. Digital advertising revenue decreased $1.5 million due to our digital revenue share arrangement with Meredith. On a gross basis, digital advertising revenue declined $0.2 million. Circulation revenue decreased $6.0 million due to the recognition of $5.8 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the three months ended March 31, 2015. Circulation revenue from Martha Stewart Weddings decreased $0.2 million due to lower newsstand sales. Licensing and other revenue in our Publishing segment increased $1.6 million primarily due to the recognition of licensing revenue in connection with the delivery of print and digital editorial content to Meredith.
Production, distribution and editorial expenses decreased $7.5 million primarily due to impact of our partnership with Meredith, specifically due to: i) $6.1 million in non-editorial costs associated with Martha Stewart Living in the prior-year period, including paper, printing and distribution costs, with no comparable expenses during the three months ended March 31, 2015; and ii) $1.4 million of savings from production, distribution and editorial expenses associated with our digital assets, including our websites. Selling and promotion expenses decreased $6.9 million due to the elimination of most of our advertising sales and marketing costs for Martha Stewart Living and our digital properties, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses.

MERCHANDISING SEGMENT

	Three months ended March 31,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$10,973	$13,084	$(2,111)
Total Merchandising Segment Revenues	10,973	13,084	(2,111)

Production, distribution and editorial	(1,761)	(1,855)	94
Selling and promotion	(383)	(387)	4
General and administrative	(1,338)	(1,523)	185
Depreciation and amortization	(9)	(19)	10
Merchandising Segment Operating Income	$7,482	$9,300	$(1,818)
Merchandising segment revenues decreased 16% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to the impact of certain expired partnerships and lower sales at The Home Depot. These revenue declines were partially offset by an increase in royalties from our direct license relationship with PetSmart. Merchandising segment revenues for both the three months ended March 31, 2015 and 2014 included $1.7 million from the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney. The return of those shares on October 21, 2013, pursuant to an amendment with J.C. Penney, resulted in an initial increase to deferred revenue of approximately $25 million that is being recognized ratably as non-cash revenue through June 30, 2017.
Merchandising segment expenses decreased due to lower compensation expenses and lower allocated facilities expenses.

BROADCASTING SEGMENT

	Three months ended March 31,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$172	$329	$(157)
Licensing and other	195	349	(154)
Total Broadcasting Segment Revenues	367	678	(311)

Production, distribution and editorial	(346)	(409)	63
Selling and promotion	(28)	(63)	35
General and administrative	(5)	(12)	7
Depreciation and amortization	—	(1)	1
Broadcasting Segment Operating (Loss) / Income	$(12)	$193	$(205)
Broadcasting segment revenues decreased $0.3 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Advertising revenue decreased $0.2 million due to lower fees earned from sponsorship revenue related to the fourth season of Martha Bakes on PBS, as compared to the third season of Martha Stewart's Cooking School in the prior-year period. Licensing and other revenue decreased $0.2 million primarily due to lower radio licensing revenue as our agreement with Sirius XM Radio ended in February 2015.
Broadcasting segment expenses decreased due to lower production costs and reduced selling and promotion headcount.

CORPORATE

	Three months ended March 31,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
General and administrative	$(7,306)	$(6,084)	$(1,222)
Depreciation and amortization	(389)	(2,849)	2,460
Corporate Operating Costs and Expenses	$(7,695)	$(8,933)	$1,238
Corporate operating costs and expenses decreased 14% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. General and administrative expenses increased $1.2 million primarily due to higher professional fees. Depreciation and amortization decreased $2.5 million primarily due to the non-recurring accelerated amortization of leasehold improvements in the prior-year period related to vacating 21% of our primary office space, with no comparable charge during the three months ended March 31, 2015.

OTHER ITEMS
Interest income / (expense) and other, net. Interest income / (expense) and other, net, for the three months ended March 31, 2014 was the result of net realized losses on certain of our short-term investments, inclusive of reclassification adjustments for previously net unrealized losses on available-for-sale securities, of $(0.5) million, with no comparable loss during the three months ended March 31, 2015.
Income tax (provision) / benefit. During the three months ended March 31, 2015, the income tax provision was $(0.3) million, as compared to the income tax benefit of $0.02 million during the three months ended March 31, 2014. The prior-year period included a non-recurring tax benefit that resulted from the impact of the 2014 New York corporate tax reform on our effective tax rate used to value deferred tax liabilities.
Net loss. Net loss was $2.6 million for the both the three months ended March 31, 2015 and March 31, 2014, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the three months ended March 31, 2015, our overall cash, cash equivalents and short-term investments increased $4.8 million from December 31, 2014. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $53.1 million and $48.3 million as of March 31, 2015 and December 31, 2014, respectively.
On May 19, 2014, we entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which provided for the continued arrangement for a line of credit with Bank of America, N.A. of $5.0 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. As of March 31, 2015, we had no borrowings against our line of credit. While the Amended Credit Agreement expires on June 30, 2015, we intend to renew our facility on similar or comparable terms. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
Cash Flows from Operating Activities
Our cash inflows from operating activities are generated by our business segments from revenues, as described above, which include cash from licensing partners, as well as net cash from Meredith, pursuant to the MS Living and MS Weddings Agreements related to the delivery of our content and digital advertising revenue. Operating cash outflows generally include: employee and related costs; editorial costs associated with creating content across our media platforms; costs associated with producing our video programming; and costs of facilities.
Cash provided by operating activities was $5.0 million and $18.6 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we collected $18.2 million in cash from receivables outstanding as of December 31, 2014 related to royalties and advertising. Cash provided by operating activities was partially offset by $5.9 million of cash used to satisfy certain current accounts payable and accrued liabilities outstanding as of December 31, 2014, as well as $3.7 million of cash used to pay certain payroll and related liabilities, including bonus and severance payments, which were expensed during 2014. In addition, our operating loss was $2.4 million for the three months ended March 31, 2015.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash provided by / (used in) investing activities was $8.7 million and $(23.3) million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, cash provided by investing activities primarily consisted of net sales of short-term investments. We used $0.1 million in cash for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash (used in) / provided by financing activities was $(0.05) million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, cash was used in financing activities to pay employee tax obligations in connection with vesting of employee restricted stock unit awards, partially offset by proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
Debt
Borrowings under our $5.0 million line of credit, pursuant to the Amended Credit Agreement, are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%. The Amended Credit Agreement expires on June 30, 2015, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. We intend to renew our facility on similar or comparable terms. As of March 31, 2015 and December 31, 2014, we had no outstanding borrowings against our line of credit, but had outstanding letters of credit of $1.0 million on both dates.

Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter, and year over year, due to publication schedules and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year and during national and religious holiday periods. Given our revenue sharing arrangements with Meredith, specifically with respect to digital advertising revenues, the quarterly performance of our Publishing segment will continue to be affected by seasonal fluctuations. Certain newsstand costs for Martha Stewart Weddings vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
General
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales returns, intangible assets, income taxes and non-cash equity compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that cannot readily be determined from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2014 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2014 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to our market rate risk for changes in interest rates, as those rates relate to our investment portfolio, from our market risk previously disclosed in our 2014 Form 10-K, under the heading Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the first quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material.
ITEM 1A. RISK FACTORS.
There have been no material changes from risk factors as previously disclosed in our 2014 Form 10-K, under the heading Part I, Item 1A, Risk Factors.
ITEM 5. OTHER INFORMATION.
2015 Annual Meeting of Stockholders
We have scheduled the 2015 Annual Meeting of Stockholders to be held via a virtual stockholder meeting on Thursday, October 8, 2015 (the “2015 Annual Meeting”) at 9:00am. In our proxy statement relating to our 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) we disclosed the deadlines by which stockholders must notify us of any proposals to be included in the proxy materials distributed by us for the 2015 Annual Meeting.
Because the expected date of the 2015 Annual Meeting has been established for October 8, 2015, which is more than 30 days from the anniversary of our 2015 Annual Meeting, we have set a new deadline for the receipt of stockholder proposals submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in our proxy materials for the 2015 Annual Meeting. In order to be considered timely, such proposals must be received by our Corporate Secretary no later than July 6, 2015, a reasonable time before we begin to print and mail our proxy materials. Proposals can be addressed to Martha Stewart Living Omnimedia, Inc., Attn: Corporate Secretary, 601 West 26th Street, New York, New York 10001 and must also comply with Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials.
Stockholders also have the right under our bylaws to nominate individuals for election to our Board of Directors and to present a proposal before an annual meeting of stockholders that is not intended to be included in our proxy statement by following specified procedures. For a stockholder proposal for the 2015 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8, including director nominations, the stockholder must (1) provide the applicable information required by our bylaws and (2) give timely notice to our Corporate Secretary at the address above in accordance with our bylaws not earlier than the close of business on the 90th day prior to the annual meeting, or July 10, 2015, and not later than (A) the 60th day prior to the annual meeting, or August 9, 2015, or (B) the later of the tenth day following the day on which notice of the date of the annual meeting is mailed or public disclosure of the date of the annual meeting is made.

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

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	May 5, 2015

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document