Form 10-Q
period 2015-06-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2015-08-05
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of August 3, 2015
Class A, $0.01 par value	32,483,534
Class B, $0.01 par value	24,984,625
Total	57,468,159

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,955	$11,439
Short-term investments	45,255	36,816
Accounts receivable, net	13,779	30,319
Other current assets	1,918	3,108
Total current assets	64,907	81,682
PROPERTY AND EQUIPMENT, net	4,310	4,106
INTANGIBLE ASSETS - TRADEMARKS	34,700	34,700
OTHER NONCURRENT ASSETS	987	991
Total assets	$104,904	$121,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,016	$14,753
Accrued payroll and related costs	2,570	5,706
Current portion of deferred revenue	15,274	16,090
Total current liabilities	27,860	36,549
DEFERRED REVENUE	7,039	10,119
DEFERRED INCOME TAX LIABILITY	4,326	3,755
OTHER NONCURRENT LIABILITIES	2,073	2,371
Total liabilities	41,298	52,794
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 32,533,857 and 32,260,936 shares issued in 2015 and 2014, respectively; 32,474,457 and 32,201,536 shares outstanding in 2015 and 2014, respectively	325	322
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 24,984,625 shares issued and outstanding in 2015 and 2014, respectively	250	250
Capital in excess of par value	345,265	345,021
Accumulated deficit	(281,428)	(276,109)
Accumulated other comprehensive loss	(31)	(24)
	64,381	69,460
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	63,606	68,685
Total liabilities and shareholders’ equity	$104,904	$121,479
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES
Publishing	$6,141	$22,229	$11,853	$41,735
Merchandising	12,008	14,719	22,981	27,803
Broadcasting	95	672	462	1,350
Total revenues	18,244	37,620	35,296	70,888
Production, distribution and editorial	(7,046)	(15,296)	(14,833)	(30,709)
Selling and promotion	(1,053)	(10,165)	(2,259)	(18,262)
General and administrative	(10,050)	(9,086)	(19,027)	(17,995)
Depreciation and amortization	(454)	(829)	(908)	(3,868)
Merger transaction costs	(2,089)	—	(3,070)	—
OPERATING (LOSS) / INCOME	(2,448)	2,244	(4,801)	54
Interest income / (expense) and other, net	23	(133)	57	(565)
(LOSS) / INCOME BEFORE INCOME TAXES	(2,425)	2,111	(4,744)	(511)
Income tax provision	(309)	(344)	(575)	(325)
NET( LOSS) / INCOME	$(2,734)	$1,767	$(5,319)	$(836)
(LOSS) / INCOME PER SHARE – BASIC AND DILUTED
Net (Loss) / Income- Basic	$(0.05)	$0.03	$(0.09)	$(0.01)
Net (Loss) / Income- Diluted	$(0.05)	$0.03	$(0.09)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,410,816	56,964,079	57,309,783	56,823,235
Diluted	57,410,816	57,729,551	57,309,783	56,823,235
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) / income	$(2,734)	$1,767	$(5,319)	$(836)
Other comprehensive (loss) / income:
Amounts reclassified for net realized (gains) / losses on available-for-sale securities included in net (loss) / income	(1)	—	(2)	491
Net unrealized (losses) / gains on available-for-sale securities occurring during the period	(27)	16	(5)	(22)
Other comprehensive (loss) / income	(28)	16	(7)	469
Total comprehensive (loss) / income	$(2,762)	$1,783	$(5,326)	$(367)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2015
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2014	32,261	$322	24,985	$250	$345,021	$(276,109)	$(24)	(59)	$(775)	$68,685
Net loss	—	—	—	—	—	(5,319)	—	—	—	(5,319)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	—	(7)
Issuance of shares of stock in conjunction with stock option exercises	20	—	—	—	84	—	—	—	—	84
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	253	3	—	—	(938)	—	—	—	—	(935)
Non-cash equity compensation	—	—	—	—	1,098	—	—	—	—	1,098
Balance at June 30, 2015	32,534	$325	24,985	$250	$345,265	$(281,428)	$(31)	(59)	$(775)	$63,606
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,319)	$(836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash revenue	(3,338)	(3,555)
Depreciation and amortization	908	3,868
Non-cash equity compensation	1,098	1,039
Deferred income tax expense	571	239
Other non-cash charges, net	(53)	1,203
Changes in operating assets and liabilities
Accounts receivable, net	16,540	16,469
Accounts payable and accrued liabilities and other	(5,369)	104
Accrued payroll and related costs	(3,136)	(2,988)
Deferred revenue	(558)	(2,326)
Other changes	1,178	2,499
Total changes in operating assets and liabilities	8,655	13,758
Net cash provided by operating activities	2,522	15,716
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(481)	(505)
Purchases of short-term investments	(31,078)	(35,713)
Sales of short-term investments	22,404	11,415
Net cash used in investing activities	(9,155)	(24,803)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	84	910
Shares withheld in payment of employee tax obligations	(935)	(232)
Change in restricted cash	—	577
Net cash (used in) / provided by financing activities	(851)	1,255
Net decrease in cash and cash equivalents	(7,484)	(7,832)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,439	21,884
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,955	$14,052
The accompanying notes are an integral part of these consolidated financial statements.

Martha Stewart Living Omnimedia, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. General
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” "MSLO," or the “Company.”
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
2. Merger Agreement
On June 22, 2015, the Company and Sequential Brands Group, Inc., a Delaware Corporation, (“Sequential”) entered into a definitive merger agreement pursuant to which Sequential would acquire 100% of the outstanding shares of MSLO for aggregate consideration valued at $6.15 per share, payable 50% in stock and 50% in cash (the "Merger"). Under the terms of the Merger, each of Sequential and MSLO will merge with and into subsidiaries of Singer Madeline Holdings, Inc., a newly formed public holding company (“TopCo”). TopCo will continue as a publicly traded company on the Nasdaq Stock Market and be renamed Sequential Brands Group, Inc. Pursuant to the terms of the Merger, each share of Sequential common stock will be converted into one share of TopCo common stock. MSLO stockholders will be entitled to elect to receive either (a) $6.15 in cash or (b) a number of shares of TopCo common stock equal to $6.15 divided by the volume weighted average price of Sequential common stock during the five-day period ending on the trading day immediately prior to the closing of the Merger, for each share of MSLO common stock held. The cash and stock elections by MSLO stockholders will be subject to proration in the event of oversubscription, although any shareholder who elects 50% stock and 50% cash will not be subject to proration. The transaction is subject to customary closing conditions and approval by the holders of a majority of MSLO outstanding common stock not owned directly or indirectly by Martha Stewart or her affiliates. The Company incurred merger transaction costs of $2.1 million and $3.1 million for the three and six months ended June 30, 2015, respectively, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties.
For full details of the Merger, refer to TopCo's registration statement on Form S-4 filed with the SEC by TopCo on July 29, 2015, including the preliminary combined statement/prospectus contained therein.
3. Significant Accounting Policies
Recent accounting standards
In July 2015, the Financial Accounting Standards Board ("FASB") announced a one-year deferral of the effective date for Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard is now effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. ASU 2014-09 completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and IFRS. Specifically, it removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The Company is required to adopt ASU 2014-09 on January 1,

2018, with early adoption permitted beginning January 1, 2017. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.
The Company’s significant accounting policies are discussed in detail in its 2014 Form 10-K, specifically in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
4. Fair Value Measurements
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

The Company has no liabilities that are measured at fair value on a recurring basis. The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2015
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,139	$—	$—	$2,139
U.S. government and agency securities	—	1,512	—	1,512
Corporate obligations	—	20,246	—	20,246
Other fixed income securities	—	1,354	—	1,354
International securities	—	20,004	—	20,004
Total	$2,139	$43,116	$—	$45,255

	December 31, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,492	$—	$—	$2,492
U.S. government and agency securities	—	951	—	951
Corporate obligations	—	22,145	—	22,145
Other fixed income securities	—	491	—	491
International securities	—	10,311	—	10,311
Municipal obligations	—	426	—	426
Total	$2,492	$34,324	$—	$36,816
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
5. Short-Term Investments
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
As of June 30, 2015 and December 31, 2014, the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized gains and losses as of June 30, 2015 and December 31, 2014 were insignificant. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of June 30, 2015 or as of December 31, 2014. Contractual maturities for the Company's available-for-sale securities are generally within two years of June 30, 2015.
During the three months ended June 30, 2015 and 2014, and the six months ended June 30, 2015, the gross realized gains and losses on sales of available-for-sale marketable securities, as well as amounts reclassified out of accumulated other comprehensive loss were insignificant. During the six months ended June 30, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were $0.03 million and $(0.5) million, respectively. Included in the realized gains and losses on sales of available-for-sale marketable securities during the six months ended June 30, 2014 were gains reclassified out of accumulated other comprehensive loss of $0.03 million and losses reclassified of $(0.5) million. These amounts are presented net as "Interest income / (expense) and other, net" on the consolidated statements of operations. See Note 6, Accumulated Other Comprehensive Loss, in these Notes to Consolidated Financial Statements for further information.

6. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income / (loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income / (loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains / (losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(24)	$(24)
Amounts reclassified for net realized gains on available-for-sale securities included in net loss *	(2)	(2)
Net unrealized losses on available-for-sale securities occurring during the period	(5)	(5)
Balance at June 30, 2015	$(31)	$(31)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Interest income /(expense) and other, net" in the consolidated statements of operations.
7. Credit Facilities
On June 30, 2015, the Company entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which reduced the Company's line of credit with Bank of America, N.A. from $5.0 million to $2.5 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%. The Amended Credit Agreement expires on June 30, 2016, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million on both dates.
8. Property and Equipment, net
On February 1, 2015, the Company entered into a capital lease for computer equipment. The lease provides for a three-year term for $0.7 million ending February 1, 2017. Minimum annual payments pursuant to the lease are as follows:

Cash Payments (in thousands)
2015	$230
2016	230
2017	230
The present value of these minimum lease payments was $0.7 million. Imputed interest was immaterial. The present value of the minimum lease payments, along with associated accumulated amortization of the capital lease of $0.09 million, were included within "Property and Equipment, net" on the consolidated balance sheet as of June 30, 2015. Ownership of the computer equipment transfers to the Company at the end of the lease term. Accordingly, the computer equipment under this capital lease is being amortized over three years, consistent with the Company's normal depreciation policy for owned computer assets.
Depreciation and amortization expense was $0.9 million during the six months ended June 30, 2015, which included $0.09 million of amortization of assets recorded under a capital lease. For the six months ended June 30, 2014, depreciation and amortization expense was $3.9 million, which included $2.1 million from the non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014.

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
The Company recorded $0.6 million of net tax expense during the six months ended June 30, 2015. The tax expense was attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of June 30, 2015, the liability for uncertain tax positions balance is zero. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate that the liability will change significantly over the next twelve months.
10. Industry Segments
The Company is a globally recognized lifestyle company committed to providing consumers with inspiring content and well-designed, high quality products. The Company’s business segments are currently Publishing, Merchandising and Broadcasting.
The Publishing segment primarily consists of the Company’s operations related to producing content for Martha Stewart Living, Martha Stewart Weddings and books, as well as for the content-driven website, marthastewart.com, and for digital distribution of video content. In October 2014, the Company entered into a Magazine, Content Creation and Licensing Agreement (the “MS Living Agreement”) with Meredith Corporation (“Meredith”), and, effective November 1, 2014, the Company discontinued publication of Martha Stewart Living and the Company's digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and special interest publications, and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com, marthastewartweddings.com and related digital assets. The Company continues to own its underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com.
Concurrently with the MS Living Agreement, the parties also entered into the Magazine Publishing Agreement (the “MS Weddings Agreement”). Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart's Real Weddings. The Company continues to own its underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. Under the MS Weddings Agreement, Meredith provides these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings. For further discussion of our partnership with Meredith, see the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 1, The Company and Note 2, Summary of Significant Accounting Policies.
The Merchandising segment primarily consists of the Company’s operations related to the design and branding of merchandise and related collateral and packaging materials that are manufactured and distributed by its retail and wholesale partners in exchange for royalty income and, in certain agreements, design fees. The Merchandising segment also includes the licensing of talent services to third parties for television programming and commercials.
The Broadcasting segment consists of the Company's limited television production operations and television content library licensing.

Segment information for the three months ended June 30, 2015 and 2014 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2015
Revenues	$6,141	$12,008	$95	$—	$18,244
Non–cash equity compensation	(42)	(10)	—	(471)	(523)
Depreciation and amortization	(62)	(4)	—	(388)	(454)
Merger transaction costs	—	—	—	(2,089)	(2,089)
Operating (loss) / income	(1,628)	8,653	(107)	(9,366)	(2,448)
2014
Revenues	$22,229	$14,719	$672	$—	$37,620
Non–cash equity compensation	(25)	(26)	—	(387)	(438)
Depreciation and amortization	(153)	(10)	(1)	(665)	(829)
Operating (loss) / income	(1,750)	10,995	(131)	(6,870)	2,244
Segment information for the six months ended June 30, 2015 and 2014 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2015
Revenues	$11,853	$22,981	$462	$—	$35,296
Non–cash equity compensation	(86)	(24)	—	(988)	(1,098)
Depreciation and amortization	(118)	(13)	—	(777)	(908)
Merger transaction costs	—	—	—	(3,070)	(3,070)
Operating (loss) / income	(3,756)	16,135	(119)	(17,061)	(4,801)
2014
Revenues	$41,735	$27,803	$1,350	$—	$70,888
Non–cash equity compensation	(83)	(79)	(1)	(876)	(1,039)
Depreciation and amortization	(323)	(29)	(2)	(3,514)	(3,868)
Operating (loss) / income	(4,500)	20,295	62	(15,803)	54
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
In 2014, the Company incurred restructuring expenses of $3.6 million comprised primarily of employee severance and other employee-related termination costs, as well as contract termination costs. As of June 30, 2015, liabilities associated with these expenses were approximately $1.1 million, of which the Company expects to pay the majority prior to June 30, 2016.

12. Legal Matters
On May 19, 2015, R.R. Donnelley & Sons Co. (“RRD”) filed a lawsuit against the Company in Illinois titled R.R. Donnelley & Sons Co. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, RRD claims that the Company improperly terminated its commercial printing agreement with RRD to print Martha Stewart Living and Martha Stewart Weddings following our entrance into agreements with Meredith Corporation to publish the magazines. RRD seeks damages in the amount of $7.7 million. On July 21, 2015, the Company filed a Motion to Dismiss and to Strike. In our motion, the Company maintained that there was no breach and that the claimed damages are unsupported or wholly speculative. We believe that we have meritorious defenses to the claims made by RRD, and intend to vigorously defend such claims. Future litigation costs in this matter may be significant.
Since the announcement of the Merger, a number of putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware, alleging, among other things, that the members of the MSLO board breached their fiduciary duties and that Sequential and its board aided and abetted the alleged breaches of fiduciary duties. The Company, Sequential and each of their respective directors believe these lawsuits are without merit and intend to defend them vigorously.
In addition, the Company is party to legal proceedings in the ordinary course of business, including product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material, though the costs of defending certain litigations have been and may continue to be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements and Risk Factors
Martha Stewart Living Omnimedia, Inc., together with its subsidiaries, is herein referred to as “we,” “us,” “our,” "MSLO," or the “Company.” This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “continue,” “potential” or similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, each of which is described in more detail in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) with respect to our fiscal year ended December 31, 2014 under the heading Part I, Item IA. Risk Factors and as updated in our subsequent Quarterly Reports on Form 10-Q and 8-K filed with the SEC by the Company:

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

•	our inability to successfully and profitably develop or introduce new products and services;

•	our failure to predict, respond to and influence trends in consumer taste;

•	disruption in our partnership with Meredith Corporation and Meredith's inability to successfully market and sell our magazines and websites;

•	our failure to meet competitive pressures or respond to industry changes with respect to our content and products;

•	continued weak and uncertain worldwide economic conditions;

•	loss of key executives;

•	the cost of defending certain litigations we are party to, which have been and may continue to be significant;

•	future asset impairment charges;

•	the impact of unauthorized access to our electronically-stored data; and

•	failure to protect our intellectual property.
As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a definitive merger agreement with Sequential Brands Group, Inc. (“Sequential”) pursuant to which Sequential would acquire 100% of the outstanding shares of MSLO for aggregate consideration valued at $6.15 per share, payable 50% in stock and 50% in cash (the "Merger"). Risk, uncertainties and assumptions relating to the Merger include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the inability to complete the Merger due to the failure to obtain stockholder approvals for the Merger or the failure to satisfy other conditions to completion of the Merger; (3) the failure of Sequential to obtain the necessary financing arrangements to consummate the Merger; (4) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; (5) the effect of the announcement of the Merger on the Company’s relationships with its licensing partners, operating results and business generally; (6) the occurrence of problems in successfully integrating the business of Sequential and the Company; (7) the failure of Sequential to realize the synergies expected from the Merger; and (8) other risks that are described in Merger-related materials filed by Singer Madeline Holdings, Inc., Sequential and the Company with the SEC, including the registration statement on Form S-4 filed with the SEC by Singer Madeline Holdings, Inc. on July 29, 2015 and the preliminary combined statement/prospectus contained therein (the "Registration Statement on Form S-4").
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
Our core strategy is to enhance the value and reach of our brand and our content to accelerate our growth in a manner that provides value to our shareholders. We hope to grow our merchandising business by capitalizing on our brand equity and diversifying into new categories, distribution channels and markets. Specifically, we aim to negotiate new partnerships that fully reward us for the value of our brands and our active role in product development and design. Further, we aim to continue to create inspirational content, appealing to our loyal customers, to be distributed and monetized through our owned and operated social platforms and across our licensed publishing partners’ platforms. With our partnership with Meredith Corporation, we are in a position to focus on our core strength as a Company: creating and licensing award-winning, inspirational content.
On June 22, 2015, the Company and Sequential entered into a definitive merger agreement, as defined above. Under the terms of the Merger, each of Sequential and MSLO will merge with and into subsidiaries of Singer Madeline Holdings, Inc., a newly formed public holding company (“TopCo”). TopCo will continue as a publicly traded company on the Nasdaq Stock Market and be renamed Sequential Brands Group, Inc. Pursuant to the terms of the Merger, each share of Sequential common stock will be converted into one share of TopCo common stock. MSLO stockholders will be entitled to elect to receive either (a) $6.15 in cash or (b) a number of shares of TopCo common stock equal to $6.15 divided by the volume weighted average price of Sequential common stock during the five-day period ending on the trading day immediately prior to the closing of the Merger, for each share of MSLO common stock held. The cash and stock elections by MSLO stockholders will be subject to proration in the event of oversubscription, although any shareholder who elects 50% stock and 50% cash will not be subject to proration. The transaction is subject to customary closing conditions and approval by the holders of a majority of MSLO outstanding common stock not owned directly or indirectly by Martha Stewart or her affiliates. For full details of the Merger, refer to TopCo's Registration Statement on Form S-4.
We are currently organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)
Total Revenues	$18,244	$37,620	$35,296	$70,888
Total Operating Costs and Expenses	(20,692)	(35,376)	(40,097)	(70,834)
Total Operating (Loss) / Income	$(2,448)	$2,244	$(4,801)	$54
On October 14, 2014, we entered into the MS Living Agreement with Meredith Corporation and, effective November 1, 2014, we discontinued publication of Martha Stewart Living and our related digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and special interest publications, and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com and marthastewartweddings.com, and our related digital assets. We continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com. Concurrently with the MS Living Agreement, we also entered into the MS Weddings Agreement with Meredith. Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings. We continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. Under the MS Weddings Agreement, Meredith provides these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings.
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
We generate revenue from various sources such as licensing partners and advertising customers. Publishing segment revenues beginning January 1, 2015 are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Weddings and related special interest publications, as well as royalties from our book business. Publishing segment revenues also include the recognition of licensing revenue for editorial content provided to Meredith, as well as our share of any advertising revenue generated by Meredith for our digital properties, primarily marthastewart.com. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's, J.C. Penney and PetSmart. Our wholesale partnerships include Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michaels and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril Lagasse brand. Merchandising segment revenues are also derived from the licensing of talent services. Broadcasting segment revenues are generated from our limited television production operations and television content library licensing. Our expenses across all of our segments primarily consist of compensation and related charges, as well as general overhead costs, including facilities and related expenses. In our Publishing segment, we incur expenses related to the production, distribution, selling and marketing of Martha Stewart Weddings. We also incur editorial costs associated with creating content for Martha Stewart Living, Martha Stewart Weddings and our digital operations, as well as the costs associated with producing our video programming.
Detailed segment operating results for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)
Segment Revenues:
Publishing	$6,141	$22,229	$11,853	$41,735
Merchandising	12,008	14,719	22,981	27,803
Broadcasting	95	672	462	1,350
TOTAL REVENUES	18,244	37,620	35,296	70,888
Segment Operating Costs and Expenses:
Publishing	(7,769)	(23,979)	(15,609)	(46,235)
Merchandising	(3,355)	(3,724)	(6,846)	(7,508)
Broadcasting	(202)	(803)	(581)	(1,288)
TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	(11,326)	(28,506)	(23,036)	(55,031)
Segment Operating (Loss) / Income:
Publishing	(1,628)	(1,750)	(3,756)	(4,500)
Merchandising	8,653	10,995	16,135	20,295
Broadcasting	(107)	(131)	(119)	62
Total Segment Operating Income Before Corporate Expenses	6,918	9,114	12,260	15,857
Corporate Expenses *	(9,366)	(6,870)	(17,061)	(15,803)
TOTAL OPERATING (LOSS) / INCOME	$(2,448)	$2,244	$(4,801)	$54
* Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive (including Martha Stewart, our Founder and Chief Creative Officer), finance, legal, human resources, corporate communications, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance. In addition, for the three and six months ended June 30, 2015, Corporate expenses also included merger transaction costs, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties.

Operating Results for the Three Months ended June 30, 2015 Compared to Three Months ended June 30, 2014
For the three months ended June 30, 2015, total revenues decreased 52%, compared to the three months ended June 30, 2014, primarily due to our partnership with Meredith, which impacted print advertising and circulation revenue, as well as digital advertising revenue. In addition, Merchandising segment royalty and other revenues were lower primarily due to the impact of certain expired partnerships and lower sales at The Home Depot.
During the three months ended June 30, 2015, our operating costs and expenses before Corporate expenses decreased $17.2 million or 60% from the prior-year period, primarily due to our partnership with Meredith, which allowed us to eliminate almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our website. Publishing segment expenses included a non-recurring charge of $0.7 million related to the buyout of a legacy contract.
Corporate expenses increased 36% for the three months ended June 30, 2015, as compared to the prior-year period, primarily due to merger transaction costs of $2.1 million, principally for legal and financial advisory services related to our potential merger with Sequential.
Operating Results for the Six Months ended June 30, 2015 Compared to Six Months ended June 30, 2014
For the six months ended June 30, 2015, total revenues decreased 50%, compared to the six months ended June 30, 2014, primarily due to our partnership with Meredith, which impacted print advertising and circulation revenue, as well as digital advertising revenue. In addition, Merchandising segment royalty and other revenues were lower primarily due to the impact of certain expired partnerships and lower sales at The Home Depot.
During the six months ended June 30, 2015, our operating costs and expenses before Corporate expenses decreased $32.0 million or 58% from the prior-year period, primarily due to our partnership with Meredith, which eliminated almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our website.
Corporate expenses increased 8% for the six months ended June 30, 2015, as compared to the prior-year period, primarily due to merger transaction costs of $3.1 million, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties. The increase was partially offset by the non-recurring accelerated amortization of leasehold improvements during the six months ended June 30, 2014, with no comparable charge in the current-year period.
Liquidity
During the six months ended June 30, 2015, our overall cash, cash equivalents and short-term investments increased $0.9 million from December 31, 2014. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $49.2 million and $48.3 million as of June 30, 2015 and December 31, 2014, respectively.

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014
PUBLISHING SEGMENT

	Three months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$1,610	$9,259	$(7,649)
Digital advertising	2,160	5,879	(3,719)
Circulation	473	6,336	(5,863)
Books	151	416	(265)
Licensing and other	1,747	339	1,408
Total Publishing Segment Revenues	6,141	22,229	(16,088)

Production, distribution and editorial	(5,233)	(12,863)	7,630
Selling and promotion	(687)	(9,621)	8,934
General and administrative	(1,787)	(1,342)	(445)
Depreciation and amortization	(62)	(153)	91
Publishing Segment Operating Loss	$(1,628)	$(1,750)	$122
Our Publishing segment results for the three months ended June 30, 2015 were impacted by our partnership with Meredith. Specifically, as a result of the MS Living Agreement, during the three months ended June 30, 2015: (i) print advertising and circulation revenues associated with Martha Stewart Living, along with related paper, printing and distribution costs, were eliminated; (ii) digital advertising revenue included only our share of total digital advertising revenue, net of commissions and certain third-party expenses; (iii) other revenue included licensing revenue associated with the delivery of print and digital editorial content to Meredith; and (iv) selling and promotion expenses benefited from the elimination of most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. The MS Weddings Agreement had no impact on the recognition of revenues and expenses associated with Martha Stewart Weddings and related special interest publications. See the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of our revenue recognition policies with respect to our partnership with Meredith.
Publishing segment revenues decreased $16.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to the impact of our partnership with Meredith, as discussed above. Print advertising revenue decreased $7.6 million due to the recognition of $7.2 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the three months ended June 30, 2015. Print advertising revenue from Martha Stewart Weddings decreased $0.4 million due to fewer advertising pages sold at lower rates. Digital advertising revenue decreased $3.7 million primarily due to our digital revenue share arrangement with Meredith. Before the revenue share and allowable deductions, digital advertising revenue declined $1.2 million compared to the prior-year period. Circulation revenue decreased $5.9 million due to the recognition of $5.8 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the three months ended June 30, 2015. Circulation revenue from Martha Stewart Weddings decreased $0.2 million due to lower newsstand sales. Revenue from books royalties decreased due to a non-recurring benefit of $0.4 million during the prior-year period, with no comparable revenue during the three months ended June 30, 2015. Licensing and other revenue in our Publishing segment increased $1.4 million primarily due to the recognition of licensing revenue in connection with the delivery of print and digital editorial content to Meredith.
Production, distribution and editorial expenses decreased $7.6 million primarily due to the impact of our partnership with Meredith, specifically due to the elimination of: i) $5.8 million in non-editorial costs associated with Martha Stewart Living in the prior-year period, including paper, printing and distribution costs; and ii) $1.5 million in production, distribution and editorial expenses associated with our digital assets, including our websites. Selling and promotion expenses decreased $8.9 million due to the elimination of most of our advertising sales and marketing costs for Martha Stewart Living and our digital properties, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. General and administrative expenses increased $0.4 million during the three months ended June 30, 2015 primarily due to a non-recurring charge of $0.7 million related to the buyout of a legacy Publishing segment contract. This charge was partially offset by lower allocated facilities costs.

MERCHANDISING SEGMENT

	Three months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$12,008	$14,719	$(2,711)
Total Merchandising Segment Revenues	12,008	14,719	(2,711)

Production, distribution and editorial	(1,611)	(1,721)	110
Selling and promotion	(366)	(466)	100
General and administrative	(1,374)	(1,527)	153
Depreciation and amortization	(4)	(10)	6
Merchandising Segment Operating Income	$8,653	$10,995	$(2,342)
Merchandising segment revenues decreased 18% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to the impact of certain expired partnerships and lower sales at The Home Depot. In addition, the prior-year period included revenues of approximately $0.7 million related to the licensing of talent services to third parties for television commercials featuring Martha Stewart, with no comparable revenues during the three months ended June 30, 2015. These revenue declines were partially offset by an increase in royalties from our direct license relationship with PetSmart. Merchandising segment revenues for both the three months ended June 30, 2015 and 2014 included $1.7 million from the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney.
Merchandising segment expenses decreased due to lower compensation expenses and lower allocated facilities expenses.

BROADCASTING SEGMENT

	Three months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$—	$547	$(547)
Licensing and other	95	125	(30)
Total Broadcasting Segment Revenues	95	672	(577)

Production, distribution and editorial	(202)	(712)	510
Selling and promotion	—	(78)	78
General and administrative	—	(12)	12
Depreciation and amortization	—	(1)	1
Broadcasting Segment Operating Loss	$(107)	$(131)	$24
Broadcasting segment revenues decreased $0.6 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The prior-year period included $0.5 million of advertising revenue generated from sponsorships related to the third season of Martha Bakes on PBS, with no comparable programming and associated revenue during the three months ended June 30, 2015.
Broadcasting segment expenses decreased due to lower production costs, as well as reduced selling and promotion headcount.

CORPORATE

	Three months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
General and administrative	$(6,889)	$(6,205)	$(684)
Depreciation and amortization	(388)	(665)	277
Merger transaction costs	(2,089)	—	(2,089)
Corporate Operating Costs and Expenses	$(9,366)	$(6,870)	$(2,496)
Corporate operating costs and expenses increased 36% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. General and administrative expenses increased $0.7 million due to higher legal fees and higher allocated facilities expenses. Legal fees for the three months ended June 30, 2015 and 2014 included $0.9 million and $0.5 million, respectively, in expenses related to litigation with a former licensing partner (Age Group, Ltd. v. Martha Stewart Living Omnimedia, Inc. filed October 2, 2013 in the Supreme Court of New York County, New York). We also incurred $2.1 million in merger transaction costs, principally for legal and financial advisory services, related to our potential merger with Sequential.

OTHER ITEMS
Net (loss) / income. Net loss was $(2.7) million for the three months ended June 30, 2015, compared to net income of $1.8 million for the three months ended June 30, 2014, as a result of the factors described above.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014
PUBLISHING SEGMENT

	Six months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$3,516	$18,944	$(15,428)
Digital advertising	3,921	9,093	(5,172)
Circulation	715	12,604	(11,889)
Books	215	579	(364)
Licensing and other	3,486	515	2,971
Total Publishing Segment Revenues	11,853	41,735	(29,882)

Production, distribution and editorial	(10,913)	(26,012)	15,099
Selling and promotion	(1,482)	(17,268)	15,786
General and administrative	(3,096)	(2,632)	(464)
Depreciation and amortization	(118)	(323)	205
Publishing Segment Operating Loss	$(3,756)	$(4,500)	$744
Our Publishing segment results for the six months ended June 30, 2015 were impacted by our partnership with Meredith. Specifically, as a result of the MS Living Agreement, during the six months ended June 30, 2015: (i) print advertising and circulation revenues associated with Martha Stewart Living, along with related paper, printing and distribution costs, were eliminated; (ii) digital advertising revenue included only our share of total digital advertising revenue, net of commissions and certain third-party expenses; (iii) other revenue included licensing revenue associated with the delivery of print and digital editorial content to Meredith; and (iv) selling and promotion expenses benefited from the elimination of most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. The MS Weddings Agreement had no impact on the recognition of revenues and expenses associated with Martha Stewart Weddings and related special interest publications. See the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of our revenue recognition policies with respect to our partnership with Meredith.
Publishing segment revenues decreased $29.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to the impact of our partnership with Meredith, as discussed above. Print advertising revenue decreased $15.4 million due to the recognition of $14.6 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the six months ended June 30, 2015. Print advertising revenue from Martha Stewart Weddings decreased $0.8 million due to fewer advertising pages sold at lower rates. Digital advertising revenue decreased $5.2 million due to our digital revenue share arrangement with Meredith. Before the revenue share and allowable deductions, digital advertising revenue declined $1.4 million compared to the prior-year period. Circulation revenue decreased $11.9 million due to the recognition of $11.6 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the six months ended June 30, 2015. Circulation revenue from Martha Stewart Weddings decreased $0.4 million due to lower newsstand sales. Revenue from books royalties decreased due to a non-recurring benefit of $0.4 million during the prior-year period, with no comparable revenue during the six months ended June 30, 2015. Licensing and other revenue in our Publishing segment increased $3.0 million primarily due to the recognition of licensing revenue in connection with the delivery of print and digital editorial content to Meredith.
Production, distribution and editorial expenses decreased $15.1 million primarily due to the impact of our partnership with Meredith, specifically due to the elimination of: i) $11.9 million in non-editorial costs associated with Martha Stewart Living in the prior-year period, including paper, printing and distribution costs; and ii) $2.8 million in production, distribution and editorial expenses associated with our digital assets, including our websites. Selling and promotion expenses decreased $15.8 million due to the elimination of most of our advertising sales and marketing costs for Martha Stewart Living and our digital properties, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. General and administrative expenses increased $0.5 million during the six months ended June 30, 2015 primarily due to a non-recurring charge of $0.7 million related to the buyout of a legacy Publishing segment contract. This charge was partially offset by lower allocated facilities costs.

MERCHANDISING SEGMENT

	Six months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$22,981	$27,803	$(4,822)
Total Merchandising Segment Revenues	22,981	27,803	(4,822)

Production, distribution and editorial	(3,372)	(3,576)	204
Selling and promotion	(749)	(853)	104
General and administrative	(2,712)	(3,050)	338
Depreciation and amortization	(13)	(29)	16
Merchandising Segment Operating Income	$16,135	$20,295	$(4,160)
Merchandising segment revenues decreased 17% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to the impact of certain expired partnerships and lower sales at The Home Depot. In addition, the prior-year period included revenues of approximately $0.7 million related to the licensing of talent services to third parties for television commercials featuring Martha Stewart, with no comparable revenues during the six months ended June 30, 2015. These revenue declines were partially offset by an increase in royalties from our direct license relationship with PetSmart. Merchandising segment revenues for both the six months ended June 30, 2015 and 2014 included $3.3 million from the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney.
Merchandising segment expenses decreased due to lower compensation expenses and lower allocated facilities expenses.

BROADCASTING SEGMENT

	Six months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$172	$876	$(704)
Licensing and other	290	474	(184)
Total Broadcasting Segment Revenues	462	1,350	(888)

Production, distribution and editorial	(548)	(1,121)	573
Selling and promotion	(28)	(141)	113
General and administrative	(5)	(24)	19
Depreciation and amortization	—	(2)	2
Broadcasting Segment Operating (Loss) / Income	$(119)	$62	$(181)
Broadcasting segment revenues decreased $0.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Advertising revenue decreased $0.7 million due to lower fees earned from sponsorship revenue related to the fourth season of Martha Bakes on PBS, as compared to the third seasons of both Martha Stewart's Cooking School and Martha Bakes in the prior-year period. Licensing and other revenue decreased $0.2 million primarily due to lower radio licensing revenue as a result of the expiration of our agreement with Sirius XM Radio in February 2015.
Broadcasting segment expenses decreased due to lower production costs and reduced selling and promotion headcount.

CORPORATE

	Six months ended June 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
General and administrative	$(13,214)	$(12,289)	$(925)
Depreciation and amortization	(777)	(3,514)	2,737
Merger transaction costs	(3,070)	—	(3,070)
Corporate Operating Costs and Expenses	$(17,061)	$(15,803)	$(1,258)
Corporate operating costs and expenses increased 8% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. General and administrative expenses increased $0.9 million primarily due to higher legal fees and higher allocated facilities expenses. Our legal fees for the six months ended June 30, 2015 and 2014 included $1.3 million and $0.5 million, respectively, in expenses related to litigation with a former licensing partner (Age Group, Ltd. v. Martha Stewart Living Omnimedia, Inc. filed October 2, 2013 in the Supreme Court of New York County, New York). Depreciation and amortization decreased $2.7 million primarily due to the non-recurring accelerated amortization of leasehold improvements during the six months ended June 30, 2014 related to vacating 21% of our primary office space. We also incurred $3.1 million in merger transaction costs, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties.

OTHER ITEMS
Interest income / (expense) and other, net. Interest income / (expense) and other, net, for the six months ended June 30, 2014 was the result of net realized losses on certain of our short-term investments, inclusive of reclassification adjustments for previous net unrealized losses on available-for-sale securities, of $(0.5) million, with no comparable loss during the six months ended June 30, 2015.
Income tax provision. The income tax provision was $0.6 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The prior-year period included a non-recurring tax benefit reflecting the impact of the 2014 New York corporate tax reform on our effective tax rate used to value deferred tax liabilities.
Net loss. Net loss was $5.3 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the six months ended June 30, 2015, our overall cash, cash equivalents and short-term investments increased $0.9 million from December 31, 2014. The increase was primarily due to the collection of receivables from royalties and advertising. Cash, cash equivalents and short-term investments were $49.2 million and $48.3 million as of June 30, 2015 and December 31, 2014, respectively.
On June 30, 2015, we entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which reduced our line of credit with Bank of America, N.A. from $5.0 million to $2.5 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. As of June 30, 2015, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash provided by operating activities was $2.5 million and $15.7 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we collected $16.6 million in cash from receivables related to royalties and advertising. Cash provided by operating activities was partially offset by $5.4 million of cash used to satisfy certain current accounts payable and accrued liabilities outstanding as of December 31, 2014, as well as $3.1 million of cash used to pay certain payroll and related liabilities, including bonus and severance payments, which were expensed during 2014. In addition, our operating loss was $4.8 million for the six months ended June 30, 2015.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash used in investing activities was $9.2 million and $24.8 million for the six months ended June 30, 2015 and 2014, respectively, primarily from the net purchases of short-term investments. We used $0.5 million in cash during the six months ended June 30, 2015 for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash (used in) / provided by financing activities was $(0.9) million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, cash was used in financing activities to pay employee tax obligations in connection with vesting of employee restricted stock unit awards, partially offset by proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
Debt
Any borrowings under our $2.5 million line of credit, pursuant to the Amended Credit Agreement, are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%. The Amended Credit Agreement expires on June 30, 2016, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings against our line of credit, but had outstanding letters of credit of $1.0 million on both dates.

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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the second quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
R.R. Donnelley & Sons Co. v. Martha Stewart Living Omnimedia, Inc.
On May 19, 2015, R.R. Donnelley & Sons Co. (“RRD”) filed a lawsuit against us in the Circuit Court of Cook County, Illinois titled R.R. Donnelley & Sons Co. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, RRD claims that we improperly terminated the commercial printing agreement we had with RRD to print Martha Stewart Living and Martha Stewart Weddings following our entrance into agreements with Meredith Corporation to publish the magazines. RRD seeks damages in the amount of $7.7 million. On July 21, 2015, we filed a Motion to Dismiss and to Strike. In our motion, we maintained that there was no breach and that the claimed damages are unsupported or wholly speculative. We believe that we have meritorious defenses to the claims made by RRD, and we intend to vigorously defend such claims. Litigation costs in this matter may be significant.
Litigation Related to the Merger
Since the announcement of the Merger, a number of putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware, alleging, among other things, that the members of the MSLO board breached their fiduciary duties and that Sequential and its board aided and abetted the alleged breaches of fiduciary duties. The Company, Sequential and each of their respective directors believe these lawsuits are without merit and intend to defend them vigorously.
In addition, we are party to legal proceedings in the ordinary course of business, including product liability claims for which we are indemnified by our licensees. None of these proceedings is deemed material, though the costs of defending certain litigations have been and may continue to be significant.
ITEM 1A. RISK FACTORS.
Except as noted below, there have been no material changes with regard to the risk factors as previously disclosed in our 2014 Form 10-K. For a detailed description of risk factors, refer to Part I, Item 1A, Risk Factors on our 2014 Form 10-K, which is incorporated by reference herein.
We face certain risks related to our potential Merger with Sequential. A description of these risks can be found in the section entitled “Risk Factors” in the Registration Statement on Form S-4. There have been no material changes from the risk factors described in the Registration Statement on Form S-4.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

2.1+
Agreement and Plan of Merger, dated as of June 22, 2015, by and among Martha Stewart Living Omnimedia, Inc., Madeline Merger Sub, Inc., Sequential Brands Group, Inc., Singer Merger Sub, Inc., and Singer Madeline Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 24, 2015 (the "July 24, 2015 8-K").

3.1	Martha Stewart Living Omnimedia, Inc. By-Law Amendment, Article VI Section 8 (incorporated by reference to Exhibit 3.1 to the July 24, 2015 8-K).

10.1*	Amendment, dated as of June 30, 2015, to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.2
Amended and Restated Intellectual Property License and Preservation Agreement, dated as of June 22, 2015, by and between Martha Stewart and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to the July 24, 2015 8-K).

10.3
Amended and Restated Intangible Asset License Agreement, dated as of June 22, 2015, by and between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.3 to the July 24, 2015 8-K).

10.4†
Employment Agreement between Allison Hoffman and Martha Stewart Living Omnimedia, Inc., dated October 16, 2014, as amended June 22, 2015 (incorporated by reference to Exhibit 10.4 to the July 24, 2015 8-K).

99.1
Voting Support and Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Singer Madeline Holdings, Inc., and certain stockholders of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 99.1 to the July 24, 2015 8-K).

99.2
Registration Rights Agreement, dated as of June 22, 2015, by and between Singer Madeline Holdings, Inc. and certain stockholders of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 99.2. to the July 24, 2015 8-K).

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
* Indicates filed herewith.
† Indicates management contracts and compensatory plans.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	August 5, 2015

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1+
Agreement and Plan of Merger, dated as of June 22, 2015, by and among Martha Stewart Living Omnimedia, Inc., Madeline Merger Sub, Inc., Sequential Brands Group, Inc., Singer Merger Sub, Inc., and Singer Madeline Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (file number 001-15395) filed on July 24, 2015 (the "July 24, 2015 8-K").

3.1	Martha Stewart Living Omnimedia, Inc. By-Law Amendment, Article VI Section 8 (incorporated by reference to Exhibit 3.1 to the July 24, 2015 8-K).

10.1*	Amendment, dated as of June 30, 2015, to the Amended and Restated Loan Agreement, dated as of February 14, 2012, between Bank of America, N.A. and Martha Stewart Living Omnimedia, Inc.

10.2
Amended and Restated Intellectual Property License and Preservation Agreement, dated as of June 22, 2015, by and between Martha Stewart and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.2 to the July 24, 2015 8-K).

10.3
Amended and Restated Intangible Asset License Agreement, dated as of June 22, 2015, by and between MS Real Estate Management Company and Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 10.3 to the July 24, 2015 8-K).

10.4†
Employment Agreement between Allison Hoffman and Martha Stewart Living Omnimedia, Inc., dated October 16, 2014, as amended June 22, 2015 (incorporated by reference to Exhibit 10.4 to the July 24, 2015 8-K).

99.1
Voting Support and Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Singer Madeline Holdings, Inc., and certain stockholders of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 99.1 to the July 24, 2015 8-K).

99.2
Registration Rights Agreement, dated as of June 22, 2015, by and between Singer Madeline Holdings, Inc. and certain stockholders of Martha Stewart Living Omnimedia, Inc. (incorporated by reference to Exhibit 99.2. to the July 24, 2015 8-K).

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
* Indicates filed herewith.
† Indicates management contracts and compensatory plans.