Form 10-Q
period 2015-09-30
MARTHA STEWART LIVING OMNIMEDIA INC
filed 2015-11-05
CIK 1091801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Outstanding as of November 3, 2015
Class A, $0.01 par value	32,512,068
Class B, $0.01 par value	24,984,625
Total	57,496,693

Martha Stewart Living Omnimedia, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,680	$11,439
Short-term investments	37,152	36,816
Accounts receivable, net	14,348	30,319
Other current assets	2,766	3,108
Total current assets	58,946	81,682
PROPERTY AND EQUIPMENT, net	3,898	4,106
INTANGIBLE ASSETS - TRADEMARKS	34,700	34,700
OTHER NONCURRENT ASSETS	976	991
Total assets	$98,520	$121,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,018	$14,753
Accrued payroll and related costs	1,777	5,706
Current portion of deferred revenue	16,515	16,090
Total current liabilities	24,310	36,549
DEFERRED REVENUE	5,387	10,119
DEFERRED INCOME TAX LIABILITY	4,612	3,755
OTHER NONCURRENT LIABILITIES	1,812	2,371
Total liabilities	36,121	52,794
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value, 350,000,000 shares authorized; 32,571,468 and 32,260,936 shares issued in 2015 and 2014, respectively; 32,512,068 and 32,201,536 shares outstanding in 2015 and 2014, respectively	325	322
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized; 24,984,625 shares issued and outstanding in 2015 and 2014, respectively	250	250
Capital in excess of par value	345,522	345,021
Accumulated deficit	(282,907)	(276,109)
Accumulated other comprehensive loss	(16)	(24)
	63,174	69,460
Less: Class A treasury stock – 59,400 shares at cost	(775)	(775)
Total shareholders’ equity	62,399	68,685
Total liabilities and shareholders’ equity	$98,520	$121,479
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES
Publishing	$5,323	$15,781	$17,176	$57,516
Merchandising	11,669	13,691	34,650	41,494
Broadcasting	468	139	930	1,489
Total revenues	17,460	29,611	52,756	100,499
Production, distribution and editorial	(7,271)	(13,988)	(22,104)	(44,697)
Selling and promotion	(1,327)	(9,081)	(3,586)	(27,343)
General and administrative	(8,532)	(9,259)	(27,559)	(27,254)
Depreciation and amortization	(550)	(783)	(1,458)	(4,651)
Impairment of trademark and goodwill	—	(11,350)	—	(11,350)
Merger transaction costs	(1,059)	—	(4,129)	—
OPERATING LOSS	(1,279)	(14,850)	(6,080)	(14,796)
Interest income / (expense) and other, net	110	52	167	(513)
LOSS BEFORE INCOME TAXES	(1,169)	(14,798)	(5,913)	(15,309)
Income tax (provision) / benefit	(310)	3,733	(885)	3,408
NET LOSS	$(1,479)	$(11,065)	$(6,798)	$(11,901)
LOSS PER SHARE – BASIC AND DILUTED
Net Loss	$(0.03)	$(0.19)	$(0.12)	$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	57,476,330	57,074,872	57,365,909	56,908,036
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(1,479)	$(11,065)	$(6,798)	$(11,901)
Other comprehensive income / (loss):
Amounts reclassified for net realized losses / (gains) on available-for-sale securities included in net loss	1	—	(1)	491
Net unrealized gains / (losses) on available-for-sale securities occurring during the period	14	—	9	(22)
Other comprehensive income	15	—	8	469
Total comprehensive loss	$(1,464)	$(11,065)	$(6,790)	$(11,432)
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2015
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock					Class A Treasury Stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Total
Balance at December 31, 2014	32,261	$322	24,985	$250	$345,021	$(276,109)	$(24)	(59)	$(775)	$68,685
Net loss	—	—	—	—	—	(6,798)	—	—	—	(6,798)
Other comprehensive income	—	—	—	—	—	—	8	—	—	8
Issuance of shares of stock in conjunction with stock option exercises	22	—	—	—	92	—	—	—	—	92
Issuance of shares of stock and restricted stock, net of cancellations and tax withholdings	289	3	—	—	(1,090)	—	—	—	—	(1,087)
Non-cash equity compensation	—	—	—	—	1,499	—	—	—	—	1,499
Balance at September 30, 2015	32,572	$325	24,985	$250	$345,522	$(282,907)	$(16)	(59)	$(775)	$62,399
The accompanying notes are an integral part of these consolidated financial statements.

MARTHA STEWART LIVING OMNIMEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,798)	$(11,901)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Non-cash revenue	(5,035)	(5,311)
Depreciation and amortization	1,458	4,651
Impairment of trademark and goodwill	—	11,350
Non-cash equity compensation	1,499	1,513
Deferred income tax expense / (benefit)	857	(3,534)
Other non-cash charges, net	(184)	1,209
Changes in operating assets and liabilities
Accounts receivable, net	15,971	19,203
Accounts payable and accrued liabilities and other	(9,188)	(749)
Accrued payroll and related costs	(3,929)	(4,687)
Deferred revenue	728	(5,868)
Other changes	298	1,642
Total changes in operating assets and liabilities	3,880	9,541
Net cash (used in) / provided by operating activities	(4,323)	7,518
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(797)	(624)
Purchases of short-term investments	(31,867)	(41,569)
Sales of short-term investments	31,223	17,337
Net cash used in investing activities	(1,441)	(24,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from stock option exercises	92	910
Shares withheld in payment of employee tax obligations	(1,087)	(286)
Change in restricted cash	—	577
Net cash (used in) / provided by financing activities	(995)	1,201
Net decrease in cash and cash equivalents	(6,759)	(16,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,439	21,884
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,680	$5,747
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
2. Merger Agreement
On June 22, 2015, the Company and Sequential Brands Group, Inc., a Delaware corporation (“Sequential”), entered into a definitive merger agreement pursuant to which Sequential would acquire 100% of the outstanding shares of MSLO for aggregate consideration valued at $6.15 per share, payable 50% in stock and 50% in cash (the "Merger"). Under the terms of the Merger, each of Sequential and MSLO will merge with and into subsidiaries of Singer Madeline Holdings, Inc., a newly formed public holding company (“TopCo”). TopCo will continue as a publicly traded company on the Nasdaq Stock Market under the symbol "SQBG" and will be renamed "Sequential Brands Group, Inc." Pursuant to the terms of the Merger, each share of Sequential common stock will be converted into one share of TopCo common stock. MSLO stockholders will be entitled to elect to receive either (a) $6.15 in cash or (b) a number of shares of TopCo common stock equal to $6.15 divided by the volume weighted average price of Sequential common stock during the five-day period ending on the trading day immediately prior to the closing of the Merger, for each share of MSLO common stock held. The cash and stock elections by MSLO stockholders will be subject to proration in the event of oversubscription, although any stockholder who elects 50% stock and 50% cash will not be subject to proration. The transaction is subject to customary closing conditions and approval by the holders of a majority of MSLO outstanding common stock not owned directly or indirectly by Martha Stewart or her affiliates. The Company is holding a special meeting of its stockholders on Wednesday, December 2, 2015 where stockholders of record as of the close of business on October 26, 2015 will vote to, among other things, approve the Merger. The Company incurred merger transaction costs of $1.1 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties.
The business description and financial results in this Quarterly Report on Form 10-Q apply only to the Company’s business, and, apart from the merger transaction costs incurred by the Company, do not reflect the potential effects of the Merger. For further information regarding the Merger and the special meeting of stockholders, please refer to (i) the TopCo registration statement on Form S-4, filed with the SEC by TopCo on July 29, 2015, as amended (the “TopCo S-4”), (ii) the combined proxy statement/prospectus filed with the SEC by the Company on October 27, 2015 on Schedule 14A, which forms a part of the TopCo S-4, and (iii) the Company’s Current Reports on Form 8-K filed with the SEC on June 22, 2015, June 24, 2015 and October 22, 2015.
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
4. Fair Value Measurements
The Company categorizes its assets measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset. The three levels of the fair value hierarchy are:

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

The Company has no liabilities that are measured at fair value on a recurring basis. The following tables present the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2015
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Equity security	$69	$—	$—	$69
U.S. government and agency securities	—	1,512	—	1,512
Corporate obligations	—	17,036	—	17,036
Other fixed income securities	—	1,256	—	1,256
International securities	—	17,111	—	17,111
Municipal obligations	—	168	—	168
Total	$69	$37,083	$—	$37,152

	December 31, 2014
(in thousands)	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Short-term investments:
Fixed income mutual fund	$2,492	$—	$—	$2,492
U.S. government and agency securities	—	951	—	951
Corporate obligations	—	22,145	—	22,145
Other fixed income securities	—	491	—	491
International securities	—	10,311	—	10,311
Municipal obligations	—	426	—	426
Total	$2,492	$34,324	$—	$36,816
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
5. Short-Term Investments
The Company's investments primarily consist of marketable debt securities that are classified as available-for-sale and presented as "Short-term investments," a component of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is netted against the related interest income and both are included in "Interest income / (expense) and other, net" in the consolidated statements of operations.
Realized gains and losses are classified as other income or expense and included in "Interest income / (expense) and other, net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.
As of September 30, 2015 and December 31, 2014, the Company's amortized cost of its available-for-sale securities approximated fair value. Gross unrealized gains and losses as of September 30, 2015 and December 31, 2014 were insignificant. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of September 30, 2015 or as of December 31, 2014. Contractual maturities for the Company's available-for-sale securities are generally within two years of September 30, 2015.
During the three months ended September 30, 2015 and 2014, and the nine months ended September 30, 2015, the gross realized gains and losses on sales of available-for-sale marketable securities, as well as amounts reclassified out of accumulated other comprehensive loss, were insignificant. During the nine months ended September 30, 2014, the gross realized gains and losses on sales of available-for-sale marketable securities were $0.03 million and $(0.5) million, respectively, which are presented net as “Interest Income / (expense) and other, net” on the consolidated statements of operations. Included in the net realized loss on sales of available-for-sale marketable securities during the nine months ended September 30, 2014 were amounts reclassified out of accumulated other comprehensive loss of $(0.5) million. See Note 6, Accumulated Other Comprehensive Loss, in these Notes to Consolidated Financial Statements for further information.

6. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income / (loss), included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net income / (loss). For the Company, accumulated other comprehensive loss is impacted by unrealized gains / (losses) on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. The components of accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014 are set forth in the schedule below:

(in thousands)	Unrealized Gains/(Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(24)	$(24)
Amounts reclassified for net realized gains on available-for-sale securities included in net loss *	(1)	(1)
Net unrealized gains on available-for-sale securities occurring during the period	9	9
Balance at September 30, 2015	$(16)	$(16)
* Amounts reclassified for previously unrealized losses on available-for-sale securities are included in "Interest income /(expense) and other, net" in the consolidated statements of operations.
7. Credit Facilities
On June 30, 2015, the Company entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which reduced the Company's line of credit with Bank of America, N.A. from $5.0 million to $2.5 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%. The Amended Credit Agreement expires on June 30, 2016, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings against its line of credit, but had outstanding letters of credit of $1.0 million on both dates.
8. Property and Equipment, net
On February 1, 2015, the Company entered into a capital lease for computer equipment. The lease provides for a three-year term for $0.7 million ending February 1, 2017. Minimum annual payments pursuant to the lease are as follows:

Cash Payments (in thousands)
2015	$230
2016	230
2017	230
The present value of these minimum lease payments was $0.7 million. Imputed interest was immaterial. The present value of the minimum lease payments, along with associated accumulated amortization of the capital lease of $0.2 million, were included within "Property and Equipment, net" on the consolidated balance sheet as of September 30, 2015. Ownership of the computer equipment transfers to the Company at the end of the lease term. Accordingly, the computer equipment under this capital lease is being amortized over three years, consistent with the Company's normal depreciation policy for owned computer assets.
Depreciation and amortization expense was $0.6 million and $1.5 million during the three and nine months ended September 30, 2015, respectively. Included in these amounts were $0.1 million and $0.2 million, respectively, of amortization of assets recorded under a capital lease. For the nine months ended September 30, 2014, depreciation and amortization expense was $4.7 million, which included $2.1 million from the non-recurring accelerated amortization of leasehold improvements related to the consolidation of the Company's primary office space during February 2014.

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
The Company recorded $0.3 million and $0.9 million of net tax expense during the three and nine months ended September 30, 2015. The tax expense was primarily attributable to differences between the financial statement carrying amounts of past acquisitions of certain indefinite-lived intangible assets and their respective tax bases.
ASC 740 further establishes guidance on the accounting for uncertain tax positions. As of September 30, 2015, the liability for uncertain tax positions balance was zero. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005 and state examinations for the years before 2003. The Company does not anticipate that the liability will change significantly over the next twelve months.
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
The Broadcasting segment consists of the Company's limited television production operations and television content library licensing.

Segment information for the three months ended September 30, 2015 and 2014 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2015
Revenues	$5,323	$11,669	$468	$—	$17,460
Non–cash equity compensation	(24)	(8)	—	(369)	(401)
Depreciation and amortization	(130)	(14)	—	(406)	(550)
Merger transaction costs	—	—	—	(1,059)	(1,059)
Operating (loss) / income	(2,404)	8,298	305	(7,478)	(1,279)
2014
Revenues	$15,781	$13,691	$139	$—	$29,611
Non–cash equity compensation	(28)	(10)	—	(436)	(474)
Depreciation and amortization	(135)	(11)	(1)	(636)	(783)
Impairment of trademark and goodwill	—	(11,350)	—	—	(11,350)
Operating loss	(6,246)	(1,548)	(36)	(7,020)	(14,850)
Segment information for the nine months ended September 30, 2015 and 2014 is as follows:

(in thousands)	Publishing	Merchandising	Broadcasting	Corporate	Consolidated
2015
Revenues	$17,176	$34,650	$930	$—	$52,756
Non–cash equity compensation	(110)	(32)	—	(1,357)	(1,499)
Depreciation and amortization	(248)	(27)	—	(1,183)	(1,458)
Merger transaction costs	—	—	—	(4,129)	(4,129)
Operating (loss) / income	(6,160)	24,433	186	(24,539)	(6,080)
2014
Revenues	$57,516	$41,494	$1,489	$—	$100,499
Non–cash equity compensation	(111)	(89)	(1)	(1,312)	(1,513)
Depreciation and amortization	(458)	(40)	(3)	(4,150)	(4,651)
Impairment of trademark and goodwill	—	(11,350)	—	—	(11,350)
Operating (loss) / income	(10,746)	18,747	26	(22,823)	(14,796)

11. Other Information
Production, distribution and editorial expenses, selling and promotion expenses, and general and administrative expenses are each presented exclusive of depreciation and amortization, which are disclosed separately on the Company's consolidated statements of operations. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.
In 2014, the Company incurred restructuring expenses of $3.6 million comprised primarily of employee severance and other employee-related termination costs, as well as contract termination costs. As of September 30, 2015, liabilities associated with these expenses were approximately $0.6 million, of which the Company expects to pay the majority prior to June 30, 2016.

12. Legal Matters
On May 19, 2015, R.R. Donnelley & Sons Co. (“RRD”) filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled R.R. Donnelley & Sons Co. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, RRD claims, in two counts, that the Company improperly terminated its commercial printing agreement with RRD to print Martha Stewart Living and Martha Stewart Weddings following the Company's entrance into agreements with Meredith Corporation to publish the magazines. RRD seeks damages in the amount of $7.7 million. On July 21, 2015, the Company filed a Motion to Dismiss and to Strike. In the Company's motion, the Company maintained, under both counts, that there was no breach and that the claimed damages are unsupported or wholly speculative. On August 27, 2015, RRD filed a Response to the Company's Motion to Dismiss and Strike maintaining that the Company's Motions to Dismiss should be denied and that the Company's motion to strike RRD’s consequential damages should be denied. The Company responded to RRD's reply on September 24, 2015. On October 27, 2015, the Circuit Court of Cook County, Illinois granted the Company's motion to dismiss with respect to RRD’s first count and denied the Company's motion to dismiss with respect to RRD’s second count and resulting consequential damages. The Company believes that it has meritorious defenses to the claims made by RRD, and intends to vigorously defend such claims. Future litigation costs in this matter may be significant.
In addition, the Company is party to legal proceedings in the ordinary course of business, including, but not limited to, product liability claims for which the Company is indemnified by its licensees. None of these proceedings is deemed material, though the costs of defending certain litigations have been and may continue to be significant.
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
As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a definitive merger agreement with Sequential Brands Group, Inc. (“Sequential”) pursuant to which Sequential would acquire 100% of the outstanding shares of MSLO for aggregate consideration valued at $6.15 per share, payable 50% in stock and 50% in cash (the "Merger"). Risk, uncertainties and assumptions relating to the Merger include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the inability to complete the Merger due to the failure to obtain approval for the Merger from the Company's stockholders or the failure to satisfy other conditions to completion of the Merger; (3) the failure of Sequential to obtain the necessary financing arrangements to consummate the Merger; (4) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; (5) the effect of the announcement of the Merger on the Company’s relationships with its licensing partners, operating results and business generally; (6) the occurrence of problems in successfully integrating the business of Sequential and the Company; (7) the failure of Sequential to realize the synergies expected from the Merger; and (8) other risks that are described in Merger-related materials filed by Singer Madeline Holdings, Inc. ("TopCo"), Sequential and the Company with the SEC, including the TopCo registration statement on Form S-4, filed with the SEC by TopCo on July 29, 2015, as amended (the “TopCo S-4”) and the combined proxy statement/prospectus filed with the SEC by the Company on October 27, 2015 on Schedule 14A, which forms a part of the TopCo S-4.
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
On June 22, 2015, the Company and Sequential entered into a definitive merger agreement, as defined above. Under the terms of the Merger, each of Sequential and MSLO will merge with and into subsidiaries of Singer Madeline Holdings, Inc., a newly formed public holding company (“TopCo”). TopCo will continue as a publicly traded company on the Nasdaq Stock Market under the symbol "SQBG" and will be renamed "Sequential Brands Group, Inc." Pursuant to the terms of the Merger, each share of Sequential common stock will be converted into one share of TopCo common stock. MSLO stockholders will be entitled to elect to receive either (a) $6.15 in cash or (b) a number of shares of TopCo common stock equal to $6.15 divided by the volume weighted average price of Sequential common stock during the five-day period ending on the trading day immediately prior to the closing of the Merger, for each share of MSLO common stock held. The cash and stock elections by MSLO stockholders will be subject to proration in the event of oversubscription, although any stockholder who elects 50% stock and 50% cash will not be subject to proration. The transaction is subject to customary closing conditions and approval by the holders of a majority of MSLO outstanding common stock not owned directly or indirectly by Martha Stewart or her affiliates. The Company is holding a special meeting of its stockholders on Wednesday, December 2, 2015 where stockholders of record as of the close of business on October 26, 2015 will vote to, among other things, approve the Merger. For further information regarding the Merger and the special meeting of stockholders, please refer to (i) the TopCo registration statement on Form S-4, filed with the SEC by TopCo on July 29, 2015, as amended (the “TopCo S-4”), (ii) the combined proxy statement/prospectus filed with the SEC by the Company on October 27, 2015 on Schedule 14A, which forms a part of the TopCo S-4, and (iii) the Company’s Current Reports on Form 8-K filed with the SEC on June 22, 2015, June 24, 2015 and October 22, 2015.
We are currently organized into three business segments: Publishing, Merchandising and Broadcasting. Summarized below are our operating results for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)		2015 (unaudited)	2014 (unaudited)
Total Revenues	$17,460	$29,611		$52,756	$100,499
Total Operating Costs and Expenses	(18,739)	(44,461)	*	(58,836)	(115,295)	*
Total Operating (Loss) / Income	$(1,279)	$(14,850)		$(6,080)	$(14,796)
* Merchandising segment operating costs and expenses during the three and nine months ended September 30, 2014 included a non-cash intangible asset and goodwill impairment charge of $11.4 million.

On October 14, 2014, we entered into the MS Living Agreement with Meredith Corporation and, effective November 1, 2014, we discontinued publication of Martha Stewart Living and our related digital operations. Pursuant to the MS Living Agreement, Meredith assumed control of advertising sales, circulation and production of Martha Stewart Living and special interest publications, and hosting, operating, maintaining, and providing advertising sales and related functions for marthastewart.com and marthastewartweddings.com, and our related digital assets. We continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Living, marthastewart.com and marthastewartweddings.com. Concurrently with the MS Living Agreement, we entered into the MS Weddings Agreement with Meredith. Pursuant to the MS Weddings Agreement, Meredith assumed responsibility for advertising sales, circulation and production of Martha Stewart Weddings and related special interest publications, including Martha Stewart’s Real Weddings. We continue to own our underlying intellectual property, and create and provide all editorial content for Martha Stewart Weddings and related special interest publications. Under the MS Weddings Agreement, Meredith provides these services on a cost-plus basis. Meredith began delivering editions starting with the February 2015 issue of Martha Stewart Living and the Winter 2015 issue of Martha Stewart Weddings.

As expected, our partnership with Meredith has significantly impacted certain Publishing segment revenues and expenses. Specifically, with the elimination of Martha Stewart Living advertising and circulation revenues that began with the February 2015 issue and the digital advertising revenue share arrangement that began November 1, 2014, total advertising and circulation revenues for the current period were, and are expected to continue to be, lower than our results from 2014. These revenue declines have been, and will be, partially offset by the recognition of licensing revenue for print and digital editorial content that we began to provide to Meredith on November 1, 2014. We also expect our Publishing segment expenses to continue to be lower than 2014 expenses due to the elimination of almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our websites. The beneficial impact of our partnership with Meredith from the reduction of Publishing segment expenses has been greater than the related revenue declines we have experienced, which has improved our Publishing segment operating results for the nine months ended September 30, 2015 compared to the prior-year period. Future improvement in our Publishing segment depends on a variety of factors, including Meredith's ability to improve revenue for our magazines and websites and our ability to more efficiently produce editorial content. With respect to Martha Stewart Weddings, we will continue to record advertising and circulation revenue generated by Meredith on our behalf for Martha Stewart Weddings and related special interest publications, as well as all costs associated with these magazines, including our editorial expenses and Meredith's expenses for production, selling and distribution services that are provided to us on a cost-plus basis. For further discussion of our revenue recognition policies with respect to our partnership with Meredith, see the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies.
We generate revenue from various sources such as licensing partners and advertising customers. Publishing segment revenues beginning January 1, 2015 are comprised of advertising sales, magazine subscriptions and newsstand sales of Martha Stewart Weddings and related special interest publications, as well as royalties from our book business. Publishing segment revenues also include the recognition of licensing revenue for editorial content provided to Meredith, as well as our share of any advertising revenue generated by Meredith for our digital properties, primarily marthastewart.com. Merchandising segment revenues are generated from the licensing of our trademarks and designs for a variety of products sold at multiple price points through a wide range of distribution channels. Our retail partnerships include our programs at The Home Depot, Macy's, J.C. Penney, PetSmart and Staples. Our wholesale partnerships include Wilton Properties, Plaid Enterprises and Orchard Yarn and Thread, Inc. (d/b/a Lion Brand Yarn) for our Martha Stewart Crafts program (currently sold at Michaels and other crafts stores), as well as with a variety of wholesale partnerships to produce products under the Emeril Lagasse brand. Merchandising segment revenues are also derived from the licensing of talent services. Broadcasting segment revenues are generated from our limited television production operations and television content library licensing. Our expenses across all of our segments primarily consist of compensation and related charges, as well as general overhead costs, including facilities and related expenses. In our Publishing segment, we incur expenses related to the production, distribution, selling and marketing of Martha Stewart Weddings. We also incur editorial costs associated with creating content for Martha Stewart Living, Martha Stewart Weddings and our digital operations, as well as the costs associated with producing our video programming.

Detailed segment operating results for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)
Segment Revenues:
Publishing	$5,323	$15,781	$17,176	$57,516
Merchandising	11,669	13,691	34,650	41,494
Broadcasting	468	139	930	1,489
TOTAL REVENUES	17,460	29,611	52,756	100,499
Segment Operating Costs and Expenses:
Publishing	(7,727)	(22,027)	(23,336)	(68,262)
Merchandising *	(3,371)	(15,239)	(10,217)	(22,747)
Broadcasting	(163)	(175)	(744)	(1,463)
TOTAL OPERATING COSTS AND EXPENSES BEFORE CORPORATE EXPENSES	(11,261)	(37,441)	(34,297)	(92,472)
Segment Operating (Loss) / Income:
Publishing	(2,404)	(6,246)	(6,160)	(10,746)
Merchandising	8,298	(1,548)	24,433	18,747
Broadcasting	305	(36)	186	26
Total Segment Operating Income / (Loss) Before Corporate Expenses	6,199	(7,830)	18,459	8,027
Corporate Expenses **	(7,478)	(7,020)	(24,539)	(22,823)
TOTAL OPERATING LOSS	$(1,279)	$(14,850)	$(6,080)	$(14,796)
* Merchandising segment operating costs and expenses during the three and nine months ended September 30, 2014 included a non-cash intangible asset and goodwill impairment charge of $11.4 million.
** Corporate expenses include unallocated costs of items such as compensation and related costs for certain departments, such as executive (including Martha Stewart, our Founder and Chief Creative Officer), finance, legal, human resources, corporate communications, office services and information technology, as well as allocated portions of rent and related expenses for these departments that reflect current utilization of office space. Unallocated Corporate expenses are directed and controlled by central management and not by our segment management, and therefore are not included as part of our segment operating performance. In addition, for the three and nine months ended September 30, 2015, Corporate expenses also included merger transaction costs of $1.1 million and $4.1 million, respectively, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties.

Operating Results for the Three Months ended September 30, 2015 Compared to Three Months ended September 30, 2014
For the three months ended September 30, 2015, total revenues decreased 41%, compared to the three months ended September 30, 2014, primarily due to our partnership with Meredith, which impacted print advertising and circulation revenue, as well as digital advertising revenue. In addition, Merchandising segment royalty and other revenues were lower primarily due to the impact of certain expired partnerships and lower sales at The Home Depot.
During the three months ended September 30, 2015, our operating costs and expenses before Corporate expenses decreased $26.2 million or 70% from the prior-year period, primarily due to our partnership with Meredith, which allowed us to eliminate almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our website. In addition, the prior-year period included a non-cash intangible asset and goodwill impairment charge of $11.4 million, with no comparable charge during the three months ended September 30, 2015. Excluding the impairment charge, our operating costs and expenses before Corporate expenses decreased $14.8 million or 57% as compared to the three months ended September 30, 2014.
Corporate expenses increased 7% for the three months ended September 30, 2015, as compared to the prior-year period, primarily due to merger transaction costs of $1.1 million, principally for legal services related to our planned merger with Sequential, partially offset by reduced headcount.
Operating Results for the Nine Months ended September 30, 2015 Compared to Nine Months ended September 30, 2014
For the nine months ended September 30, 2015, total revenues decreased 48%, compared to the nine months ended September 30, 2014, primarily due to our partnership with Meredith, which impacted print advertising and circulation revenue, as well as digital advertising revenue. In addition, Merchandising segment royalty and other revenues were lower primarily due to the impact of certain expired partnerships and lower sales at The Home Depot.
During the nine months ended September 30, 2015, our operating costs and expenses before Corporate expenses decreased $58.2 million or 63% from the prior-year period, primarily due to our partnership with Meredith, which eliminated almost all of our non-editorial related expenses for Martha Stewart Living and our digital assets, including our website. In addition, the prior-year period included a non-cash intangible asset and goodwill impairment charge of $11.4 million, with no comparable charge during the nine months ended September 30, 2015. Excluding the impairment charge, our operating costs and expenses before Corporate expenses decreased $46.8 million or 58% as compared to the nine months ended September 30, 2014.
Corporate expenses increased 8% for the nine months ended September 30, 2015, as compared to the prior-year period, primarily due to merger transaction costs of $4.1 million, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties. The increase was partially offset by the non-recurring accelerated amortization of leasehold improvements during the nine months ended September 30, 2014, with no comparable charge in the current-year period.
Liquidity
During the nine months ended September 30, 2015, our overall cash, cash equivalents and short-term investments decreased $6.5 million from December 31, 2014. The decrease was primarily the result of $4.3 million of cash used in operations, reflecting our operating loss for the nine months ended September 30, 2015 including merger transaction costs of $4.1 million, principally for legal and financial advisory services. Cash, cash equivalents and short-term investments were $41.8 million and $48.3 million as of September 30, 2015 and December 31, 2014, respectively.

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014
PUBLISHING SEGMENT

	Three months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$1,685	$6,650	$(4,965)
Digital advertising	1,704	4,789	(3,085)
Circulation	—	4,131	(4,131)
Books	54	23	31
Licensing and other	1,880	188	1,692
Total Publishing Segment Revenues	5,323	15,781	(10,458)

Production, distribution and editorial	(5,580)	(12,004)	6,424
Selling and promotion	(891)	(8,498)	7,607
General and administrative	(1,126)	(1,390)	264
Depreciation and amortization	(130)	(135)	5
Publishing Segment Operating Loss	$(2,404)	$(6,246)	$3,842
Our Publishing segment results for the three months ended September 30, 2015 were impacted by our partnership with Meredith. Specifically, as a result of the MS Living Agreement, during the three months ended September 30, 2015: (i) we no longer recognize print advertising and circulation revenues associated with Martha Stewart Living, along with related paper, printing and distribution costs; (ii) digital advertising revenue includes only our share of total digital advertising revenue, net of commissions and certain third-party expenses; (iii) other revenue includes licensing revenue associated with the delivery of print and digital editorial content to Meredith; and (iv) selling and promotion expenses benefit from the elimination of most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. The MS Weddings Agreement had no impact on the recognition of revenues and expenses associated with Martha Stewart Weddings and related special interest publications. See the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of our revenue recognition policies with respect to our partnership with Meredith.
Publishing segment revenues decreased $10.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the impact of our partnership with Meredith, as discussed above. Print advertising revenue decreased $5.0 million due to the recognition of $4.7 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the three months ended September 30, 2015. Print advertising revenue from Martha Stewart Weddings decreased $0.3 million due to fewer advertising pages sold at lower rates. Digital advertising revenue decreased $3.1 million primarily due to our digital revenue share arrangement with Meredith. Before the revenue share and allowable deductions, digital advertising revenue declined $1.2 million compared to the prior-year period. Circulation revenue for the three months ended September 30, 2015 included $0.1 million of circulation revenue from the Fall 2015 issue of Martha Stewart Weddings, which was fully offset by adjustments to prior issues reflecting further newsstand erosion. The total decrease in circulation revenue of $4.1 million was primarily due to the recognition of $3.8 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the three months ended September 30, 2015. Also, circulation revenue from Martha Stewart Weddings decreased $0.2 million due to lower newsstand sales. Licensing and other revenue in our Publishing segment increased $1.7 million primarily due to the recognition of licensing revenue in connection with the delivery of print and digital editorial content to Meredith.
Production, distribution and editorial expenses decreased $6.4 million primarily due to the impact of our partnership with Meredith, specifically due to the elimination of: i) $4.5 million in non-editorial costs associated with Martha Stewart Living in the prior-year period, including paper, printing and distribution costs; and ii) $2.0 million in production, distribution and editorial expenses associated with our digital assets, including our websites. Selling and promotion expenses decreased $7.6 million due to the elimination of most of our advertising sales and marketing costs for Martha Stewart Living and our digital properties, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. Partially offsetting the savings from the elimination of these costs were higher advertising sales and marketing costs and circulation expenses for Martha Stewart Weddings. General and administrative expenses decreased $0.3 million during the three months ended September 30, 2015 due to lower allocated facilities costs.

MERCHANDISING SEGMENT

	Three months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$11,669	$13,691	$(2,022)
Total Merchandising Segment Revenues	11,669	13,691	(2,022)

Production, distribution and editorial	(1,541)	(1,856)	315
Selling and promotion	(423)	(550)	127
General and administrative	(1,393)	(1,472)	79
Depreciation and amortization	(14)	(11)	(3)
Impairment of trademark and goodwill	—	(11,350)	11,350
Merchandising Segment Operating Income / (Loss)	$8,298	$(1,548)	$9,846
Merchandising segment revenues decreased 15% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to the impact of certain expired partnerships and lower sales at The Home Depot, primarily from fewer product categories offered. In addition, licensing revenue from the provision of television talent services to third parties featuring Martha Stewart decreased $0.4 million as compared to the prior-year period. These revenue declines were partially offset by an increase in royalties from our direct license relationship with PetSmart. Merchandising segment revenues for both the three months ended September 30, 2015 and 2014 included $1.7 million from the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney in 2013.
Merchandising segment expenses decreased due to lower compensation and related expenses and lower allocated facilities expenses. During the three months ended September 30, 2014, we recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of our indefinite-lived intangible asset and goodwill associated with the Emeril Lagasse business to its fair value. For further discussion of the prior-year period impairment charges, see the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies.

BROADCASTING SEGMENT

	Three months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$—	$40	$(40)
Licensing and other	468	99	369
Total Broadcasting Segment Revenues	468	139	329

Production, distribution and editorial	(150)	(128)	(22)
Selling and promotion	(13)	(33)	20
General and administrative	—	(13)	13
Depreciation and amortization	—	(1)	1
Broadcasting Segment Operating Income / (Loss)	$305	$(36)	$341
Broadcasting segment revenues increased $0.3 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Licensing and other revenue increased $0.4 million due to higher fees earned from international television licensing of our library of programming.

CORPORATE

	Three months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
General and administrative	$(6,013)	$(6,384)	$371
Depreciation and amortization	(406)	(636)	230
Merger transaction costs	(1,059)	—	(1,059)
Corporate Operating Costs and Expenses	$(7,478)	$(7,020)	$(458)
Corporate operating costs and expenses increased 7% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to $1.1 million in merger transaction costs, which were principally for legal services related to our planned merger with Sequential, as well as higher allocated facilities expenses. These increases were partially offset by reduced headcount, which resulted in a decrease of $0.4 million to general and administrative expenses.

OTHER ITEMS
Income tax (provision) / benefit. Income tax (provision) / benefit was $(0.3) million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively. The three months ended September 30, 2014 included a net tax benefit that resulted from the non-cash impairment of an indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. There was no corresponding tax benefit recorded during the three months ended September 30, 2015.
Net loss. Net loss was $1.5 million and $11.1 million for the three months ended September 30, 2015 and 2014, respectively, as a result of the factors described above.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014
PUBLISHING SEGMENT

	Nine months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Publishing Segment Revenues
Print advertising	$5,201	$25,594	$(20,393)
Digital advertising	5,625	13,882	(8,257)
Circulation	716	16,735	(16,019)
Books	269	602	(333)
Licensing and other	5,365	703	4,662
Total Publishing Segment Revenues	17,176	57,516	(40,340)

Production, distribution and editorial	(16,493)	(38,016)	21,523
Selling and promotion	(2,373)	(25,766)	23,393
General and administrative	(4,222)	(4,022)	(200)
Depreciation and amortization	(248)	(458)	210
Publishing Segment Operating Loss	$(6,160)	$(10,746)	$4,586
Our Publishing segment results for the nine months ended September 30, 2015 were impacted by our partnership with Meredith. Specifically, as a result of the MS Living Agreement, during the nine months ended September 30, 2015: (i) we no longer recognize print advertising and circulation revenues associated with Martha Stewart Living, along with related paper, printing and distribution costs; (ii) digital advertising revenue includes only our share of total digital advertising revenue, net of commissions and certain third-party expenses; (iii) other revenue includes licensing revenue associated with the delivery of print and digital editorial content to Meredith; and (iv) selling and promotion expenses benefit from the elimination of most of our advertising sales and marketing costs, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. The MS Weddings Agreement had no impact on the recognition of revenues and expenses associated with Martha Stewart Weddings and related special interest publications. See the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of our revenue recognition policies with respect to our partnership with Meredith.
Publishing segment revenues decreased $40.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the impact of our partnership with Meredith, as discussed above. Print advertising revenue decreased $20.4 million due to the recognition of $19.3 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the nine months ended September 30, 2015. Print advertising revenue from Martha Stewart Weddings decreased $1.1 million due to fewer advertising pages sold at lower rates. Digital advertising revenue decreased $8.3 million due to our digital revenue share arrangement with Meredith. Before the revenue share and allowable deductions, digital advertising revenue declined $2.6 million compared to the prior-year period. Circulation revenue decreased $16.0 million due to the recognition of $15.4 million of revenue from Martha Stewart Living in the prior-year period, with no comparable revenue during the nine months ended September 30, 2015. Circulation revenue from Martha Stewart Weddings decreased $0.7 million due to lower newsstand sales. Revenue from books royalties decreased due to a non-recurring benefit of $0.4 million during the prior-year period, with no comparable revenue during the nine months ended September 30, 2015. Licensing and other revenue in our Publishing segment increased $4.7 million primarily due to the recognition of licensing revenue in connection with the delivery of print and digital editorial content to Meredith.
Production, distribution and editorial expenses decreased $21.5 million primarily due to the impact of our partnership with Meredith, specifically due to the elimination of: i) $16.2 million in non-editorial costs associated with Martha Stewart Living in the prior-year period, including paper, printing and distribution costs; and ii) $4.8 million in production, distribution and editorial expenses associated with our digital assets, including our websites. Selling and promotion expenses decreased $23.4 million due to the elimination of most of our advertising sales and marketing costs for Martha Stewart Living and our digital properties, as well as certain subscriber acquisition and fulfillment costs and newsstand expenses. General and administrative expenses increased $0.2 million during the nine months ended September 30, 2015 primarily due to a non-recurring charge of $0.7 million related to the buyout of a legacy Publishing segment contract. This charge was partially offset by lower allocated facilities costs.

MERCHANDISING SEGMENT

	Nine months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Merchandising Segment Revenues
Royalty and other	$34,650	$41,494	$(6,844)
Total Merchandising Segment Revenues	34,650	41,494	(6,844)

Production, distribution and editorial	(4,913)	(5,432)	519
Selling and promotion	(1,172)	(1,403)	231
General and administrative	(4,105)	(4,522)	417
Depreciation and amortization	(27)	(40)	13
Impairment of trademark and goodwill	—	(11,350)	11,350
Merchandising Segment Operating Income	$24,433	$18,747	$5,686
Merchandising segment revenues decreased 16% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to the impact of certain expired partnerships and lower sales at The Home Depot, primarily from fewer product categories offered. In addition, licensing revenue from the provision of television talent services to third parties featuring Martha Stewart decreased $1.1 million as compared to the prior-year period. These revenue declines were partially offset by an increase in royalties from our direct license relationship with PetSmart. Merchandising segment revenues for both the nine months ended September 30, 2015 and 2014 included $5.0 million from the pro rata recognition of non-cash revenue that resulted from the return of 11 million shares of our Class A Common Stock from J.C. Penney in 2013.
Merchandising segment expenses decreased due to lower compensation and related expenses and lower allocated facilities expenses. During the nine months ended September 30, 2014, we recorded an aggregate non-cash impairment charge of $11.4 million to write down the value of our indefinite-lived intangible asset and goodwill associated with the Emeril Lagasse business to its fair value. For further discussion of the prior-year period impairment charges, see the Notes to Consolidated Financial Statements in our 2014 Form 10-K, specifically Note 2, Summary of Significant Accounting Policies.

BROADCASTING SEGMENT

	Nine months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
Broadcasting Segment Revenues
Advertising	$163	$916	$(753)
Licensing and other	767	573	194
Total Broadcasting Segment Revenues	930	1,489	(559)

Production, distribution and editorial	(698)	(1,249)	551
Selling and promotion	(41)	(174)	133
General and administrative	(5)	(37)	32
Depreciation and amortization	—	(3)	3
Broadcasting Segment Operating Income	$186	$26	$160
Broadcasting segment revenues decreased $0.6 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Advertising revenue decreased $0.8 million due to lower fees earned from sponsorship revenue related to the fourth season of Martha Bakes on PBS, as compared to the third seasons of both Martha Stewart's Cooking School and Martha Bakes in the prior-year period. Licensing and other revenue increased $0.2 million due to higher international television licensing of our library of programming, partially offset by lower radio licensing revenue as a result of the expiration of our agreement with Sirius XM Radio in February 2015. Broadcasting segment expenses decreased due to lower production costs and reduced selling and promotion headcount.

CORPORATE

	Nine months ended September 30,
(in thousands)	2015 (unaudited)	2014 (unaudited)	Better / (Worse)
General and administrative	$(19,227)	$(18,673)	$(554)
Depreciation and amortization	(1,183)	(4,150)	2,967
Merger transaction costs	(4,129)	—	(4,129)
Corporate Operating Costs and Expenses	$(24,539)	$(22,823)	$(1,716)
Corporate operating costs and expenses increased 8% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. General and administrative expenses increased $0.6 million primarily due to higher legal fees and higher allocated facilities expenses. Our legal fees for the nine months ended September 30, 2015 and 2014 included $1.7 million and $1.0 million, respectively, in expenses related to litigation with a former licensing partner (Age Group, Ltd. v. Martha Stewart Living Omnimedia, Inc. filed October 2, 2013 in the Supreme Court of New York County, New York). These increases in legal fees and allocated facilities expenses were partially offset by reduced headcount. Depreciation and amortization decreased $3.0 million primarily due to the non-recurring accelerated amortization of leasehold improvements during the nine months ended September 30, 2014 related to vacating 21% of our primary office space. During the nine months ended September 30, 2015, we incurred $4.1 million in merger transaction costs, principally for legal and financial advisory services related to the Merger and prior strategic negotiations with other third parties.

OTHER ITEMS
Interest income / (expense) and other, net. Interest income / (expense) and other, net was $0.2 million and $(0.5) million for the nine months ended September 30, 2015 and 2014, respectively. The expense during the prior-year period was the result of net realized losses on certain of our short-term investments, inclusive of reclassification adjustments for previous net unrealized losses on available-for-sale securities, of $(0.5) million, with no comparable loss during the nine months ended September 30, 2015.
Income tax benefit/(provision). Income tax (provision) / benefit was $(0.9) million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. The nine months ended September 30, 2014 included a net tax benefit that resulted from the non-cash impairment of an indefinite-lived intangible asset and goodwill in our Merchandising segment associated with the Emeril Lagasse business. In addition, there was a nonrecurring tax benefit to revalue deferred tax liabilities as a result of the change in the state rate for which deferred taxes are measured. There were no corresponding tax benefits recorded during the nine months ended September 30, 2015.
Net loss. Net loss was $6.8 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively, as a result of the factors described above.

Liquidity and Capital Resources
Overview
During the nine months ended September 30, 2015, our overall cash, cash equivalents and short-term investments decreased $6.5 million from December 31, 2014. The decrease was primarily the result of $4.3 million of cash used in operations, reflecting our operating loss for the nine months ended September 30, 2015 including merger transaction costs of $4.1 million, principally for legal and financial advisory services. Cash, cash equivalents and short-term investments were $41.8 million and $48.3 million as of September 30, 2015 and December 31, 2014, respectively.
On June 30, 2015, we entered into an Amendment to the Amended and Restated Loan Agreement between the Company and Bank of America, N.A., dated February 14, 2012, (the "Amended Credit Agreement"), which reduced our line of credit with Bank of America, N.A. from $5.0 million to $2.5 million. Borrowings under this line of credit are available for investment opportunities, working capital, and the issuance of letters of credit. As of September 30, 2015, we had no borrowings against our line of credit. We believe that our available cash and cash equivalent balances and short-term investments, along with our line of credit, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.
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
Cash (used in) / provided by operating activities was $(4.3) million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, our operating loss was $6.1 million, which included merger transaction costs of $4.1 million, principally for legal and financial advisory services. Our operating loss also included $5.0 million of non-cash revenue in our Merchandising segment from the return of 11 million shares of our Class A Common Stock from J.C. Penney. In addition, we used $9.2 million of cash used to satisfy certain accounts payable and accrued liabilities outstanding as of December 31, 2014, as well as $3.9 million of cash used to pay certain payroll and related liabilities, including bonus and severance payments, which were expensed during 2014. Partially offsetting these cash outflows was the collection of $16.0 million from receivables related to royalties and advertising.
Cash Flows from Investing Activities
Our cash inflows from investing activities generally include proceeds from the sale of short-term investments. Investing cash outflows generally include purchases of short-term investments and additions to property and equipment.
Cash used in investing activities was $1.4 million and $24.9 million for the nine months ended September 30, 2015 and 2014, respectively, primarily from the net purchases of short-term investments. We used $0.8 million in cash during the nine months ended September 30, 2015 for incremental capital improvements to our information technology infrastructure and to our corporate office space.
Cash Flows from Financing Activities
Cash (used in) / provided by financing activities was $(1.0) million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, cash was used in financing activities to pay employee tax obligations in connection with vesting of employee restricted stock unit awards, partially offset by proceeds from the exercise of stock options for our Class A Common Stock issued under our equity incentive plans.
Debt
Any borrowings under our $2.5 million line of credit, pursuant to the Amended Credit Agreement, are available for investment opportunities, working capital, and the issuance of letters of credit. The annual interest rate on outstanding amounts is equal to a floating rate of 1-month LIBOR Daily Floating Rate plus 1.85%. The annual unused commitment fee is equal to 0.25%. The Amended Credit Agreement expires on June 30, 2016, at which time outstanding amounts borrowed under the agreement, if any, become due and payable. As of September 30, 2015 and December 31, 2014, we had no outstanding borrowings against our line of credit, but had outstanding letters of credit of $1.0 million on both dates.

Seasonality and Quarterly Fluctuations
Our businesses can experience fluctuations in quarterly performance. Our Publishing segment results can vary from quarter to quarter, and year over year, due to publication schedules and seasonality of certain types of advertising. In addition, advertising revenue on marthastewart.com and our other websites is tied to traffic, among other key factors, and is typically highest in the fourth quarter of the year and during national and religious holiday periods. Given our revenue sharing arrangements with Meredith with respect to digital advertising revenues, the quarterly performance of our Publishing segment may continue to be affected by seasonal fluctuations. Certain newsstand costs for Martha Stewart Weddings vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. Revenues from our Merchandising segment can vary significantly from quarter to quarter due to changes in product mix, new product launches and the performance of certain seasonal product lines.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the third quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are party to legal proceedings in the ordinary course of business, including, but not limited to, product liability claims for which we are indemnified by our licensees. Except as set forth in this Item, none of these proceedings is deemed material, though the costs of defending certain litigations have been and may continue to be significant.
R.R. Donnelley & Sons Co. v. Martha Stewart Living Omnimedia, Inc.
On May 19, 2015, R.R. Donnelley & Sons Co. (“RRD”) filed a lawsuit against us in the Circuit Court of Cook County, Illinois titled R.R. Donnelley & Sons Co. v. Martha Stewart Living Omnimedia, Inc. In such lawsuit, RRD claims, in two counts, that we improperly terminated our commercial printing agreement with RRD to print Martha Stewart Living and Martha Stewart Weddings following our entrance into agreements with Meredith Corporation to publish the magazines. RRD seeks damages in the amount of $7.7 million. On July 21, 2015, we filed a Motion to Dismiss and to Strike. In our motion, we maintained, under both counts, that there was no breach and that the claimed damages are unsupported or wholly speculative. On August 27, 2015, RRD filed a Response to our Motion to Dismiss and Strike maintaining that our Motions to Dismiss should be denied and that our motion to strike RRD’s consequential damages should be denied. We responded to RRD's reply on September 24, 2015. On October 27, 2015, the Circuit Court of Cook County, Illinois granted our motion to dismiss with respect to RRD’s first count and denied our motion to dismiss with respect to RRD’s second count and resulting consequential damages. We believe that we have meritorious defenses to the claims made by RRD, and intend to vigorously defend such claims. Future litigation costs in this matter may be significant.
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
We face certain risks related to our potential Merger with Sequential. A description of these risks can be found in the section entitled “Risk Factors” in the TopCo S-4. There have been no material changes from the risk factors described in the TopCo S-4.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

2.1
Letter Agreement, dated as of October 22, 2015, by and among Singer Madeline Holdings, Inc., Sequential Brands Group, Inc., Martha Stewart Living Omnimedia, Inc., Singer Merger Sub, Inc. and Madeline Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Singer Madeline Holdings, Inc.’s Registration Statement on Form S-4/A filed on October 22, 2015).

31.1 *	Certification of Principal Executive Officer

31.2 *	Certification of Principal Financial Officer

32 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTHA STEWART LIVING OMNIMEDIA, INC.

Date:	November 5, 2015

/s/ Kenneth P. West
Name:	Kenneth P. West
Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Letter Agreement, dated as of October 22, 2015, by and among Singer Madeline Holdings, Inc., Sequential Brands Group, Inc., Martha Stewart Living Omnimedia, Inc., Singer Merger Sub, Inc. and Madeline Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Singer Madeline Holdings, Inc.’s Registration Statement on Form S-4/A filed on October 22, 2015).

31.1 *	Certification of Principal Executive Officer

31.2 *	Certification of Principal Financial Officer

32 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates filed herewith.